Form 10QSB/A
period 1995-12-31
FRONTIER AIRLINES INC /CO/
filed 1996-05-07
CIK 921929

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         FORM 10-QSB/A AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-4877

                               FRONTIER AIRLINES, INC.
       (Exact name of small business issuer as specified in its charter)

             Colorado                              84-1256945
     (State of Incorporation)                (IRS Employer ID No.)

                             12015 E. 46th Avenue
                            Denver, Colorado 80239
                                 303-371-7400

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [ ]

Common Stock, no par value per share: 5,420,640 shares outstanding as of 2/12/96

                            FRONTIER AIRLINES, INC.

                               TABLE OF CONTENTS

PART I                       FINANCIAL INFORMATION                 PAGE NO.

     ITEM 1        FINANCIAL STATEMENTS                               3
                   Condensed Balanced Sheets                          3
                   Condensed Statements of Operations                 4
                   Condensed Statements of Cash Flows                 5
                   Notes to Financial Statements                      6

     ITEM 2        MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OR PLAN OR OPERATION                      8

PART II            OTHER INFORMATION

     ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K                  20

SIGNATURES                                                           20

                        Part I.  Financial Information

Item 1.  Financial Statements
FRONTIER AIRLINES, INC.
Condensed Balance Sheets
(Unaudited)

                                                             March 31,  December 31,
                                                               1995        1995
                                                           -------------------------
Assets
Current assets:
    Cash and cash equivalents                              $ 3,834,741  $ 4,024,656
    Restricted investments                                   1,277,017    2,161,479
    Trade receivables                                        3,582,975    5,037,718
    Maintenance deposits                                             -    3,167,483
    Prepaid expenses and other assets                          852,192    2,576,943
                                                           ------------------------
            Total current assets                             9,546,925   16,968,279

Security and other deposits                                  2,504,037    4,554,241

Property and equipment, net                                  1,598,166    2,019,449

Restricted investments                                          97,000       55,000
                                                           ------------------------
                                                           $13,746,128  $23,596,969
                                                           ========================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                       $ 2,812,390  $ 3,662,586
    Air traffic liability                                    3,816,446    7,693,712
    Other accrued expenses                                   2,332,300    1,773,749
    Accrued maintenance expense                                533,316    4,586,177
    Note payable                                                     -       41,374
    Current portion of obligations under capital leases         34,357       37,368
                                                           ------------------------
            Total current liabilities                        9,528,809   17,794,966

Accrued maintenance expense                                  2,428,160    2,374,923

Obligations under capital leases, excluding current
 portion                                                       146,667      118,253
                                                           ------------------------
            Total liabilities                               12,103,636   20,288,142
                                                           ------------------------
Stockholders' equity
    Preferred stock, no par value, authorized
        1,000,000 shares; none issued                                -            -
    Common stock, no par value, stated value of
        $.001 per share, authorized 20,000,000 shares;
        5,420,640 shares issued and outstanding                  3,443        5,421
    Additional paid-in capital                               9,761,686   17,823,391
    Unearned ESOP shares (note 3)                                    -            -
    Accumulated deficit                                     (8,122,637) (14,519,985)
                                                           ------------------------
            Total stockholders' equity                       1,642,492    3,308,827
                                                           ------------------------
                                                           $13,746,128  $23,596,969
                                                           ========================

                See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
Condensed Statements of Operations
(Unaudited)

                                           Three months ended          Nine months ended
                                               December 31                December 31
                                           1994         1995           1994         1995
                                        ------------------------  -------------------------
Revenues:
    Passenger                          $9,672,135   $16,830,920   $12,729,844   $42,977,482
    Cargo                                 219,953       250,944       245,215       821,529
    Other                                  47,247       122,557        63,126       544,069
                                       ----------   -----------   -----------    ----------
            Total revenues              9,939,335    17,204,421    13,038,185    44,343,080
                                       ----------   -----------   -----------    ----------
Operating expenses:
    Flight operations                   4,653,795     8,267,170     7,776,880    18,502,320
    Aircraft and traffic servicing      1,871,596     4,482,184     2,718,609    12,126,679
    Maintenance                         2,431,239     3,006,613     3,769,371     8,039,622
    Promotion and sales                 1,927,615     4,224,498     2,875,540     9,611,396
    General and administrative            634,010       785,541     2,110,308     2,450,063
    Depreciation and amortization          86,565       125,559       121,598       379,094
                                       ----------   -----------   -----------    ----------
            Total operating expenses   11,604,820    20,891,565    19,372,306    51,109,174
                                       ----------   -----------   -----------    ----------
            Operating loss             (1,665,485)   (3,687,144)   (6,334,121)   (6,766,094)
                                       ----------   -----------   -----------    ----------
Nonoperating income:
    Interest income                        72,048       142,562       160,936       311,151
    Other, net                             (7,836)      (10,138)      (14,817)       57,595
                                       ----------   -----------   -----------    ----------
    Total nonoperating income, net         64,212       132,424       146,119       368,746
                                       ----------   -----------   -----------    ----------
Net loss                              $(1,601,273)  $(3,554,720)  $(6,188,002)  $(6,397,348)
                                      ===========   ===========   ============  ===========
Loss per common share                       (0.47)        (0.66)        (2.05)        (1.51)
                                      ===========   ===========   ============  ===========
Weighted average shares outstanding     3,443,300     5,418,031     3,025,373     4,247,695
                                      ===========   ===========   ============  ===========

                See accompanying notes to financial statements

                            FRONTIER AIRLINES, INC.
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                       Three months ended               Nine months ended
                                                                           December 31                      December 31
                                                                       1994           1995             1994           1995
                                                                 -------------------------------  ------------------------------
Cash flows from operating activities:
    Net loss                                                      $(1,601,273)    $(3,554,720)    $(6,188,002)   $  (6,397,348)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
            Employee stock option plan compensation expense                 -         192,262               -           721,000
            Issuance of common stock options                                -               -               -            60,500
            Depreciation and amortization                              86,565         125,559         121,598           379,094
            Loss on sale of equipment                                       -               -               -            20,000
            Changes in operating assets and liabilities:
                Trade receivables                                  (2,257,141)     (2,851,906)     (3,886,379)       (1,454,743)
                Prepaid expenses and other assets                    (279,612)     (1,114,769)       (894,955)       (1,724,751)
                Security and other deposits                          (512,023)     (2,804,509)       (960,555)       (5,217,687)
                Restricted investments                                (55,088)       (382,076)       (625,354)         (842,462)
                Accounts payable                                    1,027,879       2,492,572       2,008,452           850,196
                Air traffic liability                               2,365,804       2,543,711       3,960,066         3,877,266
                Other accrued expenses                              1,025,006         248,997       2,218,822          (558,551)
                Accrued maintenance expense                         1,435,508       1,527,396       2,164,251         3,999,587
                                                                --------------- ---------------  ---------------  ---------------
                     Net cash used by operating activities          1,235,625      (3,577,483)     (2,082,056)       (6,287,899)
                                                                --------------- ---------------  ---------------  ---------------
Cash flows used by investing activities:
    Acquisition of property and equipment                            (284,680)       (579,935)     (1,238,572)         (840,047)
    Sales of property and equipment                                         -               -               -            19,745
                                                               --------------- ---------------  ---------------  ---------------
                    Net cash used by investing activities            (284,680)       (579,935)     (1,238,572)         (820,302)
                                                               --------------- ---------------  ---------------  ---------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants                 -         972,798       9,249,480         7,282,183
    Deferred public offering costs                                          -               -          35,000                 -
    Short-term borrowings                                                   -               -               -           101,496
    Principal payments on short-term borrowings                        (9,494)        (30,322)        (14,705)          (60,160)
    Principal payments on obligations under capital leases             (7,614)         (8,705)         (9,494)          (25,403)
                                                               --------------- ---------------  ---------------  ---------------
                    Net cash provided by financing activities         (17,108)        933,771       9,260,281         7,298,116
                                                               --------------- ---------------  ---------------  ---------------
                    Net increase in cash and cash equivalents         933,837      (3,223,647)      5,939,653           189,915

Cash and cash equivalents, beginning of period                      5,421,163       7,248,303         415,347          3,834,741
                                                               --------------- ---------------  ---------------  ---------------
Cash and cash equivalents, end of period                          $ 6,355,000     $ 4,024,656     $ 6,355,000    $     4,024,656
                                                               =============== ===============  ===============  ===============

                  See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

(1)   BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the audited financial statements and notes thereto for the year ended March 31, 1995 contained in the Form 10-KSB for the fiscal year ended March 31, 1995.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. On June 22, 1995, the Company's independent auditors had earlier stated an opinion that the Company's net loss of $7,998,593 for its first fiscal year ended March 31, 1995, raises substantial doubt about its ability to continue as a going concern. The auditors also noted that management had plans in regards to this matter including raising additional capital and actions designed to achieve long-term profitability.


      Among actions designed to achieve long-term profitability, the Company undertook a major revision of its route system between September and November 1995, at which time service was discontinued on a number of less-traveled routes, two larger Boeing 737-300 jet aircraft were added to the Company's fleet and service was introduced in six of Denver's most popular air travel markets. Management's future plans include leasing additional jets, expanding its route system into more high-density markets, making periodic assessments of existing markets and pricing strategies, and cost controls.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)   STOCKHOLDERS' EQUITY

      COMMON STOCK
      In September 1995, the Company completed a secondary public offering of 1,600,000 shares of Common Stock for $6,309,385 net of offering expenses. In October 1995, the Underwriters' over-allotment option associated with this offering of 240,000 shares was exercised in full and the Company received an additional $972,798 net of offering expenses.



(3)   EMPLOYEE STOCK OWNERSHIP PLAN

      The Company has established an Employee Stock Ownership Plan ("ESOP") which inures to the benefit of each permanent employee of the Company, except those employees covered by a collective bargaining agreement that does not provide for participation in the ESOP. Company contributions to the ESOP are discretionary and vary from year to year. In order for an employee to receive an allocation of Company Common Stock from the ESOP that employee must be employed on the last day of the ESOP's plan year, with certain exceptions. The Company's annual contribution to the ESOP, if any, will be allocated among the eligible employees of the Company as of the end of each plan year in proportion to the relative compensation (as defined in the ESOP) earned that plan year by each of the eligible employees. The ESOP does not provide for contributions by participating employees. Employees will vest in contributions made to the ESOP based upon their years of service with the Company. A year of service is an ESOP plan year during which an employee has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participating employee will be fully vested after five years of service. Distributions from the ESOP will not be made to employees during employment. However, upon termination of employment with the Company, each employee will be entitled to receive the vested portion of his or her account balance.

      The initial Company contribution to this ESOP was made on June 22, 1995 and consisted of 137,340 shares of Common Stock, of which 27,468 shares relate to the plan year ended March 31, 1995 and 109,872 shares relate to the period from April 1, 1995 to December 31, 1995. At June 30, 1995, 27,468 of these contributed shares were committed to be released and the remaining 109,872 shares were allocated to employees based upon compensation for the nine months ended December 31, 1995. The Company recognized compensation expense during the nine months ended December 31, 1995 of $721,000. Also, on June 22, 1995, the Company's Board of Directors had originally authorized the sale of an additional 549,360 shares to the plan on an installment basis. However, due to the Company's financial results, the Board of Directors, with the concurrence of the plan trustee, rescinded this installment sale in August 1995, determining that future plan contributions should be made on the basis of then existing circumstances.

(5)   LEASE COMMITMENTS

      AIRCRAFT LEASES

      During the quarter ended December 31, 1995, the Company leased two Boeing 737-300 aircraft under operating leases which expire in the year 2000. The Company is required to make security deposits and deposits for maintenance of these leased aircraft. The Company has provided each of the lessors a warrant to purchase 100,000 shares of the Company's Common Stock at a purchase price of $500,000.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The Company was incorporated in February 1994. Its operations during the first fiscal period ended March 31, 1994 were limited to startup activities. The Company's flight operations began at Stapleton International Airport ("Stapleton") on July 5, 1994 with two Boeing 737-200 aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. Since that time, the Company has increased the number of markets it serves and the number of flights offered. The Company placed three additional aircraft in service--one in August 1994, another in late September 1994 and a third in October 1994. The Company operated a total of five aircraft from October 1994 through October 1995. In October 1995, the Company leased two Boeing 737-300 aircraft which were placed in service during November 1995 in conjunction with adding four new, high density routes linking Denver to Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah. The Company has significantly rescheduled its flights in 1995 through the elimination of Minot and Grand Forks, North Dakota and all four of its Montana destinations and added Omaha, Nebraska, Las Vegas, Nevada, Chicago (Midway), Illinois and Phoenix, Arizona, to its schedule. After adding these new cities, the Company's seven aircraft serve 12 cities from its Denver base of operations. On February 28, 1995, Stapleton was closed and the Company's flight operations were moved to Denver International Airport ("DIA").

     The Company intends to further strengthen its Denver hub by expanding its route system by adding two additional leased Boeing 737-300 or comparable jet aircraft that will enable the Company to serve additional high density markets on the west coast and selected eastern destinations. The Company's goal is to have nine aircraft serving approximately 17 cities as soon as possible. See "Liquidity and Capital Resources" below.

     In February 1996, the Company retained Fieldstone Private Capital Group, a New York based investment banking firm, to assist the Company in leasing additional aircraft and to explore financing options for its future growth.

     The Company's operations prior to July 5, 1994 were limited to startup activities, including the establishment of its general office operation, initial financing activities, completing the Department of Transportation and Federal Aviation Administration application process, training crews and other activities associated with a startup airline. These activities generated pre-operating expenses of $1,179,000, which are included in the Company's results of operations for the nine months ended December 31, 1994. In addition, the Company modified its initial operating strategy during the nine months ended December 31, 1995 and plans to expand its operations. Therefore, the Company's results of operations to date are not necessarily indicative of future operating results.

     In June 1995, the Company contributed 137,340 shares of Common Stock to its employee stock ownership plan ("ESOP"). The Company's Board of Directors had originally authorized the sale of an additional 549,360 shares to the ESOP on an installment basis. However, due to the Company's financial results, the Board of Directors, with the concurrence of the plan trustee, rescinded this installment sale in August 1995, determining that future ESOP contributions should be made on the basis of then existing circumstances. The compensation expense of the 137,340 contributed shares totaled $721,000, which the Company fully recognized during the nine months ended December 31, 1995. See Note 3 to the Financial Statements.

RESULTS OF OPERATIONS

     General. The Company incurs substantial costs as it begins service to new destinations. Commencement of service in new markets is characterized by relatively high initial operating costs and lower introductory fares with a gradual buildup of revenues over a 60 to 120 day period until the Company achieves anticipated market penetration. As a result, the Company may incur losses during at least the first few months of operation in new markets. Operating results for fiscal 1995 and the nine months ended December 31, 1995 also were adversely affected by the Company's need to modify its initial strategy. The Company's initial strategy in July 1994 was to enter regional markets where a series of earlier route abandonments by Continental Airlines and other major airlines had resulted in either only limited jet service to Denver, service transfers to commuter carriers operating small turboprop aircraft, or no nonstop or direct service to Denver at all. In its early planning, the Company had expected to capture two types of traffic on its selected routes: "local" passengers (those either beginning or ending their trips in Denver) and "connecting" passengers (those transferring to other airlines for flights to destinations beyond Denver).

     After entering its first markets in July 1994, the Company encountered difficulty in attracting connecting traffic because United Airlines, Denver's dominant carrier, chose not to enter into interline agreements with the Company. The Company's ability to attract connecting traffic was further inhibited by the substantial reduction in service of Continental Airlines at Denver. As a result, the Company modified its strategy and began to develop its own connecting hub at Denver. The addition of new markets increased the Company's startup costs, and the Company again experienced a gradual buildup of revenue in each of the new markets as they were opened. In late 1994 and early 1995, the Company implemented a low fare strategy and focused on building connecting traffic in markets with greater potential volumes of local traffic.

     The Company completed the integration of the two Boeing 737-300s leased during the quarter ended December 31, 1995 and the restructuring of its connecting hub and route system related to these aircraft during mid November 1995. In December 1995 the Company's cost per ASM dropped to 8.24c for the month of December 1995. The Company expects its cost per ASM to continue to decrease as additional aircraft are leased.

     The following tables set forth certain operating data regarding the Company for the last twelve months of flight operations and for each of the three months during the quarter ended December 31, 1995.

                            SELECTED OPERATING DATA

                                                               FISCAL QUARTER ENDING
                                     ----------------------------------------------------------------------
                                     MARCH 31, 1995   JUNE 30, 1995   SEPTEMBER 30, 1995  DECEMBER 31, 1995
                                     --------------   -------------   ------------------  -----------------
Passenger revenue                      $ 11,207,211    $ 12,421,151         $ 13,725,411        $ 16,830,920
Revenue passengers carried                  123,718         129,637              158,835             201,688
Revenue passenger miles (RPMs)(1)        68,279,000      71,721,000           88,372,000         136,454,000
Available seat miles (ASMs)(2)          155,686,000     160,837,000          160,244,000         226,106,000
Passenger load factor (3)                      43.8%           44.5%                55.2%               60.4%
Break-even load factor (4)                     52.8%           51.8%                59.1%               73.3%
Block hours(5)                                4,130           4,223                4,170               5,426
Average daily block hour
    utilization(6)                             9.18            9.28                 9.18               10.33
Yield per RPM(7)                             16.41c          17.32c               15.53c              12.33c
Yield per ASM(8)                              7.20c           7.72c                8.57c               7.44c
Expense per ASM                               8.55c           9.30c                9.53c               9.24C
Passenger revenue per block hour       $   2,713.85    $   2,941.10         $   3,291,47        $   3,101.90
Average fare(9)                        $         91    $         96         $         85        $         80
Average aircraft in service                     5.0            5.00                 4.94                5.71


                                                            MONTH ENDED
                                     -------------------------------------------------------
                                     OCTOBER 31, 1995   NOVEMBER 30, 1995  DECEMBER 31, 1995
                                     ----------------   -----------------  -----------------
Passenger revenue                         $ 3,605,055         $ 5,943,810         $ 7,282,055
Revenue passengers carried                     42,368              71,658              87,662
Revenue passenger miles (RPMs)(1)          27,043,000          48,759,000          60,652,000
Available seat miles (ASMs)(2)             46,344,000          79,805,000          99,957,000
Operating expenses                          5,459,820           7,195,858           8,235,887
Passenger load factor (3)                        58.4%               61.1%               60.7%
Break-even load factor (4)                       86.4%               72.4%               67.2%
Block hours(5)                                  1,225               1,880               2,321
Average daily block hour
    utilization(6)                               9.88               10.23               10.70
Yield per RPM(7)                               13.33c              12.19c              12.01c
Yield per ASM(8)                                7.78c               7.45c               7.29c
Expense per ASM                                11.78c               9.02c               8.24C
Passenger revenue per block hour          $  2,942.90         $  3,161.60         $  3,137.46
Average fare(9)                           $        79         $        81         $        81
Average aircraft in service                      4.00                6.13                7.00
- -------------------

(1) "Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(2) "Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(3) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(4) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses
(5) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(6) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(7) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(8) "Yield per ASM" is determined by dividing passenger revenues by available seat miles.
(9) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than 1 year from issuance date.



         Nine Months Ended December 31, 1995. The Company did not recognize any revenue or related direct costs of operations until July 5, 1994. Therefore, a discussion regarding any comparisons between the nine months ended December 31, 1995 and the comparable period ended December 31, 1994 would not be meaningful. The Company incurred a net loss of $6,397,348 or $1.51 per share, for the nine months ending December 31, 1995. On September 25, 1995, the Company eliminated all four of its Montana destinations, reduced frequency to Bismarck and Fargo, North Dakota, and inaugurated routes to Chicago (Midway), Illinois and Phoenix, Arizona. During November 1995 the Company began service between Denver and an additional four markets -- Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah.

  The following table provides information regarding the Company's operating revenues and expenses for the nine months ended December 31, 1995.


                    FLIGHT OPERATIONS REVENUES AND EXPENSES

                                                          REVENUE/     YIELD/    YIELD/
REVENUE SEGMENTS                    AMOUNT     PERCENT   BLOCK HOUR     ASM       RPM
- --------------------------------  -----------  --------  ----------  ----------  ------
Passenger                         $42,977,482     96.9%   $3,110.03       7.85c  14.49c
Cargo                             $   821,529      1.9%   $   59.45       0.15c   0.28c
Other                             $   544,069      1.2%   $   39.37       0.10c   0.18c
                                  -----------   ------    ---------  ----------  ------
Total operating revenues          $44,343,080    100.0%   $3,208.85       8.10c  14.95c
                                  ===========   ======    =========  ==========  ======


                                                          EXPENSE/     EXPENSE/
EXPENSE SEGMENTS                    AMOUNT     PERCENT    BLOCK HOUR   ASM
- --------------------------------  -----------  --------  ----------  ----------
Flight operations                 $18,502,320     36.2%   $1,338.91       3.38c
Aircraft and traffic servicing    $12,126,679     23.7%   $  877.53       2.21c
Maintenance                       $ 8,039,622     15.7%   $  581.78       1.47c
Promotion and sales               $ 9,611,396     18.9%   $  695.52       1.76c
General and administrative        $ 2,450,063      4.8%   $  177.30        .45c
Depreciation and amortization     $   379,094       .7%   $   27.43        .07c
                                  -----------   ------    ---------  ----------
Total operating expenses          $51,109,174   100.00%   $3,698.47       9.34c
                                  ===========   ======    =========  ==========


Non-cash expenses of $721,000 and $61,000 were recorded in the nine months ended December 31, 1995 as a result of the Company's contribution of shares to the ESOP and the issuance of common stock options, respectively. ESOP compensation expense is allocated to the various categories of operating expenses based on a percentage of salaries and wages paid.

     Quarters ended December 31, 1995 and 1994. The Company incurred a net loss of $3,555,000 for the quarter ended December 31, 1995, compared to a net loss of $1,601,000 for the quarter ended December 31, 1994. The Company materially changed its operating strategy at the end of September 1995. This is the first quarter in which these changes have been reflected. Although the overall results of operations show a net loss for the three months ended December 31, 1995, the Company experienced material improvements in results on a month by month basis. This data is reflected by the decline in operating costs per ASM declining from 11.78c in October 1995 to 8.24c in December 1995. Management believes that further improvements in ASM operating costs are possible in the March fourth quarter and as the Company is able to add more aircraft to its present fleet.

          The loss for the quarter ended December 31, 1995 resulted in part from expenses associated with service introductions in six major markets and the elimination of its four Montana routes, addition of two leased Boeing 737-300 jets to the Company's fleet, and a temporary decrease in the Company's Boeing 737-200 fleet in service. The Company performed back-to-back scheduled maintenance on each of its five Boeing 737-200s which began on September 25, 1995 and ended on December 10, 1995. As a result, during the first seven weeks of the quarter ended December 31, 1995, the Company operated only four aircraft. The maintenance cycle, which is mandated by the FAA, required four weeks longer than expected to accomplish and caused the Company to incur approximately $571,000 in non-recurring expenses to lease a replacement Boeing 737-200 aircraft during the additional four week period from November 17, 1995 through December 11, 1995 to accommodate passengers holding confirmed reservations. The Company also lost revenue potential as a result of the related decrease in the average aircraft in service during the maintenance cycle. Non-cash expenses of $192,000 associated with the Company's ESOP were recorded in the quarter ended December 31, 1995.

          During December 1995, the Company benefited from the complete utilization of 7 aircraft for the full month even though its scheduled maintenance continued in effect for 10 days, adding substantially to total operating costs for the month. Despite the additional cost, the Company's cost per ASM declined to 8.24c, which is consistent with management's objectives for a 7 aircraft fleet. As a result of the reduction in cost per ASM, the Company's operating losses for the month of December declined from the prior two months of operations with the Company's new route structure. The Company believes that its monthly operating data indicates that it is making material progress toward its objective of achieving profitable flight operations.

      Since September, the Company's backlog of reservations has increased as reflected in the table below.

                                                One Way Tickets
                                                   Sold for
                        Quarter Ended           Future Travel
                        --------------------    ---------------
                        September 30, 1994             40,087
                        December 31, 1994              33,771
                        March 31, 1995                 44,957
                        June 30, 1995                  57,446
                        September 30, 1995             81,081
                        December 31, 1995             113,112

          Management believes that this trend is in part a result of the Company's changing its target markets to those with higher passenger demand and that it is also consistent with management's view that the Denver market will support a low fare airline.

          The following table provides information regarding the Company's operating revenues and expenses for the quarters ended December 31, 1995 and 1994.

                    FLIGHT OPERATIONS REVENUES AND EXPENSES
                     THREE MONTHS ENDED DECEMBER 31, 1995

                                                          REVENUE/     YIELD/    YIELD/
        REVENUE SEGMENTS            AMOUNT     PERCENT   BLOCK HOUR     ASM       RPM
- --------------------------------  -----------  --------  ----------  ----------  ------
Passenger                         $16,830,920     97.8%   $3,101.90       7.44c  12.33c
Cargo                             $   250,944      1.5%   $   46.25       0.11c   0.18c
Other                             $   122,557       .7%   $   22.59       0.05c   0.09c
                                  -----------    -----    ---------  ----------  ------
Total operating revenues          $17,204,421    100.0%   $3,170.74       7.61c  12.60c
                                  ===========    =====    =========  ==========  ======


                                                           EXPENSE/   EXPENSE/
EXPENSE SEGMENTS                    AMOUNT     PERCENT    BLOCK HOUR    ASM
- --------------------------------  -----------  --------  ----------- ----------
Flight operations                 $ 8,267,170     39.6%   $1,523.62       3.66c
Aircraft and traffic servicing    $ 4,482,184     21.4%   $  826.06       1.98c
Maintenance                       $ 3,006,613     14.4%   $  554.11       1.33c
Promotion and sales               $ 4,224,498     20.2%   $  778.57       1.87c
General and administrative        $   785,541      3.8%   $  144.77        .35c
Depreciation and amortization     $   125,559       .6%   $   23.14        .05c
                                  -----------    -----    ---------  ----------
Total operating expenses          $20,891,565    100.0%   $3,850.27       9.24c
                                  ===========    =====    =========  ==========


                     THREE MONTHS ENDED DECEMBER 31, 1994

                                                          REVENUE/     YIELD/    YIELD/
        REVENUE SEGMENTS            AMOUNT     PERCENT   BLOCK HOUR     ASM       RPM
- --------------------------------  -----------  --------  ----------  ----------  ------
Passenger                         $ 9,672,135     97.3%   $2,537.28       7.02c  15.75c
Cargo                             $   219,953      2.2%   $   57.71       0.16c   0.36c
Other                             $    47,247       .5%   $   12.39       0.03c    0.8c
                                  -----------    -----    ---------  ----------  ------
Total operating revenues          $ 9,939,335    100.0%   $2,607,38       7.21c  16.19c
                                  ===========    =====    =========  ==========  ======


                                                          EXPENSE/    EXPENSE/
EXPENSE SEGMENTS                     AMOUNT    PERCENT   BLOCK HOUR     ASM
- --------------------------------  -----------  --------  ----------  ----------
Flight operations                 $ 4,653,795     40.1%   $1,220.82       3.38c
Aircraft and traffic servicing    $ 1,871,596     16.1%   $  490.97       1.36c
Maintenance                       $ 2,431,239     20.9%   $  637.79       1.76c
Promotion and sales               $ 1,927,615     16.6%   $  505.67       1.40c
General and administrative        $   634,010      5.5%   $  166.32        .46c
Depreciation and amortization     $    86,565       .8%   $   22.71        .06c
                                  -----------    -----    ---------  ----------
Total operating expenses          $11,604,820    100.0%   $3,044.28       8.42c
                                  ===========    =====    =========  ==========


REVENUES

          General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as anticipated market penetration is achieved. This occurred during the three months ended September 30, 1994, which was the Company's first three months of flight operations and, more recently, in January, September, and November 1995 when the Company commenced service to Omaha, Nebraska, Las Vegas, Nevada, Chicago (Midway), Illinois, Phoenix, Arizona, Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah

          Fare pricing policies have a significant impact on the Company's revenues. Following is a table of the Company's average fares:

                        Quarter Ended         Average Fare
                        --------------------  ------------
                        September 30, 1994       $104
                        December 31, 1994        $ 83
                        March 31, 1995           $ 91
                        June 30, 1995            $ 96
                        September 30, 1995       $ 85
                        December 31, 1995        $ 80

          On commencement of operations, the Company set its fares at prevailing competitive fares within the markets entered. In connection with the modification in the Company's strategy, the Company reduced fares to maximize traffic and revenue. The initial stimulative effect on the markets involved was positive when system-wide prices were reduced in September 1994. On March 1, 1995, in connection with the opening of DIA, the Company increased its local Denver fares by up to $35 to offset the increased costs of DIA and other expected cost increases and the Company's average fare peaked at $96 for the quarter ended June 30, 1995. During the quarter ended September 30, 1995, the Company reduced its fares system wide in order to "re-stimulate" markets and match competitors' fares. During the quarter ended December 31, 1995, the Company's average fare decreased to $80 as a result of introductory fares for its two new markets added in late September, 1995 and the four new markets added during the month of November 1995. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share.

                                                                        Revenues

          Nine months ended December 31, 1995. Passenger revenues totaled $42,977,000 for the nine months ended December 31, 1995 and represented 96.9% of total revenues. Passenger revenues increased each quarter during the twelve months ended December 31, 1995 principally as a result of the Company reaching full market penetration on its earlier routes, increasing its aircraft utilization through schedule adjustments, and the introduction of new high-density markets. This is reflected in the aircraft block hour utilization described in the table above. Passenger revenues are seasonal in each market. The Company normally expects the March quarter to be its weakest with the September quarter to be its strongest.

          An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the nine months ended December 31, 1995, the Company's break-even load factor was 62.5% compared to a passenger load factor of 54.2%. The Company believes that its load factors were adversely affected by passenger uncertainty associated with the closing of Stapleton and the opening of DIA and the increased fares charged by the Company and other airlines at DIA to cover higher operating costs coupled with new competition offering low fares at the Colorado Springs, Colorado airport which is approximately 70 miles south of the Denver metro area.

          Cargo revenues, consisting of revenues from freight and mail service, totaled $822,000 for the nine months ended December 31, 1995 or 1.9% of total revenue. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

          Other revenues, comprised principally of liquor sales, excess baggage fees and ground handling services totaled $544,000 for the nine months ended December 31, 1995 or 1.2% of revenue. Of the $544,000, $233,000 represented revenues earned by providing ground handling services to other carriers in its Montana cities. These ground handling services were discontinued in September 1995 when the Company terminated its Montana service.

          Quarters ended December 31, 1995 and 1994. Passenger revenues totaled $16,831,000 and $9,672,000 for the three months ended December 31, 1995 and 1994, respectively, or an increase of 74%. During the quarter ended December 31, 1994, the Company's second quarter of operations, the Company added service from Denver to Albuquerque, New Mexico and El Paso, Texas and continued to build its markets in which it commenced service in its first quarter of operations. The Company had an average of 4.9 aircraft in service and 137,828,000 ASMs. During the three months ended December 31, 1995, the Company had an average of
5.71 aircraft in service and 226,106,000 ASMs, or an increase of 64%. In addition, the Company had reached maturity in only one half of the markets it was serving the exceptions being Chicago (Midway), Illinois, and Phoenix, Arizona, to which the Company began service in late September 1995, and Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah, points to which service commenced in November 1995. Management also believes that it lost potential passenger revenue as a result of scheduled maintenance performed in the quarter ended December 31, 1995 which resulted in the average number of aircraft in service of 5.71 to fall below the average number of aircraft the Company leased during the quarter of 6.17. The Company's revenue of $7,282,000 during the month of December 1995, a month in which the Company's average aircraft in service was 7 and all 12 of its present markets were served, was 102% more than the revenues of $3,605,000 for the month of October 1995 when the Company had an average number of aircraft in service of 4 and 10 cities were served.

          The Company experienced a significant increase of calls to its reservation system which exceeded the system's capacity during the quarter ended December 31, 1995. Management believes it lost passenger revenue as a result of calls in which potential passengers either were unable to speak with a reservation agent or did not want to remain on "hold". The Company added additional reservationists in December 1995 and added additional telephone lines to increase its capacity in January 1996.

          Cargo revenue, consisting of revenues from freight and mail service, totaled $251,000 and $220,000 for the quarters ended December 31, 1995 and 1994, respectively. Cargo revenue represented 1.5% and 2.2% of total revenue for the three months ended December 31, 1995 and 1994, respectively.

          Other revenues, comprised principally of liquor sales and excess baggage fees, totaled $123,000 and $47,000 for the three months ended September 30, 1995 and 1994, and represented .7% and .5% of total revenue, respectively. Other revenue increased over the prior comparable period primarily due to the increase in the number of passengers.

OPERATING EXPENSES

          General. Operating expenses include those related to flight operations, aircraft and traffic service, maintenance, promotion and sales, general and administrative and depreciation and amortization.

          Nine months ended December 31, 1995. Flight operations expenses of $18,502,000 were 36.2% of total operating expenses and include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

          Aircraft fuel expenses include both the direct cost of fuel as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $7,797,000 for 11,196,000 gallons used resulted in an average fuel cost per gallon during the nine months ended December 31, 1995 of 69.6c. Fuel consumption for the nine months averaged 810 gallons per block hour but varied monthly as weather and flight planning changed. Fuel prices during the year were generally stable. Fuel prices are subject to change weekly as the Company purchases in advance for the following week's requirements. The Company will reduce its exposure to fuel price changes as it leases additional Boeing 737-300 or comparable aircraft that are more fuel efficient than the older Boeing 737-200 aircraft currently leased by it.

          In August 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3c per gallon. Airlines were exempt from this tax increase until October 1, 1995. Effective October 1, 1995, the Company's suppliers began to charge this tax. The aviation fuel tax included in the total fuel cost of $7,797,000 was approximately $187,000 for the three months ended December 31, 1995. The airline industry has proposed an extension of this exemption. Prior to the United States government budget stalemate, the House of Representatives had approved an additional two-year extension and the Senate passed a seventeen month extension. Given the current status of the budget impasse, management is unable to determine if an actual extension of the airline industry's exemption will be approved. The fuel tax will increase the Company's annual costs by approximately $984,000, assuming its current seven aircraft fleet and an annual consumption of approximately 22,873,000 gallons of fuel.

          Aircraft lease and insurance expenses, including passenger liability insurance, totaled $5,572,000 for the nine months ended December 31, 1995 for the Company's seven aircraft.

          Pilot and flight attendant compensation totaled $2,760,000, excluding compensation under the ESOP, for the nine months ended December 31, 1995. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering expenses a principal exception.

          Aircraft and traffic servicing expenses were $12,127,000 and represented 23.7% of total operating expenses. These include all expenses incurred at the airports as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses.

          Maintenance expenses of $8,040,000 were 15.7% of total operating expenses. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter.

          Promotion and sales expenses totaled $9,611,000 for the nine months ended December 31, 1995 and represented 18.9% of total operating expenses.
These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs.

The promotion and sales expense per passenger was $19.61 which is higher than would be normally expected for future Company operations because of the startup nature of the airline and the introductory expense required to familiarize the public with the Company's services.

          Advertising costs are seasonal as heavier media utilization is planned to coincide with heavy passenger booking periods. In addition, as new cities are added to the Company's flight schedule, advertising and marketing promotions are designed to increase awareness of the Company's new service to create name and brand awareness. Advertising expenses of $1,122,000 were 2.6% of passenger revenues for the nine months ended December 31, 1995, compared to approximately $908,000 or 3.8% of passenger revenues for fiscal year ended March 31, 1995.

          General and administrative expenses totaling $2,450,000 were 4.8% of total operating expenses and include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category.

          Depreciation and amortization expense of $379,000 was less than one percent of total operating expenses and includes depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start up and route development costs are not included as these expenses have been expensed as incurred.

          Quarters ended December 31, 1995 and 1994. Flight operations expenses were $8,267,000 and $4,654,000 or 39.6% and 40.1% of total operating expenses for the three months ended December 31, 1995 and 1994, respectively. Aircraft fuel costs were $3,213,000 for 4,342,000 gallons used resulting in an average fuel cost per gallon during the quarter ended December 31, 1995 of 74.0c as compared to $2,037,566 for 3,054,000 gallons used with an average fuel cost of 66.7c per gallon during the quarter ended December 31, 1994. The increase in fuel cost of 57.7% is due to a 42.3% increase in block hours from 3,812 for the three months ended December 31, 1994 to 5,426 for the three months ended December 31, 1995 and a 10.9% increase in the average fuel cost which includes increased fuel system use fees at DIA and the 4.3c per gallon aviation fuel tax. Block hours increased as the Company had only 4.9 average aircraft in service during the quarter ended December 31, 1994 as compared to 5.71 during the quarter ended December 31, 1995.

          Aircraft lease and insurance expenses, including passenger liability insurance, totaled $2,834,000 for the three months ended December 31, 1995 compared to $1,399,000 for the three months ended December 31, 1994 or a 102.6% increase. The increase is attributable to the two Boeing 737-300s leased during the three months ended December 31, 1995 which carry higher lease and insurance expenses than the five Boeing 737-200s because the Boeing 737-300s are newer aircraft and have additional seating capacity. Pilot and flight attendant compensation totaled $1,179,000, excluding compensation under the ESOP, and $695,000 for the quarters ended December 31, 1995 and 1994, respectively -- an increase of 69.7%. Pilot and flight attendant compensation increased as a result of a 40% increase in the number of aircraft in the Company's fleet and an increase of 42.3% in block hours. The Company pays pilot and flight attendant salaries and wages for training approximately six and three weeks, respectively, prior to scheduled increases in service causing the compensation expense at December 31, 1994 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize.

          Aircraft and traffic servicing expenses were $4,482,000 and $1,872,000 or 21.4% and 16.1% of total operating expenses for the quarters ended December 31, 1995 and 1994, respectively. The Company served 12 cities with 45.5 average daily flights during the three months ended December 31, 1995 as compared to an average of 12 cities with 39.7 average daily flights for the three months ended December 31, 1994. The dramatic cost increase of 139.5% is largely a result of the increased costs at DIA versus Stapleton including charges for DIA's automated baggage system, and changes in the size of markets served. Effective November 15, 1995, DIA began charging its tenants on Concourse A for an automated baggage system at approximately $4.00 per enplaned passenger. The Company, which subleases its space at DIA from another airline through April 2000, was able to negotiate a rate which would be comparable to alternate gate space within DIA. The Company has replaced approximately six of the cities served during the three months ended September 30, 1994 with larger metropolitan markets which have higher costs for station rentals and landing fees than the cities they replaced.

          Maintenance expenses were $3,007,000 or 14.4% of total operating expenses for the three months ended December 31, 1995. In the Company's fourth fiscal quarter of the fiscal year ended March 31, 1995, the Company determined, through competitive bidding, that its accruals for heavy maintenance were high compared to the actual cost necessary to perform that maintenance, and a $500,000 reduction in the accrual was made in the fourth fiscal quarter. Approximately $257,000 of the excess accrual was attributable to the quarter
ended December 31, 1994.   After accounting for this excess accrual, maintenance
expenses for the quarter ended December 31, 1994 would have been $2,174,000 or 19.2% of total operating expenses. The 38.3% increase compared to the 1994 period is a result of an increase in the average number of aircraft in service and higher block hour utilization. During the three months ended December 31, 1995, the average number of aircraft in service was 4.9 as compared to 5.7 for the three months ended December 31, 1994. As a result of scheduled maintenance during the three months ended December 31, 1995, the Company expects maintenance expense for its existing five Boeing 737-200 aircraft to decrease initially with a slight increase toward the end of the next maintenance cycle in the fourth quarter of calendar 1996.

          Promotion and sales expenses totaled $4,225,000 and $1,928,000 for the quarters ended December 31, 1995 and 1994 or 25.1% and 19.9% of passenger revenues, respectively. Promotion and sales expenses include advertising, reservations including computer reservation system fees, travel agency commissions, and credit card discounts. The promotion and sales expense per passenger for the quarter ended December 31, 1995 was $20.95 as compared to $16.62 per passenger for the quarter ended December 31, 1994. Advertising expenses were $698,000 and $322,000 or 4.1% and 3.3% of passenger revenues for the three months ended December 31, 1995 and 1994, respectively. Promotion and sales expenses have increased over the comparable periods as they pertain to number of passengers and passenger revenue as a result of adding six new markets in large metropolitan cities which command higher advertising rates.

          Reservation expenses totaled $1,542,000 and $543,000 for the three months ended December 31, 1995 and 1994, respectively. Reservation expenses include salaries for reservationists, communications, and computer reservation system (CRS) fees. The Company participates in all CRSs. Reservation expenses as a percent of revenue for the quarters ended December 31, 1995 and 1994 were 9.2% and 5.6%, respectively. The increase in reservation expenses is attributable to the increase in passenger revenues raised by the Company's reservationists from 16.5% for the quarter ended December 31, 1994 to 22.6% for the quarter ended December 31, 1995. Additionally, the Company began expanding its internal reservation capabilities and incurred salary expenses while its new reservationists were in training.

          General and administrative expenses were $786,000 or 3.8% of total operating expenses for the three months ended December 31, 1995 as compared to $634,000 or 5.5% of total operating expenses for the three months ended December 31, 1994. General and administrative expenses increased 24.9% over the comparable periods primarily due to increased revenue accounting fees as a result of the increase in passengers, the addition of a health care program, expense attributable to the Company's ESOP and other miscellaneous expenses.

          Depreciation and amortization expense of $126,000 for the quarter ended December 31, 1995 was less than 1% of total operating expenses.

          The Company's expense per ASM increased from 8.43c for the three months ended December 31, 1994 to 9.24c for the three months ended December 31, 1995. The net increase in the average expenses per ASM is primarily due to the higher costs of operating at DIA versus Stapleton and the start-up costs associated with the new aircraft and markets offset by a decrease in fixed costs per ASM. Expense per ASM decreased each month during the quarter ended December 31, 1995 from 11.78c in October 1995, to 9.02c in November 1995, and to 8.24c in December 1995 as the average number of aircraft increased and the start-up costs decreased. Management believes that it will be able to further reduce its cost per ASM as additional aircraft are added to its fleet.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's balance sheet reflects cash and cash equivalents of $4,025,000 at December 31, 1995, compared to $3,835,000 at March 31, 1995. At
March 31, 1995, total current assets, including cash, were $9,547,000 compared to total current liabilities of $9,529,000, resulting in working capital of $18,000. At December 31, 1995, total current assets, including cash, were $16,968,000 compared to total current liabilities of $17,795,000, resulting in a working capital deficit of $827,000.

          Cash used by operating activities for the nine months ended December 31, 1995 was $6,288,000. This is attributed primarily to the Company's net loss for the period, increases in trade receivables, prepaid expenses, deposits to secure credit card transactions and deposits for aircraft leases, required aircraft maintenance deposits, and decreases in accrued expenses, offset by increases in accounts payable, air traffic liability, and accrued maintenance expenses. Cash used by investing activities for the nine months ended December 31, 1995 was $840,000 which consisted of capital expenditures for the two Boeing 737-300s leased in October 1995, expansion of the Company's reservation system, spare parts, ground equipment, computer equipment, leasehold improvements and maintenance equipment and miscellaneous equipment sales as a result of the closing of the Montana operations. Cash provided from financing activities was $7,383,000 for the nine months ended December 31, 1995, primarily reflecting net proceeds of $7,282,000 from the Company's sale of Common Stock and $101,000 to finance insurance expenses. The Company currently has no lines of credit.

          The Company's five Boeing 737-200 aircraft are leased under operating leases which expire in the year 1997. The leases provide for up to two two-year renewal terms with no increase in basic rent. Under these leases, the Company is required to make security deposits for maintenance of these leased aircraft. These deposits totaled $5,647,000 at December 31, 1995.

          The Company leased two Boeing 737-300 aircraft under operating leases in October 1995 which expire in the year 2000. The Company was required to make security deposits and deposits for maintenance of these leased aircraft. Security and maintenance deposits totaled $1,505,000 and $87,000 at December 31, 1995, respectively. These aircraft, which are compliant with Federal Aviation Administration ("FAA") Stage 3 noise regulations, permit the Company to remain in compliance with such regulations, assuming no change in its fleet, until January 1997. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at a purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

  On June 22, 1995, the Company's independent auditors had earlier stated an opinion that the Company's net loss of $7,999,000 for its first fiscal year ended March 31, 1995, raised substantial doubt about its ability to continue as a going concern. As discussed below, the Company believes that it can meet its cash requirements for the next 12 months and will not require additional financing during that time. The auditors also noted that management had certain plans including raising additional capital and actions designed to achieve long-term profitability.

  In September 1995, the Company completed a secondary public offering of 1,600,000 shares of Common Stock for $6,309,000 net of offering expenses. In October 1995, the Underwriters' over-allotment option associated with this offering of 240,000 shares was exercised in full and the Company received an additional $973,000 net of offering expenses.

  The Company's intent was to use approximately $4,870,000 of the net proceeds to lease and place into service up to four additional Boeing 737-300 or comparable jet aircraft (including the two 737-300 aircraft it leased in October
1995) that would enable the Company to serve additional high density markets on the west coast and selected eastern destinations. Proceeds used for the two Boeing 737-300s leased in October 1995 totaled $1,505,000 for aircraft deposits and approximately $291,000 for aircraft reconfiguration and spare parts. Additional proceeds used for expenditures associated with the expanded operations from these two additional aircraft totaled $23,000 for airport deposits and $382,000 for credit card deposits.

  In February 1996, the Company retained Fieldstone Private Capital Group, a New York based investment banking firm, to assist the Company in leasing additional aircraft beyond the two additional aircraft presently planned and to explore financing options for its future growth.

  Management is taking steps to improve the Company's operating performance.
The Company believes that expansion of service through its Denver hub is essential for its long-term survival. The airport charges at DIA were increased several times in the months preceding that airport's opening on February 28, 1995. They have also been increased since the airport opened as additional changes have been made to the cost allocation formulas used by the airport. Carriers that are able to utilize their gate positions at DIA with greater frequency each day can reduce the impact of DIA's relatively high costs. In September 1995, the Company redeployed some of its aircraft from the Company's relatively lightly traveled routes in Montana and added service to new routes to two of Denver's major destinations: Chicago (Midway), Illinois and Phoenix, Arizona. In November 1995, the Company commenced service from Denver to Los Angeles, California, Minneapolis-St. Paul, Minnesota, Salt Lake City, Utah, and San Francisco, California in conjunction with the two Boeing 737-300 aircraft delivered to it in October 1995. These high density markets have strong local passenger volumes and represent destinations requested by customers within the
Company's current route cities.   These increased flights will be accommodated
with the Company's present four gate operation at DIA.

  As of December 1995 the Company serves 12 cities from Denver with seven aircraft. The Company's goal is to have a route system of approximately 14 cities served by nine jet aircraft as soon as possible. The Company believes that such a route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. There is no assurance that the Company can complete the remaining expansion of its operations.

  In late October 1995, a competitive low fare carrier, headquartered in Denver, discontinued its flight operations. This carrier handled approximately 2% of the traffic at DIA as of the quarter ended June 30, 1995. With approximately one half of the carrier's destination cities also served (or to be served) by the Company, management believes that traffic on these routes improved in the short-term as an outgrowth of that carrier's service termination.

  The Company is exploring various means to reduce expenses. These include use of a ticketless reservations system, a Company-based revenue accounting system, and performance of "above wing" operations at DIA by company personnel. Above wing operations include passenger check-in, baggage claim management, and concourse gate operations.

  Although the Company has a working capital deficit of $827,000, the Company believes that it has sufficient cash on hand to support its operations during the next 12 months. Included in the calculation of its working capital deficit is the Company's air traffic liability of $7,694,000, a liability which is satisfied by providing future services and not through the use of cash. The Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in its new markets and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business and the competitiveness of the airline industry, which often requires quick reaction by management to changes in market conditions, the Company may require additional capital to maintain or further expand its business.

                           PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE EXCHANGE ACT, THE ISSUER HAS DULY CAUSED THIS AMENDMENT TO ITS REPORT ON FROM 10-QSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

FRONTIER AIRLINES, INC.
(ISSUER)

    [SIGNATURE OF SAMUEL D. ADDOMS APPEARS HERE]
BY: SAMUEL D. ADDOMS                                     MAY 3, 1996
    ----------------
    SAMUEL D. ADDOMS
    PRINCIPAL FINANCIAL OFFICER

    [SIGNATURE OF ELISSA A. POTUCEK APPEARS HERE]
BY: ELISSA A. POTUCEK                                    MAY 3, 1996
    -----------------
    ELISSA A. POTUCEK
    PRINCIPAL ACCOUNTING OFFICER