Form 10KSB
period 1996-03-31
FRONTIER AIRLINES INC /CO/
filed 1996-06-26
CIK 921929

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-4877

                            FRONTIER AIRLINES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                             84-1256945
- ---------------------------------------                     -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporated or organization                                Identification No.)

12015 E. 46th Avenue, Denver, CO                                   80239
- ----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (303) 371-7400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                              Title of Each Class

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Company's revenues for its fiscal year ended March 31, 1996:
$70,392,575.

     Aggregate Market Value of Stock held by Non-Affiliates of the Company as of June 17, 1996: $67,295,280, based on a closing price on that date of $10.19 per share.

     The number of shares of the Company's Common Stock outstanding as of June 17, 1996 is 6,725,433.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant hereby incorporates by reference information required by
Part III to this Form 10-KSB from its definitive proxy statement to be filed with the Securities and Exchange Commission.

     Transitional Small Business Disclosure Form:  Yes:   ; No: X.
                                                       ---     ---

                               TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
     PART I.....................................................................................................................   1
                  Item 1:    Description of Business............................................................................   1
                  Item 2:    Description of Property............................................................................   8
                  Item 3:    Legal Proceedings..................................................................................   9
                  Item 4:    Submission of Matters to a Vote of Security Holders................................................   9

     PART II...................................................................................................................    9
                  Item 5:    Market for Common Equity and Related Stockholder Matters..........................................    9
                  Item 6:    Management's Discussion and Analysis of Financial Condition and Results of Operations.............   10
                  Item 7:    Financial Statements..............................................................................   22
                  Item 8:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   22

     PART III..................................................................................................................   22
                  Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                             of the Exchange Act...............................................................................   22
                  Item 10.   Executive Compensation............................................................................   22
                  Item 11.   Security Ownership of Certain Beneficial Owners and Management....................................   22
                  Item 12.   Certain Relationships and Related Transactions....................................................   23
                  Item 13(a):    Exhibits......................................................................................   23


                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

     Frontier Airlines, Inc. ("the Company") is a low-fare, full-service airline based in Denver, Colorado. Principally serving markets abandoned by Continental Airlines during that carrier's downsizing of its Denver hub in 1993 and 1994, the Company currently operates routes linking its Denver hub to 15 cities in 12 states covering the western two-thirds of the United States. The Company's current route system extends from Denver to Los Angeles, San Diego and San Francisco, California; Chicago, Illinois; Seattle/Tacoma, Washington; Las Vegas, Nevada; Phoenix, Arizona; St. Louis, Missouri; Minneapolis/St. Paul, Minnesota; Salt Lake City, Utah; Omaha, Nebraska; Albuquerque, New Mexico; El Paso, Texas; and Bismarck and Fargo, North Dakota. At present, the Company utilizes four gates at the new Denver International Airport ("DIA") for approximately 54 daily flight departures and arrivals.

     Organized in February 1994, the Company commenced flight operations in July
1994 with two leased Boeing 737-200 jet aircraft.   It has since expanded its
fleet to nine leased jets, including five Boeing 737-200s, two larger Boeing 737-300s added to the fleet in November 1995, and two additional Boeing 737-200s added in June 1996. The Company has agreed to lease a third Boeing 737-300 in April 1997, at which time it plans to add one or more new cities to its route system.

     Pending future aircraft availability, the Company plans to lease additional jets in the 737 series for possible deliveries in the second half of 1996 and in 1997, which would permit the Company to further expand its lines of service.

     The Company's senior management team includes executives with substantial service in the airline industry, including persons who occupied similar positions at a former airline called Frontier Airlines that served regional routes to Denver from 1950 to 1986. From time to time, the former Frontier Airlines served all of the Company's current and intended markets with jet equipment from its Denver hub.

BUSINESS STRATEGY AND MARKETS

     The Company's business strategy is to provide service at low fares to high volume markets from its hub at DIA. The strategy is based on the following:

     * Filling gaps in flight frequencies in markets that the Company has selected from among the approximately 51 Denver routes vacated by Continental Airlines in 1993 and 1994.

     * Stimulating demand for its product by offering a combination of low fares, quality service and its own frequent flyer program as well as Continental Airlines' OnePass program.

     * Expanding its Denver hub operation and increasing its connecting traffic through the addition of service to other high volume markets.

     The Company's initial service pattern in 1994 was designed to fill flight voids on routes to eight relatively small cities in North Dakota and Montana where there was little or no jet competition to Denver after Continental's flight terminations. The Company has since refocused its marketing priorities on more heavily traveled routes ---typically markets dominated by one or more major airlines and characterized by high fares due to the lack of low-fare competition prior to the Company's entry. In line with its revised marketing strategy, the Company in 1995 suspended service in most of its original markets, and the aircraft used on these routes were redeployed to a number of major markets. Other high volume markets were added in late 1995, upon the Company's leasing of two Boeing 737-300 aircraft, and in May and June 1996, the latter in conjunction with the addition of two additional Boeing 737-200 aircraft to the Company's fleet.

     The following table sets forth the Company's service commencements and suspensions for the two-year period from its initiation of flight operations in July 1994 through June 1996.

                       Date Service               Date Service            Average Number
Denver Market            Commenced                 Suspended          of Daily Roundtrips
- -------------          ------------            -----------------      --------------------
Bismarck, ND           July 5, 1994                                          1(a)
Fargo, ND              July 5, 1994                                          1(a)
Grand Forks, ND        July 5, 1994             January 14, 1995
Minot, ND              July 5, 1994             January 14, 1995
Bozeman, MT            August 8, 1994           September 25, 1995
Missoula, MT           August 8, 1994           September 25, 1995
Billings, MT           September 26, 1994       September 25, 1995
Great Falls, MT        September 26, 1994       September 25, 1995
Tucson, AZ             October 13, 1994         April 16, 1995
Albuquerque, NM        October 13, 1994                                      3(b)
El Paso, TX            October 13, 1994                                      3(b)
Omaha, NE              January 16, 1995                                      2
Las Vegas, NV          January 19, 1995                                      3
Phoenix, AZ            September 25, 1995                                    2
Chicago (Midway), IL   September 25, 1995                                    2
Los Angeles, CA        November 3, 1995                                      2
Minneapolis, MN        November 13, 1995                                     2
Salt Lake City, UT     November 13, 1995                                     3
San Francisco, CA      November 17, 1995                                     2
Seattle, WA            May 1, 1996                                           2
St. Louis, MO          June 1, 1996                                          2
San Diego, CA          June 1, 1996                                          1

a. Flights are operated on Denver-Bismarck-Fargo and Fargo-Bismarck-Denver routings
b Flights are operated on Denver-Albuquerque-El Paso and El Paso-Albuquerque-Denver routings.

     The Company plans to further develop its Denver hub by introducing low-fare service in additional high volume markets formerly served by Continental Airlines. Management believes that potential markets for its planned route expansions can support greater flight capacity than now provided by the incumbent carriers and that passengers would welcome the restoration of additional capacity, particularly at the low fares and quality service to be offered by the Company.

MARKETING

     To support the marketing of its Denver hub, the Company has negotiated various types of interline agreements with approximately 25 other carriers. The Company has a "code-sharing" agreement with Continental Airlines at Denver. This arrangement includes provisions for "through fares" on two routes and joint ticketing and baggage services, among other passenger transfer features. At present, the Company's customers receive these services when connecting at Denver to Continental's flights to its three major hubs: Newark, New Jersey; Houston, Texas; and Cleveland, Ohio. The Company and Continental Airlines, Mexicana Airlines, Trans World Airlines, and USAir offer "joint fares"-- one fare covering travel on two participating airlines. Also, the Company has entered into several other agreements for various levels of joint ticketing and baggage services with these and approximately 25 other carriers. United Airlines and American Airlines currently accept the transfer of baggage to and from the Company but do not accept the Company's tickets.

     The Company has implemented marketing strategies to maintain relationships with travel agencies throughout its route system. The Company communicates with the travel agents through personal visits by Company executives and sales managers, mailings of sales literature, telemarketing and familiarization trips to acquaint agents with the destinations and service of the Company.

     A key strategy in the Company's marketing efforts is its consumer and trade advertising programs. The Company produces and places television, radio and newspaper advertising in its system cities along with placements in selected regional magazines. Advertisements also are placed in the major trade publications primarily aimed at the travel agent community.

     The Company participates in the four major computer reservation systems used by the travel agents to make airline reservations. On a cost-per-flight segment basis, this has proved to be an efficient method for the Company to sell its product. The Company also maintains a reservations center in Denver, operated by its own personnel. The present facility and staffing are adequate for the current size of the Company. The Company plans to expand this facility at its current location as call volume increases.

     The Company pursues sales opportunities with corporate accounts, meeting and convention arrangers, government travel offices and vacation clubs. Personal sales calls, direct mail and telemarketing are the primary tools in attracting this business. The Company offers air/ground vacation packages to Phoenix, Las Vegas and other destinations on its route system.

     An important marketing tool in today's airline environment is the frequent flyer program. The Company joined Continental's OnePass program in January 1995. The selection of OnePass was based on the established membership base in the cities served by the Company and consistent high marks that the program has received when compared with other programs. The Company also maintains a separate frequent flyer program for travel over its own routes. The emphasis of this program is simplicity with one free ticket awarded for each ten trips flown.

PRODUCT PRICING

     The Company offers all of its seats at various discount fares reducing the cost of travel in markets it enters by as much as 60 percent. Seat inventories on each flight are managed through a yield management system. The Company generally offers discounts with three levels of advance purchase requirements and at "peak" and "off-peak" levels, the lowest of which are available on the least heavily traveled days of the week. In contrast to most carriers, the Company does not require travelers to have a Saturday overnight stay to take advantage of these discount rates. Unlike most other carriers, the Company does not charge a premium for one-way fares.

COMPETITION

     The Airline Deregulation Act of 1978 produced a highly competitive airline industry, freed of certain government regulations that for 40 years prior to the Act had dictated where domestic airlines could fly and how much they could charge for their services. Since then small start-up carriers such as the Company have entered markets long dominated by large airlines with substantially greater resources such as United Airlines, American Airlines, Trans World Airlines and Delta Air Lines.

     As shown in the following chart as of June 1996, the Company competes principally with United Airlines, the dominant carrier at Denver with a market share of approximately 70% as of April 1996. This gives United a significant competitive advantage compared to the Company and other carriers serving Denver.

  ROUTES FROM DENVER TO:            COMPETING AIRLINES                              DAILY ROUND-TRIPS
  ----------------------            ------------------                         -------------------------
                                                                                               Competing
                                                                               Frontier        Airlines
                                                                               --------        ---------
  San Francisco, California         United Airlines                               2               15
  Minneapolis, Minnesota            United Airlines, Northwest Airlines           2               13
  Salt Lake City, Utah              United Airlines, Delta Air Lines, Trans       3               18
                                    World Airlines, Vanguard Airlines
  Los Angeles, California           United Airlines                               2               20
  Phoenix, Arizona                  United Airlines, America West Airlines        2               17
  Chicago (Midway), Illinois        United Airlines (O'Hare), American            2               21
                                    Airlines (O'Hare)
  Las Vegas, Nevada                 United Airlines, America West Airlines        3                9
  Omaha, Nebraska                   United Airlines                               2                5
  Albuquerque, New Mexico           United Airlines                               2                8
  El Paso, Texas                    Southwest Airlines and Delta Air Lines (to    2                5
                                    and from Albuquerque)
  Bismarck, North Dakota            United Express/Great Lakes Airlines           1                6
  Fargo, North Dakota               United Express/Great Lakes Airlines (to       1                3
                                    and from Bismarck)
  Seattle, Washington               United Airlines                               2               10
  St. Louis, Missouri               United Airlines, Trans World Airlines         2               10
  San Diego, California             United Airlines                               1                7

     United matches the Company's prices on selected competitive flights. Central to the prospects for the Company's success is that United will not dramatically undercut the Company's pricing. Management believes that the Company's strategy to fly to its scheduled cities on average two to three times per day will cause an increase in total enplanements by stimulating air traffic and should not cause United to react in a manner which could have a material adverse effect on the Company's business. However, there can be no assurance that this will be the case.

     In addition to direct competition with United, the Company indirectly faces low fare competition in some markets from Western Pacific Airlines ("Western Pacific") operating from Colorado Springs, approximately 75 miles south of Denver. As of June 1996, Western Pacific was serving 20 cities from Colorado Springs, including seven cities served by the Company from Denver. The Company's lowest fares to these seven destinations on average generally are within $10 of those charged by Western Pacific, which management believes is offset by the cost of ground transportation between Denver and Colorado Springs, combined with lost travel time in city-to-city surface transit.

     The Company has a marketing or "code-sharing" alliance with Continental Airlines at Denver. Among other benefits, this arrangement provides prominent listings of two connecting flights operated by the two carriers in the computer reservations systems used by travel agents. In the Denver-North Dakota market, United has a similar type of code-sharing alliance with Great Lakes/United Express, which, since United controls the majority of the Denver hub market, gives Great Lakes/United Express a substantial advantage in capturing connecting traffic. The Company believes that it has a competitive advantage in serving El Paso, Texas, where it offers the only direct service to and from Denver, and in serving Chicago/Midway, where it offers the only nonstop service to and from Denver.

AIRCRAFT

     As of June 1996, the Company leases nine Boeing 737 twinjet aircraft including five Boeing 737-200 aircraft manufactured in 1968 and 1969, two Boeing 737-200 aircraft manufactured in 1981, and two Boeing 737-300 aircraft manufactured in 1985 and 1986. The two Boeing 737-300 aircraft have 136 and 138 passenger seats configured in a single class of service. Two of the Boeing 737-200 aircraft have 119 passenger seats and the other five Boeing 737-200 aircraft have 108 passenger seats, all configured in a single class of service. The lease terms for five of the leased five Boeing 737-200 aircraft expire between July and October 1997, although the Company has the right to extend the initial lease terms for two additional renewal terms of two years each. The lease terms for the Boeing 737-300 aircraft expire in the year 2000. The lease terms for two Boeing 737-200 aircraft expire in the year 2001.

     The demand for Boeing 737 aircraft has increased markedly in the past year. The Company is seeking to lease additional aircraft in order to expand its service and route system. However, there can be no assurance that additional suitable aircraft will be available to the Company at favorable lease rates and terms, or at the times needed for implementation of the Company's plan of operation. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation-Liquidity and Capital Resources."

MAINTENANCE AND REPAIRS

     All aircraft maintenance and repairs are accomplished in accordance with the Company's maintenance program approved by the United States Federal Aviation Administration ("FAA"). Spare or replacement parts are maintained by the Company primarily in Denver. Certain of these parts are supplied through a contractual arrangement with a major airline, with others purchased from other airline or vendor sources. There are two categories of aircraft maintenance and repair: routine servicing and checks accomplished on a daily or weekly schedule, and major maintenance. The Company's major maintenance has been performed by two major airlines, Continental Airlines and USAir. Routine maintenance is performed by the Company's mechanics and by outside contractors approved by the FAA.

     Under its aircraft lease agreements, the Company pays all expenses relating to the maintenance and operation of the Company's aircraft, and the Company is required under its lease agreements to pay monthly maintenance reserve deposits to the lessors based on usage. Maintenance reserve deposits will be applied against the cost of major maintenance, which is scheduled to occur in late 1996 for seven of the Company's aircraft.

     The Company's monthly completion factors for its fiscal year ending March 31, 1996 ranged from 95% to 99%. The completion factor is the percentage of the Company's scheduled flights that were operated by the Company (i.e., not canceled). Flights not completed were canceled principally as a result of either weather or mechanical problems. There can be no assurance that the Company's aircraft will continue to be sufficiently reliable over longer periods of time.

     Beginning in September 1996 and ending in February 1997 the Company will be performing major routine maintenance on seven of its nine aircraft. Each aircraft will be out of service for approximately one month. The Company is in the process of locating an aircraft to lease during this maintenance cycle. If the Company is unable to obtain a short-term lease, the Company will only have eight aircraft in service during this time. Management believes that it has adequately accrued for the expenses of this major maintenance cycle. In October 1996, one of its B737-200 aircraft leased in June 1996 will be removed from service and "hush-kitted" at the lessor's expense. The Company is estimating that this will take approximately eight days.

FUEL

     During the fiscal years ending March 31, 1995 and 1996, jet fuel accounted for 14.5% and 14.4%, respectively, of the Company's operating expenses. The Company has arrangements with major fuel suppliers for substantial portions of its fuel requirements, and management believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations. However, the Company has not entered into any agreements that fix the price of fuel over any period of time. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond the Company's control. Therefore, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. Fuel prices increased slightly during the fiscal year ended March 31, 1996.

     Newer aircraft are more fuel efficient than the Company's Boeing 737-200 aircraft due to improved aircraft airframe design and engine technology. Significant increases in the price of jet fuel would result in a higher increase in the Company's overall total costs than those of competitors whose entire fleet consists of more fuel efficient aircraft. Increases in fuel prices or a shortage of supply could have a material adverse affect on the Company's operations and financial results. The Company's ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly given the Company's low fare strategy.

     In August 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3 cents per gallon. Airlines were exempt from this tax increase until October 1, 1995, at which time airlines became subject to the tax increase. The airline industry has proposed a continuation of this exemption. The fuel tax increases the Company's annual costs by approximately $1,290,000 assuming its current nine aircraft fleet and an annual consumption of approximately 30 million gallons of fuel. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

INSURANCE

     The Company carries $500 million per aircraft per occurrence in property damage and passenger and third-party liability insurance, and insurance for aircraft loss or damage as required by its aircraft lease agreements, and customary coverage for other business insurance. While the Company believes such insurance is adequate, there can be no assurance that such coverage will fully protect it against all losses which it might sustain. Moreover, the Company's insurance for aircraft loss or damage carries a deductible requiring the Company to pay up to the first $500,000 of loss or damage unless the aircraft is determined to be a total loss. The Company's property damage and passenger and third-party liability insurance coverage exceeds the minimum amounts required by the United States Department of Transportation ("DOT") regulations.

EMPLOYEES

     As of June 1996, the Company had 615 employees, including 528 full-time and 87 part-time personnel. The Company's employees included 99 pilots, 129 flight attendants, 140 customer service agents, 129 reservations agents, 26 mechanics and related personnel, 65 general management personnel, and 27 personnel performing other miscellaneous functions. The Company considers its relations with its employees to be good.

     The Company believes it operates with lower personnel costs than many established airlines, principally due to lower base salaries and greater flexibility in the utilization of personnel. There can be no assurance that the Company will continue to realize these advantages over established or other air carriers for any extended period of time. None of the Company's employees is represented by a labor union. If unionization of the Company's employees occurs, the Company's costs could materially increase.

     Training, both initial and recurring, is required for many employees. Pilots, flight attendants, ground service personnel, reservationists and mechanics are trained by the Company. FAA regulations require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown and to be medically certified as physically fit. Licenses and medical certification are subject to periodic continuation requirements including recurrent training and recent flying experience. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic competency fitness training and certification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. Employees performing safety-sensitive functions are subject to pre-employment and subsequent random drug and alcohol testing.

GOVERNMENT REGULATION

     All interstate air carriers are subject to regulation by the DOT and the FAA under the Federal Aviation Act. The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing and training and maintenance standards.

     In general, regulation of interstate air carriers in terms of market entry and exit, pricing and inter-carrier agreements has been greatly reduced subsequent to enactment of the Airline Deregulation Act of 1978. As a result, the level of regulation to which the Company and other airlines is subject has been greatly reduced. By the same token, the availability to the Company of regulatory protection from competition has been virtually eliminated.

     U.S. Department of Transportation. The Company holds a Certificate of Public Convenience and Necessity ("DOT Certificate") issued by the DOT which allows the Company to engage in air transportation. Pursuant to law and DOT regulation, each United States carrier must qualify as a United States citizen, which requires that its President and a least two-thirds of its Board of Directors and other managing officers be comprised of United States citizens; that not more than 25% of its voting stock may be owned by foreign nationals, and that the carrier not be otherwise subject to foreign control.

     U.S. Federal Aviation Administration. The Company also holds an operating certificate ("FAA Certificate") issued by the FAA pursuant to Part 121 of the Federal Aviation Regulations. The FAA has jurisdiction over the regulation of flight operations generally, including the licensing of pilots and maintenance personnel, the establishment of minimum standards for training and maintenance, and technical standards for flight, communications and ground equipment. The Company must have and maintains FAA certificates of airworthiness for all of its aircraft. The Company's flight personnel, flight and emergency procedures, aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA.

     In May 1996 a relatively new domestic airline, as is the Company, sustained an accident in which one of its aircraft was destroyed and all persons on board were fatally injured. In June that airline agreed at the FAA's request to cease all of its flight operations for an indefinite period of time. Should the Company experience a similar accident, it is probable that there would be a material adverse effect on the Company's business.

     The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, the Airport Noise and Capacity Act of 1990 ("ANCA") and Clean Air Act of 1963 to monitor and regulate aircraft engine noise and exhaust emissions. The Company is required to comply with all applicable FAA noise control regulations and with current exhaust emissions standards. According to FAA rules, each new entrant airline such as the Company must presently have at least 25% of its fleet in compliance with the FAA's Stage 3 noise level requirements. The balance of each airlines' fleet must be brought into compliance with Stage 3 in phases, with 50% compliance by January 1997, 75% compliance by January 1999 and full compliance by January 2000. The Company's aircraft fleet is currently in compliance with Stage 3 noise level requirements.

     As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during night time hours, restrictions on frequency of aircraft operations and various operational procedures for noise abatement. ANCA recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft. An agreement between the City and County of Denver and another city adjacent to DIA precludes the use of Stage 2 aircraft, such as certain of the Company's Boeing 737-200 aircraft, on one of DIA's runways. On occasion, this results in longer taxi times for the Company's aircraft than would otherwise be the case. However, this has not had a material adverse effect on the Company's operations. The Company's operations could be adversely affected if additional restrictions are imposed at DIA or if locally-imposed regulations become restrictive at any other cities on the Company's routes.

         Miscellaneous. All air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent that the Company is subject to FCC requirements, it takes all necessary steps to comply with those requirements.

         The Company's operations may become subject to additional federal regulatory requirements in the future under certain circumstances. For example, if the Company's employees were to unionize, the Company's labor relations would be covered under Title II of the Railway Labor Act of 1926 and would be subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. To the extent that the Company seeks to provide international air transportation in the future, it will be required to obtain additional authority from the DOT and become subject to other regulatory requirements imposed by affected foreign jurisdictions.

ITEM 2:  DESCRIPTION OF PROPERTY

         The Company has leased approximately 21,100 square feet of office space in Denver with terms ending in 1999 and 2001 at a current annual cost of $237,000 for the fiscal year ending March 31, 1997. This facility provides space for the Company's reservation center together with space for administrative activities including senior management, purchasing, accounting, sales, marketing, advertising and human resources.

         Each airport location requires leased space associated with gate operations, ticketing and baggage operations. The ticket counters, gates and airport office facilities at each of the airports the Company serves are leased from the appropriate airport authority or subleased from other airlines.

         The Company has entered into an airport lease and facilities agreement with the City and County of Denver at DIA that expires in 2005. The Company subleases ticket counter space and four gates at DIA from Continental Airlines. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation-Liquidity and Capital Resources."

         The Company currently leases nine aircraft and has agreed to lease one more aircraft for delivery in April 1997. See "Aircraft" and Notes 5 and 12 to Financial Statements.

ITEM 3:  LEGAL PROCEEDINGS

         There are no legal proceedings pending in which the Company is a party or of which any of the Company's property is the subject that are not adequately covered by insurance maintained by the Company, or which, if adversely decided would have a material adverse effect on the Company's business. From time to time, the Company may become involved in routine litigation incidental to its business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "FRNT." The following table sets forth the range of high and low sale prices per share for the common stock for the periods indicated. Market quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions. There was no market for the Common Stock prior to the Company's initial public offering on May 20, 1994. As of June 17, 1996, there were 335 holders of record of the Common Stock.

                                     Price Range of
                                      Common Stock
                                --------------------------
Quarter Ended                        High           Low
- ------------------------------  --------------  ----------
June 30, 1994.................     $4 1/16        $3 1/4
September 30, 1994............      4 1/4          3 5/8
December 31, 1994.............      4              2 3/4
March 31, 1995................      6 1/2          2 7/8
June 30, 1995.................      6              4 11/16
September 30, 1995............      5 3/4          3 1/4
December 31, 1995.............      8 1/4          4 3/8
March 31, 1996................      7 3/8          5 1/8

WARRANTS AND OPTIONS

     The Company issued 2,670,000 warrants to purchase Common Stock in conjunction with a private placement and its initial public offering with one warrant entitling a warrant holder to purchase a share of Common Stock for a purchase price of $5.00. These warrants were subject to redemption at $.05 per warrant by the Company on 45 days written notice if certain conditions were met. The Company met these conditions in May 1996 and on May 14, 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996.
As of June 14, 1996, 626,060 of the warrants had been exercised.

      At the completion of the Company's initial public offering, an underwriter acquired a warrant to purchase up to 110,000 shares of common stock and 110,000 warrants, exercisable at a price equal to $5.525 per share of common stock and $.325 per Warrant. Underwriters in a secondary public offering by the Company received a warrant to purchase 168,500 shares of Common Stock at $5.55 per share. The Company also has issued to each of its two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of Common Stock at a purchase price of $500,000 per warrant, and two warrants to a Boeing 737-200 lessor to purchase 70,000 shares of common stock at an exercise price of $503,300 per warrant. The warrants issued to aircraft lessors, to the extent not earlier exercised, expire on the expiration date of the aircraft leases.

      As of March 31, 1996, the Company also has granted stock options to purchase up to 1,731,250 shares of Common Stock, substantially all of which options are currently exercisable at exercise prices ranging from $1.00 to $3.75 per share.

DIVIDEND POLICY

      The Company has not declared or paid dividends or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to fund operations and the continued development of its business, and, thus, does not expect to pay any cash dividends on its Common Stock in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's flight operations began at Stapleton International Airport ("Stapleton") on July 5, 1994 with two Boeing 737-200 aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. Since that time, the Company has increased the number of markets it serves and the number of flights offered. The Company placed three additional Boeing 737-200 aircraft in service in 1994 and operated a total of five aircraft through October 1995. In October 1995, the Company leased two Boeing 737-300 aircraft which were placed in service during November 1995 in conjunction with adding four new, high volume routes linking Denver to Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah. The Company significantly rescheduled its flights in 1995 through the elimination of Minot and Grand Forks, North Dakota and all four of its Montana destinations, and the addition of Omaha, Nebraska, Las Vegas, Nevada, Chicago (Midway), Illinois and Phoenix, Arizona to its schedule. Flights to Seattle/Tacoma commenced on May 1, 1996, and flights to San Diego, California and St. Louis, Missouri commenced on June 1, 1996 in conjunction with the addition of two additional Boeing 737-200 jets to the Company's fleet. After adding these new cities, the Company's nine aircraft serve 15 cities from its Denver base of operations. On February 28, 1995, Stapleton was closed and the Company's flight operations were moved to the newly opened Denver International Airport ("DIA").

     The Company has agreed to lease a third Boeing 737-300 in April 1997, at which time it plans to add one or more new cities to its route system. Pending future aircraft availability, the Company plans to lease additional jets in the 737 series for possible deliveries in the second half of 1996 and in 1997, which would permit the Company to further expand its lines of service. Demand and competition for Boeing 737 aircraft has increased significantly in the past year.

     The Company's operations prior to July 5, 1994 were limited to start-up activities, including the establishment of its general office operation, initial financing activities, completing the Department of Transportation and Federal Aviation Administration application process, training crews and other activities associated with a start-up airline. These activities generated pre-operating expenses of $1,179,000, which are included in the Company's results of operations for the year ended March 31, 1995. In addition, the Company modified its initial operating strategy during the fiscal year ended March 31, 1995 and further modified and expanded operations during the fiscal year ended March 31, 1996. Therefore, the Company's results of operations for the fiscal years ended March 31, 1995 and 1996 are not necessarily comparable or indicative of future operating results.

     Small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results because the Company, like other airlines, has high fixed costs and low operating margins in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect the Company's liquidity, cash flows and results of operations.

     In June 1995, the Company contributed 137,340 shares of Common Stock to its employee stock ownership plan ("ESOP"). The compensation expense attributable to the 137,340 contributed shares totaled $721,000, which the Company recognized
during the year ended March 31, 1996.   See Note 9 to the Financial Statements.

RESULTS OF OPERATIONS

     Year ended March 31, 1995. The Company incurred a net loss of $7,999,000, or $2.56 per share, for its first full fiscal year ended March 31, 1995. The loss was caused by several factors. The Company incurred pre-operating costs of $1,179,000 in connection with its start-up activities, comprised of expenses related to flight operations of $284,000 and general and administrative expenses of $895,000. The Company believes that a substantial portion of these costs were non-recurring. The Company had insignificant operating revenues during this pre-operating period.

      The Company incurs substantial costs in ramping up its flight operations as it begins service to new destinations. Commencement of service in new markets is characterized by relatively high initial operating costs with a gradual buildup of revenues over a 60 to 120 day period until the Company achieves anticipated market penetration. As a result, the Company can expect to incur losses related to the new markets during at least the first few months of operation in these new markets. Operating results for fiscal 1995 and 1996 also were adversely affected by the Company's need to modify its initial strategy. The Company's initial strategy in July 1994 was to enter regional markets where a series of earlier route abandonments by Continental Airlines and other major airlines had resulted in either only limited jet service to Denver, service transfers to commuter carriers operating small turboprop aircraft, or no nonstop or direct service to Denver at all. In its early planning, the Company had expected to capture two types of traffic on its selected routes: "local" passengers (those either beginning or ending their trips in Denver) and "connecting" passengers (those transferring to or from other airlines for flights to destinations beyond Denver).

      After entering its first markets in July 1994, the Company encountered difficulty in attracting connecting traffic because United Airlines, Denver's dominant carrier, chose not to enter into interline agreements with the Company. The Company's ability to attract connecting traffic was further inhibited by the substantial reduction in service of Continental Airlines at Denver. As a result, the Company modified its strategy to develop its own connecting hub at Denver. The Company modified and expanded its route structure to routes that are more dependent on local traffic and less dependent on connecting traffic pending the development of its hub in Denver. The addition of new markets increased the Company's start-up costs, and the Company again experienced a gradual buildup of revenue in each of the new markets as they were opened. In late 1994 and early 1995, the Company implemented a low fare strategy and focused on markets with greater potential volumes of local traffic.

     The following table provides information regarding the Company's operating revenues and expenses for its first nine months of flight operations ending
 March 31, 1995.  The information excludes pre-operating expenses of $1,179,000.

                                                                REVENUE/
                                       AMOUNT      PERCENT     BLOCK HOUR    YIELD/ASM   YIELD/RPM
  REVENUES                          -----------    -------     ----------    ---------   ---------
  --------
  Passenger ....................... $23,883,000      97.1%      $2,457.35      6.69c      16.22c
  Cargo ...........................     567,000       2.3%          58.34      0.16c       0.39c
  Other ...........................     146,000       0.6%          15.02      0.04c       0.10c
                                     ----------     ------      ---------      -----      ------
     Total operating revenues       $24,596,000     100.0%      $2,530.71      6.89c      16.71c
                                     ==========     ======      =========      =====      ======

                                                                EXPENSE/
                                       AMOUNT      PERCENT     BLOCK HOUR    YIELD/ASM
                                     ----------    -------     ----------    ---------
  EXPENSES
  --------
  Flight operations ............... $12,548,000      39.8%      $1,291.08      3.51c
  Aircraft and traffic servicing ..   5,925,000      18.8%         609.63      1.66c
  Maintenance .....................   5,650,000      17.9%         581.34      1.58c
  Promotion and sales .............   5,293,000      16.8%         544.60      1.48c
  General and administrative ......   1,875,000       5.9%         192.92       .53c
  Depreciation and amortization ...     248,000       0.8%          25.52       .07c
                                     ----------     ------      ---------      -----
     Total operating expenses       $31,539,000     100.0%      $3,245.09      8.83c
                                     ==========     ======      =========      =====

     Year ended March 31, 1996. The Company did not recognize any revenue or related direct costs of operations until July 5, 1994. Therefore, a discussion regarding comparisons between the year ended March 31, 1996 and the comparable period ended March 31, 1995 is not necessarily meaningful. The Company incurred a net loss of $5,582,000, or $1.23 per share, for the year ended March 31, 1996. On September 25, 1995, the Company eliminated all four of its Montana destinations, reduced frequency to Bismarck and Fargo, North Dakota, and inaugurated routes to Chicago (Midway), Illinois and Phoenix, Arizona. During November 1995, the Company began service between Denver and an additional four markets -- Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah.

     The Company completed the integration of the two Boeing 737-300s leased during the quarter ended December 31, 1995 and the restructuring of its connecting hub and route system related to these aircraft during mid November 1995. As a result of the completion of the first phase of its new business and marketing strategy, the Company had its first profitable quarter during the fourth fiscal quarter ended March 31, 1996 with net income of $816,000.

The following table sets forth certain quarterly and annual financial and operating data regarding the Company for the year of operations ended March 31, 1996.

                     SELECTED FINANCIAL AND OPERATING DATA

                                                                    QUARTER ENDING                               YEAR ENDED
                                         --------------------------------------------------------------------  --------------
                                         JUNE 30, 1995  SEPTEMBER 30, 1995  DECEMBER 31, 1995  MARCH 31, 1996  MARCH 31, 1996
                                         -------------  ------------------  -----------------  --------------  --------------
Passenger revenue                         $ 12,421,000     $ 13,725,000        $ 16,831,000     $ 25,553,000     $ 68,530,000
Revenue passengers carried                     130,000          159,000             202,000          267,000          758,000
Revenue passenger miles (RPMs)(1)           71,721,000       88,372,000         136,454,000      183,340,000      479,887,000
Available seat miles (ASMs)(2)             160,837,000      160,244,000         226,106,000      296,974,000      844,161,000
Passenger load factor (3)                        44.5%            55.2%               60.4%            61.7%            56.9%
Break-even load factor (4)                       52.0%            59.3%               73.6%            59.7%            61.8%
Block hours(5)                                   4,223            4,170               5,426            6,964           20,783
Average daily block hour
    utilization(6)                                9.28             9.18               10.33            10.93             9.93
Yield per RPM(7)                                17.32c           15.53c              12.33c           13.94c           14.28c
Yield per ASM(8)                                 7.72c            8.57c               7.44c            8.60c            8.12c
Expense per ASM                                  9.29c            9.53c               9.24c            8.48c            9.04c
Passenger revenue per block hour          $   2,941.00     $   3.291.47        $   3,101.90     $   3,669.30     $   3,297.41
Average fare(9)                           $         96     $         85        $         80     $         93     $         88
Average aircraft in service                        5.0              4.9                 5.7              7.0              5.7

Operating income (loss)                    ($2,059,000)     ($1,020,000)        ($3,687,000)    $    833,000      ($5,933,000)
Net income (loss)                          ($1,857,000)       ($986,000)        ($3,555,000)    $    816,000      ($5,582,000)

(1) "Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(2) "Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(3) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(4) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses
(5) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(6) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(7) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(8) "Yield per ASM" is determined by dividing passenger revenues by available seat miles.
(9) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

     The following table provides information regarding the Company's operating revenues and expenses for the year ended March 31, 1996.

                                                                    REVENUE/
                                         AMOUNT        PERCENT     BLOCK HOUR    YIELD/ASM   YIELD/RPM
  REVENUES                             -----------     -------     ----------    ---------   ---------
  --------
  Passenger..........................  $68,530,000      97.4%      $3,297.41       8.12c        14.28c
  Cargo..............................    1,148,000       1.6%          55.29       0.14c         0.24c
  Other..............................      714,000       1.0%          34.36       0.08c         0.15c
                                       -----------     ------      ---------       -----        ------
     Total operating revenues          $70,393,000     100.0%      $3,387.06       8.34c        14.67c
                                       ===========     ======      =========       =====        ======

                                                                    EXPENSE/
                                         AMOUNT        PERCENT     BLOCK HOUR    YIELD/ASM
  EXPENSES                             -----------     -------     ----------    ---------
  --------
  Flight operations..................  $28,019,000      36.7%      $1,348.17      3.32c
  Aircraft and traffic servicing.....   18,487,000      24.2%         889.53      2.19c
  Maintenance........................   11,732,000      15.4%         564.50      1.39c
  Promotion and sales................   14,219,000      18.6%         684.16      1.68c
  General and administrative.........    3,321,000       4.4%         160.79       .40c
  Depreciation and amortization......      547,000       0.7%          26.37       .06c
                                       -----------     ------      ---------      -----
     Total operating expenses          $76,325,000     100.0%      $3,673.52      9.04c
                                       ===========     ======      =========      =====

     The following table provides information regarding the Company's operating revenues and expenses for the quarter ended March 31, 1996.

                                                                    REVENUE/
                                         AMOUNT        PERCENT     BLOCK HOUR    YIELD/ASM   YIELD/RPM
  REVENUES                             -----------     -------     ----------    ---------   ---------
  --------
  Passenger..........................  $25,553,000       98.1%       $3,669.30    8.60c         13.94c
  Cargo..............................      327,000        1.2%           46.96    0.11c          0.18c
  Other..............................      169,000        0.7%           24.27    0.06c          0.09c
     Total operating revenues          -----------      ------       ---------    -----        -------
                                       $26,049,000      100.0%       $3,740.53    8.77c         14.21c
                                       ===========      ======       =========    =====         ======

                                                                     EXPENSE/
                                         AMOUNT        PERCENT     BLOCK HOUR    YIELD/ASM
  EXPENSES                             -----------     -------     ----------    ---------
  --------
  Flight operations..................  $ 9,517,000       37.7%       $1,366.60    3.20c
  Aircraft and traffic servicing.....    6,360,000       25.2%          913.27    2.14c
  Maintenance........................    3,693,000       14.6%          530.30    1.24c
  Promotion and sales................    4,607,000       18.3%          661.55    1.55c
  General and administrative.........      871,000        3.5%          125.07     .29c
  Depreciation and amortization......      168,000        0.7%           24.12     .06c
     Total operating expenses          -----------      ------       ---------    -----
                                       $25,216,000      100.0%       $3,620.91    8.48c
                                       ===========      ======       =========    =====

REVENUES

     General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as anticipated market penetration is achieved. This occurred during the three months ended September 30, 1994, which was the Company's first three months of flight operations and, more recently, in January, September and November 1995 when the Company commenced service to Omaha, Nebraska, Las Vegas, Nevada,
Chicago (Midway), Illinois, Phoenix, Arizona, Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota and Salt Lake City, Utah. The Company expects that this will also occur in its Denver - Seattle/Tacoma, San Diego and St. Louis markets which it inaugurated in May and June, 1996.

     The Company's results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. Following is a table of the Company's average fares:

                      Quarter Ended         Average Fare
                      --------------------  ------------
                      September 30, 1994            $104
                      December 31, 1994             $ 83
                      March 31, 1995                $ 91
                      June 30, 1995                 $ 96
                      September 30, 1995            $ 85
                      December 31, 1995             $ 80
                      March 31, 1996                $ 93

     On commencement of operations, the Company set its fares at prevailing competitive fares within the markets entered. In connection with the modification in the Company's strategy, the Company reduced fares to maximize traffic and revenue. The initial stimulative effect on the markets involved was positive when system-wide prices were reduced in September 1994. On March 1, 1995, in connection with the opening of DIA, the Company increased its local Denver fares by up to $35 to offset the increased costs of DIA and other expected cost increases and the Company's average fare peaked at $96 for the quarter ended June 30, 1995. During the quarter ended September 30, 1995, the Company reduced its fares system-wide in order to "re-stimulate" markets and match competitors' fares. During the quarter ended December 31, 1995, the Company's average fare decreased to $80 as a result of introductory fares for its two new markets added in late September 1995 and the four new markets added during the month of November 1995. The Company's average fare for the quarter ended March 31, 1996 increased to $93 largely as a result of the Company's new yield management system, the elimination of introductory fares, and the expiration of excise taxes on air transportation. Management believes that the excise tax or some other type of tax will be likely in the future and may be as high as 10% of the fare. Given the elasticity of passenger demand, increases in fares will result in a decrease in passenger demand. To maintain passenger traffic in the face of an excise tax increase may require some downward adjustment in net fares realized by the Company. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. Passenger revenues are seasonal in each market. The Company expects the March quarter to be its weakest with the September quarter to be its strongest.

     Year ended March 31, 1995. Passenger revenues totaled $23,883,000 for the fiscal year ended March 31, 1995 and represented 97.1% of total revenues. Passenger revenues increased each quarter during the year ended March 31, 1995. The Company was able to increase its aircraft utilization through the schedule adjustments made in January 1995 and other minor adjustments made from time to time during the year.

     An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the year ended March 31, 1995, the Company's break-even load factor was 54.4% compared to a passenger load factor of 41.2%. The Company's low load factors during its first quarter of flight operations ended September 30, 1994 reflect the start-up nature of the airline, an increase in capacity from two to four aircraft, the difficulties the Company encountered in entering the connecting traffic market at Denver and the modification to the Company's initial strategy to create its own hub at Denver and to enter higher volume markets. The Company's improved load factors in the quarter ended December 31, 1994 reflect this result, along with higher seasonal passenger traffic. The Company's load factor for its fourth fiscal quarter ended March 31, 1995 was affected by several factors. Seasonality and a change in the Company's route structure in January 1995 to eliminate Minot and Grand Forks, North Dakota and to add Omaha and Las Vegas reduced load factors in January. Load factors improved in February and March 1995 as the Company's strategy received greater acceptance. Seasonal travel in March 1995 increased RPMs to their highest level for the Company's first operating fiscal year. The Company believes that its load factors were favorably impacted by its low fare strategy and adversely affected by modifications to the Company's strategy requiring entry into new markets. In addition, the Company believes that its load factors were adversely affected by passenger uncertainty associated with the closing of Stapleton and the opening of DIA which has reduced air travel through Denver and caused the Company and other airlines at DIA to increase fares to cover higher operating costs.

     Fare pricing policies have a significant impact on the Company's revenues. The Company's average fare for the fiscal year ended March 31, 1995 for all passengers was $89, net of federal excise taxes. Initially, the Company set its fares at prevailing competitive fares within the markets entered. In connection with the modification in the Company's strategy, the Company reduced fares to maximize traffic and revenue. The initial stimulative effect on the markets involved was positive when system-wide prices were reduced in September 1994. From the commencement of the Company's flight operations on July 5, 1994 through September 30, 1994, the Company's average fare was $104, excluding federal excise taxes. For the period of October 1, 1994 through December 31, 1994, the comparable average fare was $83. From January 1, 1995 through March 31, 1995, the Company's average fare was $91. On March 1, 1995, in connection with the opening of DIA, the Company increased its local Denver fares by up to $35 to offset the increased costs of DIA and other expected cost increases. This accounted for the increase in the Company's average fares from the previous quarter. The Company believes that this fare increase has reduced the stimulative effect the Company experienced from its low fare pricing strategy.

     Cargo revenues, consisting of revenues from freight and mail service, totaled $567,000 and represented 2.3% of total operating revenues. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

     Other revenues, comprised principally of liquor sales and excess baggage fees, totaled $146,000 and represented less than one percent of total operating revenues.

     Year ended March 31, 1996. Passenger revenues totaled $68,530,000 for year ended March 31, 1996 and represented 97.4% of total revenues. Passenger revenues increased each quarter during the year ended March 31, 1996 principally as a result of the Company reaching full market penetration on its earlier routes, increasing its aircraft utilization through schedule adjustments, the increase in the average aircraft in service, and the introduction of new high volume markets. This is reflected in the aircraft block hour utilization described in the table above.

     For the year ended March 31, 1996, the Company's break-even load factor was 61.8% compared to a passenger load factor of 56.9%. The Company's passenger load factor increased each quarter during the year ended March 31, 1996. The Company believes that its load factors were adversely affected during this period by passenger uncertainty associated with the closing of Stapleton and the opening of DIA and the increased fares charged by the Company and other airlines at DIA to cover higher operating costs coupled with new competition offering low fares at the Colorado Springs, Colorado airport which is approximately 75 miles south of Denver. Although the Company's load factor will fluctuate from period to period, management believes that, based on the Company's current low fare strategy and operations, its break-even load factor will range from 58% - 62% as demonstrated in the quarter ended March 31, 1996 when the Company had a break-even load factor of 59.7%, a load factor of 61.7% and operating income of $833,000.

     Cargo revenues totaled $1,148,000 for the year ended March 31, 1996 or 1.6% of total revenue. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

     Other revenues comprised principally of liquor sales, excess baggage fees, and ground handling services for other carriers totaled $714,000 or 1.0% of revenue. Of the $714,000, $234,000 represented revenues earned by providing ground handling services to other carriers in Omaha and its Montana cities. These ground handling services were discontinued in September 1995 when the Company terminated its Montana service and the termination of its contract in Omaha.

OPERATING EXPENSES

     Year Ended March 31, 1995. Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. The information provided below excludes pre-operating expenses related to flight operations of $284,000 and general and administrative expenses of $895,000.

     Flight Operations. Flight operations expenses of $12,548,000 were 39.8% of total operating expenses and include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

     Aircraft fuel expenses include both the direct cost of fuel as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $5,081,000 for 7,681,000 gallons used resulted in an average fuel cost per gallon during the year of 66.15c. Fuel consumption for the year averaged 790 gallons per block hour but varied monthly as weather and flight planning changed considerably by season. Fuel prices during the year were generally stable to declining which was favorable to the Company's operating results. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. In August 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3 cents per gallon. Airlines were exempt from this tax increase until October 1, 1995. See "-- Year Ended March 31, 1996" below.

     Aircraft lease and insurance expenses, including passenger liability insurance, totaled $3,555,000 for the fiscal year ended March 31, 1995.

     Pilot and flight attendant compensation totaled $1,927,000 for the fiscal year ended March 31, 1995. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering expenses the principal exception. Higher aircraft utilization produces a more favorable cost per block hour or per ASM, and the Company benefited from an increase in aircraft utilization during fiscal 1995.

     Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $5,925,000 and represented 18.8% of total operating expenses. These include all expenses incurred at the airports as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. These costs generally increased throughout the year as the Company added stations to its schedule and related airport departures increased. The Company served four cities in July 1994 and increased service to eight cities by October 1994. Daily flights increased from 19 during the quarter ended September 30, 1994 to 40 during the quarter ended March 31, 1995.

     Maintenance. Maintenance expenses of $5,650,000 were 17.9% of total operating expenses. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. In the Company's fourth fiscal quarter ended March 31, 1995, the Company determined, through competitive bidding, that its accruals for heavy maintenance were unduly high, and a $500,000 reduction in the accrual was made in this period.

     Promotion and Sales. Promotion and sales expenses totaled $5,293,000 for the fiscal year ended March 31, 1995 and represented 16.8% of total operating expenses. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions, and computer reservations costs are included in these costs. The promotion and sales expense per passenger for the year was $19.94, which is higher than would be normally expected for future Company operations because of the start-up nature of the airline and the expense required to familiarize the public with the Company's services.

     Advertising costs are seasonal as heavier media utilization is planned to coincide with heavy passenger booking periods. Generally, as new cities are added to the Company's flight schedule, advertising and marketing promotions are designed to increase awareness of the Company's new service to create name and brand awareness.

     General and Administrative. General and administrative expenses totaling $1,875,000 were 5.9% of total operating expenses and include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category.

     Depreciation and Amortization. Depreciation and amortization expense of $248,000 was less than one percent of total operating expenses and includes depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

     Expenses per ASM. Generally, the Company's expense per ASM declined during its first fiscal year as service and equipment added contributed to economies of scale and as the high fixed costs associated with the airline were spread across a larger base of operation. The average expense per ASM for the year was 8.83c. The notable exception to the decrease in expense per ASM was the cost associated with DIA described above, which had an impact upon the Company for the operating period from February 28, 1995, when DIA opened, through March 31, 1995. The Company increased its local Denver fares by up to $35 per ticket in March 1995 in response to these and other expected cost increases.

     Expenses per ASM are influenced to a degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on five of its 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers.

     Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA will reduce per unit expenses.

     Year ended March 31, 1996. Flight operations expenses of $28,019,000 were 36.7% of total operating expenses and include all expenses related to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

     Aircraft fuel expenses include both the direct cost of fuel as well as the related taxes and the cost of delivering fuel into the aircraft. Aircraft fuel costs of $11,836,000 for 16,746,000 gallons used resulted in an average fuel cost per gallon during the year ended March 31, 1996 of 70.67c. Fuel consumption for the year ended March 31, 1996 averaged 806 gallons per block hour but varied monthly as weather and flight planning changed. Fuel prices during the period were generally stable but increased slightly in the second calendar quarter of 1996. Fuel expenses for the year ended March 31, 1996 were approximately 4.52c higher that the average fuel cost per gallon for the year ended March 31, 1995 of 66.15c. The increase is attributable to a slight increase in the cost of fuel and the fuel tax of 4.3c which became effective October 1, 1995. Assuming the Company's present nine aircraft operation, a one cent variance in the cost per gallon of fuel would have a $300,000 annual impact on the Company's expenses. Fuel prices are subject to change weekly as the Company generally purchases in advance for the following week's requirements. The Company will reduce its exposure to fuel price increases to some extent as it leases additional Boeing 737-300 or comparable aircraft that are more fuel efficient than the older Boeing 737-200 aircraft.

     In August 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3c per gallon. Airlines were exempt from this tax increase until October 1, 1995. Effective October 1, 1995, the Company's suppliers began to charge this tax. The aviation fuel tax included in the total fuel cost of $11,836,000 was approximately $425,000 for the six months ended March 31, 1996. The airline industry has proposed an extension of this exemption. In May 1996, the House of Representatives had approved an additional seven month extension of the exemption through December 31, 1997. As of June 11, 1996 the Senate had not approved or disapproved the House's recommendation. Management is unable to predict if an extension of the airline industry's exemption will be approved. The fuel tax increases the Company's annual costs by approximately $1,290,000, assuming its current nine aircraft fleet and annual consumption of approximately 30 million gallons of fuel.

     Aircraft lease and insurance expenses, including passenger liability insurance, totaled $8,506,000 for the year ended March 31, 1966 for the seven aircraft operated during the year. These expenses can be expected to increase during fiscal 1997 if the Company leases additional aircraft.

     Pilot and flight attendant compensation totaled $4,025,000, excluding compensation under the ESOP, for the year ended March 31, 1996. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering expenses a principal exception.

     Aircraft and traffic servicing expenses were $18,487,000 and represented 24.2% of total operating expenses for the year ended March 31,1996 compared to 18.8% of total operating expenses for the year ended March 31, 1995. The increase as a percentage of total operating expenses is largely attributable to the increased costs of operating at DIA versus Stapleton. DIA opened on February 28, 1995. The Company operated out of DIA for only one month of the year ended March 31,1995 and for the entire year ended March 31, 1996. These include all expenses incurred at the airports as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses.

     Maintenance expenses of $11,732,000 were 15.4% of total operating expenses. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter.

     Promotion and sales expenses totaled $14,219,000 for the year ended March 31, 1996 and represented 18.6% of total operating expenses. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservation supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expense per passenger was $18.75 which is higher than would be normally expected for future Company operations because of the start-up nature of the airline and the introductory expense required to familiarize the public with the Company's services.

     Advertising costs are seasonal as heavier media utilization is planned to coincide with heavy passenger booking periods. In addition, as new cities are added to the Company's flight schedule, advertising and marketing promotions are designed to increase awareness of the Company's new service to create name and brand awareness. Advertising expenses of $1,619,000 were 2.4% of passenger revenues for the year ended March 31, 1996, compared to approximately $908,000 or 3.8% of passenger revenues for fiscal year ended March 31, 1995. The Company expects these costs to continue to decrease as a percentage of revenue.

     General and administrative expenses totaling $3,321,000 were 4.4% of total operating expenses and include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category.

     Depreciation and amortization expense of $547,000 was less than one percent of total operating expenses and includes depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

     Expense per ASM. The average expense per ASM for the year ended March 31, 1996 was 9.04c as compared to 8.83c for the year ended March 31, 1995. The increase is primarily attributable to the higher operating expenses at DIA as compared to those at Stapleton. The Company only operated at DIA for the last month of its fiscal year 1995. After the average expense per ASM peaked at 9.53c for the quarter ended September 30, 1995, the average expense per ASM decreased to 8.50c for the quarter ended March 31, 1996. The decrease is attributable to the increase in the number of the Company's aircraft during the quarter ended December 31, 1995 when the Company added two Boeing 737-300s. The

Company was able to add aircraft without adding additional gate positions at DIA or significantly increasing general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet reflected cash and cash equivalents and short-term investments of $7,527,000 at March 31, 1996. At March 31, 1996, total current assets were $25,797,000 as compared to $25,844,000 total current liabilities, resulting in working deficit of $47,000.

     Cash used in operating activities for the year ended March 31, 1996 was $2,489,000. This is attributed primarily to the Company's net loss for the period, increases in trade receivables, prepaid expenses, deposits to secure credit card transactions and deposits for aircraft leases, required aircraft maintenance deposits, and decreases in accrued expenses, offset by increases in accounts payable, air traffic liability, and accrued maintenance expenses. Cash used in operating activities improved by $1,737,000 from the year ended March 31, 1995.

     Cash used in investing activities for the year ended March 31, 1995 was $1,611,000 which consisted of capital expenditures for the five Boeing 737-200s leased during the year, spare parts, ground equipment, computer equipment, leasehold improvements and maintenance equipment. Cash used in investing activities for the year ended March 31, 1996 was $2,234,000. The Company invested $1,168,000 in short-term investments comprised of certificates of deposits with maturities of one year or less. The Company had capital expenditures totaling $1,098,000 consisting of leasehold improvements and rotables for the two Boeing 737-300s leased in November 1995, expansion of the Company's reservation system and related leasehold improvements, spare parts, ground equipment, computer equipment, and maintenance equipment.

     Cash provided by financing activities for the year ended March 31, 1995 was $9,256,000, primarily reflecting net proceeds from the Company's initial public offering of common stock and warrants. Cash provided by financing activities was $7,248,000 for the year ended March 31, 1996, primarily reflecting net proceeds of $7,282,000 from the Company's secondary public offering sale of common stock. The Company currently has no lines of credit.

     Five of the Company's Boeing 737-200 aircraft are leased under operating leases which expire in the year 1997. The leases provide for up to two two-year renewal terms with no increase in basic rent. Under these leases, the Company was required to make security deposits and deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $6,091,000, respectively, at March 31, 1996.

     The Company leased two Boeing 737-300 aircraft under operating leases in November 1995 which expire in the year 2000. The Company was required to make security deposits and deposits for maintenance of these leased aircraft. Security and maintenance deposits totaled $1,505,000 and $688,000, respectively, at March 31, 1996. These aircraft are compliant with Federal Aviation Administration ("FAA") Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at a purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

     In June 1996 the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in the year 2001. The Company was required to make security deposits totaling $858,000. The Company is required to make deposits for maintenance for these leased aircraft which begin in July 1996. These aircraft will be "hush-kitted" by the lessor at its expense during 1996. Once "hush-kitted" these aircraft will be compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants to purchase 70,000 shares each of the Company's common stock at a purchase price of $503,300 per warrant.

     In June 1996 the Company entered into a lease for a new Boeing 737-300 which is scheduled for delivery in April 1997. The lease term for this aircraft is eight years from date of delivery with three additional one year renewal terms at the

Company's option. Between June 1996 and February 1997, the Company is required to make security deposits with respect to this aircraft totaling $726,250.

     In April 1996, the Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,723,000. The net proceeds will be used principally to lease additional aircraft, subject to availability.

     In May 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. As of June 14, 1996, 626,060 warrants had been exercised and the Company had received net proceeds of $3,129,000. If the remaining 2,043,940 warrants are exercised prior to the June 28, 1996 deadline, additional proceeds to the Company will be approximately $10,219,000.

     Management is taking steps designed to improve the Company's operating performance. The Company believes that expansion of service through its Denver hub is essential for its long-term success. The airport charges at DIA were increased several times in the months preceding that airport's opening on February 28, 1995. They have also been increased since the airport opened as additional charges have been made to the cost allocation formulas used by the airport. Carriers that are able to utilize their gate positions at DIA with greater frequency each day can reduce the impact of DIA's relatively high costs. In September 1995, the Company redeployed some of its aircraft from the Company's relatively lightly traveled routes in Montana and added service to new routes to two of Denver's major destinations: Chicago (Midway), Illinois and Phoenix, Arizona. In November 1995, the Company commenced service from Denver to Los Angeles, California, Minneapolis-St. Paul, Minnesota, Salt Lake City, Utah, and San Francisco, California in conjunction with the two Boeing 737-300 aircraft delivered to it in October 1995. These markets have strong local passenger volumes and represent destinations requested by customers within the Company's current route cities. These increased flights were accommodated with the Company's present four gate operation at DIA. The fourth fiscal quarter ended March 31, 1996 was the first full quarter that the Company's present route system was in place and the Company's seven aircraft were fully utilized. The Company had operating income of $833,000 for the quarter ended March 31, 1996 which was its first profitable quarter.

     As of June 1996, the Company serves 15 cities from Denver with nine aircraft. The Company's goal is to lease a number of additional aircraft to serve additional cities from Denver. The Company believes that such a route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization.

     In late October 1995, a competing low fare carrier, headquartered in Denver, discontinued its flight operations. This carrier handled approximately 2% of the traffic at DIA as of the quarter ended June 30, 1995. With approximately one half of the carrier's destination cities also served (or to be served) by the Company, management believes that traffic on these routes improved in the short-term as an outgrowth of that carrier's service termination.

     The Company is exploring various means to reduce expenses. These include use of a ticketless reservations system, a reduction in credit card fees, and an in-house revenue accounting system. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own "above wing" operations (including passenger check-in at ticket counters, concourse gate operations, cabin cleaning and baggage services) rather than continuing to contract out these services. The Company commenced performing such operations at DIA in April 1996 and at Los Angeles International Airport in June 1996. A changeover to the Company's handling of these activities at Chicago/Midway is expected to be completed by July 1996, at which time the Company will be doing its own "above wing" operations at eight of the 16 airports it serves.

     The proceeds from the private placement completed in April 1996 and the conversion of the warrants in June 1996 have provided additional working capital for the Company and, subject to aircraft availability, will enable it to further expand its operations through the leasing of additional aircraft. The Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in its new markets and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business and the competitiveness of the airline industry, which often requires quick reaction by management to changes in market conditions, the Company may require additional capital to maintain or further expand its business.

ITEM 7:  FINANCIAL STATEMENTS.

         The Company's financial statements are filed as a part of this report immediately following the signature page.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not, during the past two years and through the date of this report, had a change in its independent certified public accountants or had a disagreement with such accountants on any matter of accounting principles, practices or financial statement disclosure.


                                   PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated herein by reference to the data under the heading "Election of Directors" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on September 13, 1996, which Proxy Statement is to be filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the data under the heading "Executive Compensation" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on September 13, 1996, which Proxy Statement is to be filed with the Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the data under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on September 13, 1996, which Proxy Statement is to be filed with the Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to the data under the heading "Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on September 13, 1996, which Proxy Statement is to be filed with the Commission.

ITEM 13(a):  EXHIBITS.

Exhibit
Numbers      Description of Exhibits
- -------      -----------------------

  3.1        Amended and Restated Articles of Incorporation of the Company. (1)

  3.2        Amended Bylaws of the Company (July 12, 1994). (2)

  4.1        Specimen Common Stock certificate of the Company. (1)

   4.2 The Amended and Restated Articles of Incorporation and Amended Bylaws of the Company are included as Exhibits 3.1 and 3.2.

   4.3    Form of Warrant. (1)

  10.1    Office Lease. (1)

  10.2    Office Lease Supplement and Amendment. (2)

  10.3    1994 Stock Option Plan. (1)

  10.4    Amendment No. 1 to 1994 Stock Option Plan. (2)

  10.5    Registration Rights Agreement. (1)

  10.6    Sales Agreement. (1)

  10.7    Airport Use and Facilities Agreement, Denver International Airport (2)

  10.8    Aircraft Lease Agreement dated as of July 26, 1994. (2)

  10.9    Code Sharing Agreement. (2)

  10.10   Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23177).(3)

  10.11   Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23257).(3)

  10.12   Aircraft Lease Agreement dated as of May 1, 1996. (3)

  10.13   Aircraft Lease Agreement dated as of June 3, 1996. (3)

  10.14   Aircraft Lease Agreement dated as of June 12, 1996. (3)

  27.1    Financial Data Schedule (3)

_____________________

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission File No. 33-77790-D, declared effective May 20, 1994.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 29, 1995

(3)  Filed herewith.


ITEM 13(b):  REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                    SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FRONTIER AIRLINES, INC.



Date: June 25, 1996           By: /s/ SAMUEL D. ADDOMS
                                 ---------------------
                              Samuel D. Addoms, Principal Executive
                              Officer and Principal Financial Officer

Date: June 25, 1996           By: /s/ ELISSA A. POTUCEK
                                 ----------------------
                              Elissa A. Potucek, Controller and Principal
                              Accounting Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 25, 1996             /s/ SAMUEL D. ADDOMS, DIRECTOR
                               -------------------------------
                               Samuel D. Addoms, Director


Date: June 25, 1996             /s/ WILLIAM B. MCNAMARA, DIRECTOR
                               ----------------------------------
                               William B. McNamara, Director


Date: June 25, 1996             /s/ PAUL STEPHEN DEMPSEY, DIRECTOR
                               -----------------------------------
                               Paul Stephen Dempsey, Director


Date: June 25, 1996             /s/ B. LARAE ORULLIAN, DIRECTOR
                               --------------------------------
                               B. LaRae Orullian, Director

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



THE STOCKHOLDERS AND
  BOARD OF DIRECTORS
FRONTIER AIRLINES, INC.:


We have audited the accompanying balance sheet of Frontier Airlines, Inc. as of March 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines, Inc. as of March 31, 1996 and the results of its operations and its cash flows for the years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.



                                         /s/ KPMG PEAT MARWICK LLP


Denver, Colorado
June 14, 1996

FRONTIER AIRLINES, INC.

BALANCE SHEET

MARCH 31, 1996

- --------------------------------------------------------------------------------

ASSETS
- ------
Current assets:
  Cash and cash equivalents                                   $  6,359,254
  Short-term investments                                         1,168,200
  Restricted investments                                         2,150,964
  Trade receivables, net of allowance for
    doubtful accounts of $32,141                                 5,872,158
  Maintenance deposits (note 5)                                  6,589,551
  Prepaid expenses and other assets (note 2)                     2,945,787
  Inventories                                                      569,176
  Deferred lease expenses                                          133,200
  Note receivable -- current portion                                 8,739
                                                                ----------
        Total current assets                                    25,797,029

Security, maintenance and other deposits (note 5)                2,684,714
Property and equipment, net (note 3)                             1,983,060
Note receivable -- long-term portion                                61,261
Deferred lease and other expenses                                  398,500
Restricted investments                                              65,627
                                                                ----------
                                                              $ 30,990,191
                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                               4,402,462
  Air traffic liability                                         11,200,560
  Other accrued expenses (note 4)                                1,886,045
  Accrued maintenance expense (note 5)                           8,290,346
  Note payable                                                      10,441
  Current portion of obligations under capital
    leases (note 5)                                                 54,522
                                                                ----------
        Total current liabilities                               25,844,376

Accrued maintenance expense (note 5)                               243,689
Other accrued expenses                                             108,961
Obligations under capital leases, excluding
  current portion (note 5)                                          92,145
                                                                ----------
        Total liabilities                                       26,289,171
                                                                ----------

Stockholders' equity:
  Preferred stock, no par value, authorized
    1,000,000 shares; none issued                                      --
  Common stock, no par value, stated value of
    $.001 per share, authorized 20,000,000 shares;
    5,420,640 shares issued and outstanding                          5,421
  Additional paid-in capital                                    18,399,918
  Accumulated deficit                                          (13,704,319)
                                                                ----------
        Total stockholders' equity                               4,701,020
                                                                ----------

Commitments and contingencies (notes 5, 7, 10, 11 and 12)
                                                              $ 30,990,191
                                                                ==========


See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 1996 AND 1995

- --------------------------------------------------------------------------------

                                                        1996           1995
                                                        ----           ----

Revenues:
  Passenger                                         $ 68,530,051     23,882,965
  Cargo                                                1,148,357        566,500
  Other                                                  714,167        146,073
                                                      ----------     ----------
         Total revenues                               70,392,575     24,595,538
                                                      ----------     ----------
Operating expenses:
  Flight operations                                   28,019,390     12,831,668
  Aircraft and traffic servicing                      18,486,719      5,924,907
  Maintenance                                         11,732,102      5,650,090
  Promotion and sales                                 14,218,814      5,292,816
  General and administrative                           3,320,700      2,770,455
  Depreciation and amortization                          547,514        247,887
                                                      ----------     ----------
         Total operating expenses                     76,325,239     32,717,823
                                                      ----------     ----------
         Operating loss                               (5,932,664)    (8,122,285)
                                                      ----------     ----------
Nonoperating income (expenses):
  Interest income                                        419,756        245,563
  Other                                                  (68,774)      (121,871)
                                                      ----------     ----------
         Total nonoperating income, net                  350,982        123,692
                                                      ----------     ----------
Net loss                                            $ (5,581,682)    (7,998,593)
                                                      ==========     ==========

Loss per common share                                  $(1.23)         (2.56)
                                                         ====           ====

Weighted average shares outstanding                    4,536,914      3,128,423
                                                      ==========     ==========


See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 1996 AND 1995

- --------------------------------------------------------------------------------

                                                 Common stock
                                             --------------------      Additional                           Total
                                                           Stated        paid-in        Accumulated      stockholders'
                                             Shares        value         capital          deficit           equity
                                             ------        -----         -------          -------           ------
BALANCES,
 MARCH 31, 1994                             813,300      $   813         514,837         (124,044)         391,606

Sale of common stock and
  warrants in April 1994,
  net of offering costs
  of $180,000                               600,000          600       1,319,400              --         1,320,000

Sale of common stock and
  warrants in initial public
  offering, net of offering
  costs of $1,215,521                     2,030,000        2,030       7,927,449              --         7,929,479
Net loss                                        --           --              --        (7,998,593)      (7,998,593)
                                          ---------        -----       ---------        ----------       ---------

BALANCES,
 MARCH 31, 1995                           3,443,300        3,443       9,761,686       (8,122,637)       1,642,492

Contribution of common
  stock to employee stock
  ownership plan                            137,340          --          721,000              --           721,000
Issuance of compensatory
  common stock options                          --           --           60,500              --            60,500
Sale of common stock and
  warrants, net of offering
  costs of $1,230,000                     1,840,000        1,978       7,279,532              --         7,281,510
Issuance of warrants                            --           --          577,200              --           577,200
Net loss                                        --           --              --        (5,581,682)      (5,581,682)
                                          ---------        -----       ---------        ---------        ---------

BALANCES,
 MARCH 31, 1996                           5,420,640      $ 5,421      18,399,918      (13,704,319)       4,701,020
                                          =========        =====      ==========       ==========        =========


See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 1996 AND 1995

- --------------------------------------------------------------------------------

                                                                1996               1995
                                                                ----               ----
Cash flows from operating activities:
  Net loss                                                   $(5,581,682)       (7,998,593)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Employee stock ownership plan compensation expense           721,000             --
    Issuance of compensatory common stock options                 60,500             --
    Depreciation and amortization                                603,014           247,887
    Loss on sale of equipment                                     62,940             --
    Changes in operating assets and liabilities:
      Restricted investments                                    (842,574)       (1,374,017)
      Trade receivables                                       (2,289,183)       (3,582,975)
      Security, maintenance and other deposits                (6,811,215)       (2,463,050)
      Prepaid expenses and other assets                       (2,259,203)         (676,790)
      Inventories                                               (362,581)         (206,595)
      Accounts payable                                         1,590,072         2,788,622
      Air traffic liability                                    7,384,114         3,816,446
      Other accrued expenses                                    (337,294)        2,261,540
      Accrued maintenance expense                              5,572,559         2,961,476
                                                               ---------         ---------
        Net cash used in operating activities                 (2,489,533)       (4,226,049)
                                                               ---------         ---------

Cash flows from investing activities:
  Increase in short-term investments                          (1,168,200)            --
  Acquisition of property and equipment                       (1,097,788)       (1,610,794)
  Proceeds from sale of property and equipment                    32,440             --
                                                               ---------         ---------
        Net cash used in investing activities                 (2,233,548)       (1,610,794)
                                                               ---------         ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                   7,281,510         9,249,479
  Deferred offering costs                                        (10,000)           35,000
  Proceeds from short-term borrowings                            101,496             --
  Principal payments on short-term borrowings                    (91,055)            --
  Principal payments on obligations under capital leases         (34,357)          (28,242)
                                                               ---------         ---------
        Net cash provided by financing activities              7,247,594         9,256,237
                                                               ---------         ---------
        Net increase in cash and cash equivalents              2,524,513         3,419,394

Cash and cash equivalents,  beginning of period                3,834,741           415,347
                                                               ---------         ---------
Cash and cash equivalents, end of period                     $ 6,359,254         3,834,741
                                                               =========         =========

SUPPLEMENTAL INFORMATION:

In the year ended March 31, 1996, the Company issued warrants in lieu of future lease rentals with an estimated fair market value totaling $577,200. The unamortized portion of deferred lease expense totaled $531,700 at March 31, 1996.

In the year ended March 31, 1996, the Company sold equipment and accepted a promissory note in lieu of cash for $70,000.

The Company acquired equipment through capital leases totaling $209,266 in the year ended March 31, 1995. Interest of $22,671 and $21,871 was paid in cash during the year ended March 31, 1996 and 1995. No income taxes were paid in the years ended March 31, 1996 and 1995.


See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 1996

- -------------------------------------------------------------------------------

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Frontier Airlines, Inc. (the Company) was incorporated in the State of Colorado on February 8, 1994 and is engaged in the business of operating a commercial airline based in Denver, Colorado which currently serves selected midwestern and western cities. The Company commenced airline operations on July 5, 1994.

     The airline industry is highly competitive primarily due to the effects of the Airline Deregulation Act of 1978, which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to flight frequencies and fares.

     The airline industry is also characterized by low gross profit margins, with fixed costs that are high in relation to revenues. Accordingly, a shortfall from expected revenue levels can have a material adverse effect on profitability, including the Company's. The Company's connecting hub is located at Denver International Airport (DIA). DIA opened in March 1995. Financed through revenue bonds, DIA depends on landing fees, gate rentals and other income from airlines, the traveling public and others to pay debt service and support operations. Management believes that the Company's operating costs at DIA will substantially exceed those that other airlines incur at hub airports in other cities.

     The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry tends to experience severe adverse financial results during general economic downturns. The Company's business also is seasonal, which can affect the Company's results of operations from quarter to quarter.

     Fuel is a major component of operating expense for all airlines. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world. The future cost and availability of fuel to the Company cannot be predicted, and substantial sustained price increases or the unavailability of adequate fuel supplies could have a material adverse effect on the Company's operations and profitability.

     PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statmeents in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For financial statement purposes, the Company considers cash and short-term investments with an original maturity of three months or less to be cash equivalents.

FRONTIER AIRLINES, INC.

- -------------------------------------------------------------------------------

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)


    SHORT-TERM INVESTMENTS

    Short-term investments are comprised of certificates of deposit and are carried at cost, which management believes approximates market value. Maturities are for one year or less and the Company intends to hold short-term investments to maturity.

    RESTRICTED INVESTMENTS

    Restricted investments include certificates of deposit and government treasury bills which secure certain letters of credit issued primarily to companies which process credit card sale transactions and certain airport authorities. Restricted investments are carried at cost, which management believes approximates market value. Maturities are for one year or less and the Company intends to hold restricted investments until maturity.

    INVENTORIES

    Inventories consist of expendable parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used.

    Under the terms of the aircraft lease agreements for the five Boeing 737-200 aircraft discussed in note 5, the lessor has consigned expendable parts and supplies to the Company. The Company has also entered into an agreement with a supplier for consigned parts and supplies for the two Boeing 737-300 aircraft. The Company is required to pay a monthly consignment fee, based on the value of the consigned parts, and to replenish any such parts when used with a like part. Expendable parts and supplies are charged to expense as they are used. At March 31, 1996, the Company held consigned parts and supplies in the amount of approximately $4,565,059, which are not included in the Company's balance sheet.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Major additions, betterments and renewals are capitalized. Depreciation and amortization is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

       Flight equipment                        3 years
       Improvements to leased aircraft         Life of improvements or term of
                                               lease,whichever is less
       Ground property, equipment, and
         leasehold improvements                3-5 years or term of lease

    Assets utilized under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset using the straight-line method. Amortization of capital leases is included in depreciation expense.

FRONTIER AIRLINES, INC.

- -------------------------------------------------------------------------------

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (CONTINUED)

    Routine maintenance and repairs are charged to operations as incurred. Costs of major improvements are capitalized and expensed over the period of expected benefit. Additionally, a provision is made for the estimated cost of scheduled major overhauls required to be performed on leased aircraft under the provisions of the aircraft lease agreements. Accrued maintenance expense expected to be incurred beyond one year is classified as long-term.

    REVENUE RECOGNITION

    Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire. Revenues which have been deferred are included in the accompanying balance sheet as air traffic liability.

    PASSENGER TRAFFIC COMMISSIONS AND RELATED EXPENSES

    Passenger traffic commissions and related expenses are expensed when the transportation is provided and the related revenue is recognized. Passenger traffic commissions and related expenses not yet recognized are included as a prepaid expense.

    FREQUENT FLYER AWARDS

    The Company maintains a frequent travel award program that provides awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. The Company also allows program members to accumulate mileage on Continental Airline's OnePass frequent flyer program, instead of the Company's program. The cost of providing mileage on the OnePass program is based on an agreed upon rate per mileage credit, which is paid to Continental Airlines on a monthly basis.

    LOSS PER COMMON SHARE

    Loss per common share is computed based on the weighted average number of common shares and, if dilutive, common stock equivalent shares (options and warrants) outstanding during the respective periods.

    INCOME TAXES

    The Company accounts for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109,
    Accounting for Income Taxes.   Under the asset and liability method,
    deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of the existing assets and liabilities. A valuation allowance is provided to the extent that the realizability of net deferred tax assets is judged by management to be unlikely. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

FRONTIER AIRLINES, INC.

- -------------------------------------------------------------------------------

    FOURTH QUARTER ADJUSTMENT

    During the quarter ended March 31, 1995, the Company adjusted its estimate of accrued liability for maintenance, a portion of which was established in prior quarters. The effect was to decrease net loss for the fourth quarter of the year ended March 31, 1995 by approximately $500,000.

    RECLASSIFICATIONS

    Certain 1995 financial statement balances have been reclassified to conform to the 1996 presentation.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), is required to be adopted by the Company in the year ended March 31, 1997. Pursuant to the provisions of SFAS No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, this statement is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

    Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets to Be Disposed Of, which is required to be adopted by the Company in the year ended March 31, 1997, is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

(2) PREPAID EXPENSES AND OTHER ASSETS

    The March 31, 1996 prepaid expenses and other assets is comprised of the following:

       Prepaid passenger traffic commissions and related expenses     $1,340,651
       Prepaid aircraft rentals                                          534,097
       Prepaid landing fees                                              223,467
       Prepaid insurance                                                 181,466
       Other prepaid expenses and other assets                           666,106
                                                                      ----------
                                                                      $2,945,787
                                                                      ==========

(3) PROPERTY AND EQUIPMENT, NET

    As of March 31, 1996 property and equipment consisted of the following:

       Flight equipment and improvements to leased aircraft         $   881,643
       Ground property, equipment and leasehold improvements          1,865,956
                                                                     ----------
                                                                      2,747,599
       Less accumulated depreciation and amortization                  (764,539)
                                                                     ----------

             Property and equipment, net                            $ 1,983,060
                                                                     ==========

FRONTIER AIRLINES, INC.

- -------------------------------------------------------------------------------

    Property and equipment includes certain office equipment under capital leases. At March 31, 1996, office equipment recorded under capital leases was $183,698 and accumulated amortization was $67,739.

(4) OTHER ACCRUED EXPENSES

    The March 31, 1996 other accrued expenses is comprised of the following:

         Accrued salaries and benefits         $ 1,102,392
         Deferred lease payments                   314,897
         Accrued passenger facility charges        167,493
         Other                                     301,263
                                                 ---------
                                                $1,886,045
                                                 =========

(5) LEASE COMMITMENTS

    AIRCRAFT LEASES

    At March 31, 1996, five Boeing 737-200 aircraft are leased by the Company under operating leases which expire in the year 1997. The five aircraft leases each have a maximum of two two-year renewal terms, with no increase in basic rent.

    At March 31, 1996, two Boeing 737-300 aircraft are leased by the Company under operating leases which expire in the year 2000.

    In addition to scheduled future minimum lease payments, the Company is required to pay certain cash deposits to each aircraft lessor based on flight hours incurred to provide funding for certain future airframe, engine, landing gear, and auxiliary power unit maintenance costs of leased aircraft. The lease agreements provide that the Company shall pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased property.

    At March 31, 1996, deposits with aircraft lessors totaled approximately $6,779,000 related to required aircraft maintenance deposits and $2,130,000 related to initial lease security deposits and are reported as a component of security, maintenance and other deposits in the accompanying balance sheet. These deposits are unsecured and may be subject to the risk of loss in the event the lessors were not able to satisfy their obligations under the lease agreements.

FRONTIER AIRLINES, INC.

- -------------------------------------------------------------------------------

(5) LEASE COMMITMENTS (CONTINUED)

    OTHER LEASES

    The Company leases office space and office equipment for its headquarters, airport facilities, certain ground equipment, and automobiles. The Company also leases certain airport gate facilities on a month-to-month basis.

    At March 31, 1996, commitments under capital and noncancelable operating leases with terms in excess of one year were as follows:

                                                        Capital     Operating
                                                        Leases      Leases
                                                       ---------   ----------
          Year ended March 31:
            1997                                        $ 67,086   12,016,487
            1998                                          44,433    9,447,394
            1999                                          44,433    7,705,076
            2000                                          16,656    4,809,863
            2001                                              --      105,710
                                                       ---------   ----------
               Total minimum lease payments              172,608   34,084,530
                                                                   ==========

          Less amount representing interest              (25,941)
                                                       ---------

               Present value of obligations under
                 capital leases                          146,667

               Less current portion of obligations
                 under capital leases                    (54,522)
                                                       ---------
               Obligations under capital leases,
                 excluding current portion             $  92,145
                                                       =========


    The obligations under capital leasehave been discounted at imputed interest rates ranging from 10.5% to 12.2%.

    Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 1996 and 1995 was $12,625,175 and $3,287,302,
    respectively.

FRONTIER AIRLINES, INC.

- --------------------------------------------------------------------------------

(6) INCOME TAXES

    The Company has not recognized any income tax benefit related to net losses for the year ended March 31, 1996 and 1995 because the benefit of the net losses were offset by an increase in the valuation allowance for net deferred tax assets.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1996 are presented below:

           Deferred tax assets:

              Equipment depreciation and amortization    $   151,000
              Start-up cost deferred for tax purposes        305,000
              Accrued maintenance not deductible for
                tax purposes                                 318,000
              Accrued vacation liability not deductible
                for tax purposes                             129,000
              Other                                           27,000
              Net operating loss carryforwards             3,059,000
                                                         -----------
                   Total gross deferred tax assets         3,989,000
              Less valuation allowance                    (3,989,000)
                                                         -----------
                   Net deferred taxes                    $        --
                                                         ===========

    The valuation allowance for deferred tax assets as of March 31, 1995 was $3,125,000. The increase in the valuation allowance for the year ended March 31, 1996 was $864,000. At March 31, 1996, the Company had net operating loss carryforwards of approximately $8,200,000, which expire in the years 2010 to 2011.

(7) WARRANTS

    The Company issued 2,670,000 warrants to purchase common stock in conjunction with a private placement and its initial public offering. Each warrant entitles the a warrant holder to purchase one share of common stock for $5.00. These warrants were subject to redemption at $.05 per warrant by the Company on 45 days written notice if certain conditions were met. The Company met these conditions in May 1996 and on May 14, 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. As of June 14, 1996, 626,060 of the warrants had been exercised with net proceeds to the Company totaling $3,129,300.

FRONTIER AIRLINES, INC.

- -------------------------------------------------------------------------------

    At completion of the Company's initial public offering, an underwriter acquired a warrant to purchase up to 110,000 shares of common stock and 110,000 warrants, exercisable at a price equal to $5.525 per share of common stock and $3.25 per warrant. The underwriters in a secondary public offering by the Company received a warrant to purchase 168,500 shares of common stock at $5.55 per share. Warrants issued to underwriters expire on May 20, 1999. The Company also has issued to each of its two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of Common Stock at a purchase price of $500,000 per warrant. In June 1996, the Company issued two warrants to a Boeing 737-200 lessor to purchase 70,000 shares each of common stock at an exercise price of $503,300 per warrant. Warrants issued to aircraft lessors, to the extent not earlier exercised, expire upon expiration of the aircraft leases in February 2000 and June 2001, respectively.

(8) STOCK OPTION PLAN

    The Company has a stock option plan whereby the Board of Directors may issue options to purchase shares of the Company's common stock to employees, officers, and directors of the Company.

    Under the plan, the Company has reserved an aggregate of 1,750,000 shares of common stock for issuance pursuant to the exercise of options. Options issued through March 31, 1996 generally vest one year from the date of grant and expire from March 9, 1999 to December 31, 2005.

    Stock options transactions are summarized as follows:

                                            Shares           Option
                                            under            price
                                            option           range
                                           ---------     --------------

        OUTSTANDING AT MARCH 31, 1994      1,527,813     $ 1.00 -- 1.10

           Granted                           127,187       2.50 -- 3.50
           Canceled                           (3,750)             3.125
                                           ---------     --------------

        OUTSTANDING AT MARCH 31, 1995      1,651,250       1.00 -- 3.50

           Granted                            80,000       3.50 -- 3.75
                                           ---------     --------------

        OUTSTANDING AT MARCH 31, 1996      1,731,250     $ 1.00 -- 3.75
                                           =========     ==============

        AT MARCH 31, 1996:
           Options exercisable             1,671,250
                                           =========
           Available for future grant         18,750
                                           =========

FRONTIER AIRLINES, INC.

- -------------------------------------------------------------------------------

(9)   EMPLOYEE STOCK OWNERSHIP PLAN

      The Company has established an Employee Stock Ownership Plan (ESOP) which inures to the benefit of each permanent employee of the Company, except those employees covered by a collective bargaining agreement that does not provide for participation in the ESOP. Company contributions to the ESOP are discretionary and vary from year to year. In order for an employee to receive an allocation of company common stock from the ESOP that employee must be employed on the last day of the ESOP's plan year, with certain exceptions. The Company's annual contribution to the ESOP, if any, will be allocated among the eligible employees of the Company as of the end of each plan year in proportion to the relative compensation (as defined in the ESOP) earned that plan year by each of the eligible employees. The ESOP does not provide for contributions by participating employees. Employees will vest in contributions made to the ESOP based upon their years of service with the Company. A year of service is an ESOP plan year during which an employee has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participating employee will be fully vested after five years of service. Distributions from the ESOP will not be made to employees during employment. However, upon termination of employment with the Company, each employee will be entitled to receive the vested portion of his or her account balance.

      The initial Company contribution to the ESOP was made on June 22, 1995 and consisted of 137,340 shares of Common Stock, of which 27,468 shares relate to the plan year ended March 31, 1995 and 109,872 shares relate to the period from April 1, 1995 to December 31, 1995. The Company recognized compensation expense during the year ended March 31, 1996 of $721,000 related to its contribution to the ESOP.

(10)  CONCENTRATION OF CREDIT RISK

      The Company does not believe it is subject to any significant concentration of credit risk relating to trade receivables. At March 31, 1996, over 91% of the Company's trade receivables relate to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation or tickets sold by other airlines and used by passengers on Company flights. These receivables are short-term, generally being settled shortly after sale or in the month following ticket usage.

(11)  COMMITMENTS AND CONTINGENCIES

      The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect of the Company's financial position or results of operations.

FRONTIER AIRLINES, INC.

- -------------------------------------------------------------------------------

(12) SUBSEQUENT EVENTS

     On April 16, 1996, the Company sold 678,733 shares of its common stock, no par value, through a private placement to four institutional investors. Gross proceeds to the Company from the transactions were $3,000,000, of which the Company received net proceeds of $2,723,000.

     Subsequent to March 31, 1996 and through June 14, 1996, the Company was required to secure additional letter of credits totaling $2,087,000 in connection with credit card and travel agent cash sales transactions, thereby requiring an additional restriction on cash for the same amount.

     As discussed in note 7, subsequent to March 31, 1996, the Company notified the holders of 2,670,000 warrants to purchase the Company's common stock of the Company's intent to redeem the warrants at $.05 per warrant unless the warrants are exercised on or before June 28, 1996. As of June 14, 1996, 626,060 of the warrants had been exercised with net proceeds to the Company of $3,129,300.

     In May and June 1996 the Company entered into operating lease agreements to lease two Boeing 737-200 aircraft with lease terms expiring in the year 2001. These two aircraft were delivered to the Company and placed in scheduled service in June 1996. Lease deposits of $858,000 were paid by the Company in connection with the two leased aircraft.

     The Company has entered into an operating lease agreement to lease a new Boeing 737-300 aircraft with delivery expected in April 1997. This lease is for a period of eight years from date of delivery with three additional renewal periods at the option of the Company. Between June 1996 and February 1997, the Company is required to make security deposits with respect to this aircraft totaling $726,250.