Form 10QSB
period 1996-06-30
FRONTIER AIRLINES INC /CO/
filed 1996-08-13
CIK 921929

                                  FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


Commission file number: 0-4877


                            FRONTIER AIRLINES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

            Colorado                                        84-1256945
- --------------------------------                       ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporated or organization)                          Identification No.)


12015 E. 46th Avenue, Denver, CO                               80239
- ----------------------------------------               ---------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (303) 371-7400

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No__
    ---

          The number of shares of the Company's Common Stock outstanding as of August 2, 1996 is 8,765,506.

     Transitional Small Business Disclosure Format Yes:___; No: X
                                                                --

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
FRONTIER AIRLINES, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 1996
(UNAUDITED)

ASSETS

Current assets:
    Cash and cash equivalents                                 $  11,301,949
    Short-term investments                                        3,763,544
    Restricted investments                                        4,247,554
    Trade receivables                                             4,968,325
    Other receivables (note 2)                                    9,450,713
    Maintenance deposits                                          8,148,833
    Prepaid expenses and other assets                             3,553,510
    Inventories                                                     416,198
    Deferred lease expenses                                         133,200
    Note receivable - current poriton                                15,409
                                                              -------------
            Total current assets                                 45,999,235

Security, maintenance and other deposits                          4,214,875
Property and equipment, net                                       2,477,294
Note receivable - long-term portion                                  54,591
Deferred lease and other expenses                                   355,444
Restricted investments                                              107,795
                                                              -------------
                                                              $  53,209,234
                                                              =============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 1996
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                      $    3,848,746
    Air traffic liability                                     14,036,329
    Other accrued expenses                                     2,240,279
    Accrued maintenance expense                               10,446,495
    Current portion of obligations
     under capital leases                                         32,786
                                                           -------------
            Total current liabilities                         30,604,635

Accrued maintenance expense                                      393,863
Other accrued expenses                                            76,880
Obligations under capital leases,
 excluding current portion                                        83,595
                                                           -------------
            Total liabilities                                 31,158,973
                                                           -------------

Stockholders' equity
    Preferred stock, no par value,
     authorized 1,000,000 shares;
        none issued                                                    -
    Common stock, no par value, stated
     value of $.001 per share,
        authorized 20,000,000 shares;
        7,669,223 shares
        issued and outstanding                                     7,669
    Additional paid-in capital                                28,929,588
    Common stock subscriptions (note 2)                        5,480,913
    Accumulated deficit                                      (12,367,909)
                                                           -------------
            Total stockholders' equity                        22,050,261
                                                           -------------
                                                          $   53,209,234
                                                           =============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)


                                                                           1996           1995
                                                                      ----------------------------
Revenues:
    Passenger                                                        $  27,569,884   $  12,421,151
    Cargo                                                                  415,203         299,447
    Other                                                                  161,961         167,600
                                                                      ------------    ------------

            Total revenues                                              28,147,048      12,888,198
                                                                      ------------    ------------

Operating expenses:
    Flight operations                                                   10,502,604       5,135,833
    Aircraft and traffic servicing                                       5,853,791       3,852,234
    Maintenance                                                          4,288,575       2,623,817
    Promotion and sales                                                  5,055,123       2,395,612
    General and administrative                                           1,108,921         813,009
    Depreciation and amortization                                          200,254         126,768
                                                                      ------------    ------------

            Total operating expenses                                    27,009,268      14,947,273
                                                                      ------------    ------------

            Operating income (loss)                                      1,137,780      (2,059,075)
                                                                      ------------    ------------

Nonoperating income:
    Interest income                                                        218,608         108,494
    Other, net                                                             (19,978)         94,253
                                                                      ------------    ------------

            Total nonoperating income, net                                 198,630         202,747
                                                                      ------------    ------------

Net income (loss)                                                    $   1,336,410   $  (1,856,328)
                                                                      ============    ============

Income (loss) per common share and share equivalent (note 1)         $        0.15   $       (0.52)
                                                                      ============    ============

Weighted average number of common shares
    and common share equivalents outstanding (note 1)                    8,865,968       3,580,640
                                                                      ============    ============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)


                                                                                         1996           1995
                                                                                    ----------------------------
Cash flows from operating activities:
    Net income (loss)                                                               $  1,336,410   $  (1,856,328)
    Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
            Employee stock ownership plan compensation expense                           124,998         336,476
            Depreciation and amortization                                                233,554         126,768
            Changes in operating assets and liabilities:
                Restricted investments                                                (2,138,758)       (265,902)
                Trade receivables                                                        903,833         516,777
                Security, maintenance and other deposits                              (3,089,443)       (448,608)
                Prepaid expenses and other assets                                       (607,723)       (216,428)
                Inventories                                                              152,978         140,133
                Accounts payable                                                        (553,716)        239,053
                Air traffic liability                                                  2,835,769          72,551
                Other accrued expenses                                                   197,155        (853,732)
                Accrued maintenance expense                                            2,306,323       1,326,298
                                                                                    ------------    ------------
                     Net cash provided (used) in operating activities                  1,701,380        (882,942)
                                                                                    ------------    ------------

Cash flows from investing activities:
    Increase in short-term investments                                                (2,595,344)              -
    Acquisition of property and equipment                                               (694,488)       (204,266)
                                                                                    ------------    ------------
                    Net cash used in investing activities                             (3,289,832)       (204,266)
                                                                                    ------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants                            6,562,118               -
    Deferred offering costs                                                                9,756         (51,020)
    Proceeds from short-term borrowings                                                        -         101,496
    Principal payments on short-term borrowings                                          (10,441)              -
    Principal payments on obligations under capital leases                               (30,286)         (8,233)
                                                                                    ------------    ------------
                    Net cash provided by financing activities                          6,531,147          42,243
                                                                                    ------------    ------------

                    Net increase in cash and cash equivalents                          4,942,695      (1,044,965)

Cash and cash equivalents, beginning of period                                         6,359,254       3,834,741
                                                                                    ------------    ------------

Cash and cash equivalents, end of period                                            $ 11,301,949   $   2,789,776
                                                                                    ============    ============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996


(1)  PER SHARE DATA

     Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Common stock equivalents have been excluded from the June 30, 1995 calculation as they are considered antidilutive. The number of weighted average shares outstanding includes common stock outstanding and dilutive common stock equivalents. Fully diluted earnings per share is not materially different than primary earnings per share and has not been presented.

(2)  REDEMPTION OF WARRANTS

     The Company issued 2,670,000 warrants to purchase common stock in conjunction with a private placement and its initial public offering. Each warrant entitled the warrant holder to purchase one share of common stock for $5.00. These warrants were subject to redemption at $.05 per warrant by the Company on 45 written days notice if certain conditions were met. The Company met these conditions and on May 14, 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996.

     Substantially all of the warrants were exercised in connection with the notice of intent to redeem summarized as follows:

                                                           Number         Proceeds
                                                          of Shares      to Company
                                                          -----------    ------------
     Proceeds received prior to June 30, 1996                 775,835     $3,878,000

     Proceeds received by transfer agent as of
      June 30, 1996, reflected as other receivables
      at June 30, 1996 and received in July 1996              794,015      3,969,800

                                                          -----------    ------------

           Subtotal                                         1,569,850      7,847,800

     Subscribed as of June 30, 1996, proceeds received
       in July 1996                                         1,096,283      5,480,913
                                                          -----------    ------------

           Total                                            2,666,133    $13,328,713
                                                          ===========    ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company was incorporated in February 1994 and began flight operations on July 5, 1994 with two leased Boeing 737-200 jet aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. Since that time, the Company has increased the number of markets it serves and the number of flights offered. The Company placed three additional Boeing 737-200 aircraft in service in 1994 and operated a total of five aircraft through October 1995. In October 1995, the Company leased two Boeing 737-300 aircraft which were placed in service during November 1995 in conjunction with adding four new, high volume routes linking Denver to Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah. The Company significantly rescheduled its flights in 1995 through the elimination of six lesser traveled regional markets and the addition of Omaha, Nebraska, Las Vegas, Nevada, Chicago (Midway), Illinois and Phoenix, Arizona to its schedule. Flights to Seattle/Tacoma commenced on May 1, 1996, and flights to San Diego, California and St. Louis, Missouri commenced on June 1, 1996 in conjunction with the addition of two more Boeing 737-200 jets to the Company's fleet. Effective September 11, 1996, the Company is eliminating its Bismarck and Fargo, North Dakota destinations. After September 11, 1996, the Company's nine leased jet aircraft will serve 13 cities from its base of operations at Denver International Airport ("DIA").

          The Company has agreed to lease an additional Boeing 737-300 in April 1997, at which time it plans to add one or more new cities to its route system. Pending future aircraft availability, the Company plans to lease additional jets in the 737 series for possible deliveries in the second half of 1996 and in 1997, which would permit the Company to further expand its lines of service. Commercial aviation demand for used Boeing 737 aircraft has increased significantly in the past year and aircraft supplies are limited.

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

          After entering its first markets in July 1994, the Company encountered difficulty in attracting connecting traffic because United Airlines, Denver's dominant carrier, chose not to enter into interline agreements with the Company. The Company's ability to attract connecting traffic was further inhibited by the substantial reduction in service of Continental Airlines at Denver. As a result, the Company modified its strategy to develop its own connecting hub at Denver. The Company modified and expanded its route structure to routes that are more dependent on local traffic and less dependent on connecting traffic.

          The Company further modified and expanded its operations beginning in September 1995 to emphasize higher volume markets, operated seven aircraft for the first two months of the quarter ended June 30, 1996, and added two additional aircraft in June 1996. The Company operated five aircraft during the quarter ended June 30, 1995. Therefore, the Company's results of operations for the quarters ended June 30, 1995 and 1996 are not necessarily comparable or indicative of future operating results.

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

RESULTS OF OPERATIONS

          The Company had net income of $1,336,000 or $.15 per fully diluted share for the quarter ended June 30, 1996 as compared to a net loss of $1,856,000 or $.52 per share, for the quarter ended June 30, 1995. Management believes that the profitability of the quarter ended June 30, 1996 is largely due to the change in its business strategy to provide service to higher volume markets, the increase in the number of aircraft in service and higher aircraft utilization. During the quarter ended June 30, 1995, the Company was serving six of its original regional markets. During the quarter ended June 30, 1996, the Company was serving only two of its original regional markets.


          The following table sets forth certain quarterly financial and operating data regarding the Company for the last fifteen months of operations ended June 30, 1996.

                     SELECTED FINANCIAL AND OPERATING DATA

                                    JUNE 30, 1995     SEPTEMBER 30, 1995     DECEMBER 31,1995     MARCH 31, 1996     JUNE 30, 1996
                                    -------------     ------------------     ----------------     --------------     -------------
Passenger revenue                    $12,421,000          $13,725,000          $16,831,000          $25,553,000      $27,570,000
Revenue passengers carried               130,000              159,000              202,000              267,000          271,000
Revenue passenger miles (RPMs)(1)     71,721,000           88,372,000          136,454,000          183,340,000      190,541,000
Available seat miles (ASMs)(2)       160,837,000          160,244,000          226,106,000          296,974,000      313,216,000
Passenger load factor(3)                    44.5%                55.2%                60.4%                61.7%            60.8%
Break-even load factor(4)                   52.0%                59.3%                73.6%                59.7%            58.3%
Block hours(5)                             4,223                4,170                5,426                6,964            7,297
Average daily block hour
  utilization(6)                            9.28                 9.18                10.33                10.93            11.46
Yield per RPM(7)                           17.32(c)             15.53(c)             12.33(c)             13.94(c)         14.47(c)
Yield per ASM(8)                            7.72(c)              8.57(c)              7.44(c)              8.60(c)          8.80(c)
Expense per ASM                             9.29(c)              9.53(c)              9.24(c)              8.48(c)          8.62(c)
Passenger revenue per block hour       $2,941.27            $3,291.47            $3,102.90            $3,669.30        $3,778.27
Average fare(9)                              $96                  $85                  $80                  $93              $98
Average aircraft in service                  5.0                  4.9                  5.7                  7.0              7.3

Operating income (loss)              ($2,059,000)         ($1,020,000)         ($3,687,000)            $833,000       $1,138,000
Net income (loss)                    ($1,857,000)           ($986,000)         ($3,555,000)            $816,000       $1,336,000

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

          The following table provides information regarding the Company's operating revenues and expenses for the quarter ended June 30, 1995.

                                                              REVENUE/       YIELD/     YIELD/
                                    AMOUNT       PERCENT       BLOCK HOUR       ASM        RPM
                                -------------  -----------   --------------   --------  ----------
REVENUES
Passenger                        $12,421,000        96.4%        $2,941.27       7.72(c)    17.32(c)
Cargo                               $299,000         2.3%           $70.80       0.19(c)     0.42(c)
Other                               $168,000         1.3%           $39.79       0.10(c)     0.23(c)
                                -------------  -----------   --------------   --------  -----------
  Total operating revenues       $12,888,000        100.0%       $3,051.86       8.01(c)    17.97(c)
                                =============  ===========   ==============   ========= ===========

                                                       PERCENT
                                                         OF          EXPENSE/      EXPENSE/
                                         AMOUNT        REVENUE      BLOCK HOUR      ASM
                                      ------------   -----------  -------------- -----------
EXPENSES
Flight operations                       $5,136,000        39.8%      $1,216.20      3.19(c)
Aircraft and traffic servicing          $3,852,000        29.9%        $912.15      2.39(c)
Maintenance                             $2,624,000        20.4%        $621.36      1.63(c)
Promotion and sales                     $2,395,000        18.6%        $567.13      1.49(c)
General and administrative                $813,000         6.3%        $192.52      0.51(c)
Depreciation and amortization             $127,000         1.0%         $30.07      0.08(c)
                                      -------------   ----------  -------------  -----------
                                       $14,947,000       116.0%      $3,539.43      9.29(c)
                                      =============   ==========  =============  ===========

       The following table provides information regarding the Company's operating revenues and expenses for the quarter ended June 30, 1996.

                                                              REVENUE/       YIELD/     YIELD/
                                    AMOUNT       PERCENT       BLOCK HOUR       ASM        RPM
                                -------------  -----------   --------------   --------  ----------
REVENUES
Passenger                         $27,570,000        98.0%       $3,778.27     8.80(c)     14.47(c)
Cargo                                $415,000         1.5%          $56.87     0.13(c)      0.22(c)
Other                                $162,000         0.6%          $22.20     0.05(c)      0.09(c)
                                -------------  -----------   --------------   --------- -----------
  Total operating revenues        $28,147,000       100.0%       $3,857.34     8.98(c)     14.78(c)
                                =============  ===========   ==============   ========= ===========

                                                       PERCENT
                                                         OF          EXPENSE/       EXPENSE/
                                         AMOUNT        REVENUE      BLOCK HOUR       ASM
                                      ------------   -----------  --------------  -----------
EXPENSES
Flight operations                      $10,503,000         37.3%     $1,439.36         3.35(c)
Aircraft and traffic servicing          $5,854,000         20.8%       $802.25         1.87(c)
Maintenance                             $4,288,000         15.2%       $587.63         1.38(c)
Promotion and sales                     $5,055,000         18.0%       $692.75         1.61(c)
General and administrative              $1,109,000          3.9%       $151.98         0.35(c)
Depreciation and amortization             $200,000          0.7%        $27.41         0.06(c)
                                     -------------   -----------  -------------   ------------
                                       $27,009,000         95.9%     $3,701.38         8.62(c)
                                     =============   ===========  =============   ============

REVENUES

     General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as anticipated market penetration is achieved. During the quarter ended June 30, 1996, the Company commenced service to Seattle-Tacoma, Washington on May 1, 1996 and San Diego, California and St. Louis, Missouri on June 1, 1996.

     The Company's results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. The Company's average fare for the quarter ended June 30, 1996 of $98 was slightly higher than the average fare of $96 for the quarter ended June 30, 1995 largely as a result of the Company's new yield management system and the expiration of a 10% excise tax on air transportation which occurred effective December 31, 1995 offset slightly by lower introductory fares to its new markets. Management believes that the excise tax or some other type of consumer paid tax will be likely in the future and may be as high as 10% of the fare. Given the elasticity of passenger demand, increases in fares may result in a decrease in passenger demand. To maintain passenger traffic in the face of an excise tax increase may, therefore, require some downward adjustment in net fares realized by the Company. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. Passenger revenues are seasonal in each market. The Company expects the March quarter to be its weakest with the September quarter to be its strongest.

     Passenger Revenue. Passenger revenues totaled $27,570,000 for the quarter ended June 30, 1996 compared to $12,421,000 for the quarter ended June 30, 1995, or an increase of 122%. The number of revenue passengers carried was 271,000 for the quarter ended June 30, 1996 compared to 130,000 for the quarter ended June 30, 1995 or an increase of 108.5%. The Company had 7.3 aircraft in service during the quarter ended June 30, 1996 compared to 5.0 aircraft during the quarter ended June 30, 1995 for an increase in ASMs of 152,379,000 or 94.7%.

     An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended June 30, 1996, the Company's break-even load factor was 58.3% compared to a passenger load factor of 60.8%. For the quarter ended June 30, 1995, the Company's break-even load factor was 52.0% compared to a passenger load factor of 44.5%. The Company's low load factors during the quarter ended June 30, 1995 reflect the start-up nature of the airline, the difficulties the Company encountered in entering the connecting traffic market at Denver, the modification to the Company's initial strategy to create its own hub at Denver and to enter higher volume markets, and public reaction to higher fares necessary to cover the increased costs of the new Denver International Airport.

     The Company's load factor in the quarter ended June 30, 1996 reflects the result of the Company's change in business strategy to provide service to higher volume markets. Management believes that its load factor for the quarter may have been adversely affected by the public's initial reaction to an airline accident which occurred on May 11, 1996 in which an Atlanta-based low fare carrier's aircraft was destroyed and all passengers and crew were killed.

     Cargo revenues, consisting of revenues from freight and mail service, totaled $415,000 and $299,000 for the quarters ended June 30, 1996 and 1995, representing 1.5% and 2.3% of total operating revenues, respectively. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

     Other revenues, comprised principally of liquor sales and excess baggage fees, totaled $162,000 and $168,000 for the quarters ended June 30, 1996 and 1995, respectively, and represented approximately one percent of total operating revenues for both periods.

OPERATING EXPENSES

     Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. In general, operating expenses declined as a percentage of revenue during the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 because of the 122% increase in revenue in the 1996 quarter.

     Flight Operations. Flight operations expenses of $10,503,000 and $5,136,000 were 37.3% and 39.8% of total revenue for the quarters ended June 30, 1996 and 1995, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

     Aircraft fuel expenses include both the direct cost of fuel as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $4,586,000 for 5,803,000 gallons used and $2,277,000 for 3,413,000 gallons used resulted in an average fuel cost of 79.03c and 66.72c per gallon for the quarters ended June 30, 1996 and 1995, respectively. The average fuel cost per gallon increased for the quarter ended June 30, 1996 over the comparable prior period due to an overall increase in the cost of fuel and loss of the fuel tax exemption. In August 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3 cents per gallon. Airlines were exempt from this tax increase until October 1, 1995. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the quarters ended June 30, 1996 and 1995 averaged 795 and 808 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of the addition of more fuel efficient aircraft and an increase in the average length of haul.

     Aircraft lease and insurance expenses, including passenger liability insurance, totaled $3,060,000 and $1,379,000 for the quarters ended June 30, 1996 and 1995, respectively, or an increase of 122%. The increase is attributable to the increase in the number of aircraft in service and generally higher lease expenses on more recent aircraft fleet additions.

     Pilot and flight attendant compensation totaled $1,530,000 and $734,000 for the quarters ended June 30, 1996 and 1995, respectively, or an increase of 108%. Pilot and flight attendant compensation increased as a result of a 46% increase in the average number of aircraft in service and an increase of 73% in block hours. The Company added two aircraft to its fleet on June 1, 1996. The Company pays pilot and flight attendant salaries and wages for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the quarter ended June 30, 1996 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception. Higher aircraft utilization produces a more favorable cost per block hour or per ASM, and the Company benefited from an increase in aircraft utilization during the quarter ended June 30, 1996. Average utilization in the quarter ended June 30, 1996 was
11.5 block hours per day per aircraft, compared with the comparable prior period of 9.28 block hours per day per aircraft.

     Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $5,854,000 and $3,852,000 for the quarters ended June 30, 1996 and 1995, respectively, and represented 20.8% and 29.9% of total revenue. These include all expenses incurred at the airports as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the quarter ended June 30, 1996 over the quarter ended June 30, 1995 as a result of the Company's rental costs (in particular, the gate rentals at DIA) which are largely fixed costs, remaining relatively constant as compared to the increase in revenue. Additionally, the Company began its own "above wing" operations at DIA (including passenger check-in at ticket counters, concourse gate operations, cabin cleaning and baggage services) effective April 1, 1996 and at Los Angeles International Airport in June 1996 rather than contracting these services through a third party supplier. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

     Maintenance. Maintenance expenses of $4,288,000 and $2,624,000 were 15.2% and 20.4% of total revenue for the quarters ended June 30, 1996 and 1995, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $588 and $621 per block hour for the quarters ended June 30, 1996 and 1995, respectively. The decrease in the expense per block hour is generally lower on the more recent aircraft additions.

     Promotion and Sales. Promotion and sales expenses totaled $5,055,000 and $2,395,000 and were 18.3% and 19.3% of passenger revenue for the quarters ended June 30, 1996 and 1995, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expense per passenger for the year was $18.65 and $18.42 for the quarters ended June 30, 1996 and 1995, respectively. Promotion and sales expenses increased over the prior comparable period because of expenses required to familiarize the public with the Company's three new markets entered during the quarter ended June 30, 1996. The Company did not enter any new markets during the three months ended June 30, 1995. Additionally, the Company operated in larger cities during the quarter ended June 30, 1996 where advertising costs are higher than in the smaller regional markets that dominated the Company's route system during the quarter ended June 30, 1995.

     General and Administrative. General and administrative expenses for the quarters ended June 30, 1996 and 1995 totaling $1,109,000 and $813,000 were 3.9% and 6.3% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous
expenses are also included in this category.   The increase in general and
administrative expenses is largely a result of an increase in employee benefits and office rent as a result of an increase in the number of full and part-time employees from 389 in June 1995 to 621 in June 1996 and an increase in revenue accounting fees.

     Depreciation and Amortization. Depreciation and amortization expense of $200,000 and $127,000 and were less than one percent of total revenue for the quarters ended June 30, 1996 and 1995, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

     Expenses per ASM. The Company's expenses per ASM for the quarters ended June 30, 1996 and 1995 were 8.62c and 9.29c, respectively, or a decrease of 7.2%. Increased service, as evidenced by a 94.7% increase in ASMs, and additional aircraft contributed to economies of scale as the fixed costs associated with the airline were spread across a larger base of operation.

     Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on five of its 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet reflected cash, cash equivalents and short-term investments of $15,065,000 at June 30, 1996. At June 30, 1996, total current assets were $45,999,000 as compared to $30,605,000 of total current liabilities, resulting in working capital of $15,395,000. At March 31, 1996, total current assets were $25,797,000 and total current liabilities were $25,844,000, resulting in a working capital deficit of $47,000.

     Cash provided by operating activities for the quarter ended June 30, 1996 was $1,701,000. This is attributed primarily to the Company's net income for the period, decreases in trade receivables, increases in air traffic liability, other accrued expenses, and accrued maintenance expenses, offset by increases in restricted investments to secure credit card transactions, deposits for security, maintenance and other deposits and a decrease in accounts payable.

     Cash used in investing activities for the quarter ended June 30, 1996 was $3,290,000, which included additional capital expenditures for the Boeing 737-300s and the two additional Boeing 737-200s leased during the quarter ended June 30, 1996, spare parts, ground equipment, computer equipment, and leasehold improvements. The Company invested $2,595,000 in short-term investments comprised of government backed agencies with maturities of one year or less.

     Cash provided by financing activities for the three months ended June 30, 1996 was $6,531,000. In April 1996, the Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,723,000. In May 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. As of June 30, 1996, the Company received net proceeds from the exercise of these warrants of approximately $3,878,000 and approximately $9,451,000 was received in July 1996. In total the Company received net proceeds of approximately $13,290,000 from the exercise of these warrants. The Company currently has no lines of credit.

     Five of the Company's Boeing 737-200 aircraft are leased under operating leases which expire in the year 1997. The leases provide for up to two two-year renewal terms with no increase in basic rent. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $7,240,000 respectively, at June 30, 1996.

     The Company leased two Boeing 737-300 aircraft under operating leases in November 1995 which expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits totaled $1,505,000 and $1,255,000, respectively, at June 30, 1996. These aircraft are compliant with Federal Aviation Administration ("FAA") Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at a purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

     In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in the year 2001. The Company was required to make security deposits totaling $858,000. Commencing July 1996 the Company is required to make deposits for maintenance for these leased aircraft. These aircraft will be "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants to purchase 70,000 shares each of the Company's common stock at a purchase price of $503,300 per warrant.

     In June 1996, the Company entered into a lease for a new Boeing 737-300 which is scheduled for delivery in April 1997. The lease term for this aircraft is eight years from date of delivery with three additional one year renewal terms at the Company's option. Between June 1996 and February 1997, the Company is required to make security deposits with respect to this aircraft totaling $726,250.

     Management is continuing to take steps designed to improve the Company's operating performance. Effective September 11, 1996, the Company is eliminating its Bismarck and Fargo, North Dakota destinations due to the unprofitability of these routes. The aircraft used to serve these destinations will be redeployed to more heavily traveled routes elsewhere on Frontier's route system.

     The Company is exploring various means to reduce expenses. These include use of a ticketless reservations system, a reduction in credit card fees, and an in-house revenue accounting system. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own "above wing" operations rather than continuing to contract out these services. The Company commenced performing such operations at DIA in April 1996 and at Los Angeles International Airport in June 1996. Effective in July 1996 and August 1996, a changeover to the Company's handling of these activities was completed at Chicago/Midway and Seattle. In October 1996, the Company will begin its own passenger service and ground handling operation in El Paso, Texas.

     Continental Airlines currently provides aircraft maintenance services for the Company at Denver. Continental has advised the Company that it will discontinue this service effective approximately mid-September 1996. It is the Company's intention to hire and utilize its own aircraft mechanics to perform this work at Denver. The Company is reviewing various alternatives for aircraft hangar space in which to perform this work, including the possibility of subleasing a portion of Continental's hangar at DIA. The performance of this work by the Company, together with the cost of leasing adequate hangar space, is expected to cause the Company's maintenance costs to increase over the costs it incurs under the current Continental maintenance agreement.

     The Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected.

     The Company's goal is to lease a number of additional aircraft to serve additional cities from Denver. The Company believes that such a route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. The proceeds from the private placement completed in April 1996 and the exercise of the warrants in June 1996 have provided additional working capital for the Company and, subject to aircraft availability, will enable it to further expand its operations through the leasing of additional aircraft. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in its new markets and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business and the competitiveness of the airline industry, which often requires quick reaction by management to changes in market conditions, the Company may require additional capital to maintain or further expand its business notwithstanding the significant improvement in its capital position during the quarter ended June 30, 1996.

                          PART II. OTHER INFORMATION

Items 1 - 5:   Not applicable

Item 6:        Exhibits and Reports on Form 8-K
               --------------------------------

          (a)  Exhibits:

Exhibit
Numbers   Description of Exhibits
- -------   -----------------------

  27.1    Financial Data Schedule. (4)

          (b)  Reports on Form 8-K

          On April 16, 1996, the Company filed a Form 8-K reporting the closing of a private placement of 678,733 shares of its common stock.