Form 10QSB
period 1996-09-30
FRONTIER AIRLINES INC /CO/
filed 1996-11-13
CIK 921929

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


Commission file number:  0-4877


                            FRONTIER AIRLINES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                          84-1256945
-----------------------------                           -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporated or organization)                           Identification No.)



12015 E. 46th Avenue, Denver, CO                              80239
----------------------------------------                ------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code:  (303) 371-7400

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No__
    ---

     The number of shares of the Company's Common Stock outstanding as of November 12, 1996 is 8,765,506.

  Transitional Small Business Disclosure Format Yes:  X; No: __
                                                     ---

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
FRONTIER AIRLINES, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 1996
(UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                $   9,933,264
    Short-term investments                       9,729,922
    Restricted investments                       4,265,474
    Trade receivables                            4,012,801
    Maintenance deposits                        10,056,361
    Prepaid expenses and other assets            3,599,968
    Inventories                                    850,721
    Deferred lease expenses                        279,570
    Note receivable - current portion               20,198
                                              ------------
            Total current assets                42,748,279

Security, maintenance and other deposits         4,981,549
Property and equipment, net                      2,750,860
Note receivable - long-term portion                 49,802
Deferred lease expenses                            862,659
Restricted investments                             117,878
                                              ------------
                                             $  51,511,027
                                              ============

                                                (continued)

FRONTIER AIRLINES, INC.
CONDENSED BALANCE SHEET, CONTINUED
SEPTEMBER 30, 1996
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                         $    3,944,299
    Air traffic liability                        10,550,448
    Other accrued expenses                        3,035,995
    Accrued maintenance expense                  12,440,998
    Note payable                                     58,273
    Current portion of obligations
     under capital leases                            33,730
                                              -------------
            Total current liabilities            30,063,743

Accrued maintenance expense                         522,861
Other accrued expenses                               16,897
Obligations under capital leases,
 excluding current portion                           74,801
                                              -------------
            Total liabilities                    30,678,302
                                              -------------

Stockholders' equity
    Preferred stock, no par value,
     authorized 1,000,000 shares;
        none issued and outstanding                       -
    Common stock, no par value, stated
     value of $.001 per share,
        authorized 20,000,000 shares;
         8,765,506 shares issued and
        outstanding                                   8,766
    Additional paid-in capital                   35,131,075
    Unearned ESOP shares                            249,996
    Accumulated deficit                         (14,557,112)
                                              -------------
            Total stockholders' equity           20,832,725
                                              -------------
                                             $   51,511,027
                                              =============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)

                                                   1996            1995
                                          -----------------------------
Revenues:
    Passenger                             $  57,087,620   $  26,144,643
    Cargo                                       815,880         570,585
    Other                                       338,440         415,198
                                           ------------    ------------

            Total revenues                   58,241,940      27,130,426
                                           ------------    ------------

Operating expenses:
    Flight operations                        23,841,024      10,349,896
    Aircraft and traffic servicing           12,702,601       7,483,113
    Maintenance                              10,147,361       5,065,746
    Promotion and sales                      10,248,298       5,403,792
    General and administrative                2,215,908       1,661,528
    Depreciation and amortization               495,311         253,535
                                           ------------    ------------

            Total operating expenses         59,650,503      30,217,610
                                           ------------    ------------

            Operating loss                   (1,408,563)     (3,087,184)
                                           ------------    ------------

Nonoperating income:
    Interest income                             592,494         168,589
    Other, net                                  (36,725)         75,966
                                           ------------    ------------

            Total nonoperating income,          555,769         244,555
             net
                                           ------------    ------------

Net loss                                  $    (852,794)  $  (2,842,629)
                                           ============    ============

Loss per common share                     $       (0.11)  $       (0.78)
                                           ============    ============

Weighted average shares outstanding           7,481,073       3,659,329
                                           ============    ============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)

                                                      1996            1995
                                                -----------------------------
Cash flows from operating activities:
    Net income                                  $    (852,794)  $  (2,842,629)
    Adjustments to reconcile net loss
     to net cash
        used by operating activities:
            Employee stock option plan
             compensation expense                     249,996         528,738
            Issuance of compensatory
             comnmon stock options                          -          60,500
            Depreciation and
             amortization                             606,632         253,535
            Loss on sale of equipment                   4,591          20,000
            Changes in operating assets
             and liabilities:
                Restricted investments             (2,166,761)       (460,386)
                Trade receivables                   1,859,357         652,715
                Security and other
                 deposits                          (5,763,645)     (2,413,178)
                Prepaid expenses and
                 other assets                        (654,181)       (753,892)
                Inventories                          (281,545)        143,910
                Accounts payable                     (458,163)       (779,706)
                Air traffic liability                (650,112)      1,333,555
                Other accrued expenses              1,057,886        (925,770)
                Accrued maintenance
                 expense                            4,429,824       2,472,191
                                                 ------------    ------------
                     Net cash used by
                      operating
                      activities                   (2,618,915)     (2,710,417)
                                                 ------------    ------------

Cash flows used by investing activities:
    Increase in short-term investments             (8,561,722)              -
    Acquisition of property and
     equipment                                     (1,257,702)       (260,149)
    Proceeds from sale of property and
     equipment                                              -          19,745
                                                 ------------    ------------
                     Net cash used in
                      investing
                      activities                   (9,819,424)       (240,404)
                                                 ------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of
     common stock                                  16,002,652       6,309,385
    Short-term borrowings                              95,911         101,496
    Principal payments on short-term
     borrowings                                       (48,079)        (29,800)
    Principal payments on obligations
     under capital leases                             (38,136)        (16,698)
                                                 ------------    ------------
                    Net cash provided
                     by financing
                     activities                    16,012,348       6,364,383
                                                 ------------    ------------

                    Net increase in
                     cash and cash
                     equivalents                    3,574,009       3,413,562

Cash and cash equivalents, beginning of
 period                                             6,359,254       3,834,741
                                                 ------------    ------------

Cash and cash equivalents, end of period        $   9,933,263   $   7,248,303
                                                 ============    ============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the audited financial statements and notes thereto for the year ended March 31, 1996 contained in the Form 10-KSB for the fiscal year ended March 31, 1996.

(2)  REDEMPTION OF WARRANTS

     The Company issued 2,670,000 warrants to purchase common stock in conjunction with a private placement and its initial public offering. Each warrant entitled the warrant holder to purchase one share of common stock for $5.00. These warrants were subject to redemption at $.05 per warrant by the Company on 45 days written notice if certain conditions were met. The Company met these conditions and on May 14, 1996 the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. As a result, warrant holders exercised 2,666,133 warrants, the Company issued a like number of shares of common stock and received net proceeds of approximately $13,280,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was incorporated in February 1994 and began flight operations on July 5, 1994 with two leased Boeing 737-200 jet aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. Since that time, the Company has increased the number of markets it serves and the number of flights offered. The Company placed three additional Boeing 737-200 aircraft in service in 1994 and operated a total of five aircraft through October 1995. In October 1995, the Company leased two Boeing 737-300 aircraft which were placed in service during November 1995 in conjunction with adding four new, high volume routes linking Denver to Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah. The Company significantly rescheduled its flights in 1995 through the elimination of six lesser traveled regional markets and the addition of Omaha, Nebraska, Las Vegas, Nevada, Chicago (Midway), Illinois and Phoenix, Arizona to its schedule. Flights to Seattle/Tacoma commenced on May 1, 1996, and flights to San Diego, California and St. Louis, Missouri commenced on June 1, 1996 in conjunction with the addition of two more Boeing 737-200 jets to the Company's fleet. Effective September 11, 1996, the Company eliminated its Bismarck and Fargo, North Dakota destinations. Since September 11, 1996, the Company's nine leased jet aircraft have been serving 13 cities from its base of operations at Denver International Airport ("DIA").

     In November 1996, the Company took delivery of an additional Boeing 737-300 which will be available for passenger service in December 1996. When this aircraft becomes available for service, the Company will rotate each of its remaining aircraft through scheduled maintenance checks in December 1996 and January 1997. All ten aircraft are expected to be available for scheduled service following completion of the maintenance cycles in mid-February 1997.

     The Company has agreed to lease two additional new Boeing 737-300s in April and August 1997, which will permit it to add approximately two new cities to its route system. Pending future aircraft availability, the Company plans to lease additional jets in the 737 series for possible deliveries in 1997, which would permit the Company to further expand its lines of service. The demand for used Boeing 737 aircraft has increased significantly in the past year and aircraft supplies are limited.

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

     The Company further modified and expanded its operations beginning in September 1995 to emphasize higher volume markets, operated seven aircraft for the first two months of the quarter ended June 30, 1996, and added two additional aircraft in June 1996. The Company operated five aircraft during the six months ended September 30, 1995. Therefore, the Company's results of operations for the months ended September 30, 1995 and 1996 are not necessarily comparable or indicative of future operating results.

     Effective in September 1996, the Company began performing scheduled maintenance on its aircraft using its own mechanics, with the exception of major maintenance cycles which continue to be performed by a third party.

     This report contains forward-looking statements that describe the Company's business and prospects and the expectations of the Company and management.
These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors such as the Company's commencement of "above wing" operations at several airports and assumption of maintenance operations at DIA; general economic factors and behavior of the fare-paying public and the federal government, such as the crash in May 1996 of another low-fare carrier's aircraft that resulted in a federal investigation of the carrier, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase the Company's operating costs or otherwise adversely affect the Company; actions of competing airlines such as United Airlines' recent announcement of commencement of its United "Shuttle" operation in Denver and pricing actions of competitors; the current limited supply of Boeing 737 aircraft and the higher lease costs associated with such aircraft, which inhibits the Company's ability to achieve operating economies and implement its business strategy; and reinstatement of the 10% excise tax on air transportation and increasing aviation fuel prices. Because the Company's business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues and low profit margins, small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results.

RESULTS OF OPERATIONS

The Company incurred a net loss of $853,000 or $.11 per share for the six months ended September 30, 1996 as compared to a net loss of $2,843,000 or $.78 per share, for the six months ended September 30, 1995. Management believes that the improvement in the operating results for the six months ended June 30, 1996 is largely due to the change in its business strategy to provide service to higher volume markets, the increase in the number of aircraft in service and higher aircraft utilization. During the six months ended September 30, 1995, the Company was serving six of its original regional markets. During the six months ended September 30, 1996, the Company continued to serve two of its original regional markets until September 11, 1996, when service to those markets was discontinued.

     The Company incurred an operating loss of $2,547,000 during the quarter ended September 30, 1996 following two profitable quarters with operating incomes of $833,000 and $1,138,000 for the three months ended March 31, 1996 and June 30, 1996, respectively. During the quarter ended September 30, 1996, the Company experienced higher fuel costs, short-term lease expenses for aircraft to replace its aircraft during scheduled maintenance cycles, increased competition that drove down its average fare, increased maintenance expenses as it commenced in-house maintenance operations in September 1996, and the return of the 10% passenger excise tax on August 27, 1996.

     The following table sets forth certain quarterly financial and operating data regarding the Company for the last fifteen months of operations ended September 30, 1996.

                                      SELECTED FINANCIAL AND OPERATING DATA

                                                                  QUARTER ENDED
                                  ----------------------------------------------------------------------------
                                    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,      JUNE 30,     SEPTEMBER 30,
                                    --------------  -------------  -------------  -------------  --------------
                                         1995           1995           1996           1996            1996
                                    --------------  -------------  -------------  -------------  --------------
Passenger revenue                    $ 13,725,000   $ 16,831,000   $ 25,553,000   $ 27,570,000    $ 29,518,000
Revenue passengers carried                159,000        202,000        267,000        271,000         308,000
Revenue passenger miles
  (RPMs)(1)                            88,372,000    136,454,000    183,340,000    190,541,000     220,982,000
Available seat miles
  (ASMs)(2)                           160,244,000    226,106,000    296,974,000    313,216,000     363,667,000
Passenger load factor(3)                     55.2%          60.4%          61.7%          60.8%           60.8%
Break-even load factor(4)                    59.3%          73.6%          59.7%          58.3%           66.0%
Block hours(5)                              4,170          5,426          6,964          7,297           8,414
Average daily block hour
  utilization(6)                             9.21          10.33          10.93          11.46           10.98
Yield per RPM(7)                           15.53c         12.33c         13.94c         14.47c          13.36c
Yield per ASM(8)                            8.57c          7.44c          8.60c          8.80c           8.12c
Expense per ASM                             9.53c          9.24c          8.48c          8.62c           8.98c
Passenger revenue per block hour     $   3,291.47   $   3,102.90   $   3,669.30   $   3,778.27    $   3,508.20
Average fare(9)                      $         85   $         80   $         93   $         98    $         92
Average aircraft in service                   4.9            5.7            7.0            7.3             8.3

Operating income (loss)               ($1,020,000)   ($3,687,000)  $    833,000   $  1,138,000     ($2,547,000)
Net income (loss)                       ($986,000)   ($3,555,000)  $    816,000   $  1,336,000     ($2,189,000)

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

     The following table provides information regarding the Company's operating revenues and expenses for the six months ended September 30, 1995.

                                                              REVENUE/      YIELD/     YIELD/
                                   AMOUNT        PERCENT     BLOCK HOUR      ASM        RPM
                                -------------   ---------  -------------  ---------  --------
REVENUES
Passenger                         $26,145,000       96.4%     $3,115.10       8.14c    16.33c
Cargo                             $   571,000        2.1%     $   68.03       0.18c     0.36c
Other                             $   416,000        1.5%     $   49.57       0.13c     0.26c
                                -------------   ---------  -------------  ---------  --------
  Total operating revenues        $27,132,000      100.0%     $3,232.69       8.45c    16.95c
                                =============   =========  =============  =========  ========

                                                 PERCENT
                                                   OF         EXPENSE/     EXPENSE/
                                    AMOUNT       REVENUE     BLOCK HOUR      ASM
                                -------------   ---------  -------------  ---------
EXPENSES
Flight operations                 $10,350,000       38.1%     $1,233.17       3.22c
Aircraft and traffic servicing    $ 7,483,000       27.6%     $  891.58       2.33c
Maintenance                       $ 5,066,000       18.7%     $  603.60       1.58c
Promotion and sales               $ 5,404,000       19.9%     $  643.87       1.68c
General and administrative        $ 1,662,000        6.1%     $  198.02       0.52c
Depreciation and amortization     $   253,000        0.9%     $   30.14       0.08c
                                -------------   ---------  -------------  ---------
                                  $30,218,000      111.4%     $3,600.38       9.41c
                                =============   =========  =============  =========

     The following table provides information regarding the Company's operating revenues and expenses for the six months ended September 30, 1996.

                                                              REVENUE/      YIELD/     YIELD/
                                    AMOUNT       PERCENT     BLOCK HOUR      ASM        RPM
                                -------------   ---------  -------------  ---------  --------
REVENUES
Passenger                         $57,088,000       98.0%     $3,633.63       8.43c    13.87c
Cargo                             $   816,000        1.4%     $   51.94       0.12c     0.20c
Other                             $   338,000        0.6%     $   21.51       0.05c     0.08c
                                -------------   ---------  -------------  ---------  --------
  Total operating revenues        $58,242,000      100.0%     $3,707.08       8.60c    14.15c
                                =============   =========  =============  =========  ========

                                                 PERCENT
                                                   OF         EXPENSE/     EXPENSE/
                                    AMOUNT       REVENUE     BLOCK HOUR      ASM
                                -------------   ---------  -------------  ---------
EXPENSES
Flight operations                 $23,841,000       40.9%     $1,517.47       3.52c
Aircraft and traffic servicing    $12,703,000       21.8%     $  808.54       1.88c
Maintenance                       $10,147,000       17.4%     $  645.85       1.50c
Promotion and sales               $10,248,000       17.6%     $  652.28       1.51c
General and administrative        $ 2,216,000        3.8%     $  141.05       0.33c
Depreciation and amortization     $   495,000        0.8%     $   31.51       0.07c
                                -------------   ---------  -------------  ---------
                                  $59,650,000      102.4%     $3,796.70       8.81c
                                =============   =========  =============  =========

REVENUES

     General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as anticipated market penetration is achieved. During the six months ended September 30, 1996, the Company commenced service to Seattle-Tacoma, Washington on May 1, 1996 and San Diego, California and St. Louis, Missouri on June 1, 1996.

     The Company's results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. The Company's average fare for the six months ended September 30, 1996 of $95 was slightly higher than the average fare of $90 for the six months ended June 30, 1995 largely as a result of the Company's new yield management system and the expiration of a 10% excise tax on air transportation which occurred effective December 31, 1995 offset slightly by lower introductory fares to its new markets. On August 27, 1996 the 10% excise tax on air transportation was reinstated through December 31, 1996. The decrease in the average fare of $98 for the three months ended June 30, 1996 to $92 for the three months ended September 30, 1996 was largely due to increased competition for traffic from other airlines in the Company's markets and partially a result of the reinstatement of the 10% excise tax. Management believes that the excise tax may expire for a short period during the first few months of 1997. However, some other type of consumer paid tax will be likely in the future which could exceed 10% of the fare. Given the elasticity of passenger demand, increases in fares and associated taxes may result in a decrease in passenger demand. To maintain passenger traffic if there is an excise tax increase, the Company may be required to adjust its net fares downward. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share.

     The Company had anticipated that the September quarter would be its strongest and the March quarter its weakest in terms of revenue. Passenger volumes and therefore revenues are seasonal due to highly competitive pricing in its markets. Revenue for the September 1996 quarter was lower than anticipated because the Company experienced lower fares during the September quarter due to highly competitive pricing in its markets. In addition, management believes that consumer demand for its service may have been higher during the first six months of the year as a result of passengers traveling before the excise tax was reinstated, which reduced traffic in the September quarter. Additionally, the Company found it necessary to decrease prices beginning in August to maintain passenger traffic because of the reinstatement of the excise tax and increased competitive pricing in its markets.

     Passenger Revenue. Passenger revenues totaled $57,088,000 for the six months ended September 30, 1996 compared to $26,145,000 for the six months ended September 30, 1995, or an increase of 118%. The number of revenue passengers carried was 308,000 for the six months ended September 30, 1996 compared to 289,000 for the six months ended September 30, 1995 or an increase of 107%. The Company had an average of 7.8 aircraft in service during the six months ended September 30, 1996 compared to an average of 5.0 aircraft during the six months ended September 30, 1995 for an increase in ASMs of 355,802,000 or 110.8%.

     An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the six months ended September 30, 1996, the Company's break-even load factor was 62.3% compared to a
passenger load factor of 60.8%.   For the six months ended September 30, 1995,
the Company's break-even load factor was 55.7% compared to a passenger load factor of 49.9%. The Company's low load factors during the six months ended September 30, 1995 reflect the start-up nature of the airline, the difficulties the Company encountered in entering the connecting traffic market at Denver, the modification to the Company's initial strategy to create its own hub at Denver and to enter higher volume markets, and public reaction to higher fares necessary to cover the increased costs of DIA.

     The Company's load factor in the six months ended September 30, 1996 reflects the result of the Company's change in business strategy to provide service to higher volume markets. Management believes that its load factor for the six months ended September 30, 1996 was affected by increased competitive fare pricing and by the public's initial reaction to two significant airline accidents which occurred during the six months ended September 30, 1996. One of the accidents was an Atlanta-based low fare carrier and the other was a major national airline where both aircraft were destroyed and all passengers and crew were killed.

     Cargo revenues, consisting of revenues from freight and mail service, totaled $816,000 and $571,000 for the six months ended September 30, 1996 and 1995, representing 1.4% and 2.1% of total operating revenues, respectively.
This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

     Other revenues, comprised principally of liquor sales and excess baggage fees, totaled $338,000 and $415,000 for the six months ended September 30, 1996 and 1995, respectively, and represented approximately one percent of total operating revenues for both periods.


OPERATING EXPENSES

     Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. In general, operating expenses declined as a percentage of revenue during the six months ended September 30, 1996 compared to the six months ended September 30, 1995 because of the 114.7% increase in revenue during the six months ended September 30, 1996.

     Flight Operations. Flight operations expenses of $23,841,000 and $10,350,000 were 40.9% and 38.1% of total revenue for the six months ended September 30, 1996 and 1995, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

     Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $10,034,000 for 12,610,000 gallons used and $4,662,000 for 6,843,000 gallons used resulted in an average fuel cost of 79.6c and 68.1c per gallon for the six months ended September 30, 1996 and 1995, respectively. The average fuel cost per gallon increased for the six months ended September 30, 1996 over the comparable prior period due to an overall increase in the cost of fuel and loss of the fuel tax exemption next discussed. In August 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3 cents per gallon. Airlines were exempt from this tax increase until October 1, 1995. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the six months ended September 30, 1996 and 1995 averaged 804 and 815 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of the addition of more fuel efficient aircraft and an increase in the average length of haul.

     Aircraft lease and insurance expenses, including passenger liability insurance but excluding wet-lease expenses, totaled $7,009,000 and $2,737,000 for the six months ended September 30, 1996 and 1995, respectively, or an increase of 156%. The increase is attributable to the increase in the number of aircraft in service and generally higher lease expenses on more recent aircraft fleet additions. In August 1996, the Company entered into short-term lease agreements in order to add a partial spare to its fleet to improve the Company's on-time performance and completion factors and to substitute for aircraft in the Company's fleet rotated out of service for scheduled maintenance. The final short term aircraft lease agreement terminates March 31, 1997 when the Company takes delivery of its eleventh aircraft. Total expenses associated with the short term lease agreements totaled $887,000 for the months of August and September 1996. The Company pays a premium for short-term lease agreements and does not anticipate continuing such agreements after March 1997.

     Pilot and flight attendant compensation totaled $3,231,000 and $1,581,000 for the six months ended September 30, 1996 and 1995, respectively, or an increase of 104%. Pilot and flight attendant compensation increased as a result of a

58% increase in the average number of aircraft in service and an increase of 87% in block hours. The Company added two leased aircraft to its fleet in June 1996. The Company pays pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the six months ended September 30, 1996 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception. Higher aircraft utilization produces a more favorable cost per block hour or per ASM, and the Company benefited from an increase in aircraft utilization during the six months ended September 30, 1996. Average utilization during the six months ended September 30, 1996 was 11.2 block hours per day per aircraft, compared with the comparable prior period of 9.2 block hours per day per aircraft.

     Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $12,703,000 and $7,483,000 for the six months ended September 30, 1996 and 1995, respectively, and represented 21.8% and 27.6% of total revenue. These include all expenses incurred at the airports as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the six months ended September 30, 1996 over the six months ended September 30, 1995 as a result of the Company's rental costs (in particular, the gate rentals at DIA) which are largely fixed costs, remaining relatively constant as compared to the increase in revenue. Additionally, the Company began its own "above wing" operations at DIA (including passenger check-in at ticket counters, concourse gate operations, cabin cleaning and baggage services) effective April 1996, at Los Angeles International Airport in June 1996, and Chicago (Midway) in July 1996 rather than contracting these services through a third party supplier. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

     Maintenance. Maintenance expenses of $10,147,000 and $5,066,000 were 17.4% and 18.7% of total revenue for the six months ended September 30, 1996 and 1995, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $647 and $604 per block hour for the six months ended September 30, 1996 and 1995, respectively. Continental Airlines had been providing routine aircraft maintenance services for the Company at Denver. Continental discontinued this service in mid-September 1996. As a result of the discontinued service, the Company hired its own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by the Company, together with the cost of leasing adequate hangar space, increased the Company's maintenance cost per block hour. Management believes that these costs will normalize as it adds additional aircraft to its fleet.

     Promotion and Sales. Promotion and sales expenses totaled $10,248,000 and $5,404,000 and were 17.6% and 19.9% of passenger revenue for the six months ended September 30, 1996 and 1995, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expense per passenger was $17.70 and $18.70 for the six months ended September 30, 1996 and 1995, respectively. The $1.00 per passenger decrease is largely a result of a reduction in credit card fees and interline service charges. During the six months ended September 30, 1996, the Company's credit card fees were reduced because of the increase in the dollar volume of transactions as a result of the Company's growth in revenues. The Company's interline service charges decreased as a result of a 5.3% reduction in the percentage of interline revenue to total revenues. Interline revenue is for travel on the Company's flights ticketed by another airline on connecting traffic. The decrease in interline revenue as a percentage of total revenues is a result of the decrease in routes in regional markets.

     General and Administrative. General and administrative expenses for the six months ended September 30, 1996 and 1995 totaling $2,216,000 and $1,662,000 were 3.8% and 6.1% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. The increase in general and administrative expenses is largely a result of an increase in employee benefits and office rent as a result of an increase in the number of full and part-time employees from 388 in September 1995 to 726 in September 1996 and an increase in revenue accounting fees.

     Depreciation and Amortization. Depreciation and amortization expense of $495,000 and $254,000 were less than one percent of total revenue for the six months ended September 30, 1996 and 1995, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

     Expenses per ASM. The Company's expenses per ASM for the six months ended September 30, 1996 and 1995 were 8.81c and 9.41c, respectively, or a decrease of 6.4%. Increased service, as evidenced by a 110.8% increase in ASMs, and additional aircraft contributed to economies of scale as the fixed costs associated with the airline were spread across a larger base of operation.

     Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on five of its 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet reflected cash, cash equivalents and short-term investments of $19,663,000 at September 30, 1996. At September 30, 1996, total current assets were $42,748,000 as compared to $30,081,000 of total current liabilities, resulting in working capital of $12,685,000. At March 31, 1996, total current assets were $25,797,000 and total current liabilities were $25,844,000, resulting in a working capital deficit of $47,000.

     Cash used by operating activities for the six months ended September 30, 1996 and 1995 was $2,619,000 and $2,710,000, respectively. The Company's net loss of $853,000 for the six months ended September 30, 1996 adjusted for non-cash transactions provided $8,000 to cash from operating activities. The significant uses of cash during the six months ended September 30, 1996 were $1,590,000 for security deposits for the aircraft added to the fleet in June 1996 and future aircraft to be delivered in 1997 and $2,000,000 in restricted investments for collateral to secure letters of credits which secure credit card transactions. In October 1996 restricted cash totaling $1,537,000 became available for operations as a result of a decrease in security requirements for credit card transactions which decreased during the non-peak travel months of September and October 1996. Additionally, the Company was able to remove the collateral requirements totaling $587,000 for a surety bond issued to the Airline Reporting Corporation to secure travel agency cash transactions. The Company anticipates that it will be required to increase its security for credit card transactions later in the quarter ended December 31, 1996. During the six months ended September 30, 1995, cash used by operating activities was largely a result of the Company's net loss of $1,980,000 after adjustments for non-cash transactions and $659,000 for security deposits on aircraft.

     Cash used in investing activities for the six months ended September 30, 1996 was $9,819,000. The Company invested $8,562,000 in short-term investments comprised of government backed agencies and commercial paper with maturities of one year or less. The Company also acquired property and equipment totaling $1,258,000 for equipment, spare parts, and improvements to the Boeing 737-300s and the two additional Boeing 737-200s leased during the six months ended September 30, 1996, maintenance equipment for its new maintenance facility started in September 1996, ground equipment, computer equipment, and leasehold improvements. Cash used in investing activities totaled $240,000 for the six months ended September 30, 1995 which consisted of capital expenditures for spare parts, ground equipment, computer equipment, leasehold improvements and maintenance equipment and was partially offset by miscellaneous equipment sales as a result of closing operations at Montana points.

     Cash provided by financing activities for the six months ended September 30, 1996 and 1995 was $16,012,000 and $6,364,000, respectively. In April 1996, the Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,723,000. In May 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. The Company received net proceeds from the exercise of these warrants of approximately $13,280,000. During the six months ended September 30, 1995, the Company completed a secondary public offering of the Company's common stock with net proceeds of $6,309,000. The Company currently has no lines of credit.

     Five of the Company's Boeing 737-200 aircraft are leased under operating leases which expire in the year 1997. The leases provide for up to two two-year renewal terms with no increase in basic rent. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $8,254,000 respectively, at September 30, 1996.

     The Company leased two Boeing 737-300 aircraft under operating leases in November 1995 which expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $1,779,000, respectively, at September 30, 1996. These aircraft are compliant with Federal Aviation Administration ("FAA") Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at a purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

     In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in the year 2001. The Company was required to make security deposits totaling $858,000. Commencing July 1996 the Company was required to make deposits for maintenance for these leased aircraft. At September 30, 1996, these deposits totaled $489,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's common stock at a purchase price of $503,300 per warrant.

     In June 1996, the Company entered into a lease for a new Boeing 737-300 aircraft which is scheduled for delivery in April 1997. The lease term for this aircraft is eight years from date of delivery with three additional one year renewal terms at the Company's option. Between June 1996 and February 1997, the Company is required to make security deposits with respect to this aircraft totaling $726,250.

     The Company has signed a letter of intent to lease a new Boeing 737-300 with scheduled delivery in August 1997. The lease term for this aircraft is eight years from date of delivery.

     In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it expects to place in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company is required to secure the aircraft lease with a letter of credit totaling $600,000.

     Management is continuing to take steps designed to improve the Company's operating performance. Effective September 11, 1996, the Company eliminated its Bismarck and Fargo, North Dakota destinations due to the unprofitability of these routes. The aircraft used to serve these destinations were redeployed to more heavily traveled routes elsewhere on the Company's route system.

     The Company is exploring various means to reduce expenses. These include use of a ticketless reservations system, further reductions in credit card fees, and an in-house revenue accounting system. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own "above wing" operations rather than continuing to contract out these services. The Company commenced performing such operations at DIA in April 1996, at Los Angeles International Airport in June 1996, at Chicago/Midway in July 1996, and Seattle-Tacoma in August 1996. Effective October 1996, the Company began its own "above wing" operation in El Paso, Texas.

     The Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected.

     The Company's goal is to lease a number of additional aircraft to serve additional cities from Denver. The Company believes that such a route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. The proceeds from the private placement completed in April 1996 and the exercise of the warrants in June 1996 have provided additional working capital for the Company and, subject to aircraft availability, will enable it to further expand its operations through the leasing of additional aircraft. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in its new markets and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business and the competitiveness of the airline industry, which often requires quick reaction by management to changes in market conditions, the Company may require additional capital to maintain or further expand its business notwithstanding the significant improvement in its capital position during the six months ended September 30, 1996.

     In November 1996, United Airlines announced that in February 1997 it will commence service using its low fare United "Shuttle" between Denver, on the one hand, and Phoenix and Las Vegas on the other hand, two markets in which the Company provides service, as well as additional United Airlines flights in certain of the Company's other markets. United has not announced the fares which it will charge for these services and the Company is unable to predict the competitive impact of these actions upon it. However, this additional competition, as well as other competitive incursions by United and other carriers, could have a material adverse effect on the Company's revenues and results of operations.

                          PART II.  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The annual meeting of shareholders of the Company was held on September 13, 1996, at which a quorum for the transaction of business was present. Three matters were voted upon, as described below.

          (a) Members of the Company's Board of Directors elected at the meeting were Samuel D. Addoms, B LaRae Orullian, Paul S. Dempsey, William B. McNamara and D. Dale Browning. The votes cast with respect to each nominee were as follows:

                    7,710,161 "For" Mr. Addoms;        23,586 "Withheld"
                    7,709,799 "For" Ms. Orullian;      23,947 "Withheld"
                    7,711,899 "For" Mr. Dempsey;       21,847 "Withheld"
                    7,708,711 "For" Mr. McNamara; 25,035 "Withheld" 7,709,799 "For" Mr. Browning; 39,146 "Withheld"

          (b) Shareholders voted to ratify an increase in the number of options available for grant under the Company's 1994 Stock Option Plan by 500,000. There were 2,449,599 votes "for" this proposal, 543,226 "against", 46,501 abstentions and 4,694,420 shares not voted.

          (c) Shareholders ratified the appointment of KPMG Peat Marwick as the Company's independent public accountants for the year ending March 31, 1997. There were 7,661,628 votes "for" this proposal, 54,246 "against", and 17,872 abstentions.

Item 6:        Exhibits and Reports on Form 8-K
               --------------------------------

          (a)  Exhibits

                    None

          (b)  Reports on Form 8-K

                    On July 10, 1996, the Company filed a Report on Form 8-K,
                    Item 5, Other Events.

Item 27.1      Financial Data Schedule
               -----------------------

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               FRONTIER AIRLINES, INC.



Date:  November 12, 1996       By:  /s/ Samuel D. Addoms
                               -------------------------
                               Samuel D. Addoms, Principal Executive
                               Officer and Principal Financial Officer



Date:  November 12, 1996       By:  /s/ Elissa A. Potucek
                               --------------------------
                               Elissa A. Potucek, Vice President,Controller and
                               Principal Accounting Officer