Form 10QSB
period 1996-11-01
FRONTIER AIRLINES INC /CO/
filed 1997-02-13
CIK 921929

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1996


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


Commission file number:  0-4877


                            FRONTIER AIRLINES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


         Colorado                                          84-1256945
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporated or organization)                          Identification No.)


12015 E. 46th Avenue, Denver, CO                             80239
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


Issuers telephone number, including area code: (303) 371-7400

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

     The number of shares of the Companys Common Stock outstanding as of February 13, 1997 is 8,844,375.

   Transitional Small Business Disclosure Format Yes:   ; No: X
                                                     ---     ---

                        PART I.  FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS
FRONTIER AIRLINES, INC.
CONDENSED BALANCE SHEET
DECEMBER 31, 1996
(UNAUDITED)





ASSETS

Current assets:
    Cash and cash equivalents                              $   8,604,456
    Short-term investments                                     3,312,707
    Restricted investments                                     2,000,000
    Trade receivables                                          5,291,506
    Maintenance deposits                                       9,518,521
    Prepaid expenses and other assets                          3,457,571
    Inventories                                                  890,857
    Deferred lease expenses                                      279,570
    Note receivable - current portion                             27,018
                                                           -------------
            Total current assets                              33,382,206


Security, maintenance and other deposits                       5,973,023
Property and equipment, net                                    4,055,961
Note receivable - long-term portion                               38,634
Deferred lease expenses                                          802,766
Restricted investments                                           718,007
                                                           -------------
                                                           $  44,970,597
                                                           =============

                                                            (continued)

FRONTIER AIRLINES, INC.
CONDENSED BALANCE SHEET, CONTINUED
DECEMBER 31, 1996
(UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $  7,259,129
    Air traffic liability                                           9,455,496
    Other accrued expenses (note 3)                                 3,151,075
    Accrued maintenance expense                                    11,094,145
    Note payable                                                       29,575
    Current portion of obligations under capital leases                34,701
                                                                 ------------
            Total current liabilities                              31,024,121

Accrued maintenance expense                                           969,242
Obligations under capital leases, excluding current portion            65,739
                                                                 ------------
            Total liabilities                                      32,059,102
                                                                 ------------

Stockholders' equity
    Preferred stock, no par value, authorized 1,000,000 shares;
      none issued and outstanding                                           -
    Common stock, no par value, stated value of $.001 per share, authorized 20,000,000 shares; 8,813,125 shares issued and
      outstanding                                                       8,766
    Additional paid-in capital                                     35,502,530
    Accumulated deficit                                           (22,599,801)
                                                                 ------------
            Total stockholders' equity                             12,911,495
                                                                 ------------
                                                                 $ 44,970,597
                                                                 ============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)



                                                    1996            1995
                                              -----------------------------

Revenues:
    Passenger                                 $  81,590,883   $  42,977,482
    Cargo                                         1,317,002         821,529
    Other                                           527,347         544,069
                                               ------------    ------------

            Total revenues                       83,435,232      44,343,080
                                               ------------    ------------

Operating expenses:
    Flight operations                            38,094,385      18,502,320
    Aircraft and traffic servicing               18,819,068      12,126,679
    Maintenance                                  17,105,586       8,039,622
    Promotion and sales                          15,003,575       9,611,396
    General and administrative                    3,253,505       2,450,063
    Depreciation and amortization                   885,778         379,094
                                               ------------    ------------

            Total operating expenses             93,161,897      51,109,174
                                               ------------    ------------

            Operating income (loss)              (9,726,665)     (6,766,094)
                                               ------------    ------------

Nonoperating income:
Interest income                                     861,474         311,151
    Other, net                                      (30,291)         57,595
                                               ------------    ------------

            Total nonoperating income, net          831,183         368,746
                                               ------------    ------------

Net loss                                      $  (8,895,482)  $  (6,397,348)
                                               ============    ============

Loss per common share                         $       (1.12)  $       (1.51)
                                               ============    ============

Weighted average shares outstanding               7,932,592       4,247,695
                                               ============    ============




See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)

                                                                                           1996            1995
                                                                                      -----------------------------
Cash flows from operating activities:
    Net loss                                                                          $  (8,895,482)  $  (6,397,348)
    Adjustments to reconcile net loss
     to net cash used by operating activities:
       Employee stock option plan compensation expense                                      375,000         721,000
       Issuance of compensatory comnmon stock options                                             -          60,500
       Depreciation and amortization                                                      1,066,992         379,094
       Loss on sale of equipment                                                              4,591          20,000
       Changes in operating assets and liabilities:
          Restricted investments                                                             98,584        (842,462)
          Trade receivables                                                                 580,652      (2,199,191)
          Security, maintenance and other deposits                                       (3,925,029)     (3,681,437)
          Prepaid expenses and other assets                                                (511,784)     (1,791,498)
          Inventories                                                                      (321,681)         66,747
          Note receivable                                                                     4,348               -
          Accounts payable                                                                2,856,667       1,594,644
          Air traffic liability                                                          (1,745,064)      3,877,266
          Other accrued expenses                                                          1,156,069        (558,551)
          Accrued maintenance expense                                                     3,529,352       3,999,587
                                                                                      -------------   -------------
                     Net cash used by operating activities                               (5,726,785)     (4,751,649)
                                                                                      -------------   -------------

Cash flows used by investing activities:
    Increase in short-term investments                                                   (2,144,507)              -
    Increase in restricted investments                                                     (600,000)              -
    Aircraft lease deposits                                                              (2,292,250)     (1,536,250)
    Acquisition of property and  equipment                                               (2,963,271)       (840,047)
    Proceeds from sale of property and equipment                                                  -          19,745
                                                                                      -------------   -------------
                     Net cash used in investing activities                               (8,000,028)     (2,356,552)
                                                                                      -------------   -------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                           15,999,107       7,282,183
    Short-term borrowings                                                                    95,911         101,496
    Principal payments on short-term borrowings                                             (76,776)        (60,160)
    Principal payments on obligations under capital leases                                  (46,227)        (25,403)
                                                                                      -------------   -------------
                    Net cash provided by financing activities                            15,972,015       7,298,116
                                                                                      -------------   -------------

                    Net increase in cash and cash equivalents                             2,245,202         189,915

Cash and cash equivalents, beginning of period                                            6,359,254       3,834,741
                                                                                      -------------   -------------

Cash and cash equivalents, end of period                                              $   8,604,456   $   4,024,656
                                                                                      =============   =============

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-
     B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the audited financial statements and notes thereto for the year ended March 31, 1996 contained in the Form 10-KSB for the fiscal year ended March 31, 1996.

(2)  REDEMPTION OF WARRANTS

     The Company issued 2,670,000 warrants to purchase common stock in conjunction with a private placement and its initial public offering. Each warrant entitled the warrant holder to purchase one share of common stock for $5.00. These warrants were subject to redemption at $.05 per warrant by the Company on 45 days written notice if certain conditions were met. The Company met these conditions and on May 14, 1996 the Company notified the warrant holders of the Companys intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. As a result, warrant holders exercised 2,666,133 warrants, the Company issued a like number of shares of common stock and received net proceeds of approximately $13,276,000.

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

       In November 1996, the Company took delivery of an additional Boeing 737-300 which was available for passenger service in December 1996. When this aircraft became available for service, the Company rotated each of its remaining aircraft through scheduled maintenance checks beginning in December 1996. All ten aircraft are expected to be available for scheduled service following completion of the maintenance cycles in early March 1997. Since September 11, 1996, the Company's ten leased jet aircraft have been serving 13 cities from its base of operations at Denver International Airport ("DIA").

       The Company has agreed to lease four additional new Boeing 737-300s with one scheduled for delivery in April 1997, two in August 1997, and the fourth in January 1998. The Company plans to add approximately two new cities to its route system and approximately four additional frequencies to cities it presently serves. Pending future aircraft availability, the Company plans to lease additional jets in the 737 series for possible deliveries in 1997, which would permit the Company to further expand its lines of service. The demand for used Boeing 737 aircraft has increased significantly in the past year and aircraft supplies are limited.

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

       The Company further modified and expanded its operations beginning in September 1995 to emphasize higher volume markets, operated seven aircraft for the first two months of the quarter ended June 30, 1996, and added two additional aircraft in June 1996. The Company operated an average of 5.2 aircraft during the nine months ended December 31, 1995. Therefore, the Company's results of operations for the nine months ended December 31, 1996 and 1995 are not necessarily comparable or indicative of future operating results.

          Effective in September 1996, the Company began performing scheduled maintenance on its aircraft using its own mechanics, with the exception of major maintenance cycles which continue to be performed by a major contractor.

       In February 1997, the Company filed a complaint with the U.S. Department of Justice ("DOJ") alleging that United Airlines has engaged in predatory, anticompetitive and monopolistic practices at DIA. The complaint asks the agency to investigate eight separate counts of potential antitrust violations. The eight counts range from "capacity dumping" in markets served by competitors to alleged abuses relating to United's pricing practices, "exclusive dealing" with corporate customers and commuter carriers, and other tactics used by United to allegedly drive competitors from its markets. The Company is unable to predict what action, if any, the DOJ will take in response to this complaint. However, management believes that these alleged practices by United have had, and to the extent they continue will have, a material adverse effect on the Company's revenues and results of operation.

       This report contains forward-looking statements that describe the Company's business and prospects and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors such as the Company's commencement of passenger service and ground handling operations at several airports and assumption of maintenance operations at DIA with its own employees; general economic factors and behavior of the fare-paying public and the federal government, such as the crash in May 1996 of another low-fare carrier's aircraft that resulted in a federal investigation of the carrier, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase the Company's operating costs or otherwise adversely affect the Company; actions of competing airlines, including a recent announcement by a low fare air carrier operating at Colorado Springs, Colorado, that it is considering entering the Denver market and United Airlines' commencement of its United "Shuttle" operation in Denver; pricing actions of United and other competitors; the current limited supply of Boeing 737 aircraft and the higher lease costs associated with such aircraft, which inhibits the Company's ability to achieve operating economies and implement its business strategy; the likely reinstatement of the 10% excise tax on air transportation or another type of consumer paid tax, charge or other user fees on air transportation and increasing aviation fuel prices. Because the Company's business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues and low profit margins, small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results.


RESULTS OF OPERATIONS

       The Company incurred a net loss of $8,895,000 or $1.12 per share for the nine months ended December 31, 1996 as compared to a net loss of $6,397,000 or $1.51 per share, for the nine months ended December 31, 1995. The Company incurred operating losses of $8,318,000 and $2,547,000 for the quarters ended December 31, 1996 and September 30, 1996, respectively, following two profitable quarters with operating incomes of $833,000 and $1,138,000 for the quarters ended March 31, 1996 and June 30, 1996, respectively. During the quarters ended December 31, 1996 and September 30, 1996, the Company experienced higher fuel costs, short-term lease expenses for aircraft to replace its aircraft during scheduled maintenance cycles, increased competition largely from DIA's dominant carrier, United Airlines, that resulted in lower average fares, increased maintenance expenses as it commenced in-house maintenance operations in September 1996, and the return of the 10% passenger excise tax on August 27, 1996.

       The following table sets forth certain quarterly financial and operating data regarding the Company for the last fifteen months of operations ended December 31, 1996.

                                                      SELECTED FINANCIAL AND OPERATING DATA

                                                                  QUARTER ENDED
                                     ---------------------------------------------------------------------------
                                     DECEMBER 30,     MARCH 31,      JUNE 30,     SEPTEMBER  30,   DECEMBER 31,
                                    --------------  -------------  -------------  ---------------  -------------
                                         1995           1996           1996            1996            1996
                                    --------------  -------------  -------------  ---------------  -------------
Passenger revenue                    $ 16,831,000   $ 25,553,000   $ 27,570,000     $ 29,518,000   $ 24,503,000
Revenue passengers carried                202,000        267,000        271,000          308,000        272,000
Revenue passenger miles
  (RPMs)(1)                           136,454,000    183,340,000    190,541,000      220,982,000    193,316,000
Available seat miles
  (ASMs)(2)                           226,106,000    296,974,000    313,216,000      363,667,000    354,103,000
Passenger load factor(3)                     60.4%          61.7%          60.8%            60.8%          54.6%
Break-even load factor(4)                    73.6%          59.7%          58.3%            66.0%          73.1%
Block hours(5)                              5,426          6,964          7,297            8,414          8,089
Average daily block hour
  utilization(6)                            10.33          11.14          10.97            10.24           9.86
Yield per RPM(7)                           12.33c          13.94c         14.47c           13.36c         12.68c
Yield per ASM(8)                            7.44c           8.60c          8.80c            8.12c          6.92c
Expense per ASM                             9.24c           8.48c          8.62c            8.98c          9.46c
Passenger revenue per block hour     $   3,102.90   $   3,669.30   $   3,778.27     $   3,508.20   $   3,029.18
Average fare(9)                      $         80   $         93   $         98     $         92   $         86
Average aircraft in service                   5.7            7.0            7.3              8.9            8.9

Operating income (loss)               ($3,687,000)  $    833,000   $  1,138,000      ($2,547,000)   ($8,318,000)
Net income (loss)                     ($3,555,000)  $    816,000   $  1,336,000      ($2,189,000)   ($8,043,000)

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

       The following table provides information regarding the Company's operating revenues and expenses for the nine months ended December 31, 1995.


                                                          REVENUE/   YIELD/    YIELD/
                                    AMOUNT     PERCENT   BLOCK HOUR   ASM       RPM
                                  -----------  -------   ----------  ------    ------
REVENUES
Passenger                         $42,977,000     96.9%   $3,109.99   7.85c    14.49c
Cargo                             $   822,000      1.9%   $   59.48   0.15c     0.28c
Other                             $   544,000      1.2%   $   39.37   0.10c     0.18c
                                  -----------  -------   ----------  ------    ------
  Total operating revenues        $44,343,000    100.0%   $3,208,84   8.10c    14.95c
                                  ===========  =======   ==========  ======    ======

                                               PERCENT
                                                 OF       EXPENSE/   EXPENSE/
                                     AMOUNT    REVENUE   BLOCK HOUR    ASM
                                  -----------  -------   ----------  --------
EXPENSES
Flight operations                 $18,502,000     41.7%   $1,338.88   3.38c
Aircraft and traffic servicing    $12,127,000     27.3%   $  877.56   2.22c
Maintenance                       $ 8,040,000     18.1%   $  581.81   1.47c
Promotion and sales               $ 9,611,000     21.7%   $  695.49   1.76c
General and administrative        $ 2,450,000      5.5%   $  177.29   0.45c
Depreciation and amortization     $   379,000      0.9%   $   27.43   0.07c
                                  -----------  -------   ----------  ------
                                  $51,109,000    115.3%   $3,698.46   9.34c
                                  ===========  =======   ==========  ======

       The following table provides information regarding the Company's operating revenues and expenses for the nine months ended December 31, 1996.


                                                          REVENUE/    YIELD/   YIELD/
                                    AMOUNT     PERCENT   BLOCK HOUR    ASM      RPM
                                  -----------  -------   ----------  ------    ------
REVENUES
Passenger                         $81,591,000     97.8%   $3,428.19   7.91c    13.49c
Cargo                             $ 1,317,000      1.6%   $   55.34   0.13c     0.22c
Other                             $   527,000      0.6%   $   22.14   0.05c     0.09c
                                  -----------  -------   ----------  ------    ------
  Total operating revenues        $83,435,000    100.0%   $3,505.67   8.09c    13.79c
                                  ===========  =======   ==========  ======    ======

                                               PERCENT
                                                 OF       EXPENSE/   EXPENSE/
                                  AMOUNT       REVENUE   BLOCK HOUR    ASM
                                  -----------  -------   ----------  ------
EXPENSES
Flight operations                 $38,094,000     45.7%   $1,600.59   3.69c
Aircraft and traffic servicing    $18,819,000     22.6%   $  790.71   1.83c
Maintenance                       $17,106,000     20.5%   $  718.74   1.66c
Promotion and sales               $15,004,000     18.0%   $  630.42   1.46c
General and administrative        $ 3,253,000      3.9%   $  136.68   0.32c
Depreciation and amortization     $   886,000      1.1%   $   37.23   0.09c
                                  -----------  -------   ----------  ------
                                  $93,162,000    111.7%   $3,914.37   9.04c
                                  ===========  =======   ==========  ======
REVENUES


       General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as anticipated market penetration is achieved. During the nine months ended December 31, 1996, the Company commenced service to Seattle-Tacoma, Washington on May 1, 1996 and San Diego, California and St. Louis, Missouri on June 1, 1996.

       The Company's financial results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. The Company's average fare for the nine months ended December 31, 1996 of $92 was slightly higher than the average fare of $87 for the nine months ended December 31, 1995 largely as a result of the Company's new yield management system and the expiration of a 10% excise tax on air transportation which was effective December 31, 1995 through August 26, 1996 offset slightly by lower introductory fares to its new markets. On August 27, 1996 the 10% excise tax on air transportation was reinstated through December 31, 1996. The decrease in the average fare of $98 for the three months ended June 30, 1996 to $92 for the three months ended September 30, 1996 and to $86 for the three months ended December 31, 1996 was largely due to increased competition for traffic from United Airlines and other airlines in the Company's markets and partially a result of the reinstatement of the 10% excise tax. The excise tax expired again on December 31, 1996. Management believes that the 10% excise tax or some other type of consumer paid tax will be likely in the future which could exceed 10% of the fare. Given the elasticity of passenger demand, increases in fares and associated taxes may result in a decrease in passenger demand. To maintain passenger traffic if there is an excise tax increase, the Company may be required to adjust its net fares downward. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share.

       The Company had anticipated that the September quarter would be its strongest and the March quarter its weakest in terms of revenue. Passenger volumes and therefore revenues are seasonal due to highly competitive pricing in its markets. Revenue for the September 1996 quarter was lower than anticipated because the Company experienced lower fares during the September quarter due to highly competitive pricing in its markets. This continued in the December 1996 quarter. In addition, management believes that consumer demand for its service may have been higher during the first six months of the year as a result of passengers traveling before the excise tax was reinstated, which reduced traffic in the September and December quarters. Additionally, the Company found it necessary to decrease prices beginning in August to maintain passenger traffic because of the reinstatement of the excise tax and increased competitive pricing in its markets.

       Passenger Revenue. Passenger revenues totaled $81,591,000 for the nine months ended December 31, 1996 compared to $42,977,000 for the nine months ended December 31, 1995, or an increase of 90%. The number of revenue passengers carried was 851,000 for the nine months ended December 31, 1996 compared to 491,000 for the nine months ended December 31, 1995 or an increase of 73%. The Company had an average of 8.4 aircraft in service during the nine months ended December 31, 1996 compared to an average of 5.2 aircraft during the nine months ended December 31, 1995 for an increase in ASMs of 483,799,000 or 88%.

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the nine months ended December 31, 1996, the Company's break-even load factor was 66.3% compared to a passenger load factor of 58.7%. For the nine months ended December 31, 1995, the Company's break-even load factor was 62.7% compared to a passenger load factor of 54.2%. The Company's break-even load factor increased over the prior comparable period as a result of the decrease in the average fare due to reimposition of the 10% excise tax and increased price competition coupled with higher fuel prices and fuel taxes, short term aircraft lease expenses, and increased maintenance expenses associated with the Company's maintenance facility which began operations in September 1996. The increase in these expenses began during the month of August 1996 and had their full impact on the December quarter increasing the break-even load factor to 73.1%. The Company's low load factors during the nine months ended December 31, 1995 reflect the start-up nature of the airline, the difficulties the Company encountered in entering the connecting traffic market at Denver, the modification to the Company's initial strategy to create its own hub at Denver and to enter higher volume markets, and public reaction to higher fares necessary to cover the increased costs of DIA.

       The improvement in the Company's load factor from 54.2% to 58.7% for the nine months ended December 31, 1996 over the prior comparable period reflects the result of the Company's change in business strategy to provide service to higher volume markets. However, management believes that its load factor for the nine months ended December 31, 1996 could have been higher but was adversely affected by increased competitive fare pricing and by the public's initial reaction to two significant airline accidents which occurred during the nine months ended December 31, 1996. One of the accidents involved a low fare carrier and the other involved a major national airline. In both accidents the aircraft was destroyed and all passengers and crew were killed.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $1,317,000 and $822,000 for the nine months ended December 31, 1996 and 1995, representing 1.6% and 1.9% of total operating revenues, respectively.
This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of liquor sales and excess baggage fees, totaled $527,000 and $544,000 or .6% and 1.1% of total operating revenues for the nine months ended December 31, 1996 and 1995, respectively.


OPERATING EXPENSES

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses declined to 111.7% of revenue for the nine months ended December 31, 1996 compared to 115.3% of revenue for the nine months ended December 31, 1995 because of the 88.2% increase in revenue during the nine months ended December 31, 1996.

       Flight Operations. Flight operations expenses of $38,094,000 and $18,502,000 were 45.7% and 41.7% of total revenue for the nine months ended December 31, 1996 and 1995, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $15,839,000 for 19,028,000 gallons used and $7,751,000 for 11,151,000 gallons used resulted in an average fuel cost of 83.2c and 69.5c per gallon and represented 41.6% and 41.9% of total flight operations expense for the nine months ended December 31, 1996 and 1995, respectively. The average fuel cost per gallon increased for the nine months ended December 31, 1996 over the comparable prior period due to an overall increase in the cost of fuel and loss of the fuel tax exemption next discussed. In August 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3 cents per gallon. This tax increase was imposed on the Company and other airlines effective October 1, 1995. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the nine months ended December 31, 1996 and 1995 averaged 800 and 807 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft and an increase in the average length of haul.

       Aircraft lease and insurance expenses, including passenger liability insurance but excluding short-term wet lease expenses, totaled $10,979,000 (13.2% of total revenue) and $5,045,000 (11.4% of total revenue) for the nine months ended December 31, 1996 and 1995, respectively, or an increase of 117.6%. The increase is attributable to the increase in the number of aircraft in service. The increase in these expenses as a percentage of revenue is generally due to higher lease expenses on more recent aircraft fleet additions. Beginning August 1996 and November 1995, the Company entered into short-term wet lease agreements in order to add a partial spare aircraft to its fleet to improve the Company's on-time performance and completion factors for the nine months ended December 31, 1996, and to substitute for aircraft in the Company's fleet which rotated out of service for scheduled maintenance for the nine months ended December 31, 1996 and

1995. The final short term aircraft lease agreement terminates March 31, 1997, approximately the date on which the Company takes delivery of its eleventh aircraft. Total expenses associated with the short term wet lease agreements totaled $2,231,000 during the months of August through December 1996 and $526,000 for the months of November 1995 through December 1995. The Company pays a premium for short-term lease agreements and does not anticipate continuing such agreements after March 1997.

       Pilot and flight attendant compensation totaled $5,434,000 and $3,232,000 for the nine months ended December 31, 1996 and 1995, respectively, or an increase of 68.1%. Pilot and flight attendant compensation increased principally as a result of a 61.5% increase in the average number of aircraft in service and an increase of 72.3% in block hours. The Company added two leased aircraft to its fleet in June 1996 and one in December 1996. The Company pays pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the nine months ended December 31, 1996 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $18,819,000 and $12,127,000 for the nine months ended December 31, 1996 and 1995, respectively, and represented 22.6% and 27.3% of total revenue. These include all expenses incurred at the airports as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the nine months ended December 31, 1996 over the nine months ended December 31, 1995 as a result of the Company's rental costs (in particular, the gate rentals at DIA) which are largely fixed costs, remaining relatively constant as compared to the increase in revenue. Additionally, the Company began its own "above wing" operations at DIA (including passenger check-in at ticket counters, concourse gate operations and cabin cleaning) effective April 1996, Los Angeles International Airport in June 1996, Chicago (Midway) in July 1996, Seattle-Tacoma in August 1996, and El Paso, Texas effective October 1996 rather than contracting these services through a third party supplier. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

       Maintenance. Maintenance expenses of $17,106,000 and $8,040,000 were 20.5% and 18.1% of total revenue for the nine months ended December 31, 1996 and 1995, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $719 and $582 per block hour for the nine months ended December 31, 1996 and 1995, respectively. Continental Airlines had been providing routine aircraft maintenance services for the Company at Denver. Continental discontinued this service in mid-September 1996. As a result of the discontinued service, the Company hired its own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by the Company, together with the cost of leasing adequate hangar space, increased the Company's maintenance cost per block hour. Management believes that these costs will normalize as it adds additional aircraft to its fleet.

       During the nine months ended December 31, 1996, the Company revised the timing of its scheduled maintenance and related estimates for its engine maintenance reserves. The revised estimate resulted in an additional reserve accrual of approximately $533,000 which approximates $22 of the total maintenance cost per block hour of $719 for the nine months ended December 31, 1996.

       Promotion and Sales. Promotion and sales expenses totaled $15,004,000 and $9,611,000 and were 18.4% and 22.4% of passenger revenue for the nine months ended December 31, 1996 and 1995, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expense per passenger was $17.63 and $19.57 for the nine months ended December 31, 1996 and 1995, respectively. The $1.94 per passenger decrease is largely a result of a reduction in advertising expenses, communications, interline service charges, and credit card fees.

       Advertising expenses of $1,491,000 were 1.8% of passenger revenues for the nine months ended December 31, 1996, compared to approximately $1,122,000 or 2.6% of passenger revenues for the nine months ended December 31. 1995. As new cities are added to the Company's flight schedule, advertising and marketing promotions are designed and implemented to increase awareness of the Company's new service, name and brand awareness. Advertising expenses decreased as a percentage of passenger revenues as the Company entered three new markets during the nine months ended December 31, 1996, as compared to six new markets during the nine months ended December 31, 1995.

       During the nine months ended December 31, 1996, the Company's credit card fees were reduced because of the increase in the dollar volume of transactions as a result of the Company's growth in revenues. Additionally, the Company began electronic processing of credit card transactions for its direct sales which also reduced credit card fees. The Company's interline service charges decreased as a result of a 3.1% reduction in the percentage of interline revenue to total revenues. Interline revenue is for travel on the Company's flights ticketed by another airline on connecting traffic. The decrease in interline revenue as a percentage of total revenues is a result of the decrease in routes in regional markets.

       General and Administrative. General and administrative expenses for the nine months ended December 31, 1996 and 1995 totaling $3,253,000 and $2,450,000 were 3.9% and 5.5% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other
miscellaneous expenses are also included in this category.   The overall
increase in general and administrative expenses is largely a result of an increase in employee benefits and office rent as a result of an increase in the number of full and part-time employees from 447 in December 1995 to 714 in December 1996 and an increase in revenue accounting fees as a result of a 73.3% increase in revenue passengers carried.

       Depreciation and Amortization. Depreciation and amortization expense of $886,000 and $379,000 were approximately one percent of total revenue for the nine months ended December 31, 1996 and 1995, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

       Expenses per ASM. The Company's expenses per ASM for the nine months ended December 31, 1996 and 1995 were 9.04c and 9.34c, respectively, or a decrease of 3.2%. Increased service, as evidenced by a 88.4% increase in ASMs, and additional aircraft contributed to economies of scale as the fixed costs associated with the airline were spread across a larger base of operation.

       Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on five of its 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's balance sheet reflected cash, cash equivalents and short-term investments of $11,917,000 at December 31, 1996. At December 31, 1996, total current assets were $33,382,000 as compared to $31,024,000 of total current liabilities, resulting in working capital of $2,358 000. At March 31, 1996, total current assets were $25,797,000 and total current liabilities were $25,844,000, resulting in a working capital deficit of $47,000.

       Cash used by operating activities for the nine months ended December 31, 1996 was $5,727,000. This is attributed primarily to the Company's net loss for the period, increases in maintenance and other deposits, prepaid expenses and other assets, aircraft parts inventories for the Company's maintenance facility which began operations in September 1996 and a decrease in air traffic liability, offset by decreases in restricted investments and trade receivables and increases in accounts payable, and other accrued expenses and accrued maintenance. Cash used by operating activities for the nine months ended December 31, 1995 was $4,752,000. This is attributed primarily to the Company's net loss for the period, increases in restricted investments to secure credit card transactions, trade receivables, maintenance and other deposits, prepaid expenses and other assets and a decrease in other accrued expenses, offset by a decrease in inventories, and increases in accounts payable, air traffic liability, and accrued maintenance expenses.

       Cash used in investing activities for the nine months ended December 31, 1996 was $8,000,000. The Company invested $2,145,000 in short-term investments comprised of government backed agencies with maturities of one year or less. Restricted cash increased $600,000 for collateral for a letter of credit given to an aircraft lessor in lieu of a cash security deposit for the Boeing 737-300 aircraft leased in November 1996. The Company used $2,292,000 for security deposits for the two Boeing 737-200 aircraft leased during the nine months ended December 31, 1996 and partial security deposits for the four aircraft to be delivered in the Company's fiscal year ended March 31, 1998. The Company also acquired property and equipment totaling $2,963,000 for equipment, spare engine and aircraft parts, and improvements to the Boeing 737-300s and the two additional Boeing 737-200s leased during the nine months ended December 31, 1996, maintenance equipment for its maintenance facility which began operations in September 1996, ground equipment, computer equipment, and leasehold improvements.

       Cash used in investing activities totaled $2,357,000 for the nine months ended December 31, 1995. The Company used $1,536,000 for security deposits for the two Boeing 737-300 aircraft leased in November 1995 and the remaining security deposit requirements on the five Boeing 737-200 aircraft leased in 1994. The Company acquired property and equipment totaling $840,000 which consisted of capital expenditures for spare parts, ground equipment, computer equipment, leasehold improvements and maintenance equipment and was partially offset by miscellaneous equipment sales as a result of closing operations in Montana.

       Cash provided by financing activities for the nine months ended December 31, 1996 and 1995 was $15,972,000 and $7,298,000, respectively. In April 1996, the Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,723,000. In May 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. The Company received net proceeds from the exercise of these warrants of approximately $13,276,000. During the nine months ended December 31, 1995, the Company completed a secondary public offering of the Company's common stock with net proceeds of $6,309,000. The Company currently has no lines of credit.

       Five of the Company's Boeing 737-200 aircraft are leased under operating leases which expire in the year 1997. The leases provide for up to two two-year renewal terms with no increase in basic rent. The Company's present intent is to renew these leases in 1997. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $7,105,000 respectively, at December 31, 1996.

       The Company leased two Boeing 737-300 aircraft under operating leases in November 1995 which expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $2,241,000, respectively, at December 31, 1996. These aircraft are compliant with Federal Aviation Administration ("FAA") Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at a purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

       In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in the year 2001. The Company was required to make security deposits totaling $858,000. Commencing July 1996 the Company is required to make monthly deposits for maintenance for these leased aircraft. At December 31, 1996, these deposits totaled $1,013,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's common stock at a purchase price of $503,300 per warrant.

       In June 1996, the Company entered into a lease for a new Boeing 737-300 aircraft which is scheduled for delivery in April 1997. The lease term for this aircraft is eight years from date of delivery with three additional one year renewal terms at the Company's option. Between June 1996 and February 1997, the Company is required to make security deposits with respect to this aircraft totaling $726,250. As of December 31, 1996, the Company has made deposits totaling $626,250 for this lease with the final $100,000 due in February 1997.

       In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company was required to secure the aircraft lease with a letter of credit totaling $600,000. Effective January 1997, the Company is required to make monthly deposits for maintenance for this leased aircraft.

       The Company has signed a letter of intent to lease a new Boeing 737-300 with scheduled delivery in August 1997. The lease term for this aircraft is eight years from date of delivery. The Company has entered into lease agreements to lease two new Boeing 737-300 aircraft, scheduled for delivery to the Company in August 1997 and January 1998. The lease terms for these aircraft are for seven years each from date of delivery with the option for the Company to extend the terms for up to two one year periods. The Company is required to make security deposits with respect to these aircraft which may be in the form of letters of credit.

       Management is continuing to take steps designed to improve the Company's operating performance. Effective September 11, 1996, the Company eliminated its Bismarck and Fargo, North Dakota destinations due to the unprofitability of these routes. The aircraft used to serve these destinations were redeployed to more heavily traveled routes elsewhere on the Company's route system.

       Effective January 28, 1997 the Company introduced electronic ticketing. Passengers who call the Company directly are presently given the option of receiving a paper ticket or a confirmation number in lieu of a paper ticket. Electronic ticketing will save the Company postage and handling costs, the cost of paper tickets, and reduced revenue accounting fees as the accounting for electronic ticketing is automated. Additionally, management believes that passengers desiring "paperless" tickets are more likely to call the Company directly rather than purchasing tickets through a travel agent which will save the Company agency commissions and computer reservation systems fees.

       The Company is exploring various means to reduce expenses. These include further reductions in credit card fees and an in-house revenue accounting system. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own "above wing" operations rather than continuing to contract out these services. The Company commenced performing such operations at DIA in April 1996, at Los Angeles International Airport in June 1996, at Chicago/Midway in July 1996, and Seattle-Tacoma in August 1996. Effective October 1996, the Company began its own "above wing" operation in El Paso, Texas.

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

       Effective February 11, 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver, on the one hand, and Phoenix and Las Vegas on the other hand, two markets in which the Company provides service, as well as additional United Airlines flights in certain of the Company's other markets. This additional competition, as well as other competitive activities by United (see Part I, Item 2 "General" and Part II, Item 1 "Legal Proceedings" in this report) and other carriers, have had and could continue to have a material adverse effect on the Company's revenues and results of operations.

                          PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings
         -----------------

         In February 1997, the Company filed a complaint with the U.S. Department of Justice ("DOJ") alleging that United Airlines has engaged in predatory, anticompetitive and monopolistic practices at DIA. The complaint asks the agency to investigate eight separate counts of potential antitrust violations. The eight counts range from "capacity dumping" in markets served by competitors to alleged abuses relating to United's pricing practices, "exclusive dealing" with corporate customers and commuter carriers, and other tactics used by United to allegedly drive competitors from its markets. The Company is unable to predict what action, if any, the DOJ will take in response to this complaint. However, management believes that these alleged practices by United have had, and to the extent they continue will have, a material adverse effect on the Company's revenues and results of operation.


Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              10.1 Operating Lease Agreement dated November 1, 1996 between the Company and First Security Bank, National Association. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made.

              10.2 Aircraft Lease Agreement (MSN 28760) dated as of December 12, 1996 between the Company and Boullioun Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made.

              10.3 Aircraft Lease Agreement (MSN 28662) dated as of December 12, 1996 between the Company and Boullioun Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatement of the excluded material has been made.

         (b)  Reports on Form 8-K

                    None

Item 27.1     Financial Data Schedule
              -----------------------

                                  SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FRONTIER AIRLINES, INC.



Date:  February 13, 1997                 By:  /s/ Samuel D. Addoms
                                         -------------------------
                                         Samuel D. Addoms, Principal Executive
                                         Officer and Principal Financial Officer



Date:  February 13, 1997                 By:  /s/ Elissa A. Potucek
                                         --------------------------
                                         Elissa A. Potucek, Vice President,
                                         Controller and Principal Accounting
                                         Officer