Form 10KSB
period 1997-03-31
FRONTIER AIRLINES INC /CO/
filed 1997-07-14
CIK 921929

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-24126


                            FRONTIER AIRLINES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

              Colorado                                       84-1256945
---------------------------------------            -----------------------------
    (State or other jurisdiction                          (I.R.S. Employer
   of incorporated or organization)                      Identification No.)


                 12015 E. 46th Avenue, Denver, CO             80239
             ----------------------------------------       ----------
             (Address of principal executive offices)       (Zip Code)

Issuer's telephone number including area code:  (303) 371-7400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                          --------------------------
                                Title of Class

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

The Company's revenues for its fiscal year ended March 31, 1997:  $116,500,634.

Aggregate Market Value of Stock held by Non-Affiliates of the Company as of June 30, 1997: $33,009,432, based on a closing average bid and asked price on that date of $3.78 per share.

The number of shares of the Company's Common Stock outstanding as of June 30, 1997 is 8,844,375.

Transitional Small Business Disclosure Form:  Yes:    ;  No:  X .
                                                   ---       ---

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I

     Item 1:     Description of Business...............................  1
     Item 2:     Description of Property............................... 12
     Item 3:     Legal Proceedings..................................... 13
     Item 4:     Submission of Matters to a Vote of Security Holders... 13

PART II

     Item 5:     Market for Common Equity and Related Stockholder
                 Matters............................................... 13
     Item 6:     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................... 16
     Item 7:     Financial Statements.................................. 30
     Item 8:     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................... 30

PART III

     Item 9:     Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act.......................................... 30
     Item 10:    Executive Compensation................................ 33
     Item 11:    Security Ownership of Certain Beneficial Owners
                 and Management........................................ 35
     Item 12:    Certain Relationships and Related Transactions........ 36
     Item 13:    Exhibits and Reports on Form 8-K...................... 36


                                    PART I

This report contains forward-looking statements that describe the business and prospects of Frontier Airlines, Inc. (the "Company") and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors such as the Company's commencement of passenger service and ground handling operations at several airports and assumption of maintenance operations at DIA with its own employees; general economic factors and behavior of the fare-paying public and the federal government, such as the crash in May 1996 of another low-fare carrier's aircraft that resulted in a federal investigation of the carrier, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase the Company's operating costs or otherwise adversely affect the Company; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines, other competitors, and Western Pacific Airlines, Inc. ("Western Pacific") if the proposed merger with Western Pacific is not completed; the risk that the merger with Western Pacific is not completed; the current limited supply of Boeing 737 aircraft and the higher lease costs associated with such aircraft, which inhibits the Company's ability to achieve operating economies and implement its business strategy; proposed changes to the present air transportation excise tax of 10% to another type of consumer paid tax, charge or other user fees on air transportation and increasing aviation fuel prices. Because the Company's business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues and low profit margins, small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results.

As discussed in "Proposed Merger with Western Pacific Airlines" below, the Company signed a Merger Agreement with Western Pacific on June 30,1997. The discussion contained in this report generally describes the historic business of the Company and plans of the Company as an independent airline. It does not discuss the pro forma effect of the Company's merger with Western Pacific or the operations of a combined company. As such, forward-looking information about the Company in this report relates to operations of the Company prior to consummation of the merger or operations of the Company if the merger does not occur. Further information about the merger and the combined company will be provided in a proxy statement relating to approval of the merger by shareholders of the Company.

ITEM 1:   DESCRIPTION OF BUSINESS

GENERAL

Frontier Airlines, Inc. is a low-fare, full-service airline based in Denver, Colorado. Principally serving markets abandoned by Continental Airlines ("Continental") during that carrier's downsizing of its Denver hub in 1993 and 1994, the Company currently operates routes linking its Denver hub to 14 cities in 11 states covering the western two-thirds of the United States. The Company's current route system extends from Denver to Los Angeles, San Diego and San Francisco, California; Chicago and Bloomington/Normal, Illinois; Seattle/Tacoma, Washington; Las Vegas, Nevada; Phoenix, Arizona; St. Louis, Missouri; Minneapolis/St. Paul, Minnesota; Salt Lake City, Utah; Omaha, Nebraska; Albuquerque, New Mexico; and El Paso, Texas. At present, the Company utilizes four gates at Denver International Airport ("DIA") for approximately 54 daily flight departures and arrivals.

Organized in February 1994, the Company commenced flight operations in July 1994 with two leased Boeing 737-200 jet aircraft. It has since expanded its fleet to 11 leased jets, including seven Boeing 737-200s and four larger Boeing 737-300s. The Company has agreed to lease three more Boeing 737-300s, two to be delivered in August 1997 and one in January 1998, after which it plans to add new cities to its route system.

The Company's senior management team includes executives with substantial service in the airline industry, including persons who occupied similar positions at a former airline called Frontier Airlines that served regional routes to Denver from 1950 to 1986. From time to time, the former Frontier Airlines served most of the Company's current and intended markets with jet equipment from its Denver hub.

PROPOSED MERGER WITH WESTERN PACIFIC AIRLINES

On June 30, 1997, the Company signed an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "Merger") of the Company with Western Pacific, a low fare airline based in Colorado Springs, Colorado. Western Pacific commenced service from DIA on June 29, 1997 and currently provides 45 daily departures from DIA. Western Pacific operates approximately 68 total departures per day from DIA and Colorado Springs with 19 Boeing 737 aircraft. Western Pacific also owns a majority interest in Mountain Air Express, a commuter airline that operates out of DIA and Colorado Springs. Western Pacific's common stock is quoted on the Nasdaq National Market under the symbol "WPAC". The following discussion is qualified in its entirety by reference to the Merger Agreement, which is included as an exhibit to this report. In addition, readers are advised to review the reports of Western Pacific filed with the Securities and Exchange Commission (File No. 0-27238).

Upon consummation of the Merger, each shareholder of the Company will receive
 .75 shares (subject to adjustment in certain circumstances) of common stock of Western Pacific for each share of the Company's Common Stock held by such shareholder. The management of Western Pacific will retain managerial control of Western Pacific after the Merger. Three members of the Company's board of directors will be granted seats on Western Pacific's board of directors, which will be increased to nine members. The Company's investment banking firm has issued an opinion to the Company's Board of Directors that the exchange ratio is fair to the Company's shareholders from a financial point of view, and Western Pacific's board of directors has received a similar opinion from its investment banking firm with respect to Western Pacific.

The Merger Agreement provides that prior to the completion of the Merger, or termination of the Merger Agreement if that occurs before the Merger is completed, the operations of the Company and Western Pacific will generally be conducted in the ordinary course of business. The Company is prohibited from leasing additional aircraft, raising capital through equity or debt financings (except under certain conditions) or making major capital expenditures without Western Pacific's consent. Certain limitations are placed on Western Pacific's operations as well. The Merger Agreement provides that each company must pay the other a termination fee of $4 million in the event either company enters into a business combination with any other entity, and in certain other circumstances resulting in termination of the Merger Agreement.

Closing of the Merger is subject to several conditions, including approval of the Merger by the shareholders of the Company and Western Pacific, regulatory approval of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act, effectiveness of a Registration Statement relating to the Western Pacific common stock to be issued in the Merger, the continued effectiveness of the "fairness opinions" issued by each of the Company's and Western Pacific's investment banking firms and the Company obtaining required consents or waivers of consent to the Merger from aircraft lessors and other third parties. In addition, either the Company or Western Pacific may terminate the Merger Agreement in the event of a material adverse change in the financial condition, business, operations or prospects of the other party to the Merger. There can be no assurance that the conditions will be met or that the Merger will be consummated. The failure of the Company and Western Pacific to consummate the Merger could have a material adverse effect on the Company.

In connection with the Merger, the Company entered into a code share agreement (the "Code Share Agreement") with Western Pacific which provides that the parties will jointly market their flight schedules by permitting each party to assign its airline designator code to flights operated by the other party. The Code Share Agreement terminates on December 31, 1997; provided, however, that if the Merger terminates under certain conditions then the Code Share Agreement will terminate on December 31, 1998.

BUSINESS STRATEGY AND MARKETS

The Company's business strategy is to provide service at low fares to high volume markets from its Denver hub. The strategy is based on the following:

     . Filling gaps in flight frequencies in markets that the Company has selected from among the approximately 51 Denver routes vacated by Continental Airlines in 1993 and 1994.

     . Stimulating demand by offering a combination of low fares, quality service and frequent flyer credits in Continental Airlines' OnePass program.

     . Expanding its Denver hub operation and increasing its connecting traffic through the addition of service to other high volume markets.

The Company's initial service pattern in 1994 was designed to fill flight voids on routes to eight relatively small cities in North Dakota and Montana where there was little or no jet competition to Denver after Continental's flight terminations. The Company has since refocused its marketing priorities on more heavily traveled routes --typically markets dominated by one or more major airlines and characterized by high fares due to the lack of low-fare competition prior to the Company's entry. In line with its revised marketing strategy, the Company in 1995 and 1996 suspended service in all eight of its original markets, and redeployed the aircraft used on these routes to a number of Denver's largest markets.

The following table sets forth the Company's service commencements and suspensions for the three-year period from its initiation of flight operations in July 1994 through June 1997.

                                                                        Average
                                                                        Number
                              Date Service          Date Service       of Daily
Denver Market                  Commenced              Suspended       Roundtrips
-------------              ------------------    ------------------   ----------
Bismarck, ND               July 5, 1994          September 10, 1996
Fargo, ND                  July 5, 1994          September 10, 1996
Grand Forks, ND            July 5, 1994          January 14, 1995
Minot, ND                  July 5, 1994          January 14, 1995
Bozeman, MT                August 8, 1994        September 25, 1995
Missoula, MT               August 8, 1994        September 25, 1995
Billings, MT               September 26, 1994    September 25, 1995
Great Falls, MT            September 26, 1994    September 25, 1995
Tucson, AZ                 October 13, 1994      April 16, 1995
Albuquerque, NM            October 13, 1994                                2
El Paso, TX                October 13, 1994                               2(a)
Omaha, NE                  January 16, 1995                                2
Las Vegas, NV              January 19, 1995                               3(b)
Phoenix, AZ                September 25, 1995                              2
Chicago (Midway), IL       September 25, 1995                              3
Los Angeles, CA            November 3, 1995                                2
Minneapolis, MN            November 13, 1995                               2
Salt Lake City, UT         November 13, 1995                               3
San Francisco, CA          November 17, 1995                               2
Seattle, WA                May 1, 1996                                     3
St. Louis, MO              June 1, 1996                                    2
San Diego, CA              June 1, 1996                                    1
Bloomington,/Normal, IL    January 6, 1997                                1(c)

(a)  Flights are operated on Denver-Albuquerque-El Paso routings.
(b)  Service to be suspended effective August 1, 1997.
(c)  Flights are operated on Denver-Omaha-Bloomington/Normal routings.

The Company plans to introduce low-fare service in additional high volume markets. Management believes that potential markets for its planned route expansions can support greater flight capacity than now provided by the incumbent carriers and that passengers would welcome the restoration of additional capacity, particularly at the low fares offered by the Company.

MARKETING

The Company's sales efforts are targeted to both the leisure and corporate travel markets. In the leisure market, the Company offers deeply discounted fares marketed through newspaper, radio and television advertising along with special promotions throughout its route system.

To balance the seasonal changes in demand in the leisure market, the Company has introduced a number of new programs designed to capture a larger share of the less seasonally affected corporate market. These ongoing programs, launched in the fall of 1996, include negotiated fares for large companies that sign contracts for a specified volume of travel, and future travel credits for small and medium size businesses, and for members of trade and nonprofit associations.

The Company also pursues sales opportunities with meeting and convention arrangers, government travel offices and vacation clubs. Personal sales calls, direct mail and telemarketing are the primary tools in attracting this business. The Company offers air/ground vacation packages to Colorado ski resorts and to Las Vegas and other destinations on its route system.

An important marketing tool in today's airline environment is the frequent flyer program. The Company joined Continental's OnePass program in January 1995. The selection of OnePass was based on the established membership base in the cities served by the Company and the consistent high marks that the program has received when compared with other programs.

The Company has implemented marketing strategies to maintain relationships with travel agencies throughout its route system. The Company communicates with the travel agents through personal visits by Company executives and sales managers, mailings of sales literature, telemarketing and advertising in the travel agents' trade publications.

The Company participates in the four major computer reservation systems used by the travel agents to make airline reservations. The Company also maintains a reservations center in Denver, operated by its own personnel. In January 1997, the Company introduced electronic ticketing for passengers who elect to book flights through the Company's reservations center. The Company plans to offer its passengers the option of booking flight reservations through the Company's Internet site starting in the summer of 1997.

To gain connecting traffic from other carriers, the Company has negotiated various types of interline agreements with approximately 65 domestic and international airlines serving cities on the Company's route system. Generally, the agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process. The Company has code share agreements with Western Pacific and with Aspen Mountain Air with respect to Aspen Mountain Air's routes between DIA and Aspen. Among various sales benefits, these agreements provide prominent listings of the carriers' connecting flights in the travel industry's computer reservations systems.

In March 1997 the Company asked the U.S. Department of Transportation for an exemption from the "slot" restrictions at New York's LaGuardia Airport, which, if granted, would permit the Company to operate nonstop Denver-LaGuardia flights. The Company is unable to predict whether the exemption will be granted.

PRODUCT PRICING

The Company offers all of its seats at various discount fares, which it believes reduces the cost of travel in markets it enters by as much as 60 percent. Seat inventories on each flight are managed through a yield management system. The Company generally offers discounts with three levels of advance purchase requirements. In contrast to most carriers, the Company does not currently require travelers to have a Saturday overnight stay to take advantage of these discount rates. Unlike most other carriers, the Company does not charge a premium for one-way fares.

COMPETITION

The Airline Deregulation Act of 1978 (the "Deregulation Act") produced a highly competitive airline industry, freed of certain government regulations that for 40 years prior to the Deregulation Act had dictated where domestic airlines could fly and how much they could charge for their services. Since then small carriers such as the Company have entered markets long dominated by large airlines with substantially greater resources such as United Airlines, American Airlines, Northwest Airlines and Delta Air Lines.

As shown in the following chart as of June 1997, the Company competes principally with United Airlines, the dominant carrier at DIA with a market share of approximately 70%. This gives United a significant competitive advantage compared to the Company and other carriers serving DIA.


ROUTES FROM DENVER TO:          COMPETING AIRLINES                            DAILY ROUND TRIPS
----------------------          ------------------                          --------------------
                                                                                       Competing
                                                                            Frontier   Airlines
                                                                            --------   ---------
San Francisco, California       United Airlines                                 2          18
Minneapolis, Minnesota          United Airlines, Northwest Airlines             2          14
Salt Lake City, Utah            United Airlines, Delta Air Lines, Trans         3          13
                                   World Airlines
Los Angeles, California         United Airlines                                 2          21
Phoenix, Arizona                United Airlines, America West Airlines          2          18
Chicago (Midway), Illinois      United Airlines (O'Hare), American              3          20
                                   Airlines (O'Hare),
Las Vegas, Nevada               United Airlines, America West Airlines          3          12
Omaha, Nebraska                 United Airlines                                 2           6
Albuquerque, New Mexico         United Airlines                                 2           9
El Paso, Texas                  Southwest Airlines and Delta Air Lines          2*          6
                                   (to and from Albuquerque)
Seattle, Washington             United Airlines                                 3           9
St. Louis, Missouri             United Airlines, Trans World Airlines           2          10
San Diego, California           United Airlines                                 1           7
Bloomington/Normal, Illinois                                                    1**         0


*   Operated via Albuquerque, New Mexico
**  Operated via Omaha, Nebraska

Western Pacific commenced operations at DIA on June 29, 1997. Simultaneously with execution of the Merger Agreement between the Company and Western Pacific, the parties entered into a Code Share Agreement which is effective as of August 1, 1997 and remains in effect through December 31, 1997. If the Merger is not consummated, Western Pacific will compete with the Company in six or more of the Company's major markets. Western Pacific's nonstop frequencies from Denver in markets in which the Company operates are:


                                                      Daily Jet
                          Market                     Round Trips
                          ------                     -----------

                    Denver-Los Angeles                   4
                    Denver-San Francisco                 4
                    Denver-Phoenix                       3
                    Denver-Chicago (Midway)              2
                    Denver-Seattle                       2
                    Denver-San Diego                     2


While United Airlines' competitive reaction to the Company's market entries had generally been limited to matching its lowest fares on a capacity controlled basis, the Company believes that United began engaging in a number of predatory practices in the fall of 1996, following the Company's report of its second quarterly profit. In a written complaint submitted to the U.S. Department of Justice ("DOJ") in February 1997, the Company requested the DOJ to investigate eight separate counts of potential antitrust violations. These include "capacity dumping" (adding an excessive volume of flight capacity in several of the Company's key markets), alleged pricing abuses, "exclusive dealing" with corporate customers, and other tactics. The Company is unable to predict what action, if any, the DOJ will take.

AIRCRAFT

As of June 1997, the Company operates 11 leased Boeing 737 twinjet aircraft in all-coach seating configurations. The age of these aircraft, their passenger capacities and their lease expirations are shown in the following table:


 Aircraft         No. of      Year of      Passenger        Lease
   Model         Aircraft   Manufacture      Seats        Expiration
----------       --------   -----------    ---------     ------------

B-737-200            5       1968-1969        108        July-October
                                                            1999
B-737-200A           2          1981          119           2001
B-737-300            4       1985, 1986,      136(2),       2000(2),
                             1991, 1997       138(2)      2004, 2005


In addition to the 11 Boeing 737 aircraft currently in operation, the Company has lease agreements for three additional new Boeing 737-300 aircraft, two with scheduled deliveries in August 1997 and one with a scheduled delivery in January 1998. The lease terms for the two August 1997 aircraft are 96 and 84 months, respectively, and 84 months for the January 1998 aircraft. See Note 5 to the Financial Statements.

The demand for Boeing 737 aircraft has increased markedly in the past two years. The Company is seeking to lease additional aircraft in order to expand its service and route system. However, there can be no assurance that additional suitable aircraft will be available to the Company at favorable lease rates and terms, or at the times needed for implementation of the Company's plan of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

MAINTENANCE AND REPAIRS

All aircraft maintenance and repairs are accomplished in accordance with the Company's maintenance program approved by the United States Federal Aviation Administration ("FAA"). Spare or replacement parts are maintained by the Company primarily in Denver. Certain of these parts are supplied through a contractual arrangement with a major airline, with others purchased or leased from other airline or vendor sources. There are two categories of aircraft maintenance and repair: routine servicing and checks accomplished on a daily or weekly schedule, and major maintenance. Routine maintenance is performed principally by the Company's mechanics at its own maintenance facilities in Denver, Colorado, and El Paso, Texas. The Company's major maintenance has been performed by the Tramco subsidiary of B.F. Goodrich, and by US Airways.

The Company terminated a contract with Continental Airlines for routine maintenance at Denver in August 1996. Since that time the Company has trained, staffed and supervised its own maintenance work force at Denver. The Company leases a portion of Continental Airlines' hangar at DIA where it presently performs its own maintenance through the "B" check level. Major maintenance continues to be performed by outside FAA approved contractors.

Under its aircraft lease agreements, the Company pays all expenses relating to the maintenance and operation of the Company's aircraft, and the Company is required under its lease agreements to pay monthly maintenance reserve deposits to the lessors based on usage. Maintenance reserve deposits will be applied against the cost of major maintenance, which is scheduled to occur in late 1997 for three of the Company's aircraft. To the extent not used for major maintenance during the lease terms, maintenance reserve deposits are returned to the aircraft lessors upon redelivery of the aircraft.

The Company's monthly completion factors for its fiscal years ending March 31, 1997 and 1996 ranged from 94% to 99.8% and from 95% to 99%, respectively. The completion factor is the percentage of the Company's scheduled flights that were operated by the Company (i.e., not canceled). Flights not completed were canceled principally as a result of mechanical problems, and to a lesser extent, weather. There can be no assurance that the Company's aircraft will continue to be sufficiently reliable over longer periods of time.

FUEL

During the fiscal years ending March 31, 1997 and 1996, jet fuel accounted for 16.6% and 15.4%, respectively, of the Company's operating expenses. The Company has arrangements with major fuel suppliers for substantial portions of its fuel requirements, and management believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations. However, the Company has not entered into any agreements that fix the price of fuel over any period of time. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond the Company's control. Therefore, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. The Company's average fuel price per gallon including taxes and into-plane fees was 83.1c for the fiscal year ended March 31, 1997, with the monthly average price per gallon during the same period ranging from a low of 74.2c to a high of 91.2c. As of June 11, 1997, the price per gallon was 73.3c.

Newer aircraft are more fuel efficient than the Company's Boeing 737-200 aircraft due to improved aircraft airframe design and engine technology. Significant increases in the price of jet fuel would result in a higher increase in the Company's overall total costs than those of competitors whose entire fleet consists of more fuel efficient aircraft such as the Company's Boeing 737-300 aircraft. Increases in fuel prices or a shortage of supply could have a material adverse affect on the Company's operations and financial results. The Company's ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly given the Company's low fare strategy.

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

EMPLOYEES

As of June 15, 1997, the Company had 800 employees, including 700 full-time and 100 part-time personnel. The Company's employees included 120 pilots, 156 flight attendants, 186 customer service agents, 116 reservations agents, 66 mechanics and related personnel, 119 general management personnel, and 46 personnel performing other miscellaneous functions. The Company considers its relations with its employees to be good.

The Company believes it operates with lower personnel costs than many established airlines, principally due to lower base salaries and greater flexibility in the utilization of personnel. There can be no assurance that the Company will continue to realize these advantages over established or other air carriers for any extended period of time. None of the Company's employees is represented by a labor union, although labor unions have approached certain of the Company's employees concerning potential representation. If unionization of the Company's employees occurs, the Company's costs could materially increase.

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

In general, regulation of interstate air carriers in terms of market entry and exit, pricing and inter-carrier agreements has been greatly reduced subsequent to enactment of the Deregulation Act. As a result, the level of regulation to which the Company and other airlines is subject has been greatly reduced. By the same token, the availability to the Company of regulatory protection from competition has been virtually eliminated.

U.S. Department of Transportation. The Company holds a Certificate of Public Convenience and Necessity ("DOT Certificate") issued by the DOT which allows the Company to engage in air transportation. Pursuant to law and DOT regulation, each United States carrier must qualify as a United States citizen, which requires that its President and at least two-thirds of its Board of Directors and other managing officers be comprised of United States citizens; that not more than 25% of its voting stock may be owned by foreign nationals, and that the carrier not be otherwise subject to foreign control.

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

In May 1996, a relatively new domestic airline, as is the Company, sustained an accident in which one of its aircraft was destroyed and all persons on board were fatally injured. In June 1996, that airline agreed at the FAA's request to cease all of its flight operations for an indefinite period of time. Although the FAA has subsequently, after an intensive and lengthy investigation, allowed the new domestic airline to resume its operations, should the Company experience a similar accident, it is probable that there would be a material adverse effect on the Company's business.

The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, the Airport Noise and Capacity Act of 1990 ("ANCA") and Clean Air Act of 1963 to monitor and regulate aircraft engine noise and exhaust emissions. The Company is required to comply with all applicable FAA noise control regulations and with current exhaust emissions standards. According to FAA rules, each new entrant airline such as the Company must presently have at least 50% of its fleet in compliance with the FAA's Stage 3 noise level requirements. The balance of each airlines' fleet must be brought into compliance with Stage 3 in phases, with 75% compliance by January 1999 and full compliance by January 2000. The Company's aircraft fleet is currently in compliance with Stage 3 noise level requirements.

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

ITEM 2:  DESCRIPTION OF PROPERTY

The Company has leased approximately 24,800 square feet of office space in Denver with terms ending in 1999 and 2001 at a current annual cost of $329,700 for the fiscal year ending March 31, 1998. This facility provides space for the Company's reservation center together with space for administrative activities including senior management, purchasing, accounting, sales, marketing, advertising and human resources.

Each airport location requires leased space associated with gate operations, ticketing and baggage operations. The ticket counters, gates and airport office facilities at each of the airports the Company serves are leased from the appropriate airport authority or subleased from other airlines.

The Company has entered into an airport lease and facilities agreement with the City and County of Denver at DIA that expires in 2005. The Company subleases ticket counter space and four gates at DIA from Continental Airlines until March 1, 2000 and a portion of Continental Airline's hangar at DIA until September 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

ITEM 3:  LEGAL PROCEEDINGS

In February 1997, the Company filed a complaint with the DOJ alleging that United Airlines has engaged in predatory, anticompetitive and monopolistic practices at DIA. The complaint asks the agency to investigate eight separate counts of potential antitrust violations. The eight counts range from "capacity dumping" in markets served by competitors to alleged abuses relating to United's pricing practices, "exclusive dealing" with corporate customers and commuter carriers, and other tactics used by United to allegedly drive competitors from its markets. The Company is unable to predict what action, if any, the DOJ will take in response to this complaint.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "FRNT." The following table sets forth the range of high and low bid prices per share for the Common Stock for the periods indicated as reported by Nasdaq. Market quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions. There was no market for the Common Stock prior to the Company's initial public offering on May 20, 1994. As of June 23, 1997, there were 392 holders of record of the Common Stock.


                                                  Price Range of
Quarter Ended                                      Common Stock
-------------                                 ---------------------
                                                 High        Low
                                              ----------  ---------
June 30, 1996................................ $  6        $ 4 11/16
September 30, 1995...........................    5  3/4     3  1/4
December 31,1995.............................    8  1/4     4  3/8
March 31,1996................................    7  3/8     5  1/8
June 30, 1996................................   10  5/16    7
September 30, 1996...........................    9  3/4     6  3/4
December 31, 1996............................    6 29/32    3  1/4
March 31, 1997...............................    4          2  5/8

WARRANTS AND OPTIONS

The Company issued 2,670,000 warrants to purchase common stock in conjunction with a private placement and its initial public offering. Each warrant entitled the warrant holder to purchase one share of common stock for $5.00. These warrants were subject to redemption at $.05 per warrant by the Company on 45 days written notice if certain conditions were met. The Company met these conditions in May 1996 and on May 14, 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. Warrant holders exercised 2,666,133 of the warrants, resulting in net proceeds to the Company totaling $13,275,000.

At completion of the Company's initial public offering, an underwriter acquired options to purchase up to 110,000 shares of common stock exercisable at a price equal to $5.525 per share. Additionally, the underwriter was granted up to 110,000 warrants to purchase common stock at a price equal to $.325 per warrant and $5.00 per share of common stock. The underwriters in a secondary public offering by the Company received a warrant to purchase 168,500 shares of common stock at $5.55 per share. The options and warrants issued to underwriters in connection with the initial and secondary public offerings expire, respectively, on May 20, 1999 and September 18, 2000.

In October 1995, the Company issued to each of two of its Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of Common Stock for an aggregate purchase price of $500,000. In June 1996, the Company issued two warrants to a Boeing 737-200 lessor, each warrant entitling the lessor to purchase 70,000 shares of common stock for an aggregate price of $503,300 per warrant. In connection with a Boeing 737-300 aircraft to be delivered in August 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of Common Stock for an aggregate purchase price of $385,000. Warrants issued to aircraft lessors, to the extent not earlier exercised, expire upon expiration of the aircraft leases in March 2000, May and June 2001, and September 2005.

As of June 15, 1997, the Company has granted stock options to purchase up to 1,931,250 shares of Common Stock, 1,781,250 of which options are currently exercisable at exercise prices ranging from $1.00 to $9.00 per share.

DIVIDEND POLICY

Except for the Rights Dividend Distribution described below, the Company has not declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to fund operations and the continued development of its business, and, thus, does not expect to pay any cash dividends on its Common Stock in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

RIGHTS DIVIDEND DISTRIBUTION

In February 1997, the Company's Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's no par value common stock ("Common Stock") to shareholders of record at the close of business on March 15, 1997. Except as described below, each Right, when exercisable, entitles the registered holder to purchase from the Company one share of the Company's Common Stock, at a purchase price of $17.50 per share (the "Purchase Price"), subject to adjustment. The Rights expire at the close of business on February 20, 2007, unless earlier redeemed or exchanged by the Company as described below. The description and terms of the Rights are set forth in a Rights Agreement, as amended by an amendment dated June 30, 1997 (as so amended, the "Rights Agreement").

The Rights are exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons other than the Company, its subsidiaries or any person receiving newly-issued shares of Common Stock directly from the Company or indirectly via an underwriter in connection with a public offering by the Company (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or
(ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock.

If any person becomes an Acquiring Person other than pursuant to a Qualifying Offer (as defined below), each holder of a Right has the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, all Rights that are beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable in any event until such time as the Rights are no longer redeemable by the Company as set forth below.

A "Qualifying Offer" means a tender offer or exchange offer for, or merger proposal involving, all outstanding shares of Common Stock at a price and on terms determined by at least a majority of the Board of Directors who are not officers or employees of the Company and who are not related to the Person making such offer, to be fair to and in the best interests of the Company and its shareholders. The Merger Agreement between the Company and Western Pacific constitutes a Qualifying Offer.

If after the Stock Acquisition Date the Company is acquired in a merger or other business combination transaction in which the Common Stock is changed or exchanged or in which the Company is not the surviving corporation (other than a merger that follows a Qualifying Offer) or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

The Purchase Price payable, and the number of shares of Common Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock, (ii) if holders of the Common Stock are granted certain rights or warrants to subscribe for Common Stock or convertible securities at less than the current market price of the Common Stock, or (iii) upon the distribution to holders of the Common Stock of evidences of indebtedness or assets or of subscription rights or warrants.

At any time until ten days following the Stock Acquisition Date, the Company may redeem the Rights in whole at a price of $.01 per Right. Upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.01 redemption price.

While the distribution, if any, of the Rights will not be taxable to shareholders or to the Company, shareholders may, depending upon the circumstances, recognize taxable income if the Rights become exercisable for Common Stock (or other consideration) of the Company or for common stock of the acquiring company.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's flight operations began on July 5, 1994 with two Boeing 737-200 aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. Since that time, the Company has increased the number of markets it serves and the number of flights offered. The Company placed three additional Boeing 737-200 aircraft in service in 1994 and added four cities in Montana to its route system. In October 1995, the Company leased two Boeing 737-300 aircraft which were placed in service during November 1995 in conjunction with adding four new, high volume routes linking Denver to Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah. The Company significantly rescheduled its flights in 1995 through the elimination of Minot and Grand Forks, North Dakota and all four of its Montana destinations, and the addition of Omaha, Nebraska, Las Vegas, Nevada, Chicago (Midway), Illinois and Phoenix, Arizona to its schedule. Flights to Seattle/Tacoma commenced on May 1, 1996, and flights to San Diego, California and St. Louis, Missouri commenced on June 1, 1996 in conjunction with the addition of two additional Boeing 737-200 jets to the Company's fleet.

Flights to Bismarck and Fargo, North Dakota, the last two of the Company's eight original markets, were suspended on September 10, 1996. Including subsequent deliveries of two more Boeing 737-300 jets, one in November 1996 and one in May 1997, the Company presently operates a fleet of 11 Boeing 737s on routes between Denver and 14 cities in 11 states spanning the western two-thirds of the United States. The Company's newest destination, Bloomington-Normal, Illinois, was added on January 6, 1997, as an extension of its service between Denver and Omaha, Nebraska.

The Company has leased three more Boeing 737-300s, two to be delivered in August 1997 and one in January 1998, at which time it plans to add new cities to its route system or additional frequencies to markets presently being served. Subject to future aircraft availability, the Company plans to lease additional jets in the 737 series to permit the Company to further expand its lines of service. The Merger Agreement between the Company and Western Pacific requires Western Pacific's concurrence in any such additional leases. Demand and competition for Boeing 737 aircraft has increased significantly in the past two years.

The Company modified its initial operating plan and expanded operations during the fiscal years ended March 31, 1996 and March 31, 1997. Therefore, the Company's results of operations for the fiscal years ended March 31, 1996 and 1997 are not necessarily comparable or indicative of future operating results. Effective in September 1996, the Company began performing scheduled maintenance on its aircraft using its own mechanics, with the exception of major maintenance cycles which continue to be performed by FAA approved contractors.

RESULTS OF OPERATIONS

The Company incurred a net loss of $12,186,332 or $1.49 per share for the year ended March 31, 1997 as compared to a net loss of $5,582,000 or $1.23 per share for the year ended March 31, 1996. The increase in net loss was attributable to the increase in operating expenses exceeding the increase in revenues discussed below. During the year ended March 31, 1996, the Company modified its initial operating strategy from serving "local" passengers (those either beginning or ending their trips in Denver) and "connecting" passengers (those transferring to or from other airlines for flights to destinations beyond Denver) and developed its own connecting hub at Denver and to providing service to Denver's largest markets that are more dependent on local traffic and less dependent on connecting traffic. The Company began the implementation of its new business strategy in late September 1995. As a result of the completion of the first phase of its new business and marketing strategy, the Company had its first profitable quarter during the quarter ended March 31, 1996 with net income of $816,000 and its second profitable quarter during the quarter ended June 30, 1996 of the fiscal year ended March 31, 1997 with net income of $1,336,000. Beginning in August 1996, the Company experienced higher fuel costs, short-term lease expenses for aircraft to replace its aircraft during scheduled maintenance cycles, intensive increased competition from DIA's dominant carrier, United Airlines, increased maintenance expenses as it commenced in-house maintenance operations in September 1996, and the return of the 10% passenger excise tax on August 27, 1996. Because of United Airlines' competitive activity, the Company was unable to adjust its fares to permit recovery of these increased expenses. Management believes alleged anticompetitive practices by United in the Denver market have had, and, to the extent they continue, will have a material adverse effect on the Company's revenues and results of operations. (See Part I, Item 3: Legal Proceedings.)

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

The following table sets forth certain quarterly and annual financial and operating data regarding the Company for the year ended March 31, 1997 and annual financial and operating data for the year ended March 31, 1996.

                     SELECTED FINANCIAL AND OPERATING DATA

                                                      QUARTER ENDED                                 YEAR ENDED         YEAR ENDED
                                              ------------------------------                      --------------        ---------
                           JUNE 30, 1996      SEPTEMBER 30,     DECEMBER 31,    MARCH 31, 1997    MARCH 31, 1997        MARCH 31,
                           -------------      -------------     ------------    --------------    --------------        ---------
                                                  1996              1996                                                   1996
                                                  ----              ----                                                   ----
Passenger revenue           $ 27,570,000      $ 29,518,000      $ 24,503,000        32,167,000     $ 113,758,000       $ 68,530,000
Revenue passengers
 carried                         271,000           308,000           272,000           329,000         1,180,000            758,000
Revenue passenger miles
 (RPMs)(1)                   190,541,000       220,982,000       193,316,000       235,100,000       839,939,000        479,887,000
Available seat miles
 (ASMs)(2)                   313,216,000       363,667,000       354,103,000       388,734,000     1,419,720,000        844,161,000
Passenger load
 factor(3)                          60.8%             60.8%             54.6%             60.5%             59.2%              56.9%
Break-even load
 factor(4)                          58.3%             66.0%             73.1%             66.9%             66.0%              61.8%
Block hours(5)                     7,297             8,384             8,089             8,689            32,459             20,783
Average daily block hour
 utilization(6)                    10.97             10.24              9.86             10.09             10.29               9.93
Yield per RPM(7)                   14.47c            13.36c            12.68c            13.68c            13.54c             14.28c
Yield per ASM(8)                    8.80c             8.12c             6.92c             8.27c             8.01c              8.12c
Expense per ASM                     8.62c             8.98c             9.46c             9.39c             9.13c              9.04c
Passenger revenue per
 block hour                 $   3,778.27      $   3,520.75      $   3,029.18      $   3,702.04      $   3,504.67       $   3,297.41
Average fare(9)                       98                92                86                94                93                 88
Average aircraft in service          7.3               9.6              10.3              11.0               9.6                5.7
Operating income (loss)     $  1,138,000       ($2,547,000)      ($8,318,000)      ($3,434,000)     ($13,161,000)       ($5,933,000)
Net income (loss)           $  1,336,000       ($2,189,000)      ($8,043,000)      ($3,290,000)     ($12,186,000)       ($5,582,000)

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

The following table provides information regarding the Company's operating revenues and expenses for the year ended March 31, 1996.


                                                             REVENUE/
                                       AMOUNT      PERCENT  BLOCK HOUR  YIELD/ASM  YIELD/RPM
                                     -----------   -------  ----------  ---------  ---------
REVENUES
--------
Passenger                            $68,530,000     97.4%   $3,297.41      8.12c     14.28c
Cargo                                  1,148,000      1.6%       55.29      0.14c      0.24c
Other                                    714,000      1.0%       34.36      0.08c      0.15c
                                     -----------    -----    ---------  ---------  ---------
Total operating revenues             $70,393,000    100.0%   $3,387.06      8.34c     14.67c
                                     ===========    =====    =========  =========  =========

                                                              EXPENSE/   EXPENSE/
                                        AMOUNT     PERCENT   BLOCK HOUR    ASM
                                     -----------   -------   ---------   ---------
EXPENSES
--------
Flight operations                    $28,019,000     39.8%   $1,348.17      3.32c
Aircraft and traffic servicing        18,487,000     26.3%      889.53      2.19c
Maintenance                           11,732,000     16.7%      564.50      1.39c
Promotion and sales                   14,219,000     20.2%      684.16      1.68c
General and administrative             3,321,000      4.7%      159.79       .40c
Depreciation and amortization            547,000      0.8%       26.32       .06c
                                     -----------    -----    ---------  ---------
Total operating expenses             $76,325,000    108.4%   $3,672.47      9.04c
                                     ===========    =====    =========  =========

The following table provides information regarding the Company's operating revenues and expenses for the year ended March 31, 1997.


                                                             REVENUE/
                                       AMOUNT      PERCENT  BLOCK HOUR   YIELD/ASM  YIELD/RPM
                                     -----------   -------  ----------   ---------  ---------
REVENUES
--------
Passenger                           $113,758,000     97.6%   $3,504.67      8.01c     13.54c
Cargo                                  1,956,000      1.7%       60.26      0.14c      0.23c
Other                                    787,000      0.7%       24.25      0.06c      0.09c
                                    ------------    -----    ---------  ---------  ---------
Total operating revenues            $116,501,000    100.0%   $3,589.17      8.21c     13.87c
                                    ============    =====    =========  =========  =========

                                                              EXPENSE/   EXPENSE/
                                        AMOUNT     PERCENT   BLOCK HOUR    ASM
                                     -----------   -------   ---------   ---------
EXPENSES
--------
Flight operations                   $ 52,651,000     45.2%   $1,622.08      3.71c
Aircraft and traffic servicing        24,849,000     21.3%      765.55      1.75c
Maintenance                           24,946,000     21.4%      768.54      1.76c
Promotion and sales                   21,526,000     18.5%      663.18      1.52c
General and administrative             4,618,000      4.0%      142.27       .33c
Depreciation and amortization          1,072,000      0.9%       33.03       .08c
                                    ------------    -----    ---------  ---------
Total operating expenses            $129,662,000    111.3%   $3,994,64      9.13c
                                    ============    =====    =========  =========

REVENUES

General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as market penetration is achieved. This occurred during the year ended March 31, 1996 in January, September and November 1995 when the Company commenced service between Denver and Omaha, Nebraska, Las Vegas, Nevada, Chicago (Midway), Illinois, Phoenix, Arizona, Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota and Salt Lake City, Utah. During the year ended March 31, 1997, the Company commenced service between Denver and Seattle/Tacoma, San Diego and St. Louis in May and June, 1996, and between Denver and Bloomington, Illinois via Omaha in January 1997.

The Company's results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. Following is a table of the Company's average fares:


                      Quarter Ended              Average Fare
                      -------------              ------------

                      June 30, 1995                  $96
                      September 30, 1995             $85
                      December 31, 1995              $80
                      March 31, 1996                 $93
                      June 30, 1996                  $98
                      September 30, 1996             $92
                      December 31,1996               $86
                      March 31, 1997                 $94


In connection with the modification in the Company's strategy, the Company reduced fares to maximize traffic and revenue. During the quarter ended September 30, 1995, the Company reduced its fares system-wide in order to "stimulate" markets and match competitors' fares. During the quarter ended December 31, 1995, the Company's average fare decreased to $80 as a result of introductory fares for its two new markets added in late September 1995 and the four new markets added during the month of November 1995. The Company's average fare for the quarters ended March 31, 1996 and June 30, 1996 increased to $93 and $98, respectively, largely as a result of the Company's new yield management system, the elimination of introductory fares, and the expiration of excise taxes on air transportation effective January 1, 1996. On August 27, 1996, the 10% excise tax on air transportation was reinstated through December 31, 1996. The decrease in the average fare of $98 for the quarter ended June 30, 1996 to $92 for the quarter ended September 30, 1996 and to $86 for the quarter ended December 31, 1996 was largely due to alleged anticompetitive activity by United Airlines in the Denver market which precluded the Company from adjusting fares to recover increased costs, including the reinstatement of the 10% excise tax. The excise tax expired again on December 31, 1996, was subsequently reinstated on March 7, 1997 and is scheduled to expire again on September 30, 1997. Management believes that the excise tax or some other type of tax will be reinstated immediately upon expiration of the present tax and may be as high as 10% of the fare. Given the elasticity of passenger demand, the Company believes that increases in fares will result in a decrease in passenger demand. To maintain passenger traffic in the face of an excise tax increase may require some downward adjustment in net fares realized by the Company. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the

Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. Passenger revenues are seasonal in each market.

Passenger Revenue. Passenger revenues totaled $113,758,000 for the year ended March 31, 1997 compared to $68,530,000 for the year ended March 31, 1996, or an increase of 66%. The number of revenue passengers carried was 1,180,000 for the year ended March 31, 1997 compared to 758,000 for the year ended March 31, 1997 or an increase of 56%. The average fare for the year ended March 31, 1997 was $93 compared to the average fare for the year ended March 31, 1996 of $88. The Company had an average of 9.6 aircraft in service during the year ended March 31, 1997 compared to an average of 5.7 aircraft during the year ended March 31, 1996 for an increase in ASMs of 575,559,000 or 68%.

An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the year ended March 31, 1997, the Company's break-even load factor was 66% compared to a passenger load factor of 59.2%. For the year ended March 31, 1996 the Company's break-even load factor was 61.8% compared to a passenger load factor of 56.9%. The Company's break-even load factor increased over the prior comparable period as increased price competition kept the Company from increasing fares to compensate for the higher fuel prices, short term aircraft lease expenses, and increased maintenance expenses associated with the Company's maintenance facility which began operations in September 1996. The increase in these expenses began during August 1996, which increased the break-even load factor from 58.3% for the quarter ended June 30, 1996 to 66% for the quarter ended September 30, 1996.
The Company experienced the full impact of these increased expenses in the quarter ended December 31, 1996, as the break-even load factor increased to 73.1%. The break-even load factor decreased to 68.1% for the quarter ended March 31, 1997 largely as a result in the increase in the average fare from $86 to $94 during the quarter ended March 31, 1997.

The improvement in the Company's load factor from 56.9% to 59.2% for year ended March 31, 1997 over the prior comparable period reflects the result of the Company's change in business strategy to provide service to higher volume markets. However, management believes that its load factor for the year ended March 31, 1997 could have been higher but was adversely affected by increased competitive fare pricing and by the public's initial reaction to two significant airline accidents which occurred during the year ended March 31, 1997. One of the accidents involved a low fare carrier and the other involved a major national airline. In both accidents the aircraft was destroyed and all passengers and crew were killed.

Cargo revenues, consisting of revenues from freight and mail service, totaled $1,956,000 and $1,148,000 for the years ended March 31, 1997 and 1996, representing 1.7% and 1.6% of total operating revenues, respectively. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

Other revenues, comprised principally of liquor sales and excess baggage fees, totaled $787,000 and $714,000 or less than 1% of total operating revenues for each of the years ended March 31, 1997 and 1996.

OPERATING EXPENSES

Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses increased to 111.3% of revenue for the year ended March 31, 1997 compared to 108.4% of revenue for the year ended March 31, 1996. Operating expenses increased as a percentage of revenue largely as result of an increase in flight operations expenses. Flight operations expenses were impacted by increased fuel prices, short-term lease expenses to replace aircraft undergoing scheduled maintenance and an increase in maintenance expenses as a result of the Company's start-up of its own maintenance facility to perform routine maintenance at Denver. As a result, total operating expenses for the year ended March 31, 1997 increased 70% over the prior comparable period.

Flight Operations. Flight operations expenses of $52,650,000 and $28,019,000 were 45.2% and 39.8% of total revenue for the year ended March 31, 1997 and 1996, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $21,551,000 for 25,926,000 gallons used and $11,775,000 for 16,706,000 gallons used resulted in an average fuel cost of 83.1c and 70.5c per gallon and represented 40.9% and 42.0% of total flight operations expenses for the years ended March 31, 1997 and 1996, respectively. The average fuel cost per gallon increased for the year ended March 31, 1997 over the comparable prior period due to an overall increase in the cost of fuel and the loss of the fuel tax exemption for the entire 1997 fiscal year. In 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3 cents per gallon. This tax increase was first imposed on the Company and other airlines effective October 1, 1995. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the years ended March 31, 1997 and 1996 averaged 799 and 804 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft and an increase in the average length of haul.

Aircraft lease and insurance expenses, excluding short-term aircraft lease expenses, totaled $15,983,000 (13.7% of total revenue) and $7,980,000 (11.3% of total revenue) for the years ended March 31, 1997 and 1996, respectively, or an increase of 100.3%. The increase is partially attributable to the increase in the average number of aircraft in service to 9.6 from 5.7 for the years ended March 31, 1997 and 1996, respectively, and partially due to higher lease expenses on larger and newer aircraft fleet additions. Beginning August 1996 and November 1995, the Company entered into short-term aircraft lease agreements in order to add a partial spare aircraft to its fleet to improve the Company's on-time performance and completion factors for the year ended March 31, 1997, and to substitute for aircraft in the Company's fleet which rotated out of service for scheduled maintenance for the years ended March 31, 1997 and 1996. The final short-term aircraft lease agreement terminated March 31, 1997. Total expenses associated with the short-term aircraft lease agreements totaled $3,359,000 during the months of August through December 1996 and $526,000 for the months of November 1995 through December 1995. The Company paid a premium for short-term lease agreements and does not anticipate future short-term agreements due to the addition of aircraft to its fleet.

Pilot and flight attendant compensation totaled $6,671,000 and $4,025,000 or 5.7% for each of the years ended March 31, 1997 and 1996, or an increase of 65.8%. Pilot and flight attendant compensation increased principally as a result of a 68.4% increase in the average number of aircraft in service and an increase of 56.1% in block hours. During the fiscal year ended March 31, 1997, the Company added two leased aircraft to its fleet in June 1996 and December 1996. During the fiscal year ended March 31, 1996 the Company added two leased
aircraft to its fleet in October 1995.   The Company pays pilot and flight
attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the years ended March 31, 1997 and 1996 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $24,849,000 and $18,487,000 for the years ended March 31, 1997 and 1996, respectively, and represented 21.3% and 26.3% of total revenue. These include all expenses incurred at airports served by the Company, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the year ended March 31, 1997 over the year ended March 31, 1996 as a result of the Company's rental costs (in particular, the gate rentals at DIA) which are largely fixed costs, remaining relatively constant as compared to the increase in revenue. Additionally, the Company began its own "above wing" operations at DIA (including passenger check-in at ticket counters, concourse gate operations and cabin cleaning) effective April 1996, Los Angeles International Airport in June 1996, Chicago (Midway) in July 1996, Seattle-Tacoma in August 1996, and El Paso, Texas effective October 1996 rather than contracting these services through a third party supplier. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

Maintenance. Maintenance expenses of $24,946,000 and $11,732,000 were 21.4% and 16.7% of total revenue for the years ended March 31, 1997 and 1996, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $769 and $565 per block hour for the years ended March 31, 1997 and 1996, respectively. Continental Airlines had been providing routine aircraft maintenance services for the Company at Denver. Continental discontinued this service in mid-September 1996. As a result of the discontinued service, the Company hired its own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by the Company, together with the cost of leasing adequate hangar space, increased the Company's maintenance cost per block hour. Management believes that these costs will normalize as it adds additional aircraft to its fleet.

During the year ended March 31, 1997, the Company revised the timing of its scheduled maintenance and related estimates for its engine maintenance reserves. The revised estimate resulted in an additional reserve accrual of approximately $765,000 which approximates $23 of the total maintenance cost per block hour of $768 for the year ended March 31, 1997.

Promotion and Sales. Promotion and sales expenses totaled $21,526,000 and $14,219,000 and were 18.5% and 20.2% of passenger revenue for the years ended March 31, 1997 and 1996, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expenses per passenger were $18.24 and $18.75 for the years ended March 31, 1997 and 1996, respectively.
The 51c reduction is largely a result of a decrease in interline service charges and communication expenses.

The Company's interline service charges decreased as a result of a 2.8% reduction in the percentage of interline revenue to total revenues. Interline revenue is for travel on the Company's flights ticketed by another airline on connecting traffic. The decrease in interline revenue as a percentage of total revenues is a result of route reductions in regional markets.

Advertising expenses of $2,482,000 were 2.2% of passenger revenues for the year ended March 31, 1997, compared to approximately $1,619,000 or 2.4% of passenger revenues for the year ended March 31, 1996. As new cities are added to the Company's flight schedule, advertising and marketing promotions are designed and implemented to increase awareness of the Company's new service, name and brand awareness. Advertising expenses decreased as a percentage of passenger revenues as the Company entered four new markets during the year ended March 31, 1997 compared to six new markets during the year ended March 31, 1996, offset by an increase in advertising expenses during the year ended March 31, 1997 as a result of increased fare competition by United Airlines.

General and Administrative. General and administrative expenses for the years ended March 31, 1997 and 1996 totaling $4,618,000 and $3,321,000 were 4.0% and
4.7% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. The overall increase in general and administrative expenses is largely a result of an increase in employee benefits and office rent with the increase in the number of full and part-time employees from 533 in March 1996 to 738 in March 1997 and an increase in revenue accounting fees as a result of a 55.6% increase in revenue passengers carried.

Depreciation and Amortization. Depreciation and amortization expense of $1,072,000 and $547,000 were approximately one percent of total revenue for the years ended March 31, 1997 and 1996, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

Nonoperating Income (Expenses). Total net nonoperating income totaled $975,000 for the year ended March 31, 1997 compared to $351,000 for the year ended March 31, 1996, or an increase of 178% principally a result of an increase in interest income of 146%. Interest income increased over the prior comparable period as a result of increases in cash which occurred during the first quarter of the year ended March 31, 1997 as a result of profitable operations during that quarter, a private placement of the Company's Common Stock in April 1996, and capital raised from the exercise of the Company's warrants.

Expenses per ASM. The Company's expenses per ASM for the years ended March 31, 1997 and 1996 were 9.13c and 9.04c, respectively, or an increase of 1%. Expenses per ASM increased over the comparable period as a result of increased flight operation expenses resulting from an increase in short-term aircraft lease and fuel expenses and increased maintenance expenses largely a result of the Company's start-up of its own maintenance facility, offset by economies of scale as the fixed costs were spread across a larger base of operations.

Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on five of its Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet reflected cash, cash equivalents and short-term investments of $10,286,000 at March 31, 1997. At March 31, 1997, total current assets were $31,470,000 as compared to $32,745,000 of total current liabilities, resulting in a working capital deficit of $1,275,000. At March 31, 1996, total current assets were $25,797,000 as compared to $25,844,000 of total current liabilities, resulting in a working deficit of $47,000.

Cash used by operating activities for the year ended March 31, 1997 was $6,409,000. This is largely attributable to the Company's net loss for the period and increases in trade receivables and maintenance deposits, offset by increases in accounts payable, other accrued expenses, and air traffic liability. Cash used by operating activities for the year ended March 31, 1996 was $828,000. This is attributed primarily to the Company's net loss for the period, increases in trade receivables, maintenance and other deposits, prepaid expenses and other assets and a decrease in other accrued expenses, offset by an increase in accounts payable, air traffic liability, and accrued maintenance expenses.

Cash used in investing activities for the year ended March 31, 1997 was $5,549,000. Restricted cash increased $600,000 for collateral for a letter of credit given to an aircraft lessor in lieu of a cash security deposit for the Boeing 737-300 aircraft leased in November 1996. The Company spent $2,628,000 for initial lease acquisition security deposits for two Boeing 737-200 and partial security deposits for four Boeing 737-300 aircraft leased during the year ended March 31, 1997 with one delivered in May 1997 and the remaining three to be delivered during the Company's fiscal year ending March 31, 1998. The Company made capital expenditures totaling $3,435,000 for equipment, spare engine, aircraft parts, and aircraft improvements, maintenance equipment for its maintenance facility which began operations in September 1996, ground equipment, computer equipment, and leasehold improvements.

Cash used in investing activities totaled $3,895,000 for the year ended March 31, 1996. The Company spent $1,661,000 for initial lease acquisition security deposits for the two Boeing 737-300 aircraft leased in November 1995 and the remaining as security deposit requirements on the five Boeing 737-200 aircraft leased in 1994. The Company made capital expenditures totaling $1,098,000 for spare parts, ground equipment, computer equipment, leasehold improvements and maintenance equipment and was partially offset by miscellaneous equipment sales as a result of closing operations in Montana.

Cash provided by financing activities for the years ended March 31, 1997 and 1996 was $15,885,000 and $7,248,000, respectively. In April 1996, the Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,721,000. In May 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to warrants not exercised on or before June 28, 1996. The Company received net proceeds from the exercise of these warrants of approximately $13,278,000. During the year ended March 31, 1996, the Company completed a secondary public offering of the Company's Common Stock with net proceeds of $6,305,000. The Company currently has no lines of credit.

Five of the Company's Boeing 737-200 aircraft are leased under operating leases which originally expired in 1997. The leases provide for up to two renewal terms of two years each with no increase in basic rent. The Company renewed the leases for the first two-year renewal period and these leases now expire in the year 1999. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $3,644,000, respectively, at March 31, 1997.

The Company leased two Boeing 737-300 aircraft under operating leases in November 1995, which expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $2,776,000, respectively, at March 31, 1997. These aircraft are compliant with FAA Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at an aggregate purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in the year 2001. The Company was required to make security deposits totaling $858,000. Commencing July 1996 the Company was required to make monthly deposits for maintenance for these leased aircraft. At March 31, 1997, these deposits totaled $1,469,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA
Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's Common Stock at an aggregate purchase price of $503,300 per warrant.

In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company was required to secure the aircraft lease with a letter of credit totaling $600,000. The Company is required to make monthly cash deposits for maintenance for this aircraft. As of March 31, 1997, the Company had made maintenance deposits associated with this leased aircraft totaling $259,000.

During the year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft with scheduled deliveries during the Company's fiscal year ended March 31, 1998. The Company took delivery of one of these aircraft in May 1997, two have scheduled deliveries in August 1997 and the fourth is scheduled for delivery in January 1998. Delivery of the January 1998 aircraft is subject to the Company maintaining certain financial covenants which, if not met, permit the lessor to terminate the lease prior to delivery. In connection with the Boeing 737-300 aircraft to be delivered in August 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. At March 31, 1997, the Company had made security deposits totaling $1,818,750 with respect to these aircraft and is required to make additional security deposits between July 1997 and April 1998 totaling $1,292,500 with respect to these aircraft leases. Two each of these lease agreements have seven and eight year terms from date of delivery, respectively. Two of these leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs.

Management is continuing to take steps designed to improve the Company's operating performance. Effective September 11, 1996, the Company eliminated its Bismarck and Fargo, North Dakota destinations due to the unprofitability of these routes. The aircraft used to serve these destinations were redeployed to more heavily traveled routes elsewhere on the Company's route system.

Effective January 28, 1997, the Company introduced electronic ticketing. Passengers who call the Company directly are presently given the option of receiving a paper ticket or a confirmation number in lieu of a paper ticket. Electronic ticketing will save the Company postage and handling costs, the cost of paper tickets, and reduced revenue accounting fees because the accounting for electronic ticketing is automated. The Company plans to offer its passengers the option of booking flight reservations through the Company's Internet site starting in the summer of 1997.

The Company is exploring various means to reduce expenses. These include further reductions in credit card fees and addition of an in-house revenue accounting system. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own "above wing" operations rather than continuing to contract out these services. Since April 1996, conversions to the Company's own "above wing" operations occurred at nine of the Company's 15 airport stations.

The Company has a contract with a credit card processor that requires the Company to provide a letter of credit to match the total amount of air traffic liability associated with credit card customers if the Company does not meet certain financial covenants and if the credit card processor requests that the collateral be increased. Although the Company was not in default under the financial covenants required by the contract as of July 1, 1997, there can be no assurance that in the future the Company will be able to meet these financial covenants. If it were in default as of July 1, 1997, the Company could be required under this contract to increase the collateral amount from its present level of $2,000,000 to $4,537,000, which would increase the Company's current restricted investment balance accordingly.

The Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected.

Under the terms of the Merger Agreement with Western Pacific, additional aircraft leases by the Company would require Western Pacific's approval. The Company's goal is to lease a number of additional aircraft to serve additional cities from Denver. The Company believes that such a route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. The proceeds from the private placement completed in April 1996 and the exercise of the warrants in June 1996 have provided additional working capital for the Company and, subject to aircraft availability, will enable it to further expand its operations through the leasing of additional aircraft. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in its new markets and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business and the competitiveness of the airline industry, which often requires quick reaction by management to changes in market conditions, the Company may require additional capital to maintain or further expand its business.

Effective February 11, 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver, on the one hand, and Phoenix and Las Vegas on the other hand, two markets in which the Company provides service, as well as additional United Airlines flights in certain of the Company's other markets. This additional competition, as well as other competitive activities by United (see Part I, Item 3 "Legal Proceedings") and other carriers, have had and could continue to have a material adverse effect on the Company's revenues and results of operations.

The Company has incurred substantial operating losses in 1997 and 1996 and has a working capital deficit at March 31, 1997. In addition, the Company has substantial contractual commitments for leasing and maintaining aircraft. The Company believes that its existing cash balances coupled with improved operating results projected for fiscal 1998 will be adequate to fund the Company's operations at least through March 31, 1998. There can be no assurances, however, that the Company will be successful in improving its operating results in fiscal 1998. If its operating results do not improve, or if the Merger Agreement with Western Pacific does not close, the Company anticipates that it would be required to obtain additional capital or other financing to fund its operations.

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

                                   PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table contains the name, age and position with the Company of each executive officer and director of the Company as of June 1997. Their respective backgrounds are described following the table. Each of these officers devotes his or her full-time efforts to the affairs of the Company.


       NAME             AGE                    POSITION
       ----             ---                    --------

Samuel D. Addoms         57  President, Chief Executive Officer, Chief Financial
                             Officer and Director

Jimmie P. Wyche          62  Executive Vice President-Operations

Jon L. Bartram           59  Vice President-Maintenance

William B. Durlin        71  Vice President-Technical Services

Jeff S. Potter           37  Vice President-Marketing

Elissa A. Potucek        40  Vice President, Controller and Treasurer

Robert M. Schulman       64  Vice President-Corporate Communications

Arthur T. Voss           54  Vice President-Administration and General Counsel;
                             Secretary

Paul Stephen Dempsey     46  Director and Vice Chairman of the Board of
                             Directors

B. LaRae Orullian        64  Director and Chair of the Board of Directors

William B. McNamara      65  Director

D. Dale Browning         59  Director

SAMUEL D. ADDOMS is President, Chief Executive Officer, Chief Financial Officer and a director of the Company, having earlier served as Executive Vice President, Treasurer and a director of the Company during its early development in 1993 through September 1994 when he was elected to the position of President. He was elected Chief Executive Officer effective January 1, 1995. Before commencing his involvement in the development of the Company in 1993, he was associated with some 15 firms for the previous ten years, either as an officer, director or consultant. These include Gelco Corporation, Connecting Point of America and Communications World, Inc. His 35 years of management experience include positions as President and Vice President-Finance of Monfort of Colorado, President of the Denver National Bank and Vice President of the Continental Illinois National Bank in Chicago.

JIMMIE P. WYCHE has been Executive Vice President-Operations of the Company since August 1995. Prior to that he had been Vice President-Flight Operations of the Company since its inception in February 1994. From 1989 to early 1994 Mr. Wyche was a jet captain with Skyways International, headquartered in Houston, Texas. From 1987 to 1989, he served as Director-Flight Operations with Ports of Call, a Denver-based charter airline. He served in various capacities with the former Frontier Airlines, Inc. between 1961 and 1985, starting as a pilot and then in a succession of management positions including Assistant Chief Pilot, Chief Pilot and Vice President-Flight Operations. He has over 15,500 flying hours.

JON L. BARTRAM has been Vice President-Maintenance of the Company since December 1994. From 1993 to 1994 he served as Vice President-Maintenance Operations for DynAir Tech of Texas. He held a number of key maintenance positions with Alaska Airlines between 1987 and 1993 including Director-Production Planning and Director-Base Maintenance. He was an Air Carrier Inspector for the Federal Aviation Administration between 1986 and 1987. Before this, he served with he former Frontier Airlines, Inc., for 27 years (1959-1986) in a succession of maintenance management positions including Director-Base Maintenance and Director-Technical Services.

WILLIAM B. DURLIN has been Vice President-Technical Services of the Company since August 1995. Prior to that he had been Vice President, Maintenance and Engineering of the Company since February 1994. Between 1990 and 1993 he served as a consultant to aircraft leasing companies. From 1989 to 1990 he was Vice President-Maintenance and Engineering of Hawaiian Airlines, Inc. in Honolulu, Hawaii. From 1987 to 1988 he was Director of Aircraft Sales for United Airlines. He served in various capacities with the former Frontier Airlines, Inc. from 1948 to 1986, most recently as Vice President-Aircraft Procurement and Vice President-Engineering and Quality Control.

JEFF S. POTTER has been Vice President-Marketing of the Company since July 1995. From 1993 to 1995 he was Regional Director of Commercial Marketing-Pacific and Asia, for McDonnell Douglas Corporation, Long Beach, California. He served from 1992 to 1993 as Director-Domestic Schedule Development for Northwest Airlines in Minneapolis, Minnesota, having earlier held a succession of marketing management positions with Continental Airlines (1988-1991), Houston, Texas; Northwest Airlines (1986-1988), Minneapolis, Minnesota; Pacific Southwest Airlines (1985-
1986), San Diego, California; and the former Frontier Airlines, Inc. (1981-
1985), Denver, Colorado.

ELISSA A. POTUCEK has been Controller/Treasurer of the Company since June 1995 and was promoted to Vice President in September 1996. From 1991 to 1995 she was Controller of Richardson Operating Company and Richardson Production Company, an oil and gas company based in Denver, Colorado. She served from 1990 to 1991 as Controller of Coral Companies, Inc., Denver, Colorado, having earlier held accounting positions with US West Paging, Inc. (1988-1989), Denver, Colorado, and KPMG Peat Marwick LLP (1985-1988), Denver, Colorado.

ROBERT M. SCHULMAN has been Vice President-Corporate Communications of the Company since its inception in February 1994. From 1986 to 1993 he was President of BSI Communications, a consulting firm specializing in public relations programs for airlines and travel agencies, while concurrently (1990-
1992) participating in the development and start-up of Reno Air, Inc., Reno Nevada. He served with the former Frontier Airlines, Inc. from 1974 to 1986, most recently as Senior Director-Corporate Communications. From 1972 to 1974 he was Public Information Officer of the Air Line Pilots Association, Washington, D.C.; from 1970 to 1972, Regional Manager-Public Relations of Eastern Airlines, Inc., Washington, D.C.; and from 1967 to 1970, Director-Corporate Communications of Mohawk Airlines, Inc., Utica, New York.

ARTHUR T. VOSS has been Vice President-Administration, General Counsel and Secretary of the Company since September 1995 and Vice President, General Counsel and Secretary of the Company since its inception in February 1994. From 1991 to present, Mr. Voss has been the Vice President-Legal of Professional Fee Examiners, Inc. a professional fee auditing firm based in Denver, Colorado. He was Vice President-Legal of Aeronautics Leasing, Inc., an aircraft leasing firm based in Golden, Colorado, from 1990 to 1991. From 1986 to 1989 he served as Vice President and General Counsel of Aspen Airways, Inc. He held various management positions in the Legal Department of the former Frontier Airlines, Inc. from 1971 to 1985, most recently as Associate General Counsel.

PAUL STEPHEN DEMPSEY has been a director of the Company since July 1994 and Vice Chairman of the Board of Directors since December 1996. He is Professor of Law and Director of the Transportation Law Program at the University of Denver, College of Law, Denver, Colorado, having been associated with the institution since 1979. He served as Legal Advisor to the Chairman, U.S. Interstate Commerce Commission, in 1981 and 1982; Attorney-Advisor to the former Civil Aeronautics Board's Office of General Counsel, and its Bureau of Pricing and Domestic Aviation, 1977-1979; and Attorney-Advisor to the Interstate Commerce Commission's Office of Proceedings, Interstate Commerce, 1975-1977. Dr. Dempsey holds the following degrees: A.B.J., J.D., University of Georgia; LL.M., George Washington University; and D.C.L., McGill University. A Fulbright Scholar, he has written more than 40 law review articles, scores of editorials for the news media and six books on topics relating to air transportation.

B. LARAE ORULLIAN has been a director of the Company since July 1994 and Chair of the Board of Directors since September 1995. She is Chair of the Board and a director of Colorado Business Bank-Denver Colorado; Vice Chair of Colorado Business Bank-Littleton, Colorado; a director of Colorado Business Bankshares, Inc., a bank holding company; Chair of Colorado Blue Cross/Blue Shield; and Chair of Rocky Mountain Administrative Services Corporation. She is a past National

President and former Chair of Girl Scouts of the U.S.A., and is currently active in or serves on the boards of 11 other organizations including the American Bankers Association Education Foundation Advisory Board, the Colorado Governor's Board of Ethics and the Downtown Denver Improvement Association.

WILLIAM B. MCNAMARA has been a director of the Company since May 1996. A retired 35-year airline executive specializing in financial management, he most recently served with Continental Airlines, Inc. (1987-1994) as Vice President-Finance. From 1983 to 1987 he was Staff Vice President-Finance with New York Air, Inc. Before that he served in a succession of positions with Trans World Airlines, Inc., for 22 years including service as Staff Vice President-Marketing Administration.

D. DALE BROWNING has been a director of the company since July 1996. A long-term bank and bank card executive, he has served since 1995 as President and Chief Executive Office of ProCard, Inc., Golden Colorado, and from 1993 to 1995 as a Senior Consultant to Visa International. He was President and Chief Executive Officer of the Colorado National Bank of Denver from 1986 through 1993, having concurrently served as Vice Chairman and Chief Operating Officer of Colorado National Bankshares and as Chief Executive Officer of Rocky Mountain BankCard System. In 1982 he founded Plus System, Inc., an international automatic teller machine network, and served as President of that company until 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% of the Company's Common Stock to file reports with the Securities and Exchange Commission regarding their ownership and regarding their acquisitions and dispositions of the Company's Common Stock. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 1997, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the cash and noncash compensation awarded to, earned by or paid to the chief executive officer of the Company (no officer of the Company had total salary and bonus exceeding $100,000) in the fiscal years ended March 31, 1997, 1996 and 1995.


                                                                             LONG-TERM
                                         ANNUAL COMPENSATION                COMPENSATION
                               ------------------------------------------   -------------
                                                             OTHER ANNUAL
                                                             COMPENSATION   STOCK OPTIONS
NAME AND PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)        $            GRANTED
---------------------------    ----   ---------   --------   ------------   -------------
Samuel D. Addoms,              1997   $79,846         0              0              0
Chief Executive Officer        1996   $48,229         0              0              0
                               1995   $53,260         0              0              0

DIRECTOR COMPENSATION

For the year ended March 31, 1997, the Company paid each director who is not a Company employee $5,000 for serving in that capacity. For the Company's fiscal year beginning April 1, 1997 and ending March 31, 1998, the Company has agreed to pay each such director $10,000 for serving as a director. Directors who are also employees of the Company receive no additional compensation for serving as directors. The Company reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors. The Company's outside directors are also eligible to receive stock options under the Company's 1994 Stock Option Plan. During the year ended March 31, 1997, the Company granted nonqualified options to purchase 10,000 shares at exercise prices of $7.75 per share and $9.00 per share, respectively, to each of Messrs. McNamara and Browning, nonqualified options to purchase 5,000 shares at $7.75 per share to each of Mr. Dempsey and Ms. Orullian, and nonqualified options to purchase 20,000 shares to Mr. Dempsey at $4.00 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth certain information regarding options held by the Chief Executive Officer of the Company at the end of fiscal 1997. There were no options granted to or exercised by the Chief Executive Officer of the Company during the fiscal year ended March 31, 1997.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
             ---------------------------------------------------------------------------------
                                                      NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                      SHARES                         UNDERLYING UNEXERCISED           IN-THE-MONEY
                    ACQUIRED ON                            OPTIONS AT                  OPTIONS AT
NAME                 EXERCISE (#)    VALUE           MARCH 31, 1997 (#)           MARCH 31, 1997 (1)
------------------  -----------    REALIZED ($)   --------------------------   --------------------------
                                  -----------
                                                  EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                                                  -----------  -------------   -----------  -------------
Samuel D. Addoms       None           N/A            212,500           0         $ 717,188         0

(1) Based on the closing bid price of the Common Stock on the Nasdaq SmallCap Market of $3.375 per share on March 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 30, 1997 by (i) each director of the Company and (ii) all directors and executive officers as a group. To the knowledge of the Company, no person owns beneficially more than five percent of the Company's outstanding Common Stock.


                     SHARES BENEFICIALLY
             NAME AND ADDRESS OF BENEFICIAL OWNER               PERCENTAGE OF OWNED   OWNERSHIP (1)
             ------------------------------------               -------------------   -------------
Samuel D. Addoms
 12015 East 46/th/ Avenue
 Denver, Colorado  80239                                            257,918 (2)           2.9%

Paul S. Dempsey
 12015 East 46/th/ Avenue
 Denver, Colorado  80239                                             27,000 (3)             *

B. LaRae Orullian
 12015 East 46/th/ Avenue
 Denver, Colorado  80239                                             25,000 (4)             *

William B. McNamara
 12015 East 46/th/ Avenue
 Denver, Colorado  80239                                             20,000 (5)             *

D. Dale Browning
 12015 East 46/th/ Avenue
 Denver, Colorado  80239                                             20,000 (5)             *

All directors and executive officers as a group (12 persons)        974,490 (6)          11.2%

*  Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of filing of this report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report have been exercised and converted. This table assumes a base of 8,844,375 shares of Common Stock outstanding as of the date of this report, before any consideration is given to other outstanding options, warrants or convertible securities.
(2) Includes 212,500 shares held under option, all of which are currently exercisable, and 1,418 allocated ESOP shares.
(3) Includes 25,000 shares held under option, all of which are currently exercisable.
(4) Consists of 25,000 shares held under option, all of which are currently exercisable.
(5) Consists of 20,000 shares held under option, all of which are currently exercisable.
(6) Includes 862,769 shares held under option by the Company's directors and executive officers, which are exercisable within 60 days of this report, and 9,721 allocated ESOP shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

One of the Company's outside directors, Paul S. Dempsey, provides legal services to the Company at a fixed hourly rate. During the fiscal year ending March 31, 1997, the Company paid Mr. Dempsey approximately $8,000 for such services.

ITEM 13(a):  EXHIBITS.

Exhibit
Numbers   Description of Exhibits
-------   -----------------------

  3.1     Amended and Restated Articles of Incorporation of the Company. (1)

  3.2     Amended Bylaws of the Company (June 9, 1997). (5)

  4.1     Specimen Common Stock certificate of the Company. (1)

  4.2 The Amended and Restated Articles of Incorporation and Amended Bylaws of the Company are included as Exhibits 3.1 and 3.2.

  4.3     Form of Warrant. (1)

  4.4 Rights Agreement, dated as of February 20, 1997, between Frontier Airlines, Inc. and American Securities Transfer & Trust, Inc, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively, incorporated by reference to Frontier Airlines, Inc. Registration Statement on Form 8-A dated March 11, 1997. (6)

  4.4(a)  Amendment to Rights Agreement dated June 30, 1997. (5)

  10.1    Office Lease. (1)

  10.2    Office Lease Supplements and Amendments. (5)

  10.3    1994 Stock Option Plan. (1)

  10.4    Amendment No. 1 to 1994 Stock Option Plan. (2)

  10.4(a) Amendment No. 2 to 1994 Stock Option Plan (5)

  10.5    Registration Rights Agreement. (1)

  10.6    Sales Agreement. (1)

  10.7      Airport Use and Facilities Agreement, Denver International Airport
            (2)

  10.8      Aircraft Lease Agreement dated as of July 26, 1994. (2)

  10.8(a) Assignment and Assumption Agreements dated as of March 28, 1997 and March 20, 1997 between USAirways, Inc. and First Security Bank, National Association ("Trustee") and Frontier Airlines, Inc. (5)

  10.8(b) Amendment No. 1, dated June 5, 1997, to Lease Agreement dated as of July 26, 1994 between Frontier Airlines, Inc. and First Security Bank, National Association. (5)

  10.9      Code Sharing Agreement. (5)

  10.10     Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23177).
            (3)

  10.11     Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23257).
            (3)

  10.12     Aircraft Lease Agreement dated as of May 1, 1996. (3)

  10.13     Aircraft Lease Agreement dated as of June 3, 1996. (3)

  10.14 Aircraft Lease Agreement dated as of June 12, 1996. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (3)

  10.15 Operating Lease Agreement dated November 1, 1996 between the Company and First Security Bank, National Association. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

  10.16 Aircraft Lease Agreement (MSN 28760) dated as of December 12, 1996 between the Company and Boullion Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

  10.16(a) Amendment No. 1 to Aircraft Lease Agreement (MSN 28760) dated May 20, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.17 Aircraft Lease Agreement (MSN 28662) dated as of December 12, 1996 between the Company and Boullion Aircraft Holding Company, Inc. Portions of this

            Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

  10.17(a) Amendment No. 1 to Aircraft Lease Agreement (MSN 28662) dated May 20, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.18 Aircraft Lease Agreement (MSN 28563) dated as of March 25, 1997 between the Company and General Electric Capital Corporation. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.19 Space and Use Agreement with Continental Airlines, as amended. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.20 Letter of Understanding with Continental Airlines dated August 16, 1996. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.21 Service Agreement between Frontier Airlines, Inc. and Greenwich Air Services, Inc. dated May 19, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.22 Agreement between Frontier Airlines, Inc. and Dallas Aerospace, Inc. dated April 17, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.23 General Services Agreement between Frontier Airlines, Inc. and Tramco, Inc. dated as of August 6, 1996. (5)

  10.24 General Terms Engine Lease Agreement between Frontier Airlines, Inc. and Terandon Leasing Corporation dated as of August 15, 1996, as assigned to U.S. Bancorp Leasing and Financial on February 19, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.25 Lease Agreement between Frontier Airlines, Inc. and Aircraft Instrument and Radio Company, Inc. dated December 11, 1995. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.26 Agreement and Plan of Merger between Western Pacific Airlines, Inc. and Frontier Airlines, Inc. dated June 30, 1997. (5)

  23.1    Consent of KPMG Peat Marwick LLP  (5)

  27.1    Financial Data Schedule (5)

________________

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission File No. 33-77790-D, declared effective May 20, 1994.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 29, 1995.
(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 24, 1996.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB, Commission File No. 0-4877, filed on February 13, 1997.
(5)  Filed herewith.
(6) Incorporated by reference from the Company's Report on Form 8-K filed on March 12, 1997.

ITEM 13(b):  REPORTS ON FORM 8-K.

Form 8-K filed on March 12, 1997 relating to Rights Agreement dated as of February 20, 1997.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRONTIER AIRLINES, INC.


Date: July 8, 1997            By: /s/ Samuel D. Addom
                                  ------------------------------------------
                              Samuel D. Addoms, Principal Executive
                              Officer and Principal Financial Officer


Date: July 8, 1997            By: /s/ Elissa A. Potucek
                                  ------------------------------------------
                              Elissa A. Potucek, Vice President, Controller,
                              Treasurer and Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 8, 1997            /s/ Samuel D. Addoms, Director
                              ----------------------------------------------
                              Samuel D. Addoms, Director


Date: July 8, 1997            /s/ William B. McNamara, Director
                              ----------------------------------------------
                              William B. McNamara, Director


Date: July 8, 1997            /s/ Paul Stephen Dempsey, Director
                              ----------------------------------------------
                              Paul Stephen Dempsey, Director


Date: July 8, 1997            /s/ B. LaRae Orullian, Director
                              ----------------------------------------------
                              B. LaRae Orullian, Director


Date: July 8, 1997            /s/  D. Dale Browning, Director
                              ----------------------------------------------
                              D. Dale Browning, Director

                         INDEPENDENT AUDITORS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTORS
FRONTIER AIRLINES, INC.:


We have audited the accompanying balance sheet of Frontier Airlines, Inc. as of March 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines, Inc. as of March 31, 1997 and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP


Denver, Colorado
June 20, 1997, except as to Note 12, which is as of June 30, 1997

FRONTIER AIRLINES, INC.
BALANCE SHEET--MARCH 31, 1997

ASSETS
------
Current assets:
  Cash and cash equivalents                              $   10,286,453
  Restricted investments                                      2,000,000
  Trade receivables, net of allowance for doubtful
     accounts of $71,713                                      7,451,342
  Maintenance deposits (note 5)                               6,968,379
  Prepaid expenses and other assets (note 2)                  3,449,871
  Inventories                                                   997,102
  Deferred lease expenses                                       289,579
  Note receivable - current portion                              27,288
                                                           ------------
                             Total current assets            31,470,014

Security, maintenance and other deposits (note 5)             6,596,660
Property and equipment, net (note 3)                          4,340,982
Note receivable - long-term portion                              31,762
Deferred lease and other expenses                               918,994
Restricted investments                                          734,133
                                                           ------------
                                                         $   44,092,545
                                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                       $    8,045,533
  Air traffic liability                                      13,058,632
  Other accrued expenses (note 4)                             3,318,043
  Accrued maintenance expense (note 5)                        8,277,115
  Note payable                                                    9,812
  Current portion of obligations under capital
  leases (note 5)                                                35,700
                                                           ------------
                        Total current liabilities            32,744,835

Accrued maintenance expense (note 5)                          1,408,363
Obligations under capital leases, excluding current
  portion (note 5)                                               56,444
                                                           ------------
                                Total liabilities            34,209,642
                                                          -------------

Stockholders' equity
  Preferred stock, no par value, authorized
     1,000,000 shares; none issued and outstanding                    -

  Common stock, no par value, stated value of
     $.001 per share, authorized 20,000,000
     shares; 8,844,375 shares issued and outstanding              8,844
  Additional paid-in capital                                 35,764,710
  Accumulated deficit                                       (25,890,651)
                                                          -------------
                   Total stockholders' equity                 9,882,903
                                                          -------------

Commitments and contingencies (notes 5, 7, 11 and 12)
                                                         $   44,092,545
                                                          =============
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
STATEMENTS OF OPERATIONS--YEARS ENDED MARCH 31, 1997 AND 1996

                                                               1997                      1996
                                                          --------------             --------------
Revenues:
  Passenger                                            $     113,758,027          $     68,530,051
  Cargo                                                        1,956,150                 1,148,357
  Other                                                          786,457                   714,167
                                                          --------------             -------------
                                 Total revenues              116,500,634                70,392,575
                                                          --------------             -------------

Operating expenses:
  Flight operations                                           52,650,575                28,019,390
  Aircraft and traffic servicing                              24,849,388                18,486,719
  Maintenance                                                 24,945,636                11,732,102
  Promotion and sales                                         21,526,345                14,218,814
  General and administrative                                   4,617,982                 3,320,700
  Depreciation and amortization                                1,072,160                   547,514
                                                          --------------             -------------
                       Total operating expenses              129,662,086                76,325,239
                                                          --------------             -------------

                                 Operating loss              (13,161,452)               (5,932,664)
                                                          --------------             -------------

Nonoperating income (expenses):
  Interest income                                              1,033,508                   419,756
  Other, net                                                     (58,388)                  (68,774)
                                                          --------------             -------------

                 Total nonoperating income, net                  975,120                   350,982
                                                          --------------             -------------

Net loss                                               $     (12,186,332)               (5,581,682)
                                                          ==============             =============
Loss per common share                                             $(1.49)                    (1.23)
                                                          ==============             =============
Weighted average shares outstanding                            8,156,302                 4,536,914
                                                          ==============             =============
See accompanying notes to financial statements.


FRONTIER AIRLINES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY--YEARS ENDED MARCH 31, 1997 AND 1996


                                               Common stock
                                       ----------------------------
                                                                         Additional                      Total
                                                          Stated          paid-in      Accumulated   stockholders'
                                          Shares           value          capital        deficit        equity
                                       ------------     -----------     -----------   -------------  --------------
BALANCES,
  MARCH 31, 1995                       3,443,300         $  3,443        9,761,686      (8,122,637)     1,642,492
Contribution of common
  stock to employee stock
  ownership plan                         137,340                -          721,000               -        721,000
Issuance of compensatory
  common stock options                         -                -           60,500               -         60,500
Sale of common stock
  and warrants, net of
  offering costs of
  $1,230,000                           1,840,000            1,978        7,279,532               -      7,281,510
Issuance of warrants                           -                -          577,200               -        577,200
Net loss                                       -                -                -      (5,581,682)    (5,581,682)
                                      ----------     ------------      -----------      ----------      ---------
BALANCES,
  MARCH 31, 1996                       5,420,640            5,421       18,399,918     (13,704,319)     4,701,020
Sale of common stock,
  net of offering costs
  of $279,385                            678,733              679        2,720,615                      2,721,294
Exercise of common
  stock warrants, net
  of issuance costs of
  $55,518                              2,666,133            2,666       13,275,145                     13,277,811
Contribution of common
  stock to employee
  stock ownership plan                    78,869               78          499,922                        500,000
Issuance of warrants                                                       869,110                        869,110
Net loss                                                                               (12,186,332)   (12,186,332)
                                      ----------     ------------      -----------      ----------      ---------

BALANCES,
  MARCH 31, 1997                       8,844,375         $  8,844       35,764,710     (25,890,651)     9,882,903
                                      ==========     ============      ===========      ==========      =========
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
STATEMENTS OF CASH FLOWS--YEARS ENDED MARCH 31, 1997 AND 1996



                                                                   1997            1996
                                                               ------------     -----------
Cash flows from operating activities:
  Net loss                                                  $  (12,186,332)  $  (5,581,682)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
     Employee stock ownership plan compensation
     expense                                                       500,000         721,000
     Issuance of compensatory common stock options
                                                                         -          60,500
     Depreciation and amortization                               1,322,916         603,014
     Loss on sale of equipment                                       4,708          62,940
     Changes in operating assets and liabilities:
       Restricted investments                                       82,458        (842,574)
       Trade receivables                                        (1,579,184)     (2,289,183)
       Security, maintenance and other deposits                 (1,608,524)     (5,149,965)
       Prepaid expenses and other assets                          (562,954)     (2,269,203)
       Inventories                                                (427,926)       (362,581)
       Note receivable                                              10,950               -
       Accounts payable                                          3,643,071       1,590,072
       Air traffic liability                                     1,858,072       7,384,114
       Other accrued expenses                                    1,323,037        (337,294)
       Accrued maintenance expense                               1,151,443       5,572,559
                                                             -------------    ------------
           Net cash used by operating activities                (6,468,265)       (838,283)
                                                             -------------    ------------

Cash flows used by investing activities:
  Increase (decrease) in short-term investments                  1,168,200      (1,168,200)
  Increase in restricted investments                              (600,000)              -
  Aircraft lease deposits                                       (2,682,250)     (1,661,250)
  Capital expenditures                                          (3,434,789)     (1,097,788)
  Proceeds from sale of property and equipment                           -          32,440
                                                             -------------    ------------
           Net cash used in investing activities                (5,548,839)     (3,894,798)
                                                             -------------    ------------



Cash flows from financing activities:
  Net proceeds from issuance of common stock                    15,999,455       7,281,510
  Proceeds from short-term borrowings                               95,911         101,496
  Principal payments on short-term borrowings                      (96,540)        (91,055)
  Principal payments on obligations under capital leases           (54,523)        (34,357)
                                                             -------------    ------------
               Net cash provided by financing activities        15,944,303       7,257,594
                                                             -------------    ------------
               Net increase in cash and cash equivalents         3,927,199       2,524,513
Cash and cash equivalents, beginning of year                     6,359,254       3,834,741
                                                             -------------    ------------
Cash and cash equivalents, end of year                      $   10,286,453       6,359,254
                                                             =============    ============

SUPPLEMENTAL INFORMATION:

In the years ended March 31, 1997 and 1996 the Company issued warrants to aircraft lessors with an estimated fair market value totaling $869,110 and $577,200, respectively. The unamortized portion of deferred lease expense totaled $1,139,703 at March 31, 1997.

In the year ended March 31, 1996, the Company sold equipment and accepted a promissory note in lieu of cash for $70,000.

Interest of $20,435 and $22,671 was paid in cash during the year ended March 31, 1997 and 1996. No income taxes were paid in the years ended March 31, 1997 and 1996.

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS--MARCH 31, 1997


(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS AND INDUSTRY RISKS

     Frontier Airlines, Inc. (the Company) was incorporated in the State of Colorado on February 8, 1994 and is engaged in the business of operating a commercial airline based in Denver, Colorado which currently serves selected midwestern and western cities. The Company commenced airline operations on July 5, 1994.

     The airline industry is highly competitive primarily due to the effects of the Airline Deregulation Act of 1978, which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to flight frequencies and fares. The Company's results are highly sensitive to changes in fare levels. The Company cannot predict future fare levels, which can change rapidly, and are subject to actions by the Company's competitors.

     The airline industry is also characterized by low gross profit margins, with fixed costs that are high in relation to revenues. Accordingly, a shortfall from expected revenue levels can have a material adverse effect on profitability and liquidity, including the Company's. The Company's connecting hub is located at Denver International Airport (DIA). DIA opened in March 1995. Financed through revenue bonds, DIA depends on landing fees, gate rentals and other income from airlines, the traveling public and others to pay debt service and support operations. Management believes that the Company's operating costs at DIA will continue to substantially exceed those that other airlines incur at hub airports in other cities.

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

     PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company has two aircraft parts agreements for the Company's 11 Boeing 737 aircraft discussed in note 5, one with another air carrier and another with an aircraft parts supplier. The Company is required to pay a monthly consignment fee to each of these lessors, based on the value of the consigned parts, and to replenish any such parts when used with a like part. At March 31, 1997, the Company held consigned parts and supplies in the amount of approximately $7,105,944, which are not included in the Company's balance sheet.

     PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Major additions, betterments and renewals are capitalized. Depreciation and amortization is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

     Flight equipment                    5-20 years
     Improvements to leased aircraft     Life of improvements or term of
                                         lease, whichever is less
     Ground property, equipment, and     3-5 years or term of lease
       leasehold improvements

     Assets utilized under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset using the straight-line method. Amortization of capital leases is included in depreciation expense.

     MAINTENANCE

     Routine maintenance and repairs are charged to operations as incurred.

     Under the terms of its aircraft lease agreements, the Company is required to make monthly maintenance deposits based on usage; such deposits are applied against the cost of major airframe maintenance checks and landing gear and engine overhauls. These deposits are expensed in the month the usage was incurred and a liability for accrued maintenance is established. Deposit balances remaining at lease termination remain with the lessor and any remaining liability for maintenance checks is reversed against the deposit balance. Additionally, a provision is made for the estimated costs of scheduled major overhauls required to be performed on leased aircraft and components under the provisions of the aircraft lease agreements if the required monthly deposit amounts are not adequate to cover the entire cost of the scheduled maintenance. Accrued maintenance expense expected to be incurred beyond one year is classified as long-term.

     REVENUE RECOGNITION

     Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire and are net of excise taxes. Revenues which have been deferred are included in the accompanying balance sheet as air traffic liability.

     PASSENGER TRAFFIC COMMISSIONS AND RELATED EXPENSES

     Passenger traffic commissions and related expenses are expensed when the transportation is provided and the related revenue is recognized. Passenger traffic commissions and related expenses not yet recognized are included as a prepaid expense.

     FREQUENT FLYER AWARDS

     The Company had maintained a frequent travel award program that provided awards to program members based on accumulated segments flown, which was discontinued effective September 11, 1996. The Company allows its passengers to accumulate mileage on Continental Airlines' OnePass frequent flyer program. The cost of providing mileage on the

     OnePass program is based on an agreed upon rate per mileage credit, which is paid to Continental Airlines on a monthly basis.

     LOSS PER COMMON SHARE

     Loss per common share is computed based on the weighted average number of common shares and, if dilutive, common stock equivalent shares (options and warrants) outstanding during the respective periods.

     INCOME TAXES

     The Company accounts for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of the existing assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

     RECLASSIFICATIONS

     Certain 1996 financial statement balances have been reclassified to conform to the 1997 presentation.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 1997.

     STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS No. 123), was adopted by the Company effective April 1, 1996. As permitted under SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has included the pro forma disclosures required by SFAS No. 123 in Note 8.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121), was adopted by the Company effective April 1, 1997. SFAS No. 121 required that impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and either the undiscounted future cash flows estimated to be generated by those assets or the fair market value are less than the assets' carrying amount. The adoption of SFAS No. 121 had no effect on the Company's financial statements.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No.
     128). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This Statement simplifies the computation of earnings per share and is required to be adopted by the Company in the year ended March 31, 1998. The Company has not yet evaluated the effects of adopting this Statement.

(2)  PREPAID EXPENSES AND OTHER ASSETS

     The March 31, 1997 prepaid expenses and other assets is comprised of the following:

      Prepaid passenger traffic commissions and related expenses  $1,484,746
      Prepaid aircraft rentals                                       808,176
      Prepaid rent                                                   260,102
      Prepaid insurance                                              189,518
      Prepaid landing fees                                           141,120
      Other prepaid expenses and other assets                        566,209
                                                                  ----------
                                                                  $3,449,871
                                                                  ==========

(3) PROPERTY AND EQUIPMENT, NET

As of March 31, 1997 property and equipment consisted of the following:

      Flight equipment and improvements to leased aircraft        $3,251,284
      Ground property, equipment and leasehold improvements        2,923,658
                                                                  ----------
                                                                   6,174,942
      Less accumulated depreciation and amortization              (1,833,960)
                                                                  ----------
            Property and equipment, net                           $4,340,982
                                                                  ==========

Property and equipment includes certain office equipment under capital leases. At March 31, 1997, office equipment recorded under capital leases was $183,698 and accumulated amortization was $104,479.

(4)    OTHER ACCRUED EXPENSES

The March 31, 1997 other accrued expenses is comprised of the following:

      Accrued salaries and benefits        $1,950,001
      Federal excise taxes payable            522,061
      Deferred rent and lease payments        319,551
      Passenger facility charges              291,898
      Other                                   234,532
                                           ----------
                                           $3,318,043
                                           ==========

(5)  LEASE COMMITMENTS

     AIRCRAFT LEASES

     At March 31, 1997, the Company operated 11 aircraft which are accounted for under operating lease agreements with initial terms ranging from 2 to 8 years with certain leases that allow for renewal options. Security deposits related to aircraft leased and in service at March 31, 1997 totaled $2,988,500 and are included in security, maintenance and other deposits on the balance sheet.

     In addition to scheduled future minimum lease payments, the Company is required to pay to each aircraft lessor monthly cash deposits based on flight hours and cycles operated to provide funding for certain scheduled maintenance costs of leased aircraft. The lease agreements provide that the Company shall pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. At March 31, 1997, aircraft maintenance deposits totaled $8,142,176 and are reported as a component of security, maintenance and other deposits on the balance sheet.

     During the year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft with scheduled deliveries during the Company's fiscal year ended March 31, 1998. The Company took delivery of one of these aircraft in May 1997, two have scheduled deliveries in August 1997 and the fourth is scheduled for delivery in January 1998. Delivery of the January 1998 aircraft is subject to the Company maintaining certain financial covenants which, if not met, permit the lessor to terminate the lease prior to delivery. At March 31, 1997, the Company had made security deposits totaling $1,818,750 with respect to these aircraft and is required to make additional security deposits between July 1997 and April 1998 totaling $1,292,500 with respect to these aircraft leases. Two each of these lease agreements have 7 and 8 year terms from date of delivery, respectively. Two of these leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs.

     Any cash deposits paid to aircraft lessors for future scheduled maintenance costs to the extent not used during the lease term remain with the lessor, and any remaining liability for maintenance checks is reversed against the deposit balance. Maintenance deposits are unsecured and may be subject to the risk of loss in the event the lessors were not able to satisfy their obligations under the lease agreements.

     OTHER LEASES

     The Company leases a spare engine, office space and office equipment for its headquarters, airport facilities, certain ground equipment, and automobiles. The Company also leases certain airport gate facilities on a month-to-month basis.

     At March 31, 1997, commitments under capital and noncancelable operating leases (excluding maintenance deposit requirements) with terms in excess of one year were as follows:

                                                    Capital    Operating
                                                    Leases       Leases
                                                  ---------  ------------
      Year ended March 31:
         1998                                      $ 44,433   $ 29,593,591
         1999                                        44,433     34,305,536
         2000                                        16,656     30,110,931
         2001                                             -     18,746,062
         2002                                             -     17,844,752
         Thereafter                                       -     49,853,152
                                                   --------   ------------

            Total minimum lease payments            105,522    180,454,024
                                                              ============

      Less amount representing interest             (13,377)
                                                   --------

         Present value of obligations under
           capital leases                            92,145

      Less current portion of obligations under
         capital leases                              35,700
                                                   --------

      Obligations under capital leases,
         excluding current portion                 $ 56,445
                                                   --------

     The obligations under capital leases have been discounted at imputed interest rates ranging from 10.5% to 12.2%.

     Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 1997 and 1996 was $25,336,749 and $12,625,175,
     respectively.

(6)  INCOME TAXES

The Company has not recognized any income tax benefit related to net operating losses incurred for the years ended March 31, 1997 and 1996 because the benefit of the net operating losses were offset by an increase in the valuation allowance for net deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1997 are presented below:

      Deferred tax assets:
         Net operating loss carryforwards                   $ 7,603,000
         Start-up cost deferred for tax purposes                198,000
         Accrued maintenance not deductible for
             tax purposes                                       717,000
         Accrued vacation and health insurance liability
             not deductible for tax purposes                    395,000
         Other                                                  117,000
                                                            -----------

      Total gross deferred tax assets                         9,030,000

      Less valuation allowance                               (8,934,000)
                                                            -----------
                                                                 96,000
                                                            -----------
      Deferred tax liabilities:

      Equipment depreciation and amortization                   (96,000)
                                                            -----------

      Net deferred taxes                                    $      -
                                                            ===========

     The valuation allowance for deferred tax assets as of March 31, 1996 was $4,950,000. The increase in the valuation allowance for the year ended March 31, 1997 was $3,989,000. At March 31, 1997, the Company had net operating loss carryforwards of approximately $19,134,000, which expire in the years 2010 to 2012.

(7)  WARRANTS

The Company issued 2,670,000 warrants to purchase common stock in conjunction with a private placement and its initial public offering. Each warrant entitled the warrant holder to purchase one share of common stock for $5.00. These warrants were subject to redemption at $.05 per warrant by the Company on 45 days written notice if certain conditions were met. The Company met these conditions in May 1996 and on May 14, 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. 2,666,133 of the warrants were exercised with net proceeds to the Company totaling $13,275,000.

At completion of the Company's initial public offering, an underwriter acquired options to purchase up to 110,000 shares of common stock exercisable at a price equal to $5.525 per share. Additionally, the underwriter was granted up to 110,000 warrants to purchase common stock at a price equal to $.325 per warrant and $5.00 per share of common stock. The underwriters in a secondary public offering by the Company received a warrant to purchase 168,500 shares of common stock at $5.55 per share. The options and warrants issued to underwriters in connection with the initial and secondary public offerings expire, respectively, on May 20, 1999 and September 18, 2000.

In October 1995, the Company issued to each of two of its Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of Common Stock for an aggregate purchase price of $500,000. In June 1996, the Company issued two warrants to a Boeing 737-200 lessor, each warrant entitling the lessor to purchase 70,000 shares of common stock at an aggregate exercise price of $503,300 per warrant. In connection with a Boeing 737-300 aircraft to be delivered in August 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. Warrants issued to aircraft lessors, to the extent not earlier exercised, expire upon expiration of the aircraft leases in March 2000, May and June 2001, and September 2005.

(8)  STOCK OPTION PLAN

The Company has a stock option plan whereby the Board of Directors or its Compensation Committee may issue options to purchase shares of the Company's common stock to employees, officers, and directors of the Company.

Under the plan, the Company has reserved an aggregate of 2,250,000 shares of common stock for issuance pursuant to the exercise of options. With certain exceptions, options issued through March 31, 1997 generally vest one year from the date of grant and expire from March 9, 1999 to December 1, 2006. At March 31, 1997, 338,750 options are available for grant under the plan.

A summary of the Plan's stock option activity and related information for the years ended March 31, 1997 and 1996 are as follows:

                                            1997                    1996
                               ------------------------------------------------------
                                              Weighted-                  Weighted-
                                               Average                    Average
                                  Options   Exercise Price   Options   Exercise Price
                               ------------------------------------------------------
Outstanding-beginning of year    1,731,250       $1.27       1,631,250     $1.17
Granted                            180,000        7.40         100,000      3.07
                               ------------------------------------------------------
Outstanding-end of year          1,911,250       $1.85       1,731,250     $1.27
                               ======================================================

Exercisable at end of year       1,761,250       $1.39       1,671,250     $1.20

(8)  STOCK OPTION PLAN (CONTINUED)

Exercise prices for options outstanding under the plan as of March 31, 1997 ranged from $1.00 to $9.00 per option share. The weighted-average remaining contractual life of those options is 6.3 years. A summary of the outstanding and exercisable options at March 31, 1997, segregated by exercise price ranges, is as follows:

  ---------------------------------------------------------------------------------------
                                                     Weighted-
                                                      Average                   Weighted-
                                    Weighted-        Remaining                   Average
    Exercise Price     Options       Average        Contractual    Exercisable  Exercise
         Range       Outstanding  Exercise Price  Life (in years)    Options      Price
  ---------------------------------------------------------------------------------------

     $1.00 - $ 2.75    1,600,000       $1.09             5.8        1,600,000      $4.50
     $3.13 - $ 4.00      151,250        3.55             8.3          131,250       3.48
     $7.75 - $ 9.00      160,000        7.83             9.2           30,000       8.17
                   ----------------------------------------------------------------------
                       1,911,250       $1.85             6.3        1,761,250      $1.39
                   ======================================================================

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rate of 6.55% and 6.08%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 85.39% and 60.86%, and a weighted-average expected life of the options of 7 years for each year.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net loss for the years ended March 31, 1997 and 1996, would have been $12,633,987 and $5,628,091, and loss per common share would have been $1.55 and $1.24 per share respectively.

(9)  EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an Employee Stock Ownership Plan (ESOP) which inures to the benefit of each permanent employee of the Company, except those employees covered by a collective bargaining agreement that does not provide for participation in the ESOP. Company contributions to the ESOP are discretionary and vary from year to year. In order for an employee to receive an allocation of company common stock from the ESOP, the employee must be employed on the last day of the ESOP's plan year, with certain exceptions. The Company's annual contribution to the ESOP, if any, will be allocated among the eligible employees of the Company as of the end of each plan year in proportion to the relative compensation (as defined in the ESOP) earned that plan year by each of the eligible employees. The ESOP does not provide for contributions by participating employees. Employees will vest in contributions made to the ESOP based upon their years of service with the Company. A year of service is an ESOP plan year during which an employee has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participating employee will be fully vested after five years of service. Distributions from the ESOP will not be made to employees during employment. However, upon termination of employment with the Company, each employee will be entitled to receive the vested portion of his or her account balance.

The initial Company contribution to the ESOP was made on June 22, 1995 and consisted of 137,340 shares of Common Stock, of which 27,468 shares relate to the plan year ended March 31, 1995 and 109,872 shares relate to the period from April 1, 1995 to December 31, 1995. During the year ended March 31, 1997, the Company contributed 78,869 shares to the plan. The Company recognized compensation expense during the year ended March 31, 1997 of $500,000 related to its contribution to the ESOP.

(10) CONCENTRATION OF CREDIT RISK

The Company does not believe it is subject to any significant concentration of
credit risk relating to trade receivables.   At March 31, 1997, 75% of the
Company's trade receivables relate to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, or the United States Postal Service. These receivables are short-term, generally being settled shortly after sale or in the month following ticket usage.

(11) CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial position or results of operations.

(12) SUBSEQUENT EVENTS

On June 30, 1997, the Board of Directors of the Company approved an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "Merger") of the Company with Western Pacific Airlines, Inc. ("Western Pacific"). Upon consummation of the Merger, each shareholder of the Company will receive .75 shares (subject to adjustment in certain circumstances) of common stock of Western Pacific for each share of the Company's Common Stock held by such shareholder. The management of Western Pacific will retain managerial control of Western Pacific after the Merger. Three members of the Company's board of directors will be granted seats on Western Pacific's board of directors, which will be increased to nine members. The Company's investment banking firm has issued an opinion to the Company's Board of Directors that the provisions of the Merger Agreement are fair to the Company's shareholders from a financial point of view, and Western Pacific's board of directors has received a similar opinion from its investment banking firm with respect to Western Pacific.

The Merger Agreement provides that prior to the completion of the Merger, or termination of the Merger Agreement if that occurs before the Merger is completed, the operations of the Company and Western Pacific will generally be conducted in the ordinary course of business. The Company is prohibited from leasing additional aircraft, raising capital through equity or debt financings (except under certain conditions) or making major capital expenditures without Western Pacific's consent. Certain limitations are placed on Western Pacific's operations as well. The Merger Agreement provides that each company must pay the other a termination fee of $4 million in the event either company enters into a business combination with any other entity, and in certain other circumstances resulting in termination of the Merger Agreement.

Closing of the Merger is subject to several conditions, including approval of the Merger by the shareholders of the Company, regulatory approval of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act, effectiveness of a Registration Statement relating to issuance of Western Pacific common stock in the Merger and the continued effectiveness of the "fairness opinions" issued by each of the Company's and Western Pacific's investment banking firms. In addition, either the Company or Western Pacific may terminate the Merger Agreement in the event of a material adverse change in the financial condition, business, operations or prospects of the other party to the Merger. There can be no assurance that the conditions will be met or that the Merger will be consummated. The failure of the Company and Western Pacific to consummate the Merger could have a material adverse effect on the Company.

In connection with the Merger, the Company entered into a code share agreement (the "Code Share Agreement") with Western Pacific which provides that the parties will jointly market their flight schedules by permitting each party to assign its airline designator code to flights operated by the other party. The Code Share Agreement terminates on December 31, 1997; provided, however, that if the

Merger terminates under certain conditions then the Code Share Agreement will terminate on December 31, 1998.