Form 10-Q
period 1997-06-30
FRONTIER AIRLINES INC /CO/
filed 1997-08-13
CIK 921929

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997


[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-24126



                            FRONTIER AIRLINES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)




              Colorado                                       84-1256945
------------------------------------------------  ------------------------------
(State or other jurisdiction of incorporated or          (I.R.S. Employer
 organization)                                            Identification No.)


                 12015 E. 46th Avenue, Denver, CO        80239
              --------------------------------------    --------
             (Address of principal executive offices)  (Zip Code)


Issuer's telephone number including area code:  (303) 371-7400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----


The number of shares of the Company's Common Stock outstanding as of August 8, 1997 was 9,091,563.

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION


                                                                  Page
                                                                  ----

ITEM 1.   FINANCIAL INFORMATION

          Financial Statements                                      1


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                       5




                          PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES                                    16


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         16

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
FRONTIER AIRLINES, INC.
BALANCE SHEETS

                                            JUNE 30,
                                             1997           MARCH 31,
                                          (UNAUDITED)         1997
                                          ------------   ------------
ASSETS
------
Current assets:
    Cash and cash equivalents             $  8,531,252   $ 10,286,453
    Restricted investments                   2,000,000      2,000,000
    Trade receivables, net of allowance
      for doubtful accounts of $115,097
      and $71,713 at June 30, 1997 and
      March 31, 1997                         7,067,713      7,451,342
    Maintenance deposits                     8,275,474      6,968,379
    Prepaid expenses and other assets        3,822,334      3,449,871
    Inventories                                994,433        997,102
    Deferred lease expenses                    293,868        289,579
    Note receivable - current portion           27,838         27,288
                                          ------------   ------------
            Total current assets            31,012,912     31,470,014


Security, maintenance and other deposits     7,078,536      6,596,660
Property and equipment, net                  4,634,014      4,340,982
Note receivable - long-term portion             24,509         31,762
Deferred lease and other expenses              923,966        918,994
Restricted investments                         734,262        734,133
                                          ------------   ------------
                                          $ 44,408,199   $ 44,092,545
                                          ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                      $  6,790,625   $  8,045,533
    Air traffic liability                   13,390,120     13,058,632
    Other accrued expenses                   4,421,099      3,318,043
    Accrued maintenance expense             10,104,288      8,277,115
    Note payable                               152,300          9,812
    Current portion of obligations
     under capital leases                       36,728         35,700
                                          ------------   ------------
            Total current liabilities       34,895,160     32,744,835


Accrued maintenance expense                  1,669,925      1,408,363
Obligations under capital leases,
  excluding current portion                     46,868         56,444
                                          ------------   ------------
            Total liabilities               36,611,953     34,209,642
                                          ------------   ------------


Stockholders' equity
    Preferred stock, no par value,
      authorized 1,000,000 shares;
      none issued and outstanding                  -              -
    Common stock, no par value, stated
      value of $.001 per share,
      authorized 20,000,000 shares;
      8,844,375 shares issued and
      outstanding                                8,844          8,844
    Additional paid-in capital              35,764,710     35,764,710
    Accumulated deficit                    (27,977,308)   (25,890,651)
                                          ------------   ------------
            Total stockholders' equity       7,796,246      9,882,903
                                          ------------   ------------
                                          $ 44,408,199   $ 44,092,545
                                          ============   ============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
 1997 AND 1996
(UNAUDITED)

                                              1997           1996
                                          ------------   ------------
Revenues:
    Passenger                             $ 33,621,450   $ 27,569,884
    Cargo                                      627,809        415,203
    Other                                      307,411        161,961
                                          ------------   ------------

            Total revenues                  34,556,670     28,147,048
                                          ------------   ------------


Operating expenses:
    Flight operations                       14,244,102     10,502,604
    Aircraft and traffic servicing           6,788,493      5,853,791
    Maintenance                              7,734,691      4,288,575
    Promotion and sales                      6,299,522      5,055,123
    General and administrative               1,378,766      1,108,921
    Depreciation and amortization              349,588        200,254
                                          ------------   ------------

            Total operating expenses        36,795,162     27,009,268
                                          ------------   ------------

            Operating (loss) income         (2,238,492)     1,137,780
                                          ------------   ------------


Nonoperating income:
    Interest income                            160,806        218,608
    Other, net                                  (8,971)       (19,978)
                                          ------------   ------------

            Total nonoperating income,
             net                               151,835        198,630
                                          ------------   ------------

Net (loss) income                         $ (2,086,657)  $  1,336,410
                                          ============   ============

(Loss) income per common share and
 share equivalent, note 2                 $      (0.24)  $       0.15
                                          ============   ============

Weighted average number of common shares
 and common share equivalents
 outstanding, note 2                         8,844,375      8,865,968
                                          ============   ============


See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
 1997 AND 1996
(UNAUDITED)

                                                         1997           1996
                                                     -----------   ------------
Cash flows from operating activities:
  Net (loss) income                                  $(2,086,657)   $ 1,336,410
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Employee stock option plan compensation
       expense                                                 -        124,998
      Depreciation and amortization                      419,482        233,554
      Changes in operating assets and liabilities:
         Restricted investments                             (129)    (2,138,758)
         Trade receivables                               383,629        903,833
         Security, maintenance and other deposits     (1,641,471)    (1,904,693)
         Prepaid expenses and other assets              (451,618)      (607,723)
         Inventories                                       2,669        152,978
         Note receivable                                   6,703              -
         Accounts payable                             (1,254,908)      (553,716)
         Air traffic liability                           331,488      2,835,769
         Other accrued expenses                        1,103,056        197,155
         Accrued maintenance expense                   2,088,735      2,306,323
                                                     -----------   ------------

           Net cash (used) provided by operating
            activities                                (1,099,021)     2,886,130
                                                     -----------   ------------


Cash flows used by investing activities:
  Increase in short-term investments                           -     (2,595,344)
  Aircraft lease deposits                               (147,500)    (1,184,750)
  Capital expenditures                                  (642,620)      (694,488)
                                                     -----------   ------------

           Net cash used in investing activities        (790,120)    (4,474,582)
                                                     -----------   ------------


Cash flows from financing activities:
  Net proceeds from issuance of common stock                   -      6,562,118
  Deferred offering costs                                      -          9,756
  Proceeds from short-term borrowings                    170,318              -
  Principal payments on short-term borrowings            (27,830)       (10,441)
  Principal payments on obligations
   under capital leases                                   (8,548)       (30,286)
                                                     -----------   ------------

           Net cash provided by financing
            activities                                   133,940      6,531,147
                                                     -----------   ------------

           Net (decrease) increase in cash and
            cash equivalents                          (1,755,201)     4,942,695


Cash and cash equivalents, beginning of period        10,286,453      6,359,254
                                                     -----------   ------------

Cash and cash equivalents, end of period             $ 8,531,252    $11,301,949
                                                     ===========    ===========


See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 1997 and 1996 are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the audited financial statements and notes thereto for the year ended March 31, 1997 contained in the Form 10-KSB for the fiscal year ended March 31, 1997.


(2)  PER SHARE DATA

     Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Common stock equivalents have been excluded from the June 30, 1997 calculation as they are considered antidilutive. The number of weighted average shares outstanding includes common stock outstanding and dilutive common stock equivalents. Fully diluted earnings per share is not materially different than primary earnings per share and has not been presented.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that describe the business and prospects of Frontier Airlines, Inc. (the "Company") and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors such as the Company's commencement of passenger service and ground handling operations at several airports and assumption of maintenance operations at DIA with its own employees; general economic factors and behavior of the fare-paying public and the federal government, such as the crash in May 1996 of another low-fare carrier's aircraft that resulted in a federal investigation of the carrier, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase the Company's operating costs or otherwise adversely affect the Company; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines, other competitors, and Western Pacific Airlines, Inc. ("Western Pacific") if the proposed merger with Western Pacific is not completed; the risk that the merger with Western Pacific is not completed; the current limited supply of Boeing 737 aircraft and the higher lease costs associated with such aircraft, which inhibits the Company's ability to achieve operating economies and implement its business strategy; the future impact of recently mandated changes in the air transportation excise tax effective October 1, 1997; and possible future increases in aviation fuel prices. Because the Company's business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues and low profit margins, small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results.

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

GENERAL

The Company is a low-fare, full-service airline based in Denver, Colorado. The Company's flight operations began on July 5, 1994 with two Boeing 737-200 aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. The Company leased three additional Boeing 737-200 aircraft in 1994 and added four cities in Montana to its route system. Since that time, the Company has increased the number of markets it serves from its Denver hub to 13 cities in 10 states spanning the western two-thirds of the United States. The Company presently operates a fleet of 12 aircraft comprised of seven Boeing 737-200 and five Boeing 737-300 aircraft.

The Company significantly rescheduled its flights in 1995 and eliminated two of its original North Dakota cities and all four of its Montana destinations. Flights to Bismarck and Fargo, North Dakota, the last two of the Company's eight original markets, were suspended on September 10, 1996. As of August 1, 1997 the Company's current route system extends from Denver to Los Angeles, San Diego and San Francisco, California; Chicago and Bloomington/Normal, Illinois; Seattle/Tacoma, Washington; Phoenix, Arizona; St. Louis, Missouri; Minneapolis/St. Paul, Minnesota; Salt Lake City, Utah; Omaha, Nebraska; Albuquerque, New Mexico; and El Paso, Texas. Further route expansion from Denver to Boston, Massachusetts is scheduled to be implemented on September 16, 1997. At present, the Company utilizes four gates at Denver International Airport ("DIA") for approximately 28 daily flight departures.

The Company has leased two more Boeing 737-300s, one to be delivered in late August 1997 and one in January 1998, at which time it plans to add new cities to its route system or additional frequencies to markets presently being served. Subject to future aircraft availability, the Company plans to lease additional jets in the 737 series to permit the Company to further expand its lines of service. The Merger Agreement between the Company and

Western Pacific requires Western Pacific's concurrence in any such additional leases. Demand and competition for Boeing 737 aircraft has increased significantly in the past two years.

The Company expanded operations during the quarters ended June 30, 1996 and June 30, 1997. Therefore, the Company's results of operations for the quarters ended June 30, 1996 and 1997 are not necessarily comparable or indicative of future operating results. Effective in September 1996, the Company began performing scheduled maintenance on its aircraft using its own mechanics, with the exception of major maintenance cycles which continue to be performed by FAA approved contractors.

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $2,087,000 or $.24 per share for the quarter ended June 30, 1997 as compared to net income of $1,336,000 or $.15 per fully diluted share for the quarter ended June 30, 1996. During the quarter ended June 30, 1997 as compared to the prior comparable quarter, the Company experienced higher average aircraft lease expenses on its newer larger aircraft, higher maintenance expenses associated with its in-house maintenance operation which began in September 1996, increased maintenance expenses associated with the Boeing 737-200 aircraft, intensive increased competition from DIA's dominant carrier, United Airlines, and the return of the 10% passenger excise tax which was not in effect during the quarter ended June 30, 1996. Because of United Airlines' competitive activity, the Company was unable to adjust its fares to permit recovery of these increased expenses. Management believes alleged anticompetitive practices by United in the Denver market have had, and, to the extent they continue, will have a material adverse effect on the Company's revenues and results of operations. (See Part I, Item 3: Legal Proceedings of the Company's Form 10-KSB for the fiscal year ended March 31, 1997.)

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

The following table sets forth certain quarterly financial and operating data regarding the Company for the fifteen months of operations ended June 30, 1997.

                     SELECTED FINANCIAL AND OPERATING DATA

                                                           QUARTER ENDED
                                                          --------------

                                 JUNE 30,     SEPTEMBER 30,    DECEMBER 31,    MARCH 31,      JUNE 30,
                                   1996           1996            1996           1997           1997
                               ------------   -------------   -------------  -------------  -------------
Passenger revenue              $ 27,570,000    $ 29,518,000    $ 24,503,000   $ 32,167,000   $ 33,622,000
Revenue passengers carried          271,000         308,000         272,000        329,000        339,000
Revenue passenger
    miles (RPMs)(1)             190,541,000     220,982,000     193,316,000    235,100,000    249,436,000
Available seat miles
  (ASMs)(2)                     313,216,000     363,667,000     354,103,000    388,734,000    405,395,000
Passenger load factor(3)              60.8%           60.8%           54.6%          60.5%          61.5%
Break-even load factor(4)             58.3%           66.0%           73.1%          66.9%          65.6%
Block hours(5)                        7,297           8,384           8,089          8,689          9,087
Average daily block hour
  utilization(6)                      10.97           10.24            9.86          10.09          10.28
Yield per RPM(7)                     14.47c          13.36c          12.68c         13.68c         13.48c
Yield per ASM(8)                      8.80c           8.12c           6.92c          8.27c          8.29c
Expense per ASM                       8.62c           8.98c           9.46c          9.39c          9.08c
Passenger revenue per
  block hour                   $   3,778.27    $   3,520.75    $   3,029.18   $   3,702.04   $   3,700.01
Average fare(9)                $         98    $         92    $         86   $         94   $         94
Average aircraft in service             7.4             9.6            10.3           11.0           10.6

Operating income (loss)        $  1,138,000     ($2,547,000)    ($8,318,000)   ($3,434,000)   ($2,238,000)
Net income (loss)              $  1,336,000     ($2,189,000)    ($8,043,000)   ($3,290,000)   ($2,087,000)


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

The following table provides information regarding the Company's operating revenues and expenses for the quarter ended June 30, 1996.

                                                          REVENUE/
                                    AMOUNT     PERCENT   BLOCK HOUR  YIELD/ASM  YIELD/RPM
                                  -----------  --------  ----------  ---------  ---------
REVENUES
--------
Passenger                         $27,570,000     97.9%   $3,778.27      8.80c     14.47c
Cargo                                 415,000      1.5%       56.87      0.13c      0.22c
Other                                 162,000      0.6%       22.20      0.05c      0.09c
                                  -----------     -----   ---------  ---------  ---------
Total operating revenues          $28,147,000    100.0%   $3,857.34      8.98c     14.78c
                                  ===========     =====   =========  =========  =========


                                                          EXPENSE/   EXPENSE/
                                    AMOUNT     PERCENT   BLOCK HOUR     ASM
                                  -----------  -------   ----------  ---------
EXPENSES
--------
Flight operations                 $10,503,000     37.3%   $1,439.36      3.35c
Aircraft and traffic servicing      5,854,000     20.8%      802.25      1.87c
Maintenance                         4,288,000     15.2%      587.63      1.38c
Promotion and sales                 5,055,000     18.0%      692.75      1.61c
General and administrative          1,109,000      3.9%      151.98       .35c
Depreciation and amortization         200,000      0.7%       27.41       .06c
                                  -----------     -----   ---------  ---------
Total operating expenses          $27,009,000     95.9%   $3,701.38      8.62c
                                  ===========     =====   =========  =========

The following table provides information regarding the Company's operating revenues and expenses for the quarter ended June 30, 1997.

                                                          REVENUE/
                                    AMOUNT     PERCENT   BLOCK HOUR  YIELD/ASM  YIELD/RPM
                                  -----------  --------  ----------  ---------  ---------
REVENUES
--------
Passenger                         $33,622,000     97.3%   $3,700.01      8.29c     13.48c
Cargo                                 628,000      1.8%       69.11      0.15c      0.25c
Other                                 307,000      0.9%       33.79      0.08c      0.12c
                                  -----------    -----    ---------  ---------  ---------
Total operating revenues          $34,557,000    100.0%   $3,802.91      8.52c     13.85c
                                  ===========    =====    =========  =========  =========

                                                          EXPENSE/   EXPENSE/
                                    AMOUNT     PERCENT   BLOCK HOUR     ASM
                                  -----------  -------   ----------  ---------
EXPENSES
--------
Flight operations                 $14,244,000     41.2%   $1,567.51      3.51c
Aircraft and traffic servicing      6,788,000     19.7%      747.00      1.67c
Maintenance                         7,735,000     22.4%      851.22      1.91c
Promotion and sales                 6,299,000     18.2%      693.19      1.56c
General and administrative          1,379,000      4.0%      151.75       .34c
Depreciation and amortization         350,000      1.0%       38.52       .09c
                                  -----------    -----    ---------  ---------
Total operating expenses          $36,795,000    106.5%   $4,049.19      9.08c
                                  ===========    =====    =========  =========

REVENUES

General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as market penetration is achieved. The Company added three new markets during the quarter ended June 30, 1996 and none during the quarter ended June 30, 1997.

The Company's results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. The Company's average fare for the quarters ended June 30, 1997 and 1996 were $94 and $98, respectively. Management believes that the decrease in the average fare during the quarter ended June 30, 1997 was largely a result of the reinstatement of the 10% excise tax on air transportation effective March 7, 1997 which was not in effect during the quarter ended June 30, 1996. Effective October 1, 1997, the 10% excise tax is reduced initially to 9% and adds a per-flight-segment fee of $1 on domestic flights. The tax decreases to 8% October 1, 1998 and to 7.5% on October 1, 1999. The per-flight-segment fee increases to $2 effective October 1, 1998, $2.25 effective October 1, 1999 and thereafter increases in annual amounts of 25 cents until it reaches $3 October 1, 2002. Given the elasticity of passenger demand, the Company believes that increases in fares will result in a decrease in passenger demand. To maintain passenger traffic in the face of an excise tax increase may require some downward adjustment in net fares realized by the Company. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. Passenger revenues are seasonal in each market.

Passenger Revenue. Passenger revenues totaled $33,622,000 for the quarter ended June 30, 1997 compared to $27,570,000 for the quarter ended June 30, 1996, or an increase of 22%. The number of revenue passengers carried was 339,000 for the quarter ended June 30, 1997 compared to 271,000 for the quarter ended June 30, 1996 or an increase of 25%. The average fare for the quarter ended June 30, 1997 was $94 compared to the average fare for the quarter ended June 30, 1996 of $98. The Company had an average of 10.6 aircraft in service during the quarter ended June 30, 1997 compared to an average of 7.4 aircraft in service during the quarter ended June 30, 1996 for an increase in ASMs of 92,179,000 or 29%.

An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended June 30, 1997, the Company's break-even load factor was 65.6% compared to a passenger load factor of 61.5%. For the quarter ended June 30, 1996 the Company's break-even load factor was 58.3% compared to a passenger load factor of 60.8%. The Company's break-even load factor increased over the prior comparable period as increased competition kept the Company from increasing fares to compensate for the 10% excise tax, increased aircraft lease expenses and maintenance expenses associated with the Company's maintenance facility which began operations in September 1996 and increased maintenance expenses associated with the Boeing 737-200 aircraft.

The Company's load factor increased from 60.8% to 61.5% for the quarter ended June 30, 1997 over the prior comparable period. Management believes that its load factor for the quarter ended June 30, 1997 might have been higher but continued to be adversely affected by the public's reaction to two significant airline accidents which occurred during 1996. One of the accidents involved a low fare carrier and the other involved a major national airline. In both accidents the aircraft was destroyed and all passengers and crew were killed.

Cargo revenues, consisting of revenues from freight and mail service, totaled $628,000 and $415,000 for the quarters ended June 30, 1997 and 1996, representing 1.8% and 1.5% of total operating revenues, respectively. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

Other revenues, comprised principally of liquor sales and excess baggage fees, totaled $307,000 and $162,000 or less than 1% of total operating revenues for each of the quarters ended June 30, 1997 and 1996, respectively.

OPERATING EXPENSES

Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses increased to 106.5% of revenue for the quarter ended June 30, 1997 compared to 95.9% of revenue for the quarter ended June 30, 1996. Operating expenses increased as a percentage of revenue as the Company experienced higher average aircraft lease expenses on its newer larger aircraft, higher maintenance expenses associated with its in-house maintenance operation which began in September 1996, and increased maintenance expenses associated with the Boeing 737-200 aircraft.

Flight Operations. Flight operations expenses of $14,244,000 and $10,503,000 were 41.2% and 37.3% of total revenue for the quarters ended June 30, 1997 and 1996, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $5,520,000 for 7,169,000 gallons used and $4,586,000 for 5,802,000 gallons used resulted in an average fuel cost of 77c and 79c per gallon and represented 38.8% and 43.7% of total flight operations expenses for the quarters ended June 30, 1997 and 1996, respectively. The average fuel cost per gallon decreased for the quarter ended June 30, 1997 from the comparable prior period due to an overall decrease in the cost of fuel. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the quarters ended June 30, 1997 and 1996 averaged 789 and 795 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft.

Aircraft lease and insurance expenses, excluding short-term aircraft lease expenses, totaled $5,251,000 (15.2% of total revenue) and $3,060,000 (10.9% of total revenue) for the quarters ended June 30, 1997 and 1996, respectively, or an increase of 71.6%. The increase is partially attributable to the increase in the average number of aircraft in service to 10.6 from 7.4 for the quarters ended June 30, 1997 and 1996, respectively, and partially due to higher lease expenses on larger newer aircraft fleet additions.

Pilot and flight attendant salaries totaled $1,967,000 and $1,530,000 or 5.9% and 5.6% of passenger revenue for each of the quarters ended June 30, 1997 and 1996, or an increase of 28.6%. Pilot and flight attendant compensation increased principally as a result of a 43.2% increase in the average number of aircraft in service and an increase of 24.5% in block hours. During the quarter ended June 30, 1997, the Company added one leased aircraft to its fleet in May 1997. During the quarter ended June 30, 1996 the Company added two leased
aircraft to its fleet in June 1996.   The Company pays pilot and flight
attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the quarters ended June 30, 1997 and 1996 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $6,788,000 and $5,854,000 for the quarters ended June 30, 1997 and 1996, respectively, and represented 19.7% and 20.8% of total revenue. These include all expenses incurred at airports served by the Company, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the quarter ended June 30, 1997 over the quarter ended June 30, 1996 as a result of the Company's rental costs (in particular, the gate rentals at DIA) which are largely fixed costs, remaining relatively constant as compared to the increase in revenue and more of its "above wing" (including passenger check-in at ticket counters, concourse gate operations and cabin cleaning) operations were performed by Company personnel rather than by third party suppliers. The Company began its own "above wing" operations at Los Angeles International Airport in June 1996, Chicago (Midway) in July 1996, Seattle-Tacoma in August 1996, and El Paso, Texas effective October 1996. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

Maintenance. Maintenance expenses of $7,735,000 and $4,288,000 were 22.4% and 15.2% of total revenue for the quarters ended June 30, 1997 and 1996, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $851 and $588 per block hour for the quarters ended June 30, 1997 and 1996, respectively. Continental Airlines had been providing routine aircraft maintenance services for the Company at Denver. Continental discontinued this service in mid-September 1996. As a result of the discontinued service, the Company hired its own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by the Company, together with the cost of leasing adequate hangar space, increased the Company's maintenance cost per block hour. Management believes that these costs will normalize as it adds additional aircraft to its fleet. Additionally, maintenance expenses have increased with respect to routine maintenance on the Boeing 737-200 aircraft.

Promotion and Sales. Promotion and sales expenses totaled $6,299,000 and $5,055,000 and were 18.2% and 18.0% of passenger revenue for the quarters ended June 30, 1997 and 1996, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expenses per passenger were $18.58 and $18.65 for the quarters ended June 30, 1997 and 1996, respectively. Promotion and sales expenses per passenger decreased as a result of a decrease in computer reservation system costs, travel agency commissions, and interline service charges offset by an increase in advertising expenses.

The Company's promotion and sales expenses per passenger decreased by $1.23, largely as a result of its new electronic ticket product introduced in January 1997. The Company's travel agency sales and interline revenue decreased 4.5% and 3.6%, respectively, during the quarter ended June 30, 1997 from the prior comparable period with a corresponding increase in direct sales.

Advertising expenses of $725,000 were 2.2% of passenger revenue for the quarter ended June 30, 1997, compared to approximately $480,000 or 1.7% of passenger revenue for the quarter ended June 30, 1996. Advertising expenses increased as a percentage of passenger revenue as the Company increased advertising in response to increased fare competition from United Airlines and the entry of Western Pacific, which began flight operations from DIA on June 29, 1997.

General and Administrative. General and administrative expenses for the quarters ended June 30, 1997 and 1996 totaling $1,379,000 and $1,109,000 were 4.0% and
3.9% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category.

Depreciation and Amortization. Depreciation and amortization expense of $350,000 and $200,000 were approximately one percent of total revenue for the quarters ended June 30, 1997 and 1996, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

Nonoperating Income (Expenses). Total net nonoperating income totaled $152,000 for the quarter ended June 30, 1997 compared to $199,000 for the quarter ended June 30, 1996, or a decrease of 23.6%, principally a result of a decrease in interest income. Interest income decreased from the prior comparable period as a result of a decrease in cash associated with the net loss incurred during the quarter ended June 30, 1997.

Expenses per ASM. The Company's expenses per ASM for the quarters ended June 30, 1997 and 1996 were 9.08c and 8.62c, respectively, or an increase of 5.3%. Expenses per ASM increased over the comparable period as a result of increased flight operation expenses resulting from an increase in the average aircraft lease expense associated with newer aircraft, increased maintenance expenses largely a result of the Company's start-up of its own maintenance facility, and increased maintenance expenses associated with the Boeing 737-200 aircraft, offset in part by economies of scale as the fixed costs were spread across a larger base of operations.

Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on five of its Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet reflected cash and cash equivalents of $8,531,000 at June 30, 1997 and $10,286,000 at March 31, 1997. At June 30, 1997, total current assets were $31,013,000 as compared to $34,895,000 of total current liabilities, resulting in a working capital deficit of $3,882,000. At March 31, 1997, total current assets were $31,470,000 as compared to $32,745,000 of total current liabilities, resulting in a working capital deficit of $1,275,000.

Cash used by operating activities for the quarter ended June 30, 1997 was $1,099,000. This is largely attributable to the Company's net loss for the period, increases in maintenance deposits and prepaid expenses, offset by decreases in trade receivables and increases in air traffic liability and accrued maintenance expenses. Cash provided by operating activities for the quarter ended June 30, 1996 was $2,886,000. This is attributed primarily to the Company's net income for the period, decreases in trade receivables, increases in air traffic liability, other accrued expenses, and accrued maintenance expenses, offset by increases in restricted investments to secure credit card transactions, maintenance and other deposits and a decrease in accounts payable.

Cash used in investing activities for the quarter ended June 30, 1997 was $790,000 largely a result of capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements for the aircraft delivered in May 1997. Cash used in investing activities for the quarter ended June 30, 1996 was $4,475,000, which included additional capital expenditures for the Boeing 737-300s and the two additional Boeing 737-200s leased during the quarter ended June 30, 1996, spare parts, ground equipment, computer equipment, and leasehold improvements. The Company invested $2,595,000 in short-term investments comprised of government backed agencies with maturities of one year or less. The Company used cash of $1,185,000 for initial lease acquisition security deposits for the Boeing 737-200 aircraft delivered in June 1996.

Cash provided by financing activities for the quarter ended June 30, 1997 and 1996 was $134,000 and $6,531,000, respectively. During the quarter ended June 30, 1996, the Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,721,000 in April 1996. In May 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to warrants not exercised on or before June 28, 1996. The Company received net proceeds from the exercise of these warrants of approximately $13,278,000, $3,841,000 of which was recorded during the quarter ended June 30, 1996.

Five of the Company's Boeing 737-200 aircraft are leased under operating leases which originally expired in 1997. The leases provide for up to two renewal terms of two years each with no increase in basic rent. The Company renewed the leases for the first two-year renewal period and these leases now expire in 1999. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $4,069,000, respectively, at June 30, 1997.

The Company in November 1995 leased two Boeing 737-300 aircraft under operating leases which expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $3,195,000, respectively, at June 30 1997. These aircraft are compliant with FAA Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at an aggregate purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in the year 2001. The Company was required to make security deposits for these aircraft totaling $858,000. Commencing July 1996 the Company was required to make monthly deposits for maintenance of these leased aircraft. At June 30, 1997, these deposits totaled $1,881,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's Common Stock at an aggregate purchase price of $503,300 per warrant.

In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company was required to secure the aircraft lease with a letter of credit totaling $600,000. The Company is also required to make monthly cash deposits for maintenance of this aircraft. As of June 30, 1997, the Company had made maintenance deposits associated with this leased aircraft totaling $546,000.

During the fiscal year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft with scheduled deliveries during the Company's fiscal year ended March 31, 1998. The Company took delivery of two of these aircraft in May 1997 and August 1997, one has a scheduled delivery in late August 1997 and the fourth is scheduled for delivery in January 1998. Delivery of the January 1998 aircraft is subject to the Company maintaining certain financial covenants which, if not met, permit the lessor to terminate the lease prior to delivery. In connection with the Boeing 737-300 aircraft to be delivered in late August 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. At June 30, 1997, the Company had made security deposits totaling $1,971,000 with respect to these aircraft and is required to make additional security deposits between July 1997 and April 1998 totaling $1,145,000 with respect to these aircraft leases. Two each of these lease agreements have seven and eight year terms from date of delivery, respectively. Two of these leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs. As of June 30, 1997, the Company had deposits associated with the aircraft delivered in May 1997 totaling $94,000.

Management is continuing to take steps designed to improve the Company's operating performance. Effective January 28, 1997, the Company introduced electronic ticketing. Passengers who call the Company directly are presently given the option of receiving a paper ticket or a confirmation number in lieu of a paper ticket. Electronic ticketing will decrease certain costs including postage and handling costs, ticket stock, and reduced revenue accounting fees because the accounting for electronic ticketing is automated. The Company plans to offer its passengers the option of booking flight reservations through the Company's Internet site starting in the fall of 1997.

The Company is exploring various means to reduce expenses. These include further reductions in credit card fees and addition of an in-house revenue accounting system. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own "above wing" operations rather than continuing to contract out these services. Since April 1996, conversions to the Company's own "above wing" operations occurred at nine of the Company's 14 airport stations.

The Company has a contract with a credit card processor that requires the Company to provide a letter of credit to match the total amount of air traffic liability associated with credit card customers if the Company does not meet certain financial covenants and if the credit card processor requests that the collateral be increased. There can be no assurance that the Company will be able to meet these financial covenants. If it had been in default under this contract as of August 8, 1997, the Company could have been required to increase the collateral amount from its present level of $2,000,000 to approximately $5,233,000, which would increase the Company's current restricted investment balance accordingly.

The Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected.

Under the terms of the Merger Agreement with Western Pacific, additional aircraft leases by the Company would require Western Pacific's approval. The Company's goal is to lease a number of additional aircraft to serve additional cities from Denver. The Company believes that such a route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. The proceeds from the private placement completed in April 1996 and the exercise of the warrants in June 1996 have provided additional working capital for the Company and, subject to aircraft availability, will enable it to further expand its operations through the leasing of additional aircraft. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in its new markets and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business, and competition within the airline industry, which often requires quick reaction by management to changes in market conditions, the Company may require additional capital to maintain or further expand its business.

Effective February 11, 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver and Phoenix, Arizona, a market in which the Company provides service, as well as additional United Airlines flights in certain of the Company's other markets. United Airlines has announced its intention to use "Shuttle" between Denver and Salt Lake City, Utah effective in late October 1997. Additionally, effective June 29, 1997, Western Pacific began operations at DIA. This additional competition, as well as other competitive activities by United and other carriers, have had and could continue to have a material adverse effect on the Company's revenues and results of operations.

The Company has incurred substantial operating losses in 1997 and 1996 and has a working capital deficit at June 30, 1997. In addition, the Company has substantial contractual commitments for leasing and maintaining aircraft. The Company believes that its existing cash and cash generated from operations will be adequate to fund the Company's operations at least through March 31, 1998. There can be no assurances, however, that the Company will be successful in improving its operating results in fiscal 1998. If its operating results do not improve, or if the Merger Agreement with Western Pacific does not close, the Company anticipates that it would be required to obtain additional capital or other financing to fund its operations. There can be no assurance that such additional capital or other financing would be available when needed or available on acceptable terms.

                          PART II.  OTHER INFORMATION


Item 1:    Not applicable

Item 2:    Changes in Securities
           ---------------------

               On June 30, 1997, the Board of Directors of the Company approved an amendment to the Company's Shareholder Rights Agreement to provide that a merger proposal approved by the Board of Directors Constitutes a "Qualifying Offer". The effect of the modification was to clarify that the proposed merger with Western Pacific constitutes a "Qualifying Offer". See "Item 5: Market for Common Equity and Related Stockholder Matters Rights Dividend Distribution" in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

Item 6:    Exhibits and Reports on Form 8-K
           --------------------------------

           None

Exhibit
Numbers    Description of Exhibits
-------    -----------------------

  27.1     Financial Data Schedule.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRONTIER AIRLINES, INC.


Date: August 12, 1997         By: /s/ Samuel D. Addoms
                                 -----------------------------------------------
                                 Samuel D. Addoms, Principal Executive
                                 Officer and Principal Financial Officer


Date: August 12, 1997         By: /s/ Elissa A. Potucek
                                 -----------------------------------------------
                                 Elissa A. Potucek, Principal Accounting Officer