Form 10-Q
period 1997-09-30
FRONTIER AIRLINES INC /CO/
filed 1997-11-14
CIK 921929

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-24126



                            FRONTIER AIRLINES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)




                   Colorado                                  84-1256945
------------------------------------------------  -----------------------------
(State or other jurisdiction of incorporated or        (I.R.S. Employer
               organization)                          Identification No.)


       12015 E. 46th Avenue, Denver, CO                     80239
     ------------------------------------                -----------
   (Address of principal executive offices)               (Zip Code)


Issuer's telephone number including area code:  (303) 371-7400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ----


The number of shares of the Company's Common Stock outstanding as of November 11, 1997 was 9,226,563.

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

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
FRONTIER AIRLINES, INC.
CONDENSED BALANCE SHEETS


                                                                             SEPTEMBER  30,
                                                                                 1997          MARCH 31,
                                                                             (UNAUDITED)         1997
                                                                            -------------    -------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                 $16,652,110      $10,286,453
    Restricted investments                                                      2,000,000        2,000,000
    Trade receivables, net of allowance for doubtful
     accounts of $137,373 and $71,713 at September 30,
     1997 and March 31, 1997                                                   15,577,688        7,451,342
    Maintenance deposits                                                        9,244,101        6,968,379
    Prepaid expenses and other assets                                           7,723,869        3,449,871
    Inventories                                                                   999,222          997,102
    Deferred lease expenses                                                       296,727          289,579
    Note receivable - current portion                                              28,119           27,288
                                                                             -------------   --------------
            Total current assets                                               52,521,836       31,470,014

Security, maintenance and other deposits                                        7,500,339        6,596,660
Property and equipment, net                                                     4,697,839        4,340,982
Note receivable - long-term portion                                                19,191           31,762
Deferred lease and other expenses                                                 701,761          918,994
Restricted investments                                                          1,484,399          734,133
                                                                             -------------   --------------
                                                                              $66,925,365      $44,092,545
                                                                             =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                                          $ 7,779,615      $ 8,045,533
    Air traffic liability                                                      31,041,001       13,058,632
    Other accrued expenses                                                      7,598,228        3,318,043
    Accrued maintenance expense                                                12,013,390        8,277,115
    Note payable                                                                  114,603            9,812
    Current portion of obligations under capital leases                            37,786           35,700
                                                                             -------------   --------------
            Total current liabilities                                          58,584,623       32,744,835

Accrued maintenance expense                                                     2,159,632        1,408,363
Obligations under capital leases, excluding current portion                        37,016           56,444
                                                                             -------------   --------------
            Total liabilities                                                  60,781,271       34,209,642
                                                                             -------------   --------------

Stockholders' equity
    Preferred stock, no par value, authorized 1,000,000 shares;
      none issued and outstanding                                                      -                -
    Common stock, no par value, stated value of $.001 per share, authorized 20,000,000 shares; 9,226,563 and 8,844,375 shares
      issued and outstanding at September 30, 1997 and March 31, 1997               9,226            8,844
    Additional paid-in capital                                                 36,160,434       35,764,710
    Accumulated deficit                                                       (30,025,566)     (25,890,651)
                                                                             -------------   --------------
            Total stockholders' equity                                          6,144,094        9,882,903
                                                                             -------------   --------------
                                                                              $66,925,365      $44,092,545
                                                                             =============   ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             Three Months Ended                      Six Months Ended
                                                       September 30,      September 30,         September 30,    September 30,
                                                           1997               1996                 1997              1996
                                                      ---------------     --------------        --------------   --------------
Revenues:
    Passenger                                           $36,021,428         $29,517,736          $69,642,878       $57,087,620
    Cargo                                                   783,609             400,677            1,411,418           815,880
    Other                                                   808,085             176,479            1,115,496           338,440
                                                      ---------------     --------------        --------------   --------------
            Total revenues                               37,613,122          30,094,892           72,169,792        58,241,940
                                                      ---------------     --------------        --------------   --------------
Operating expenses:
    Flight operations                                    15,887,077          13,338,420           30,131,179        23,841,024
    Aircraft and traffic servicing                        7,659,465           6,848,810           14,447,958        12,702,601
    Maintenance                                           6,819,415           5,858,786           14,554,106        10,147,361
    Promotion and sales                                   7,256,755           5,193,175           13,556,277        10,248,298
    General and administrative                            1,871,991           1,106,987            3,250,757         2,215,908
    Depreciation and amortization                           371,531             295,057              721,119           495,311
                                                      ---------------     --------------        --------------   --------------
            Total operating expenses                     39,866,234          32,641,235           76,661,396        59,650,503
                                                      ---------------     --------------        --------------   --------------
            Operating loss                               (2,253,112)         (2,546,343)          (4,491,604)       (1,408,563)
                                                      ---------------     --------------        --------------   --------------
Nonoperating income:
    Interest income                                         219,525             373,886              380,331           592,494
    Other, net                                              (14,672)            (16,747)             (23,643)          (36,725)
                                                      ---------------     --------------        --------------   --------------
            Total nonoperating income, net                  204,853             357,139              356,688           555,769
                                                      ---------------     --------------        --------------   --------------
Net Loss                                                $(2,048,259)        $(2,189,204)         $(4,134,916)      $  (852,794)
                                                      ===============     ==============        ==============   ==============
Loss per common share                                   $     (0.23)        $     (0.25)         $     (0.46)      $     (0.11)
                                                      ===============     ==============        ==============   ==============
Weighted average shares outstanding                       9,071,866           8,698,695            8,958,742         7,481,073
                                                      ===============     ==============        ==============   ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)

                                                                            1997            1996
                                                                       -------------   -------------
Cash flows from operating activities:
    Net loss                                                            $(4,134,916)     $   (852,794)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
        Employee stock option plan compensation expense                           -           249,996
        Depreciation and amortization                                       862,334           606,632
        Loss on sale of equipment                                                 -             4,591
        Changes in operating assets and liabilities:
                Restricted investments                                         (266)       (2,166,761)
                Trade receivables                                        (8,126,346)        1,859,357
                Security, maintenance and other deposits                 (3,061,901)       (4,173,895)
                Prepaid expenses and other assets                        (4,205,127)         (654,181)
                Inventories                                                  (2,120)         (281,545)
                Note receivable                                              11,740                 -
                Accounts payable                                           (265,918)         (458,163)
                Air traffic liability                                    17,982,369          (650,112)
                Other accrued expenses                                    4,280,185         1,057,886
                Accrued maintenance expense                               4,487,544         4,429,824
                                                                        ------------      -----------
                   Net cash provided (used) by operating activities        7,827,578       (1,029,165)
                                                                        ------------      -----------
Cash flows used by investing activities:
    Increase in short-term investments                                             -       (8,561,722)
    Aircraft lease deposits                                                 (117,500)      (1,589,750)
    Increase in restricted investments                                      (750,000)               -
    Capital expenditures                                                  (1,077,977)      (1,257,702)
                                                                        ------------      -----------
                   Net cash used in investing activities                  (1,945,477)     (11,409,174)
                                                                        ------------      -----------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                396,106      16,002,652
    Proceeds from short-term borrowings                                       170,318          95,911
    Principal payments on short-term borrowings                               (65,526)        (48,079)
    Principal payments on obligations under capital leases                    (17,342)        (38,136)
                                                                        -------------    ------------
                   Net cash provided by financing activities                  483,556      16,012,348
                                                                        -------------    ------------
                   Net increase in cash and cash equivalents                6,365,657       3,574,009

Cash and cash equivalents, beginning of period                             10,286,453       6,359,254
                                                                        -------------    ------------
Cash and cash equivalents, end of period                                $  16,652,110    $  9,933,263
                                                                        =============    ============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 1997 and 1996 are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the audited financial statements and notes thereto for the year ended March 31, 1997 contained in the Form 10-KSB for the fiscal year ended March 31, 1997.

(2)  PREPAID EXPENSES AND OTHER ASSETS

     The September 30, 1997 prepaid expenses and other assets is comprised of the following:


                 Prepaid travel agency commissions        $3,614,886
                 Prepaid aircraft rentals                  1,181,469
                 Prepaid credit card fees                    604,869
                 Prepaid computer reservation system
                 fees                                        479,454
                 Prepaid insurance                           410,821
                 Prepaid rentals - other                     403,860
                 Prepaid aircraft fuel                       392,618
                 Prepaid landing fees                        279,064
                 Other                                       356,828
                                                      --------------
                                                          $7,723,869
                                                      ==============

(3)  OTHER ACCRUED EXPENSES

     The September 30, 1997 other accrued expenses is comprised of the following:



                 Federal excise tax payable               $4,278,838
                 Accrued salaries and benefits             2,265,085
                 Passenger facility charges                  445,066
                 Accrued property tax payable                316,734
                 Other                                       292,505
                                                      --------------
                                                          $7,598,228
                                                      ==============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that describe the business and prospects of Frontier Airlines, Inc. (the "Company") and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors such as the Company's commencement of passenger service and ground handling operations at several airports and assumption of maintenance operations at DIA with its own employees; general economic factors and behavior of the fare-paying public and the federal government, such as the crash in May 1996 of another low-fare carrier's aircraft that resulted in a federal investigation of the carrier, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase the Company's operating costs or otherwise adversely affect the Company; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines, Western Pacific Airlines, Inc. ("Western Pacific"), and other competitors; the current limited supply of Boeing 737 aircraft and the higher lease costs associated with such aircraft, which inhibits the Company's ability to achieve operating economies and implement its business strategy; the future impact of recently mandated changes in the air transportation excise tax effective October 1, 1997; and possible future increases in aviation fuel prices. Because the Company's business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues and low profit margins, small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results.


GENERAL

      The Company is a low-fare, full-service airline based in Denver, Colorado. The Company's flight operations began on July 5, 1994 with two Boeing 737-200 aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. The Company leased three additional Boeing 737-200 aircraft in 1994 and added four cities in Montana to its route system. Since that time, the Company has increased the number of markets it serves from its Denver hub to 14 cities in 11 states spanning the western two-thirds of the United States and certain east coast cities. The Company presently operates a fleet of 13 aircraft comprised of seven Boeing 737-200 and six Boeing 737-300 aircraft.

       The Company significantly rescheduled its flights in 1995 and eliminated two of its original North Dakota cities and all four of its Montana destinations. Flights to Bismarck and Fargo, North Dakota, the last two of the Company's eight original markets, were suspended on September 10, 1996 and flights to San Diego, California and St. Louis, Missouri will be suspended effective November 16, 1997. Effective November 17, 1997 the Company's route system will extend from Denver to Los Angeles and San Francisco, California; Chicago and Bloomington/Normal, Illinois; Boston, Massachusetts; Baltimore, Maryland; Seattle/Tacoma, Washington; Phoenix, Arizona; Minneapolis/St. Paul, Minnesota; Salt Lake City, Utah; Omaha, Nebraska; Albuquerque, New Mexico; and El Paso, Texas. Further route expansion from Denver to New York City's La Guardia Airport is scheduled to be implemented in December 1997. At present, the Company utilizes four gates at Denver International Airport ("DIA") for approximately 28 daily flight departures.

       The Company has leased a Boeing 737-300 aircraft to be delivered during the first quarter of 1998, at which time it plans to add new cities to its route system or additional frequencies to markets presently being served. Subject to future aircraft availability, the Company plans to lease additional jets in the Boeing 737 series to permit the Company to further expand its lines of service. Demand and competition for Boeing 737 aircraft has increased significantly in the past two years.

       The Company expanded operations during the three and six months ended September 30, 1996 and 1997. Therefore, the Company's results of operations for the three and six months ended September 30, 1996 and 1997 are not necessarily comparable or indicative of future operating results. Effective in September 1996, the Company began performing scheduled maintenance on its aircraft using its own mechanics, with the exception of major maintenance cycles which continue to be performed by FAA approved contractors.

    On June 30, 1997, the Company signed an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of the Company with Western Pacific. On September 29, 1997, the Company and Western Pacific mutually agreed to terminate the Merger Agreement. At the same time, the two companies also reported the termination, effective November 16, 1997, of a code share agreement the companies entered into upon signing the Merger Agreement. On October 5, 1997, Western Pacific filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Western Pacific, which originally began service to and from Colorado Springs, Colorado, commenced service from DIA on June 29, 1997. Western Pacific also owns a majority interest in Mountain Air Express ("MAX"), a commuter airline that operates out of DIA and Colorado Springs. MAX filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 6, 1997.

RESULTS OF OPERATIONS

    The Company incurred a net loss of $4,135,000 or $.46 per share for the six months ended September 30, 1997 as compared to a net loss of $853,000 or $.11 per share for the six months ended September 30, 1996. The Company incurred a net loss of $2,048,000 or $.23 per share for the three months ended September 30, 1997 as compared to a net loss of $2,189,000 or $.25 per share for the three months ended September 30, 1996. During the six months ended September 30, 1997 as compared to the prior comparable period, the Company experienced higher average aircraft lease expenses on its newer larger aircraft, higher maintenance expenses associated with its in-house maintenance operation which began in September 1996, increased maintenance expenses associated with the Boeing 737-200 aircraft, additional competition from Western Pacific on several of the Company's routes, one time general and administrative expenses associated with the Western Pacific merger, and the return of the 10% passenger excise tax in late August 1996.

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

   The following table sets forth certain quarterly financial and operating data regarding the Company for the fifteen months of operations ended September 30, 1997.

                     SELECTED FINANCIAL AND OPERATING DATA

                                                         Three Months Ended
                                                         ------------------
                                SEPTEMBER 30,  DECEMBER 31,   MARCH 31,      JUNE 30,       SEPTEMBER 30,
                                    1996           1996         1997           1997            1997
                                ------------   -----------    -----------    -----------    ------------
Passenger revenue                $29,518,000   $24,503,000    $32,167,000    $33,622,000    $36,021,000
Revenue passengers carried           308,000       272,000        329,000        339,000        347,020
Revenue passenger
    miles (RPMs)(1)              220,982,000   193,316,000    235,100,000    249,436,000    282,190,000
Available seat miles
  (ASMs)(2)                      363,667,000   354,103,000    388,734,000    405,395,000    490,810,000

Passenger load factor(3)                60.8%         54.6%          60.5%          61.5%          57.5%
Break-even load factor(4)               66.0%         73.1%          66.9%          65.6%          61.1%
Block hours(5)                         8,384         8,089          8,689          9,087         10,507
Average daily block hour
  utilization(6)                       10.24          9.86          10.09          10.28           9.89
Yield per RPM(7) (cents)               13.36         12.68          13.68          13.48          12.76
Yield per ASM(8) (cents)                8.12          6.92           8.27           8.29           7.34
Expense per ASM (cents)                 8.98          9.46           9.39           9.08           8.12
Passenger revenue per
  block hour                       $3,520.75     $3,029.18      $3,702.04      $3,700.01      $3,428.29
Average fare(9)                          $92           $86            $94            $94            $99
Average aircraft in service              9.6          10.3           11.0           10.6           11.8
Operating income (loss)          ($2,547,000)  ($8,318,000)   ($3,434,000)   ($2,238,000)   ($2,253,000)
Net income (loss)                ($2,189,000)  ($8,043,000)   ($3,290,000)   ($2,087,000)   ($2,048,000)


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

   The following table provides information regarding the Company's operating revenues and expenses for the six months ended September 30, 1996.



                                                                 REVENUE/
                                  AMOUNT           PERCENT      BLOCK HOUR     YIELD/ASM      YIELD/RPM
                                -------------     ---------    ------------   -----------    ----------
REVENUES
--------
Passenger                        $57,088,000          98.0%     $3,633.63         8.43c        13.87c
Cargo                                816,000           1.4%         51.94         0.12c         0.20c
Other                                338,000           0.6%         21.51         0.05c         0.08c
                                -------------     ---------    ------------   -----------    ----------
Total operating revenues         $58,242,000         100.0%     $3,707.08         8.60c        14.15c
                                =============     =========    ============   ===========    ==========

                                                                 EXPENSE/       EXPENSE/
                                  AMOUNT           PERCENT      BLOCK HOUR        ASM
                                -------------     ---------    ------------   -----------
EXPENSES
--------
Flight operations                $23,841,000          40.9%     $1,517.47         3.52c
Aircraft and traffic servicing    12,703,000          21.8%        808.54         1.88c
Maintenance                       10,147,000          17.4%        645.85         1.50c
Promotion and sales               10,248,000          17.6%        652.28         1.51c
General and administrative         2,216,000           3.8%        141.05          .33c
Depreciation and amortization        495,000           0.9%         31.51          .07c
                                -------------     ---------    ------------   -----------
Total operating expenses         $59,650,000         102.4%     $3,796.70         8.81c
                                =============     =========    ============   ===========

   The following table provides information regarding the Company's operating revenues and expenses for the six months ended September 30, 1997.



                                                                 REVENUE/
                                  AMOUNT           PERCENT      BLOCK HOUR     YIELD/ASM      YIELD/RPM
                                -------------     ---------    ------------   -----------    ----------
REVENUES
--------
Passenger                        $69,643,000          96.5%     $3,554.30         7.77c        13.10c
Cargo                              1,411,000           2.0%         72.01         0.16c         0.27c
Other                              1,116,000           1.5%         56.96         0.12c         0.21c
                                -------------     ---------    ------------   -----------    ----------
Total operating revenues         $72,170,000         100.0%     $3,683.27         8.05c        13.58c
                                =============     =========    ============   ===========    ==========

                                                                 EXPENSE/       EXPENSE/
                                  AMOUNT           PERCENT      BLOCK HOUR        ASM
                                -------------     ---------    ------------   -----------
EXPENSES
--------
Flight operations                $30,131,000          41.8%     $1,537.76         3.36c
Aircraft and traffic              14,448,000          20.0%        737.37         1.61c
 servicing                        14,554,000          20.2%        742.78         1.63c
Maintenance                       13,556,000          18.8%        691.84         1.51c
Promotion and sales                3,251,000           4.5%        165.92          .36c
General and administrative           721,000            .9%         36.80          .08c
Depreciation and                 -----------         -----      ---------  ------------
 amortization                    $76,661,000         106.2%     $3,912.47         8.55c
Total operating expenses         ===========         =====      =========  ============



REVENUES

          General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as market penetration is achieved. The Company added three new markets during the six months ended September 30, 1996 and one during the six months ended September 30, 1997.

          The Company's results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. The Company's average fare for the three months ended September 30, 1997 and 1996 were $99 and $92, respectively. Management believes that the increase in the average fare during the three months ended September 30, 1997 over the prior comparable period was largely a result of increased business travelers, and an increase in the average length of haul and stage length. Effective October 1, 1997, the 10% excise tax was reduced initially to 9% but added a per-flight-segment fee of $1 on domestic flights. The tax decreases to 8% October 1, 1998 and to 7.5% on October 1, 1999. The per-flight-segment fee increases to $2 effective October 1, 1998, $2.25 effective October 1, 1999 and thereafter increases in annual amounts of 25 cents until it reaches $3 effective October 1, 2002. Given the elasticity of passenger demand, the Company believes that increases in fares will result in a decrease in passenger demand. To maintain passenger traffic in the face of an excise tax increase may require some downward adjustment in net fares realized by the Company. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. Passenger revenues are seasonal in leisure travel markets depending on the markets' locations and when they are most frequently traveled to.

          Passenger Revenue. Passenger revenues totaled $69,643,000 for the six months ended September 30, 1997 compared to $57,088,000 for the six months ended September 30, 1996, or an increase of 22%. The number of revenue passengers carried was 686,000 for the six months ended September 30, 1997 compared to 579,000 for the six months ended September 30, 1996 or an increase of 18.5%.
The average fare for the six months ended September 30, 1997 was $97 compared to the average fare for the six months ended September 30, 1996 of $95. The Company had an average of 11.4 aircraft in service during the six months ended September 30, 1997 compared to an average of 8.5 aircraft in service during the six months ended September 30, 1996 for an increase in ASMs of 219,322,000 or 32.4%.

          An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the three months ended September 30, 1997, the Company's break-even load factor was 61.1% compared to a passenger load factor of 57.5%. For the three months ended September 30, 1996 the Company's break-even load factor was 66% compared to a passenger load factor of 60.8%. The Company's break-even load factor decreased from the prior comparable period largely as a result of an increase in its average fare to $99 during the three months ended September 30, 1997 from $92 during the three months ended September 30, 1996.

          The Company's load factor decreased from 60.8% to 57.5% for the three months ended September 30, 1997 from the prior comparable period. Management believes that its load factor for the three months ended September 30, 1997 was adversely affected by increased competition at DIA from Western Pacific, which began operations at DIA on June 29, 1997 and had routes to six of the cities presently being served by the Company.

          Cargo revenues, consisting of revenues from freight and mail service, totaled $1,411,000 and $816,000 for the six months ended September 30, 1997 and 1996, representing 2.0% and 1.4% of total operating revenues, respectively. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

          Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $1,116,000 and $338,000 or 1.5% and .6% of total operating revenues for the six months ended September 30, 1997 and 1996, respectively. The increase for the six months ended September 30, 1997 over the prior comparable period is due to the increase in ticket handling fees associated with the code share agreement with Western Pacific. Ticket handling fees are earned by the ticketing airline to offset ticketing costs incurred on segments ticketed on the flight operated by the Company's code share partner. The Company recognized approximately $539,000 in ticket handling fees associated with its code share agreement with Western Pacific during the months of August and September 1997. The costs which offset this revenue are included in sales and promotion expenses. These interline handling fees and related costs should be substantially lower following termination of the code share agreement with Western Pacific on November 16, 1997.

OPERATING EXPENSES

          Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses increased to 106.2% of revenue for the six months ended September 30, 1997 compared to 102.4% of revenue for the six months ended September 30, 1996. Operating expenses increased as a percentage of revenue as the Company experienced higher average aircraft lease expenses on its newer larger aircraft, higher maintenance expenses associated with its in-house maintenance operation which began in September 1996, and increased maintenance expenses associated with the Boeing 737-200 aircraft, and increased general and administrative expenses associated with the Western Pacific merger.

          Flight Operations. Flight operations expenses of $30,131,000 and $23,841,000 were 41.8% and 40.9% of total revenue for the six months ended September 30, 1997 and 1996, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

          Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $11,425,000 for 15,486,000 gallons used and $10,034,000 for 12,610,000 gallons used resulted in an average fuel cost of 74c and 80c per gallon and represented 37.9% and 42.1% of total flight operations expenses for the six months ended September 30, 1997 and 1996, respectively. The average fuel cost per gallon decreased for the six months ended September 30, 1997 from the comparable prior period due to an overall decrease in the cost of fuel. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the six months ended September 30, 1997 and 1996 averaged 790 and 804 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft.

          Aircraft lease expenses, excluding short-term aircraft lease expenses, totaled $10,329,000 (14.3% of total revenue) and $5,542,000 (9.5% of total revenue) for the six months ended September 30, 1997 and 1996, respectively, or an increase of 86.4%. The increase is partially attributable to the increase in the average number of aircraft in service to 11.4 from 8.5, or 34.1%, for the six months ended September 30, 1997 and 1996, respectively, and partially due to
higher lease expenses on larger newer aircraft fleet additions.    In August
1996, the Company entered into short-term lease agreements in order to add a partial spare to its fleet to improve the Company's on-time performance and completion factors and to substitute for aircraft in the Company's fleet that were rotated out of service for scheduled maintenance. Total expenses associated with the short-term lease agreements totaled $887,000 for the months of August and September 1996. Because of the increase in the Company's fleet size, the Company at certain times uses one of its aircraft as a spare and has rescheduled its major maintenance cycles to coincide with lesser traveled months.

          Aircraft insurance expenses totaled $1,300,000 (1.8% of total revenue) and $1,466,000 (2.5% of total revenue) for the six months ended September 30, 1997 and 1996, respectively, or a decrease of 11.3%. Aircraft insurance expenses decreased as a result of competitive pricing in the aircraft insurance industry, the Company's favorable experience rating since it began flight operations in July 1994 and economies of scale with respect to the increase in the fleet size.

          Pilot and flight attendant salaries totaled $4,132,000 and $3,231,000 or 5.9% and 5.7% of passenger revenue for the six months ended September 30, 1997 and 1996, respectively, or an increase of 27.9%. Pilot and flight attendant compensation increased principally as a result of a 34.1% increase in the average number of aircraft in service and an increase of 24.7% in block hours. During the six months ended September 30, 1997 and 1996, the Company
added three leased aircraft to its fleet during each of the periods.   The
Company pays pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the six months ended September 30, 1997 and 1996 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize.

With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

          Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $14,448,000 and $12,703,000 for the six months ended September 30, 1997 and 1996, respectively, and represented 20.0% and 21.8% of total revenue. These include all expenses incurred at airports served by the Company, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the six months ended September 30, 1997 over the six months ended September 30, 1996 as a result of the Company's rental costs, (in particular, gate rentals at DIA), which are largely fixed costs, remaining relatively constant as compared to the increase in revenue and more of its "above wing" (including passenger check-in at ticket counters, concourse gate operations and cabin cleaning) operations being performed by Company personnel rather than by third party suppliers. The Company began its own "above wing" operations at Los Angeles International Airport in June 1996, Chicago (Midway) in July 1996, Seattle-Tacoma in August 1996, and El Paso, Texas effective October 1996. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

          Maintenance. Maintenance expenses of $14,554,000 and $10,147,000 were 20.2% and 17.4% of total revenue for the six months ended September 30, 1997 and 1996, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $743 and $646 per block hour for the six months ended September 30, 1997 and 1996, respectively. Continental Airlines had been providing routine aircraft maintenance services for the Company at Denver. Continental discontinued this service in mid-September 1996. As a result of the discontinued service, the Company hired its own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by the Company, together with the cost of leasing adequate hangar space, initially increased the Company's maintenance cost per block hour. However, due principally to the addition of two new Boeing 737-300 aircraft to the Company's fleet in August and September 1997 and the lack of heavy maintenance events during the quarter, maintenance costs per block hour for the three months ended September 30, 1997 were $648, a decrease from $851 for the three months ended June 30, 1997. Management believes that these costs will continue to normalize as it adds additional aircraft to its fleet. Additionally, maintenance expenses have increased with respect to routine maintenance on the Boeing 737-200 aircraft, which are older, higher maintenance aircraft.

          Promotion and Sales. Promotion and sales expenses totaled $13,556,000 and $10,248,000 and were 19.5% and 17.9% of passenger revenue for the six months ended September 30, 1997 and 1996, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expenses per passenger were $19.76 and $17.70 for the six months ended September 30, 1997 and 1996, respectively. The Company's promotion and sales expenses per passenger increased largely as a result of the code share agreement with Western Pacific, under which the Company incurred additional communications, computer reservation, and interline handling fees for the code share agreement. These expenses were offset, in part, by interline handling fees earned which are included in other revenues. The expenses associated with the code share agreement will decline substantially when the code share agreement ends on November 16, 1997. The Company offers mileage credits on Continental Airlines OnePass mileage program. The Company's expense associated with the OnePass program has increased as it has become more mature and more passengers have become aware of the Company's participation in the OnePass program. Additionally, the increase in business travelers, who generally participate more than leisure travelers in mileage programs, has also caused an increase in the OnePass expense.

          Advertising expenses of $1,237,000 were 1.8% of passenger revenue for the six months ended September 30, 1997, compared to approximately $963,000 or 1.7% of passenger revenue for the six months ended September 30, 1996. Advertising expenses increased as a percentage of passenger revenue as the Company increased advertising in response to increased fare competition from the entry of Western Pacific.

          General and Administrative. General and administrative expenses for the six months ended September 30, 1997 and 1996 totaling $3,251,000 and $2,216,000 were 4.5% and 3.8% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. Included in general and administrative expenses during the six months ended September 30, 1997 are one time expenses of approximately $500,000 associated with the terminated Merger Agreement with Western Pacific.

          Depreciation and Amortization. Depreciation and amortization expense of $721,000 and $495,000 were approximately one percent of total revenue for the six months ended September 30, 1997 and 1996, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

          Nonoperating Income (Expenses). Total net nonoperating income totaled $357,000 for the six months ended September 30, 1997 compared to $556,000 for the six months ended September 30, 1996, or a decrease of 35.8%, principally a result of a decrease in interest income. Interest income decreased from the prior comparable period as a result of a decrease in cash associated with the net loss incurred during the six months ended September 30, 1997.

          Expenses per ASM. The Company's expenses per ASM for the six months ended September 30, 1997 and 1996 were 8.81c and 8.55c, respectively, or a decrease of 3.0%. Expenses per ASM decreased from the prior comparable period as a result of the economies of scale as the fixed costs were spread across a larger base of operations and the average ASMs per aircraft have increased as the Company adds planes with more seating capacity as compared to its earlier fleet additions. Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on its first five Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers. The Company's average seats per aircraft for the six months ended September 30, 1997 are 121 as compared to 117 seats per aircraft for the six months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's balance sheet reflected cash and cash equivalents of $16,652,000 at September 30, 1997 and $10,286,000 at March 31, 1997. At
September 30, 1997, total current assets were $52,522,000 as compared to $58,585,000 of total current liabilities, resulting in a working capital deficit of $6,063,000. At March 31, 1997, total current assets were $31,470,000 as compared to $32,745,000 of total current liabilities, resulting in a working capital deficit of $1,275,000.

          Cash provided by operating activities for the six months ended
September 30, 1997 was $7,828,000.   This is largely attributable to an increase
in air traffic liability, accrued expenses and accrued maintenance expenses, offset by increases in trade receivables, security, maintenance and other deposits, prepaid expenses and the Company's net loss for the period. Cash used by operating activities for the six months ended September 30, 1996 was $1,029,000. This is attributed primarily to the Company's net loss for the period, increases in restricted investments to secure credit card transactions, security, maintenance and other deposits, offset by increases in accrued expenses and accrued maintenance expenses.

          The large increase in cash and cash equivalents and corresponding large increase in air traffic liability is a result of the code share agreement with Western Pacific. If a ticket for travel on Western Pacific, or any other airline, is ticketed on the Company's ticket stock designated by its airline code, the Company receives the cash for the sale and records a corresponding liability until the passenger has traveled. Upon providing the service, the airline that carries the passenger can invoice the ticketing carrier. The payment on the invoice is made the following month. During the month of October 1997, Western Pacific and the Company invoiced and paid one another for travel services provided during the month of September 1997 totaling $6,949,000 and $1,970,000, respectively, or a net amount of $4,979,000. The air traffic liability was decreased by the corresponding amount paid to Western Pacific.

          If Western Pacific were to cease operations, passengers who were to have been flown by Western Pacific that were ticketed by the Company or by one of its travel agents will require reaccomodation by the Company on one of its flights or on another carrier if the Company does not provide service to the city ticketed. Both the liability and the cash remain with the Company until the service is provided. The Company remains obligated to provide service under the code share agreement to passengers ticketed by Frontier over Western Pacific's routes even though the service is to be provided after the November 16, 1997 termination of the code share agreement. The Company in this regard is unable to predict what impact a cessation of Western Pacific's operations would have upon the Company.

          Cash used in investing activities for the six months ended September 30, 1997 was $1,945,000, largely a result of capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements for the aircraft delivered in May, August, and September 1997. Additionally, the Company secured the aircraft delivered in August 1997 with a letter of credit totaling $750,000. In turn the Company received $325,000 from the aircraft lessor that was previously on deposit to secure this aircraft. The Company's restricted investments increased $750,000 to collateralize the letter of credit. Cash used in investing activities for the six months ended September 30, 1996 was $11,409,000, which included additional capital expenditures for the Boeing 737-300s and the two additional Boeing 737-200s leased during the six months ended September 30, 1996, spare parts, ground equipment, computer equipment, and leasehold improvements. The Company invested $8,562,000 in short-term investments comprised of government backed agencies with maturities of one year or less. The Company used cash of $1,590,000 for initial lease acquisition security deposits for the Boeing 737-200 aircraft delivered in June 1996 and certain of the aircraft delivered in 1997.

          Cash provided by financing activities for the six months ended September 30, 1997 and 1996 was $484,000 and $16,012,000, respectively. During the six months ended September 30. 1997, the Company received $396,000 from the exercise of common stock options. During the six months ended September 30, 1996, the Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,721,000 in April 1996. In May 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to warrants not exercised on or before June 28, 1996. The Company received net proceeds from the exercise of these warrants of approximately $13,278,000.

          Five of the Company's Boeing 737-200 aircraft are leased under operating leases which originally expired in 1997. The leases provide for up to two renewal terms of two years each with no increase in basic rent. The Company renewed the leases for the first two-year renewal period and these leases now expire in 1999. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $4,470,000, respectively, at September 30, 1997.

          The Company in November 1995 leased two Boeing 737-300 aircraft under operating leases which expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $3,055,000, respectively, at September 30, 1997. These aircraft are compliant with FAA Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at an aggregate purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

          In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in the year 2001. The Company was required to make security deposits for these aircraft totaling $858,000. Commencing July 1996 the Company was required to make monthly deposits for maintenance of these leased aircraft. At September 30, 1997, these deposits totaled $2,359,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's Common Stock at an aggregate purchase price of $503,300 per warrant.

          In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The

Company was required to secure the aircraft lease with a letter of credit totaling $600,000. The Company is also required to make monthly cash deposits for maintenance of this aircraft. As of September 30, 1997, the Company had made maintenance deposits associated with this leased aircraft totaling $828,000.

          During the fiscal year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft with scheduled deliveries during the Company's fiscal year ended March 31, 1998. The Company took delivery of three of these aircraft in May, August and September 1997, and the fourth is scheduled for delivery during the first quarter of 1998. In connection with the Boeing 737-300 aircraft delivered in September 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. At September 30, 1997, the Company had made cash security deposits totaling $1,941,000 with respect to these aircraft. In October 1997, the Company secured the 1998 aircraft with a letter of credit totaling $750,000 and, in turn, $325,000 of cash security deposits was returned to the Company. The Company's restricted cash increased by $750,000 in October 1997 to collateralize the letter of credit. Two each of the four lease agreements have seven and eight year terms from date of delivery, respectively. Two of the four leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs. As of September 30, 1997, the Company had deposits associated with these aircraft totaling $426,000.

          Management is continuing to take steps designed to improve the Company's operating performance. Effective January 28, 1997, the Company introduced electronic ticketing. Passengers who call the Company directly are presently given the option of receiving a paper ticket or a confirmation number in lieu of a paper ticket. Electronic ticketing will decrease certain costs including postage and handling costs, ticket stock, and reduced revenue accounting fees because the accounting for electronic ticketing is automated. Additionally, in the fall of 1997, the Company can provide passengers the option to book flight reservations through the Company's Internet site.

          The Company is exploring various means to reduce expenses. These include installing an upgraded flight operations, maintenance, and parts inventory management information system and an in-house revenue accounting system. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own "above wing" operations rather than continuing to contract out these services. Since April 1996, conversions to the Company's own "above wing" operations occurred at nine of the Company's 14 airport stations.

          The Company has a contract with a credit card processor that requires the Company to provide a letter of credit to match the total amount of air traffic liability associated with credit card customers if the Company does not meet certain financial covenants and if the credit card processor requests that the collateral be increased. As of September 30, 1997, the Company was in default with respect to these financial covenants. In November 1997 the credit card processor required an increase in the collateral amount from its present level of $2,000,000 to $4,000,000 which increased the Company's current restricted investment balance accordingly.

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

          Effective February 11, 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver and Phoenix, Arizona, and on October 31, 1997 service to Salt Lake City was added, markets in which the Company provides service, as well as additional United Airlines flights in certain of the Company's other markets. Additionally, effective June 29, 1997, Western Pacific began operations at DIA. This additional competition, as well as other competitive activities by United and other carriers, have had and could continue to have a material adverse effect on the Company's revenues and results of operations.

          The Company has incurred substantial operating losses in 1997 and 1996 and has a working capital deficit at September 30, 1997. In addition, the Company has substantial contractual commitments for leasing and maintaining aircraft. The Company believes that its existing cash and cash generated from operations will be adequate to fund the Company's operations at least through March 31, 1998. There can be no assurances, however, that the Company will be successful in improving its operating results. If its operating results do not improve, the Company anticipates that it would be required to obtain additional capital or other financing to fund its operations. There can be no assurance that such additional capital or other financing would be available when needed or available on acceptable terms.

                          PART II.  OTHER INFORMATION


Item 1 - 5:    Not applicable

Item 6:        Exhibits and Reports on Form 8-K
               --------------------------------

               Reference is made to the Company's Report on Form 8-K dated September 29, 1997 and filed on October 1, 1997 relating to termination of the Merger Agreement with Western Pacific Airlines.

Exhibit
Numbers        Description of Exhibits
-------        -----------------------

               27.1  Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRONTIER AIRLINES, INC.


Date: November 13, 1997       By: /s/ Samuel D. Addoms
                                 ---------------------
                              Samuel D. Addoms, Principal Executive
                              Officer and Principal Financial Officer


Date: November 13, 1997       By: /s/ Elissa A. Potucek
                                 ----------------------
                              Elissa A. Potucek, Principal Accounting Officer