Form 10-Q
period 1997-12-31
FRONTIER AIRLINES INC /CO/
filed 1998-02-17
CIK 921929

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-24126



                            FRONTIER AIRLINES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)



                Colorado                                   84-1256945
------------------------------------------------  ------------------------------
(State or other jurisdiction of incorporated            (I.R.S. Employer
or organization)                                       Identification No.)



        12015 E. 46th Avenue, Denver, CO                    80239
       ------------------------------------              -----------
     (Address of principal executive offices)            (Zip Code)


Issuer's telephone number including area code:  (303) 371-7400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---


The number of shares of the Company's Common Stock outstanding as of February 16, 1998 was 9,233,563.

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION


                                                               Page
                                                               ----

ITEM 1.   FINANCIAL INFORMATION

          Financial Statements                                   1


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS          5



                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   17

ITEM 5.   OTHER EVENTS                                          17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      17

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FRONTIER AIRLINES, INC.
CONDENSED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                            1997         MARCH 31,
                                                                        (UNAUDITED)        1997
                                                                        ------------   ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                           $  2,927,030   $ 10,286,453
    Restricted investments                                                 4,000,000      2,000,000
    Trade receivables, net of allowance for doubtful accounts of
     $89,713 and $71,713 at December 31, 1997 and March 31, 1997           8,287,478      7,451,342
    Maintenance deposits                                                   9,796,799      6,968,379
    Prepaid expenses and other assets                                      5,142,551      3,449,871
    Inventories                                                            1,204,855        997,102
    Deferred lease and other expenses                                        353,019        289,579
    Note receivable - current portion                                         35,413         27,288
                                                                        ------------   ------------
            Total current assets                                          31,747,145     31,470,014

Security, maintenance and other deposits                                   6,943,889      6,596,660
Property and equipment, net                                                4,784,623      4,340,982
Note receivable - long-term portion                                           11,896         31,762
Deferred lease and other expenses                                            821,418        918,994
Restricted investments                                                     2,484,399        734,133
                                                                        ------------   ------------
                                                                        $ 46,793,370   $ 44,092,545
                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                                    $ 10,383,116   $  8,045,533
    Air traffic liability                                                 17,039,557     13,058,632
    Other accrued expenses                                                 4,125,715      3,318,043
    Accrued maintenance expense                                           13,683,147      8,277,115
    Note payable                                                              57,955          9,812
    Current portion of obligations under capital leases                       37,786         35,700
                                                                        ------------   ------------
            Total current liabilities                                     45,327,276     32,744,835

Senior secured notes payable                                               2,629,037              -
Accrued maintenance expense                                                1,780,050      1,408,363
Obligations under capital leases, excluding current portion                   27,571         56,444
                                                                        ------------   ------------
            Total liabilities                                             49,763,934     34,209,642
                                                                        ------------   ------------

Stockholders' equity
    Preferred stock, no par value, authorized 1,000,000 shares;
     none issued and outstanding                                                   -              -
    Common stock, no par value, stated value of $.001 per share, authorized 20,000,000 shares; 9,233,563 and 8,844,375 shares
     issued and outstanding at December 31, 1997 and March 31, 1997            9,234          8,844
    Additional paid-in capital                                            38,565,037     35,764,710
    Accumulated deficit                                                  (41,544,835)   (25,890,651)
                                                                        ------------   ------------
            Total stockholders' equity                                    (2,970,564)     9,882,903
                                                                        ------------   ------------
                                                                        $ 46,793,370   $ 44,092,545
                                                                        ============   ============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                       1997            1996           1997            1996
                                                   ------------    -----------    ------------    ------------
Revenues:
    Passenger                                      $ 31,921,525    $24,503,263    $101,564,403    $81,590,883
    Cargo                                               596,736        501,122       2,008,154      1,317,002
    Other                                               569,822        188,907       1,685,318        527,347
                                                   ------------    -----------    ------------    -----------

            Total revenues                           33,088,083     25,193,292     105,257,875     83,435,232
                                                   ------------    -----------    ------------    -----------

Operating expenses:
    Flight operations                                17,866,945     14,253,361      47,998,124     38,094,385
    Aircraft and traffic servicing                    8,376,494      6,116,467      22,824,452     18,819,068
    Maintenance                                       9,052,299      6,958,225      23,606,405     17,105,586
    Promotion and sales                               7,481,557      4,755,277      21,037,834     15,003,575
    General and administrative                        1,503,212      1,037,597       4,753,969      3,253,505
    Depreciation and amortization                       433,350        390,467       1,154,469        885,778
                                                   ------------    -----------    ------------    -----------

            Total operating expenses                 44,713,857     33,511,394     121,375,253     93,161,897
                                                   ------------    -----------    ------------    -----------

            Operating loss                          (11,625,774)    (8,318,102)    (16,117,378)    (9,726,665)
                                                   ------------    -----------    ------------    -----------

Nonoperating income:
    Interest income                                     200,604        268,980         580,935        861,474
    Other, net                                          (94,098)         6,434        (117,741)       (30,291)
                                                   ------------    -----------    ------------    -----------

            Total nonoperating income, net              106,506        275,414         463,194        831,183
                                                   ------------    -----------    ------------    -----------

Net loss                                           $(11,519,268)   $(8,042,688)   $(15,654,184)   $(8,895,482)
                                                   ============    ===========    ============    ===========

Basic and diluted loss per common share            $      (1.25)   $     (0.91)   $      (1.73)   $     (1.12)
                                                   ============    ===========    ============    ===========

Weighted average shares outstanding                   9,228,313      8,813,125       9,048,926      7,932,592
                                                   ============    ===========    ============    ===========

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)


                                                                               1997           1996
                                                                           ------------   ------------
Cash flows from operating activities:
    Net loss                                                               $(15,654,184)   $(8,895,482)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
            Employee stock option plan compensation expense                           -        375,000
            Depreciation and amortization                                     1,386,633      1,066,992
            Loss on sale of equipment                                                 -          4,591
            Changes in operating assets and liabilities:
                Restricted investments                                       (2,250,266)        98,584
                Trade receivables                                              (836,136)       580,652
                Security, maintenance and other deposits                     (3,383,149)    (3,925,029)
                Prepaid expenses and other assets                            (1,890,180)      (511,784)
                Inventories                                                    (207,753)      (321,681)
                Note receivable                                                  11,741          4,348
                Accounts payable                                              2,337,583      2,856,667
                Air traffic liability                                         3,980,925     (1,745,064)
                Other accrued expenses                                          807,672      1,156,069
                Accrued maintenance expense                                   5,777,719      3,529,352
                                                                           ------------   ------------
                     Net cash used by operating activities                   (9,919,395)    (5,726,785)
                                                                           ------------   ------------

Cash flows used by investing activities:
    Increase in short-term investments                                                -     (2,144,507)
    Aircraft lease deposits                                                     207,500     (2,292,250)
    Increase in restricted investments                                       (1,500,000)      (600,000)
    Capital expenditures                                                     (1,584,240)    (2,963,271)
                                                                           ------------   ------------
                     Net cash used in investing activities                   (2,876,740)    (8,000,028)
                                                                           ------------   ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                  415,357     15,999,107
    Proceeds from sales of senior secured notes including warrants            5,000,000              -
    Proceeds from short-term borrowings                                         170,318         95,911
    Principal payments on short-term borrowings                                (122,176)       (76,776)
    Principal payments on obligations under capital leases                      (26,787)       (46,227)
                                                                           ------------   ------------
                     Net cash provided by financing activities                5,436,712     15,972,015
                                                                           ------------   ------------

                     Net increase in cash and cash equivalents               (7,359,423)     2,245,202

Cash and cash equivalents, beginning of period                               10,286,453      6,359,254
                                                                           ------------   ------------

Cash and cash equivalents, end of period                                   $  2,927,030    $ 8,604,456
                                                                           ============    ===========

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 1997 and 1996 are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the audited financial statements and notes thereto for the year ended March 31, 1997 contained in the Form 10-KSB for the fiscal year ended March 31, 1997.

(2)  PREPAID EXPENSES AND OTHER ASSETS

     The December 31, 1997 prepaid expenses and other assets is comprised of the following:

     Prepaid travel agency commissions          $2,060,148
     Prepaid aircraft rentals                    1,181,469
     Prepaid credit card fees                      448,119
     Prepaid computer reservation system fees      358,216
     Prepaid insurance                             293,595
     Prepaid rentals - other                       376,110
     Prepaid aircraft fuel                          92,531
     Other                                         332,363
                                             -------------
                                                $5,142,551
                                             =============

(3)  SENIOR SECURED NOTES


     In December 1997, the Company sold $5,000,000 of 10% senior secured notes to Wexford Management LLC ("Wexford"). The notes are due December 15, 2001 and are secured by substantially all of the assets of the Company. In connection with this transaction, the Company issued Wexford warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share. The Company determined the value of the warrants to be approximately $2,385,000 and recorded the value as equity in additional paid-in capital. The balance of the notes will be accreted to its face value over the term of the notes and included as interest expense.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. (the "Company") and the expectations of the Company and management. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to: the Company's cash position and need for additional capital; the timing of, and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors such as the Company's commencement of passenger service and ground handling operations at several airports and assumption of maintenance operations at DIA with its own employees; general economic factors and behavior of the fare-paying public and the federal government, such as the crash in May 1996 of another low-fare carrier's aircraft that resulted in a federal investigation of the carrier, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase the Company's operating costs or otherwise adversely affect the Company; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines and other competitors, including Western Pacific Airlines ("Western Pacific"), another low-fare carrier which competed with the Company at DIA from June 1997 until it ceased operations on February 4, 1998; the current limited supply of Boeing 737 aircraft and the higher lease and maintenance costs associated with such aircraft, which inhibits the Company's ability to achieve operating economies and implement its business strategy; recent changes to the former air transportation excise tax of 10% to a combination of a percentage tax and flight segment fee; and uncertainties regarding aviation fuel prices. Because the Company's business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues and low profit margins, small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results.

GENERAL

        The Company is a low-fare, full-service airline based in Denver, Colorado. The Company's flight operations began on July 5, 1994 with two Boeing 737-200 aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. The Company leased three additional Boeing 737-200 aircraft in 1994 and added four cities in Montana to its route system. Since that time, the Company has increased the number of markets it serves from its Denver hub to 14 cities in 12 states spanning the western two-thirds of the United States and certain east coast cities. The Company presently operates a fleet of 14 aircraft comprised of seven Boeing 737-200 and seven Boeing 737-300 aircraft.

        The Company significantly rescheduled its flights in 1995 and eliminated two of its original North Dakota cities and all four of its Montana destinations. Flights to Bismarck and Fargo, North Dakota, the last two of the Company's eight original markets, were suspended on September 10, 1996. The Company's current route system extends from Denver to Los Angeles and San Francisco, California; Chicago and Bloomington/Normal, Illinois; Boston, Massachusetts; Baltimore, Maryland; Seattle/Tacoma, Washington; Phoenix, Arizona; Minneapolis/St. Paul, Minnesota; Salt Lake City, Utah; Omaha, Nebraska; Albuquerque, New Mexico, New York (LaGuardia), New York; and El Paso, Texas. At present, the Company utilizes four gates at Denver International Airport ("DIA") for approximately 60 daily flight departures and arrivals.

        Subject to the availability of aircraft and capital resources, the Company plans to lease additional jets in the Boeing 737 series to permit the Company to further expand its lines of service. Demand and competition for Boeing 737 aircraft has increased significantly in the past two years. With the bankruptcy of Western Pacific and that carrier's cessation of all flight operations on February 4, 1998, 18 Boeing 737-300s will become available for lease, which may partially ameliorate the demand and competition for Boeing 737-300 aircraft.

        The Company expanded operations during the three and nine months ended December 31, 1996 and 1997. Therefore, the Company's results of operations for the three and nine months ended December 31, 1996 and 1997 are not necessarily comparable or indicative of future operating results. Effective in September 1996, the Company began performing scheduled maintenance on its aircraft using its own mechanics, with the exception of major maintenance cycles which continue to be performed by FAA approved contractors.

     On June 30, 1997, the Company signed an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of the Company with Western Pacific. On September 29, 1997, the Company and Western Pacific mutually agreed to terminate the Merger Agreement. At the same time, the two companies also reported the termination, effective November 16, 1997, of a code share agreement the companies entered into upon signing the Merger Agreement. On October 5, 1997, Western Pacific filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Western Pacific, which originally began service to and from Colorado Springs, Colorado, commenced service from DIA on June 29, 1997. On February 4, 1998, Western Pacific ceased flight operations and has since announced its intention to liquidate its business.

RESULTS OF OPERATIONS

     The Company incurred a net loss of $15,654,000 or $1.73 per share for the nine months ended December 31, 1997 as compared to a net loss of $8,895,000 or $1.12 per share for the nine months ended December 31, 1996. The Company expects losses to continue at least through the month of January 1998. The Company incurred a net loss of $11,519,000 or $1.25 per share for the three months ended December 31, 1997 as compared to a net loss of $8,043,000 or $.91 per share for the three months ended December 31, 1996. Management believes that its operating results were adversely affected during the nine months ended December 31, 1997 by a code share agreement with Western Pacific which the Company entered into on June 30, 1997 and was effective August 1, 1997 in connection with the proposed merger with Western Pacific. The code share was designed to mesh the Company's schedule with Western Pacific's schedule at DIA. The code share agreement was terminated on October 1, 1997 effective November 15, 1997 in connection with termination of the Western Pacific Merger Agreement. As a result of the schedule implemented under the code share agreement, the Company had flights scheduled in certain markets that were not at peak travel times. The Company does not believe this arrangement benefited the Company as an independent airline. As a result of termination of the Merger Agreement and code share agreement, the Company introduced a new, independent schedule, terminated service to San Diego, California and St. Louis, Missouri and added routes to Baltimore, Maryland and to New York City's La Guardia Airport in November 1997 and December 1997, respectively. Competition from Western Pacific on several of the Company's routes adversely affected the Company's yields and load factors. Additionally, during the nine months ended December 31, 1997 as compared to the prior comparable period, the Company experienced higher average aircraft lease expenses on its newer larger aircraft, higher maintenance expenses associated with its in-house maintenance operation which began in September 1996, increased maintenance expenses associated with the Boeing 737-200 aircraft, and one time general and administrative expenses associated with the Western Pacific merger.

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

     The following table sets forth certain quarterly financial and operating data regarding the Company for the fifteen months of operations ended December 31, 1997.

                     SELECTED FINANCIAL AND OPERATING DATA

                                                        THREE MONTHS ENDED
                                                        ------------------
                              DECEMBER 31,     MARCH 31,      JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                  1996           1997           1997            1997            1997
                              ------------   ------------   ------------   -------------   -------------

Passenger revenue             $ 24,503,000   $ 32,167,000   $ 33,622,000    $ 36,021,000   $  31,922,000
Revenue passengers carried         272,000        329,000        339,000         347,000         301,000
Revenue passenger
    miles (RPMs)(1)            193,316,000    235,100,000    249,436,000     282,190,000     259,443,000
Available seat miles
  (ASMs)(2)                    354,103,000    388,734,000    405,395,000     490,810,000     524,686,000
Passenger load factor(3)              54.6%          60.5%          61.5%           57.5%           49.4%
Break-even load factor(4)             73.1%          66.9%          65.6%           61.1%           67.5%
Block hours(5)                       8,089          8,689          9,087          10,507          11,059
Average daily block hour
  utilization(6)                      9.86          10.09          10.28            9.89           11.24
Yield per RPM (cents)(7)             12.68          13.68          13.48           12.76           12.30
Yield per ASM (cents)(8)              6.92           8.27           8.29            7.34            6.08
Expense per ASM (cents)               9.46           9.39           9.08            8.12            8.52
Passenger revenue per
  block hour                  $   3,029.18   $   3,702.04   $   3,700.01    $   3,428.29   $    2,886.52
Average fare(9)               $         86   $         94   $         94    $         99   $         101
Average aircraft in fleet             10.3           11.0           11.0            11.8            13.0

Operating income (loss)        ($8,318,000)   ($3,434,000)   ($2,238,000)    ($2,253,000)   ($11,626,000)
Net income (loss)              ($8,043,000)   ($3,290,000)   ($2,087,000)    ($2,048,000)   ($11,519,000)

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

     The following table provides information regarding the Company's operating revenues and expenses for the nine months ended December 31, 1996.


                                               PERCENT OF    REVENUE/
                                    AMOUNT       REVENUE    BLOCK HOUR  YIELD/ASM  YIELD/RPM
                                  -----------  -----------  ----------  ---------  ---------
REVENUES
--------                          $81,591,000        97.8%   $3,428.19      7.91c     13.49c
Passenger                           1,317,000         1.6%       55.34      0.13c      0.22c
Cargo                                 527,000         0.6%       22.14      0.05c      0.09c
Other                             -----------       -----    ---------  ---------  ---------
                                  $83,435,000       100.0%   $3,505.67      8.09c     13.80c
Total operating revenues          ===========       =====    =========  =========  =========

                                               PERCENT OF    EXPENSE/   EXPENSE/
                                    AMOUNT      REVENUE     BLOCK HOUR     ASM
                                  -----------  ----------   ----------  ---------
EXPENSES
--------                          $38,094,000        45.7%   $1,600.59      3.69c
Flight operations                  18,819,000        22.5%      790.71      1.82c
Aircraft and traffic servicing     17,106,000        20.5%      718.74      1.66c
Maintenance                        15,004,000        18.0%      630.42      1.46c
Promotion and sales                 3,253,000         3.9%      136.68       .32c
General and administrative            886,000         1.1%       37.23       .09c
Depreciation and amortization     -----------       -----    ---------  ---------
                                  $93,162,000       111.7%   $3,914.37      9.04c
Total operating expenses          ===========       =====    =========  =========

     The following table provides information regarding the Company's operating revenues and expenses for the nine months ended December 31, 1997.


                                                PERCENT OF    REVENUE/
                                     AMOUNT       REVENUE    BLOCK HOUR  YIELD/ASM  YIELD/RPM
                                  ------------  -----------  ----------  ---------  ---------
REVENUES
--------                          $101,565,000        96.5%   $3,313.58      7.15c     12.84c
Passenger                            2,008,000         1.9%       65.51      0.16c      0.25c
Cargo                                1,685,000         1.6%       54.97      0.12c      0.21c
Other                             ------------       -----    ---------  ---------  ---------
                                  $105,258,000       100.0%   $3,433.86      7.41c     13.30c
Total operating revenues          ============       =====    =========  =========  =========


                                                PERCENT OF    EXPENSE/   EXPENSE/
                                     AMOUNT      REVENUE     BLOCK HOUR    ASM
                                  ------------  ----------   ----------  --------
EXPENSES
---------
Flight operations                 $ 47,998,000        45.6%   $1,565.85    3.38c
Aircraft and traffic servicing      22,825,000        21.7%      744.63    1.61c
Maintenance                         23,606,000        22.4%      770.10    1.66c
Promotion and sales                 21,038,000        20.0%      686.33    1.48c
General and administrative           4,754,000         4.5%      155.09     .33c
Depreciation and amortization        1,154,000         1.1%       37.65     .08c
Total operating expenses          ------------       -----    ---------  -------
                                  $121,375,000       115.3%   $3,959.65    8.54c
                                  ============       =====    =========  =======

REVENUES

     General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as market penetration is achieved. The Company added three new markets during the nine months ended December 31, 1996 and three during the nine months ended December 31, 1997.

  The Company's results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. Given the elasticity of passenger demand, the Company believes that increases in fares will result in a decrease in passenger demand. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. Passenger revenues are seasonal in leisure travel markets depending on the markets' locations and when they are most frequently patronized.

  During the nine months ended December 31, 1997 and 1996, the Company faced extreme competitive actions by two competitors that maintained hubs at DIA. During the nine months ended December 31, 1996, the Company competed with United Airlines with respect to fare competition. During the nine months ended December 31, 1997, the Company, as well as competing with United Airlines for passenger traffic and on fares, also was forced to compete with Western Pacific in six of the Company's markets where Western Pacific was offering extremely low fares in an effort the Company believes was targeted toward increasing load factor and revenues. The effect of this competition during the nine months ended December 31, 1996 was a low average fare and to a lesser degree, fewer revenue passengers carried, and during the nine months ended December 31, 1997 fewer revenue passengers were carried and there was a slight downward effect on the average fare. Western Pacific discontinued all flight operations on February 4, 1998 and has announced its intention to liquidate its business.

  The Company's average fares for the three months ended December 31, 1997 and 1996 were $101 and $86, respectively. Management believes that the increase in the average fare during the three months ended December 31, 1997 over the prior comparable period was largely a result of the Company's focus on increasing business travelers, an increase in the average length of haul and stage length, and reduced fare competition from United Airlines, offset by low pricing by Western Pacific. Effective October 1, 1997, the U.S. Congress reduced the 10% excise tax to 9% but added a per-flight-segment fee of $1 on domestic flights. The tax decreases to 8% October 1, 1998 and to 7.5% on October 1, 1999. The per-flight-segment fee increases to $2 effective October 1, 1998, $2.25 effective October 1, 1999 and thereafter increases in annual amounts of 25 cents until it reaches $3 effective October 1, 2002.


  Passenger Revenue. Passenger revenues totaled $101,564,000 for the nine months ended December 31, 1997 compared to $81,591,000 for the nine months ended December 31, 1996, or an increase of 24.5%. Competition increased dramatically during the months of July through December, 1997 when Western Pacific began operations at DIA and even more significantly during the months of October through December 1997 once the Company's merger and code share agreements with Western Pacific were terminated. This increased competition had a negative impact on the number of revenue passengers carried. The number of revenue passengers carried was 987,000 for the nine months ended December 31, 1997 compared to 851,000 for the nine months ended December 31, 1996 or an increase of 16%. The Company had an average of 11.8 aircraft in service during the nine months ended December 31, 1997 compared to an average of 9.1 aircraft in service during the nine months ended December 31, 1996 for an increase in ASMs of 389,905,000 or 37.8%. The average fare for the nine months ended December 31, 1997 was $98 compared to the average fare for the nine months ended December 31, 1996 of $92.

  An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the three months ended December 31, 1997, the Company's break-even load factor was 67.5% compared to a passenger load factor of 49.4%. For the three months ended December 31, 1996, the Company's break-even load factor was 73.1% compared to a passenger load factor of 54.6%. The Company's break-even load factor decreased from the prior comparable period largely as a result of an increase in its average fare to $101 during the three months ended December 31, 1997 from $86 during the three months ended December 31, 1996.

  The Company's load factor decreased from 58.7% to 55.7% for the nine months ended December 31, 1997 from the prior comparable period. Management believes that its load factor for the nine months ended December 31, 1997 was adversely affected by increased competition from Western Pacific and new routes added during November and December 1997. Management believes that the Company's load factors will increase as a result of

Western Pacific's termination of all air service effective February 4, 1998 but is unable to predict the extent of such load factor improvement.

  Cargo revenues, consisting of revenues from freight and mail service, totaled $2,008,000 and $1,317,000 for the nine months ended December, 1997 and 1996, representing 1.9% and 1.6% of total operating revenues, respectively. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

  Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $1,685,000 and $527,000 or 1.6% and .6% of total operating revenues for the nine months ended December 31, 1997 and 1996, respectively. The increase for the nine months ended December 31, 1997 over the prior comparable period is due to the increase in ticket handling fees associated with the code share agreement with Western Pacific. Ticket handling fees are earned by the ticketing airline to offset ticketing costs incurred on segments ticketed on the flight operated by the Company's code share partner. The Company recognized approximately $857,000 in ticket handling fees associated with its code share agreement with Western Pacific during the nine months ended December 31, 1997. The costs which offset this revenue are included in sales and promotion expenses. These interline handling fees and related costs were insignificant following the termination of the code share agreement with Western Pacific effective November 16, 1997.

OPERATING EXPENSES

  Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Operating expenses as a percentage of revenue for the three months ended December 31, 1997 and 1996 were 135.2% and 133%, respectively. Total operating expenses increased to 115.3% of revenue for the nine months ended December 31, 1997 compared to 111.7% of revenue for the nine months ended December 31, 1996. Operating expenses increased as a percentage of revenue as the Company's revenue was adversely effected by lower load factors caused by increased competition and the Company also experienced higher average aircraft lease expenses on its newer larger aircraft, higher maintenance expenses associated with its in-house maintenance operation which began in September 1996, and increased maintenance expenses associated with the Boeing 737-200 aircraft, and increased general and administrative expenses associated with the Western Pacific merger.

  Flight Operations. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses. Flight operations expenses of $47,998,000 and $38,094,000 were 45.6% and 45.7% of total revenue for the nine months ended December 31, 1997 and 1996, respectively, or an increase of 26%.

  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $17,478,000 for 23,918,000 gallons used and $15,839,000 for 19,028,000 gallons used resulted in an average fuel cost of 73.1c and 83.2c per gallon and represented 36.4% and 41.6% of total flight operations expenses for the nine months ended December 31, 1997 and 1996, respectively. The average fuel cost per gallon decreased for the nine months ended December, 1997 from the comparable prior period due to an overall decrease in the cost of fuel. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the nine months ended December 31, 1997 and 1996 averaged 780 and 801 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft and an increase in the average length of haul.

  Aircraft lease expenses, excluding short-term aircraft lease expenses, totaled $17,041,000 (16.2% of total revenue) and $9,159,000 (11% of total revenue) for the nine months ended December 31, 1997 and 1996, respectively, or an increase of 86.1%. The increase is partially attributable to the increase in the average number of aircraft in service to 11.8 from 9.1, or 29.7%, for the nine months ended December 31, 1997 and 1996, respectively, and largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet. In August 1996, the Company entered into short-term lease agreements in order to add a partial spare to its fleet to improve the Company's on-time performance and completion factors and to substitute for aircraft in the Company's fleet that were rotated out of service for scheduled maintenance. Total expenses associated with the short-term lease agreements totaled $2,231,000 for the months of August through December 1996 and none during the nine months ended December 31, 1997. Because of the increase in the Company's fleet size, the Company at certain times uses one of its aircraft as a spare and has rescheduled its major maintenance cycles to coincide with lesser traveled months.

  Aircraft insurance expenses totaled $2,075,000 (2% of total revenue) and $1,950,000 (2.3% of total revenue) for the nine months ended December 31, 1997 and 1996, respectively, or an increase of 6.4%. Aircraft insurance expenses decreased as a percentage of revenue as a result of competitive pricing in the aircraft insurance industry, the Company's favorable experience rating since it began flight operations in July 1994 and economies of scale due to the increase in fleet size.

  Pilot and flight attendant salaries totaled $6,948,000 and $5,434,000 or 6.8% and 6.7% of passenger revenue for the nine months ended December 31, 1997 and 1996, respectively, or an increase of 27.9%. Pilot and flight attendant compensation increased principally as a result of a 29.7% increase in the average number of aircraft in service and an increase of 28.8% in block hours. During each of the nine months ended December 31, 1997 and 1996, the Company
added three leased aircraft to its fleet.   The Company pays pilot and flight
attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the nine months ended December 31, 1997 and 1996 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

  Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $22,825,000 and $18,819,000 for the nine months ended December 31, 1997 and 1996, respectively, and represented 21.7% and 22.5% of total revenue. These include all expenses incurred at airports served by the Company, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the nine months ended December 31, 1997 over the nine months ended December 31, 1996 as a result of the Company's rental costs (in particular, gate rentals at DIA), which are largely fixed costs, remaining relatively constant as compared to the increase in revenue and more of its "above wing" (including passenger check-in at ticket counters, concourse gate operations and cabin cleaning) operations being performed by Company personnel rather than by third party suppliers. The Company began its own "above wing" operations at Los Angeles International Airport in June 1996, Chicago (Midway) in July 1996, Seattle-Tacoma in August 1996, and El Paso, Texas effective October 1996. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

  Maintenance. Maintenance expenses of $23,606,000 and $17,106,000 were 22.4% and 20.5% of total revenue for the nine months ended December 31, 1997 and 1996, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $770 and $719 for the nine months ended December 31, 1997 and 1996, respectively. Continental Airlines had been providing routine aircraft maintenance services for the Company at Denver. Continental discontinued this service in mid-September 1996. As a result of the discontinued service, the Company hired its own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by the Company, together with the cost of leasing adequate hangar space, initially increased the Company's maintenance cost per block hour. Management believes that these costs will normalize as it adds additional aircraft to its fleet. Additionally, maintenance expenses have increased with respect to routine maintenance on the Boeing 737-200 aircraft, which are older, higher maintenance aircraft.

During the three months ended December 31, 1997 and 1996, the Company revised the timing of its scheduled maintenance and related estimates for its engine maintenance reserves. The revised estimate resulted in an additional reserve accrual of approximately $835,000 and $533,000, respectively, which approximates $75 and

$66 of the total maintenance cost per block hour of $818 and $860 for the three months ended December 31, 1997 and 1996, respectively.

  Promotion and Sales. Promotion and sales expenses totaled $21,038,000 and $15,004,000 and were 20.7% and 18.4% of passenger revenue for the nine months ended December 31, 1997 and 1996, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expenses per passenger were $21.32 and $17.63 for the nine months ended December 31, 1997 and 1996, respectively. The Company's promotion and sales expenses per passenger increased largely as a result of the code share agreement with Western Pacific, under which the Company incurred additional communications, computer reservation, credit card and interline handling fees for the code share agreement, and increased advertising expenses. These expenses were offset, in part, by interline handling fees earned which are included in other revenues. Expenses associated with the code share agreement will be insignificant after December 31, 1997. The Company offers mileage credits on Continental Airlines OnePass mileage program. The Company's expense associated with the OnePass program has increased as it has become more mature and more passengers have become aware of the Company's participation in the OnePass program. Additionally, the increase in business travelers, who generally participate in mileage programs more than leisure travelers, has also caused an increase in the OnePass expense.

  Advertising expenses of $2,336,000 were 2.3% of passenger revenue for the nine months ended December 31, 1997, compared to approximately $1,491,000 or 1.8% of passenger revenue for the nine months ended December 31, 1996. Advertising expenses increased as a percentage of passenger revenue as the Company increased advertising in response to increased fare competition from the entry into DIA and continuing operations of Western Pacific and the Company's entry into three east coast cities.

  General and Administrative. General and administrative expenses for the nine months ended December 31, 1997 and 1996 totaling $4,754,000 and $3,253,000 were 4.5% and 3.9% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. Included in general and administrative expenses during the nine months ended December 31, 1997 are one time expenses of approximately $513,000 associated with the terminated Merger Agreement with Western Pacific.

  Depreciation and Amortization. Depreciation and amortization expense of $1,154,000 and $886,000 were approximately 1.1% of total revenue for the nine months ended December 31, 1997 and 1996, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

  Nonoperating Income (Expenses). Total net nonoperating income totaled $463,000 for the nine months ended December 31, 1997 compared to $831,000 for the nine months ended December 31, 1996, or a decrease of 44.3%, principally a result of a decrease in interest income. Interest income decreased from the prior comparable period as a result of a decrease in cash associated with the net loss incurred during the nine months ended December 31, 1997.

  Expenses per ASM. The Company's expenses per ASM for the nine months ended December 31, 1997 and 1996 were 8.54c and 9.04c, respectively, or a decrease of 5.5%. Expenses per ASM decreased from the prior comparable period as a result of the economies of scale as the fixed costs were spread across a larger base of operations and the average ASMs per aircraft have increased as the Company adds planes with more seating capacity as compared to its earlier fleet additions. Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on its first five Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers. The Company's average seats per aircraft for the nine months ended December 31, 1997 were 122 as compared to 117 seats per aircraft for the nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's balance sheet reflected cash and cash equivalents of $2,927,000 at December 31, 1997 and $10,286,000 at March 31, 1997. At December 31, 1997,
total current assets were $31,747,000 as compared to $45,327,000 of total current liabilities, resulting in a working capital deficit of $13,581,000. At March 31, 1997, total current assets were $31,470,000 as compared to $32,745,000 of total current liabilities, resulting in a working capital deficit of $1,275,000. The $12,306,000 increase in the working capital deficit is a result of the Company's operating losses during the nine months ended December 31, 1997.

  Cash used by operating activities for the nine months ended December 31, 1997
was $9,919,000.   This is largely attributable primarily to the Company's net loss for the period, an increase in restricted investments, trade receivables, security, maintenance and other deposits, and prepaid expenses and other assets, offset by increases in accounts payable, air traffic liability, other accrued expenses and accrued maintenance expenses. Cash used by operating activities for the nine months ended December 31, 1996 was $5,727,000. This is attributed primarily to the Company's net loss for the period, increases in security, maintenance, and other deposits, and a decrease in air traffic liability, offset by increases in accounts payable, other accrued expenses and accrued maintenance expenses.

  Cash used in investing activities for the nine months ended December 31, 1997 was $2,877,000, largely a result of capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements for the aircraft delivered in May, August and September 1997. Additionally, the Company secured the aircraft delivered in August 1997 and February 1998 with letters of credit totaling $1,500,000. In turn the Company received $650,000 during the nine months ended December 31, 1997 from the aircraft lessor that was previously on deposit to secure these aircraft. The Company's restricted investments increased $1,500,000 to collateralize the letter of credit. Cash used in investing activities for the nine months ended December 31, 1996 was $8,000,000. The Company invested $2,145,000 in short-term investments comprised of government backed agencies with maturities of one year or less. Restricted cash increased $600,000 for collateral for a letter of credit given to an aircraft lessor in lieu of a cash security deposit for the Boeing 737-300 aircraft leased in November 1996. The Company spent $2,292,000 for security deposits for the two Boeing 737-200 aircraft leased during the nine months ended December 31, 1996 and partial security deposits for the four aircraft that were delivered during the Company's fiscal year ending March 31, 1998. The Company also acquired property and equipment totaling $2,963,000 for equipment, spare engine and aircraft parts, and improvements to the Boeing 737-300s and the two additional Boeing 737-200s leased during the nine months ended December 31, 1996, maintenance equipment for its maintenance facility which began operations in September 1996, ground equipment, computer equipment, and leasehold improvements.

  Cash provided by financing activities for the nine months ended December 31, 1997 and 1996 was $5,437,000 and $15,999,000, respectively. During the nine months ended December 31, 1997, the Company received $415,000 from the exercise of stock options. In December 1997, the Company sold $5,000,000 of 10% senior secured notes. In connection with this transaction, the Company issued warrants to purchase 1,000,000 shares of Common Stock at $3.00 per share, and an additional 750,000 warrants were issued in February 1998. The Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,721,000 in April 1996. In May 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to warrants not exercised on or before June 28, 1996. The Company received net proceeds from the exercise of these warrants of approximately $13,278,000.

  Five of the Company's Boeing 737-200 aircraft are leased under operating leases which originally expired in 1997. The leases provide for up to two renewal terms of two years each with no increase in basic rent. The Company renewed the leases for the first two-year renewal period and these leases now expire in 1999. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits totaled $625,000 and $3,361,000, respectively, at December 31, 1997.

  The Company in November 1995 leased two Boeing 737-300 aircraft under operating leases which expire in 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $3,420,000, respectively, at December 31, 1997. These aircraft are compliant with FAA Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at an aggregate purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

  In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in 2001. In November 1997, the Company renegotiated one these leases and extended the lease term one year to 2002 and received a slight reduction in the monthly rental payment. The Company was required to make security deposits for these aircraft totaling $858,000. Commencing July 1996, the Company was required to make monthly deposits for maintenance of these leased aircraft. At December 31, 1997, these deposits totaled $2,220,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's Common Stock at an aggregate purchase price of $503,300 per warrant.

  In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company was required to secure the aircraft lease with a letter of credit totaling $600,000. The Company is also required to make monthly cash deposits for maintenance of this aircraft. As of December 31, 1997, the Company had made maintenance deposits associated with this leased aircraft totaling $1,054,000.

  During the fiscal year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft with scheduled deliveries during the Company's fiscal year ended March 31, 1998. The Company took delivery of these aircraft in May, August, and September 1997 and in February 1998. In connection with the Boeing 737-300 aircraft delivered in September 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. As of December 31, 1997, the Company had made cash security deposits totaling $1,616,000 with respect to these aircraft. During the nine months ended December 31, 1997, the Company secured two of these aircraft with letters of credit totaling $1,500,000 and, in turn, $650,000 of cash security deposits was returned to the Company. The Company's restricted cash increased by $1,500,000 to collateralize the letters of credit. Two each of the four lease agreements have seven and eight year terms from date of delivery, respectively. Two of the four leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs. As of December 31, 1997, the Company had deposits associated with these aircraft totaling $2,248,000.

  Management is continuing to take steps designed to improve the Company's operating performance. Effective January 28, 1997, the Company introduced electronic ticketing. Passengers who call the Company directly are given the option of receiving a paper ticket or a confirmation number in lieu of a paper ticket. Electronic ticketing will decrease certain costs including postage and handling costs, ticket stock, and reduced revenue accounting fees because the accounting for electronic ticketing is automated. The Company intends to provide passengers the option to book flight reservations through the Company's Internet site.

  The Company is exploring various means to increase revenue and reduce expenses. The Company is considering revenue enhancement initiatives which would include the introduction of first class service, developing new marketing alliances, and ad hoc charters. Expense reduction programs include the installation of an upgraded flight operations, maintenance, and parts inventory management information system which will be installed during the first six months of 1998. Other potential cost savings programs include an in-house revenue accounting system, performing its own "below-wing" operations at DIA, and bringing certain heavy maintenance checks in-house. These items will require capital expenditures and will be implemented if the Company is able to increase its capital resources. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own "above wing" operations rather than continuing to contract out these services. Since April 1996, conversions to the Company's own "above wing" operations occurred at nine of the Company's 14 stations.

  The Company has a contract with a credit card processor that requires the Company to provide a letter of credit to match the total amount of air traffic liability associated with credit card customers if the Company does not meet certain financial covenants and if the credit card processor requests that the collateral be increased. As of September 30, 1997, the Company was in default with respect to these financial covenants. In November 1997, the credit card processor required an increase in the collateral amount from its present level of $2,000,000 to $4,000,000 which increased the Company's current restricted investment balance accordingly. As of February 9, 1998, the Company could be required to increase the collateral amount to $5,238,000.

  Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected.

  The Company's goal is to lease a number of additional aircraft to serve additional cities from Denver. The Company believes that such a route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in its new markets and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business, and competition within the airline industry, which often requires quick reaction by management to changes in market conditions, the Company likely will require additional capital to maintain or further expand its business.

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

  Western Pacific has filed a motion in its bankruptcy case to recover approximately $334,000 from the Company. The disputed amount was collected by the Company in October 1998 through the Airline Clearing House ("ACH") and represents expenses incurred by the Company during its code share arrangement with Western Pacific. Western Pacific maintains that the Company was not authorized to recover pre-petition expenses through the ACH. The Company does not dispute the assertion that the expenses were incurred pre-petition.
However, the Company maintains that it was authorized to collect the expenses by certain orders entered by the Bankruptcy Court in connection with Western Pacific's assumption of its agreement with the ACH and by the Bankruptcy
Code's provisions on setoffs. A hearing has not been scheduled in connection with this matter, and, if later scheduled, Management is unable to determine what the result of the hearing might be.

  The Company has incurred substantial operating losses in 1997 and 1996 and has a substantial working capital deficit at December 31, 1997. In addition, the Company has substantial contractual commitments for leasing and maintaining aircraft. Because of the Company's losses in 1997, the Company likely will require, and is actively seeking to obtain, additional capital or other financing to fund its operations. The Company and a lender that made a $5,000,000 loan to the Company in December 1997 had been engaged in negotiations regarding up to $10,000,000 additional financing. These negotiations terminated in February 1998 without a commitment for additional financing. Management believes that Western Pacific's recent cessation of service and its announced intention to liquidate its business should facilitate the Company's ability to raise capital. The Company is engaged in discussions with several other potential financing sources and is considering other financing options. However, there can be no assurance that additional capital would be available when needed or available on acceptable terms. If the Company's operating performance does not improve in the near term, or if the Company is unable to obtain additional capital, it may need to curtail operations or may be unable to continue as a going concern.

YEAR 2000 COMPLIANCE

  The Company uses information systems in managing and conducting certain aspects of its business. The Company's systems are currently not Year 2000 compliant, and the Company is in the process of ascertaining the modifications that will be necessary for its systems to attain Year 2000 compliance. While the Company believes it will be able to perform or obtain the necessary modifications on a timely basis, the Company has not determined the costs that will be necessary for attaining compliance, and there is no assurance that such costs will not be significant Failure by the Company or its suppliers to achieve Year 2000 compliance on a timely basis could have a significant impact on the Company's business, financial condition and operating results.

                          PART II.  OTHER INFORMATION


Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The annual meeting of shareholders of the Company was held on December 11, 1997, at which a quorum for the transaction of business was present. Three matters were voted upon, as described below.

          (a) Members of the Company's Board of Directors elected at the meeting were Samuel D. Addoms, B LaRae Orullian, Paul S. Dempsey, William
              B. McNamara and D. Dale Browning. The votes cast with respect to each nominee were as follows:

                 8,459,626 "For" Mr. Addoms;         159,435 "Withheld"
                 8,453,160 "For" Ms. Orullian;       165,901 "Withheld"
                 8,458,739 "For" Mr. Dempsey;        160,322 "Withheld"
                 8,452,958 "For" Mr. McNamara;       166,104 "Withheld"
                 8,455,953 "For" Mr. Browning;       163,109 "Withheld"

          (b) Shareholders voted to ratify an increase in the number of shares of authorized common stock from 20,000,000 to 40,000,000. There were 8,106,824 votes "for" this proposal, 436,044 "against", and 76,193 abstentions.

          (c) Shareholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending March 31, 1998. There were 8,490,336 votes "for" this proposal, 84,322 "against", and 44,403 abstentions.

Item 5:   Other Information
          -----------------

          On December 12, 1997, Arthur H. Amron was appointed as a member of the Company's board of directors.

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              27.1   Financial Data Schedule

          (b) Reports on Form 8-K

              On December 12, 1997 the Company filed a Report on Form 8-K, Item 5, Other Events.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FRONTIER AIRLINES, INC.


Date: February 16, 1998          By: /s/ Samuel D. Addoms
                                     -------------------------------------------
                                 Samuel D. Addoms, Principal Executive
                                 Officer and Principal Financial Officer


Date: February 16, 1998          By: /s/ Elissa A. Potucek
                                     -------------------------------------------
                                 Elissa A. Potucek, Principal Accounting Officer