Form 10-K405
period 1998-03-31
FRONTIER AIRLINES INC /CO/
filed 1998-06-29
CIK 921929

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-24126

                            FRONTIER AIRLINES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Colorado                                     84-1256945
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporated or organization)

    12015 E. 46th Avenue, Denver, CO                         80239
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code:  (303) 371-7400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                          --------------------------
                                Title of Class

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate Market Value of Stock held by Non-Affiliates of the Company as of June 23, 1998: $31,076,647, based on a closing average bid and asked price on that date of $3.44 per share.

The number of shares of the Company's Common Stock outstanding as of June 24, 1998 is 13,616,564.

Documents incorporated by reference - Part III is incorporated by reference to the company's 1998 Proxy Statement.

                                 TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----

PART I

     Item 1:          Description of Business........................................     1
     Item 2:          Description of Property........................................     9
     Item 3:          Legal Proceedings..............................................     9
     Item 4:          Submission of Matters to a Vote of Security Holders............    10

PART II

     Item 5:          Market for Common Equity and Related Stockholder Matters.......    10
     Item 6:          Selected Financial Data........................................    13
     Item 7:          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..........................................    14
     Item 8:          Financial Statements...........................................    28
     Item 9:          Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure...........................................    28

PART III

     Item 10:         Directors and Executive Officers of the Registrant.............    28
     Item 11:         Executive Compensation.........................................    28
     Item 12:         Security Ownership of Certain Beneficial Owners and Management.    28
     Item 13:         Certain Relationships and Related Transactions.................    28

PART IV

     Item 14:         Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K.......................................................    29


                                     PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. (the "Company") and the expectations of the Company and management. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors such as the Company's commencement of passenger service and ground handling operations at several airports and assumption of maintenance and ground handling operations at DIA with its own employees; general economic factors and behavior of the fare-paying public and the federal government, such as the crash in May 1996 of another low-fare carrier's aircraft that resulted in a federal investigation of the carrier, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase the Company's operating costs or otherwise adversely affect the Company; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines and other competitors; the current limited supply of Boeing 737 aircraft and the higher lease and maintenance costs associated with such aircraft, which may inhibit the Company's ability to achieve operating economies and implement its business strategy; recent changes to the former air transportation excise tax of 10% to a combination of a percentage tax and flight segment fee; and uncertainties regarding aviation fuel prices. Because the Company's business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results.

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

   The Company is a low-fare, full-service commercial airline based in Denver, Colorado. The Company currently operates routes linking its Denver hub to 14 cities in 12 states spanning the nation from coast to coast. The Company's current route system extends from Denver to Los Angeles and San Francisco, California; Chicago and Bloomington/Normal, Illinois; Boston, Massachusetts; Baltimore, Maryland; Seattle/Tacoma, Washington; Phoenix, Arizona; Minneapolis/St. Paul, Minnesota; Salt Lake City, Utah; Omaha, Nebraska; Albuquerque, New Mexico, New York (LaGuardia), New York; and El Paso, Texas. The Company has announced plans to additionally serve San Diego, California, starting July 23, 1998. At present, the Company utilizes four gates at Denver International Airport ("DIA") for approximately 60 daily flight departures and arrivals.

   Organized in February 1994, the Company commenced flight operations in July
1994 with two leased Boeing 737-200 jet aircraft.   It has since expanded its
fleet to 14 leased jets, including seven Boeing 737-200s and seven larger Boeing 737-300s.

   The Company's senior management team includes executives with substantial experience in the airline industry, including persons who occupied similar positions at a former airline called Frontier Airlines that served regional routes to Denver from 1950 to 1986. From time to time, the former Frontier Airlines served most of the Company's current and intended markets with jet equipment from its Denver hub.

TERMINATED MERGER WITH WESTERN PACIFIC AIRLINES

   On June 30, 1997, the Company signed an Agreement and Plan of Merger ("the Merger Agreement") providing for the merger (the "Merger") of the Company with Western Pacific Airlines ("Western Pacific"), a low-fare airline that had previously used Colorado Springs, Colorado as its base of flight operations. The Merger Agreement was signed following Western Pacific's shift of a portion of its flight operations to DIA, and its announced intent to further expand its operations at DIA. Pursuant to the Merger Agreement, a "code share" marketing alliance between the Company and Western Pacific went into effect on August 1, 1997, in effect integrating the route networks of the two airlines.

   On September 29, 1997, both companies mutually agreed to terminate the Merger Agreement and the code-share arrangement. The separation of the two carriers required the Company to implement a costly restructuring of its flight schedule and route system to support a stand-alone operation competing against both Western Pacific and United Airlines, the dominant air carrier at DIA. On October 5, 1997, Western Pacific filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Western Pacific ceased operations on February 4, 1998 and is in the process of liquidating its business.

BUSINESS STRATEGY AND MARKETS

   The Company's business strategy is to provide service at low fares to high volume markets from its Denver hub. The strategy is based on the following:

     *  Filling gaps in flight frequencies in high volume Denver markets.

     * Stimulating demand by offering a combination of low fares, quality service and frequent flyer credits in Continental Airlines' OnePass program.

     * Expanding its Denver hub operation and increasing its connecting traffic through the addition of service to other high volume markets.

   The Company's initial service pattern in 1994 was designed to fill flight voids on routes to eight relatively small cities in North Dakota and Montana where there was little or no jet competition to Denver after Continental's flight terminations. The Company has since refocused its marketing priorities on more heavily traveled routes -typically markets dominated by one or more major airlines and characterized by high fares due to the lack of low-fare competition prior to the Company's entry. In line with its revised marketing strategy, the Company in 1995 and 1996 suspended service in all eight of its original markets, and redeployed the aircraft used on these routes to a number of Denver's largest markets.

   The following table sets forth the Company's service commencements and suspensions for the four-year period from its initiation of flight operations in July 1994 through June 1998.



                                             Service                            Service
Denver Market                               Commenced                          Suspended
-------------                               ---------                          ---------
Bismarck, ND                                July 1994                        September 1996
Fargo, ND                                   July 1994                        September 1996
Grand Forks, ND                             July 1994                        January 1995
Minot, ND                                   July 1994                        January 1995
Bozeman, MT                                 August 1994                      September 1995
Missoula, MT                                August 1994                      September 1995
Billings, MT                                September 1994                   September 1995
Great Falls, MT                             September 1994                   September 1995
Tucson, AZ                                  October 1994                     April 1995
Albuquerque, NM                             October 1994
El Paso, TX                                 October 1994
Omaha, NE                                   January 1995
Las Vegas, NV                               January 1995                     August 1997
Phoenix, AZ                                 September 1995
Chicago (Midway), IL                        September 1995
Los Angeles, CA                             November 1995
Minneapolis, MN                             November 1995
Salt Lake City, UT                          November 1995
San Francisco, CA                           November 1995
Seattle, WA                                 May 1996
St. Louis, MO                               June 1996                        November 1997
San Diego, CA                               June 1996                        November 1997(a)
Bloomington,/Normal, IL(b)                  January 1997
Boston, MA                                  September 1997
Baltimore, MD                               November 1997
New York (LaGuardia), NY                    December 1997

(a)  Flights are scheduled to resume on July 23, 1998
(b)  Flights are operated on Denver-Omaha-Bloomington/Normal routings.

   The Company plans to introduce low-fare service in additional high volume markets. Management believes that potential markets for its planned route expansions can support greater flight capacity than is now provided by the incumbent carriers and that passengers would welcome the restoration of additional capacity, particularly at the low fares offered by the Company.

MARKETING

   The Company's sales efforts are targeted to price-sensitive passengers in both the leisure and corporate travel markets. In the leisure market, the Company offers deeply discounted fares marketed through newspaper, radio and television advertising along with special promotions throughout its route system.

   To balance the seasonal changes in demand in the leisure market, the Company in late 1996 introduced a number of programs designed to capture a larger share of the less seasonally affected corporate market. These programs include negotiated fares for large companies that sign contracts for a specified volume of travel, future travel credits for small and medium size businesses contracting with Frontier, and special discounts for members of trade and nonprofit associations.

   The Company also pursues sales opportunities with meeting and convention arrangers, government travel offices and vacation clubs. Personal sales calls, direct mail and telemarketing are the primary tools in attracting this business. The Company offers air/ground vacation packages to many destinations on its route system under contract with a tour operator.

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

   The Company participates in the four major computer reservation systems used by the travel agents to make airline reservations. The Company also maintains a reservations center in Denver, operated by its own personnel, and an "overflow" center located in Miami, Florida, staffed by contract personnel, which assists the Denver center during peak booking periods. In addition, the Company maintains a booking capability on its Internet site, and makes limited numbers of seats available to several travel consolidators specializing in very-low-price bookings. Since early 1997 the Company has been making increasingly greater use of electronic or "paperless" ticketing, a lower cost alternative to ticketing passengers on relatively expensive ticket stock.

   To gain connecting traffic from other carriers, the Company has negotiated various types of interline agreements with approximately 95 domestic and international airlines serving cities on the Company's route system. Generally, the agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process. The Company has a code share agreement with Aspen Mountain Air with respect to Aspen Mountain Air's routes between DIA and Aspen, Colorado; Bozeman, Montana; and Sioux City, Iowa. Among various sales benefits, these agreements provide prominent listings of the carriers' connecting flights in the travel industry's computer reservations systems.

PRODUCT PRICING

   The Company offers all of its seats at various discount fares, which it believes reduces the cost of travel in markets it enters by as much as 60 percent. Seat inventories on each flight are managed through a yield management system. The Company generally offers discounts with three levels of advance purchase requirements. In contrast to most carriers, the Company generally does not require travelers to have a Saturday overnight stay to take advantage of these discount rates. Unlike most other carriers, the Company does not charge a premium for one-way fares.

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

   As shown in the following chart, as of June 1998, the Company competes principally with United Airlines, the dominant carrier at DIA with a market share of approximately 70%. This gives United a significant competitive advantage compared to the Company and other carriers serving DIA.



NONSTOP ROUTES FROM DENVER TO:  COMPETING AIRLINES                             DAILY ROUND TRIPS
------------------------------  ------------------                             -----------------
                                                                                            Competing
                                                                             Frontier        Airlines
                                                                             --------       ---------
San Francisco, California        United Airlines                                 3              17
Minneapolis, Minnesota           United Airlines, Northwest Airlines             2              12
Salt Lake City, Utah             United Airlines, Delta Air Lines                2              15
Los Angeles, California          United Airlines                                 3              19
Phoenix, Arizona                 United Airlines, America West
                                  Airlines                                       3              19
Chicago (Midway), Illinois       American Trans Air                              3               2
Omaha, Nebraska                  United Airlines                                 3               5
Albuquerque, New Mexico          United Airlines                                 2               8
El Paso, Texas                   Southwest Airlines and Delta Air
                                  Lines                                          2*              6
                                  (to and from Albuquerque)
Seattle, Washington              United Airlines                                 2              11
Bloomington/Normal, Illinois                                                     1**             0
Boston, Massachusetts            United Airlines                                 1               6
Baltimore, Maryland              United Airlines                                 1               5
New York (LaGuardia), New York   United Airlines                                 2               6

*  Operated via Albuquerque, New Mexico
** Operated via Omaha, Nebraska

   While United Airlines' competitive reaction to the Company's market entries had generally been limited to matching its lowest fares on a capacity controlled basis, the Company believes that United began engaging in a number of predatory practices in the fall of 1996, following the Company's report of its second quarterly profit. In a written complaint submitted to the U.S. Department of Justice ("DOJ") in February 1997, the Company requested the DOJ to investigate eight separate counts of potential antitrust violations. These include "capacity dumping" (adding an excessive volume of flight capacity in several of the Company's key markets), alleged pricing abuses, "exclusive dealing" with corporate customers, and other tactics. See "Legal Proceedings."

   In a related matter, the U.S. Department of Transportation ("DOT"), in response to complaints by the Company and other smaller airlines, in April 1998 published a number of proposed guidelines designed to identify predatory practices in the airline industry, along with enforcement policies. These issues are also currently addressed at a series of ongoing hearings being held before transportation committees of the U.S. Senate and the U.S. House of Representatives. The Company is unable to predict what actions, if any, will be taken either by the DOT or by Congress with respect to these issues.

AIRCRAFT

   As of June 1998, the Company operates 14 leased Boeing 737 twinjet aircraft in all-coach seating configurations. The age of these aircraft, their passenger capacities and their lease expirations are shown in the following table:



     Aircraft            No. of              Year of            Passenger               Lease
      Model             Aircraft           Manufacture           Seats                Expiration
------------------ ------------------  ------------------  ------------------  ---------------------
B-737-200                       5            1968-1969                 108           July-October
                                                                                        1999
B-737-200A                      2              1981                    119          2001(1), 2002(1)
B-737-300                       7           1985, 1986,              136(5),            2000(2),
                                        1991, 1997(3), 1998          138(2)         2004(2), 2005(3)

   The Company's aircraft fleet is currently in compliance with Stage 3 noise level requirements. See "Description of Business - Government Regulation." However, 75% of the Company's fleet must be in compliance by January 1, 1999 and 100% must be in compliance by January 1, 2000. If the Company is unable to secure three additional Stage 3 aircraft by December 31, 1998, it will be required to remove two of its non-Stage 3 Boeing 737-200 aircraft from its certificate or retrofit an existing Stage 2 aircraft to Stage 3 compliance in order to remain in compliance with the Stage 3 noise level requirements.

   The demand for Boeing 737 aircraft has increased markedly in recent years. The Company is seeking to lease additional aircraft in order to expand its service and route system. However, there can be no assurance that additional suitable aircraft will be available to the Company at favorable lease rates and terms, or at the times needed for implementation of the Company's plan of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

MAINTENANCE AND REPAIRS

   All aircraft maintenance and repairs are accomplished in accordance with the Company's maintenance program approved by the United States Federal Aviation Administration ("FAA"). Spare or replacement parts are maintained by the Company primarily in Denver. Certain of these parts are supplied through a contractual arrangement with a major airline, with others purchased or leased from other airline or vendor sources. There are two categories of aircraft maintenance and repair: routine servicing and checks accomplished on a daily or weekly schedule, and major maintenance. Routine maintenance is performed principally by the Company's mechanics at its own maintenance facilities in Denver, Colorado, and El Paso, Texas. The Company's major maintenance has been principally performed by Tramco, a subsidiary of B.F. Goodrich.

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

   Under its aircraft lease agreements, the Company pays all expenses relating to the maintenance and operation of the Company's aircraft, and the Company is required under its lease agreements to pay monthly maintenance reserve deposits to the lessors based on usage. Maintenance reserve deposits are applied against the cost of major maintenance. Major maintenance has occurred or will occur for two of the Company's aircraft in the fiscal year ending March 31, 1999. To the extent not used for major maintenance during the lease terms, maintenance reserve deposits remain with the aircraft lessors upon redelivery of the aircraft.

   The Company's monthly completion factors for its years ending March 31, 1998, 1997 and 1996 ranged from 92.8% to 99.9%, from 94% to 99.8%, and from 95% to
99%, respectively. The completion factor is the percentage of the Company's scheduled flights that were operated by the Company (i.e., not canceled). Flights not completed were canceled principally as a result of mechanical problems, and to a lesser extent, weather. There can be no assurance that the Company's aircraft will continue to be sufficiently reliable over longer periods of time.

FUEL

   During the years ending March 31, 1998, 1997 and 1996, jet fuel accounted for 14.1%, 16.6% and 15.4%, respectively, of the Company's operating expenses. The Company has arrangements with major fuel suppliers for substantial portions of its fuel requirements, and management believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations. However, the Company has not entered into any agreements that fix the price of fuel over any period of time. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond the Company's control. Therefore, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. The Company's average fuel price per gallon including taxes and into-plane fees was 70.5c for the year ended March 31, 1998, with the monthly average price per gallon during the same period ranging from a low of 61.7c to a high of 82.7c. As of June 5, 1998, the price per gallon was 58.3c.

   Newer aircraft are more fuel efficient than the Company's Boeing 737-200 aircraft due to improved aircraft airframe design and engine technology. Significant increases in the price of jet fuel would result in a higher increase in the Company's overall total costs than those of competitors whose entire fleet consists of more fuel efficient aircraft such as the Company's Boeing 737-
300 aircraft.   Increases in fuel prices or a shortage of supply could have a material adverse affect on the Company's operations and financial results. The Company's ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly given the Company's low fare strategy.

INSURANCE

   The Company carries $600 million per aircraft per occurrence in property damage and passenger and third-party liability insurance, and insurance for aircraft loss or damage as required by its aircraft lease agreements, and customary coverage for other business insurance. While the Company believes such insurance is adequate, there can be no assurance that such coverage will fully protect it against all losses which it might sustain. Moreover, the Company's insurance for aircraft loss or damage carries a deductible requiring the Company to pay up to the first $500,000 of loss or damage unless the aircraft is determined to be a total loss. The Company's property damage and passenger and third-party liability insurance coverage exceeds the minimum amounts required by the DOT regulations.

EMPLOYEES

   As of June 15, 1998, the Company had 942 employees, including 828 full-time and 114 part-time personnel. The Company's employees included 128 pilots, 178 flight attendants, 266 customer service agents, 115 reservations agents, 77 mechanics and related personnel, 140 general management personnel, and 38 personnel performing other miscellaneous functions. The Company considers its relations with its employees to be good.

   The Company believes it operates with lower personnel costs than many established airlines, principally due to lower base salaries and greater flexibility in the utilization of personnel. There can be no assurance that the Company will continue to realize these advantages over established or other air carriers for any extended period of time. None of the Company's employees is represented by a labor union, although labor unions have approached certain of the Company's employees concerning potential representation. If unionization of the Company's employees occurs, the Company's labor costs could materially increase.

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

   The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, the Airport Noise and Capacity Act of 1990 ("ANCA") and Clean Air Act of 1963 to monitor and regulate aircraft engine noise and exhaust emissions. The Company is required to comply with all applicable FAA noise control regulations and with current exhaust emissions standards. According to FAA rules, each new entrant airline such as the Company must presently have at least 50% of its fleet in compliance with the FAA's Stage 3 noise level requirements. The balance of each airlines' fleet must be brought into compliance with Stage 3 in phases, with 75% compliance by January 1999 and full compliance by January 2000. The Company's aircraft fleet is currently in
compliance with Stage 3 noise level requirements.   See "Description of
Business-Aircraft."

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

ITEM 2:  DESCRIPTION OF PROPERTY

   The Company has leased approximately 28,000 square feet of office space in Denver with terms ending August 1999 and 2001 at a current annual cost of approximately $453,000 for the year ending March 31, 1999. This facility provides space for the Company's reservations center together with space for administrative activities including senior management, purchasing, accounting, sales, marketing, advertising and human resources.

   Each airport location requires leased space associated with gate operations, ticketing and baggage operations. The ticket counters, gates and airport office facilities at each of the airports the Company serves are leased from the appropriate airport authority or subleased from other airlines.

   The Company has entered into an airport lease and facilities agreement with the City and County of Denver at DIA that expires in 2005. The Company subleases ticket counter space and four gates at DIA from Continental Airlines until March 1, 2000 and a portion of Continental Airline's hangar at DIA until September 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 3:  LEGAL PROCEEDINGS

   In February 1997, the Company filed a complaint with the DOJ alleging that United Airlines has engaged in predatory, anticompetitive and monopolistic practices at DIA. The complaint asks the agency to investigate eight separate counts of potential antitrust violations. The eight counts range from "capacity dumping" in markets served by competitors to alleged abuses relating to United's pricing practices, "exclusive dealing" with corporate customers and commuter carriers, and other tactics used by United to allegedly drive competitors from its markets. In early 1998 the Company received and answered a DOJ Civil Investigative Demand which requested information and documents in the Company's possession relating to possible violations of the federal antitrust laws concerning monopolization or attempts to monopolize air transportation in certain markets, including certain Denver city-pair markets. The Company is unable to predict what action, if any, the DOJ will take in response to the Company's complaint.

   In December 1997, the DOT awarded the Company three take-off and three landing slots at New York City's LaGuardia airport, a slot controlled airport to and from which operations are not permitted absent the grant of such slots. The Company as of June 1998 provides two daily round-trip flights in the Denver-LaGuardia market by virtue of the award of these slots by the DOT. In December 1997, the City of New York filed a petition against the DOT and the Company in the United States Court of Appeals for the Second Circuit alleging that the DOT's award of these slots to the Company was unlawful. The appellate court heard oral arguments on this case in late June 1998 but has not issued a decision in the case. A final adverse ruling could result in the Company's inability to continue to serve New York City's LaGuardia Airport.


   From time to time, the Company is engaged in routine litigation incidental to its business. Except as may be otherwise specifically discussed in this section, management believes there are no legal proceedings pending in which the Company is a party or of which any of the Company's property is the subject that are not adequately covered by insurance maintained by the Company, or which if adversely decided, would have a material adverse effect on the Company's business or financial condition.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the year covered by this report, no matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

   The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "FRNT." The following table sets forth the range of high and low bid prices per share for the Common Stock for the periods indicated as reported by Nasdaq. Market quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions. As of June 24, there were 541 holders of record of the Common Stock.






                                                     Price Range of
                                                      Common Stock
                                                      ------------
                       Quarter Ended                High         Low
                       -------------                ----         ---

                       June 30, 1996            $  10 5/16    $ 4 11/16
                       September 30, 1996          9 3/4        6 3/4
                       December 31, 1996           6 29/32      3 1/4
                       March 31, 1997              4            2 5/8

                       June 30, 1997               4 5/8        3 1/32
                       September 30, 1997          3 15/16      2 5/8
                       December 31, 1997           3 5/32       1 29/32
                       March 31, 1998              3 7/8        1 3/4

                       June 30, 1998 (through
                         June 24, 1998)            3 15/16      2 7/8

RECENT SALES OF UNREGISTERED SECURITIES

   In February 1998, in connection with a $5,000,000 loan to the Company, the Company issued a warrant to the Company's lender to purchase 1,750,000 shares of the Company's Common Stock at a purchase price of $3.00 per share, which warrant expires in December 2001. In April 1998, in connection with a private placement of 4,363,001 shares of its Common Stock, the Company issued a warrant to an institutional investor to purchase 716,929 shares of the Common Stock of the Company at a purchase price of $3.75 per share, which warrant expires in April 2002. In May 1998, the Company issued a warrant to its financial advisor in connection with debt and equity financings a warrant to purchase 548,000 shares of the Company's Common Stock at a purchase price of $3.00 per share, which warrant expires in May 2003. Each of these transactions was made under an exemption from registration under the Securities Act of 1933 pursuant to Sections 4(2) or 4(6) thereof.

   As of June 15, 1998, the Company has granted stock options to employees and Directors of the Company to purchase up to 1,931,250 shares of Common Stock, 409,188 of which options have been previously exercised and 1,445,394 of which are currently exercisable at exercise prices ranging from $1.00 to $3.75 per share.

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

RIGHTS DIVIDEND DISTRIBUTION

   In February 1997, the Company's Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's no par value common stock ("Common Stock") to shareholders of record at the close of business on March 15, 1997. Except as described below, each Right, when exercisable, entitles the registered holder to purchase from the Company one share of the Company's Common Stock, at a purchase price of $17.50 per share (the "Purchase Price"), subject to adjustment. The Rights expire at the close of business on February 20, 2007, unless earlier redeemed or exchanged by the Company as described below. The description and terms of the Rights are set forth in a Rights Agreement, as amended by amendments, dated June 30, 1997 and December 5, 1997 (as so amended, the "Rights Agreement").

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

ITEM 6:  SELECTED FINANCIAL DATA

   The following selected financial data as of and for each of the years ended March 31, 1998, 1997, 1996, 1995 and 1994 are derived from the audited financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the related notes thereto included elsewhere in this Report.

                                                       Year Ended March 31,
                                      1998        1997          1996          1995          1994
                                 ----------------------------------------------------------------------
                               (in thousands, except for per share data and selected operating statistics)
   STATEMENT OF OPERATIONS DATA:
   Total operating revenues      $    147,142   $  116,501    $ 70,393    $  24,595           -
   Total operating expenses           165,697      129,662      76,325       32,692          124
   Operating loss                     (18,554)     (13,161)     (5,933)      (8,122)        (124)
   Net loss                           (17,746)     (12,186)     (5,582)      (7,999)        (124)
   Net loss per share
   basic and diluted                    (1.95)       (1.49)      (1.23)       (2.56)        (0.15)

   BALANCE SHEET DATA:
   Cash and cash equivalents     $      3,641   $   10,286    $  6,359    $   3,835        $ 415
   Short-term investments                  -            -        1,168           -             -
   Current assets                      33,999       31,470      25,797        8,270          425
   Total assets                        50,598       44,093      30,990       13,746          486
   Current liabilities                 50,324       32,745      25,844        9,529           94
   Long-term debt                       3,468           56          92          147           -
   Total liabilities                   56,272       34,210      26,289       12,104           94
   Stockholders' equity                (5,673)       9,883       4,701        1,642          392
   (deficit)
   Working capital                    (16,325)      (1,275)        (47)      (1,259)         331
   (deficit)

   SELECTED OPERATING DATA:
   Passenger revenue             $    135,244   $  109,088    $ 66,634    $  23,620          -
   Revenue passengers carried           1,356        1,180         758          269          -
   Revenue passenger miles
    (RPMs)(1)                       1,119,378      839,939     479,887      147,215          -
   Available seat miles
    (ASMs)(2)                       1,996,185    1,419,720     844,161      357,089          -
   Passenger load factor(3)              56.1%        59.2%       56.8%        41.2%         -
   Break-even load factor(4)             63.4%        65.8%       61.6%        55.2%         -
   Block hours (5)                     42,767       32,459      20,783        9,719          -
   Average daily block hour
    utilization (6)                       9.5         10.3          9.9         8.7          -
   Yield per RPM (7)(cents)             12.08        12.99        13.89       16.04          -
   Yield per ASM (8)(cents)              6.78         7.68         7.89        6.61          -
   Expense per ASM (cents)               8.30         9.13         9.04        9.16          -
   Passenger revenue per
    block hour                   $   3,162.34   $ 3,360.79    $3,206.18   $2,430.29          -
   Average fare (9)              $        100   $       92    $      88   $      88          -
   Average aircraft in service           12.3          9.6          5.7         4.1          -

Note: The Company did not begin flight operations until July 1994 (during the fiscal year ended March 31, 1995).

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

   The following table provides operating revenues and expenses for the Company expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the years ended March 31, 1998, 1997 and 1996.

                                     1998                         1997                          1996
                            ----------------------       ----------------------         --------------------

                               Per           %             Per            %              Per          %
                               total         of            total          of             total        of
                               ASM         Revenue         ASM          Revenue          ASM        Revenue
                            ---------      -------       ---------      -------         -------     --------
Revenues:
 Passenger                       7.11        96.5%            8.01        97.6%            8.12        97.4%
 Cargo                           0.15         2.0%            0.14         1.7%            0.14         1.6%
 Other                           0.11         1.4%            0.06         0.7%            0.08         1.0%
                            ---------      -------       ---------      -------         -------     --------
Total revenues                   7.37       100.0%            8.21       100.0%            8.34       100.0%

Operating expenses:
 Flight operations               3.32        45.1%            3.71        45.2%            3.32        39.8%
 Aircraft and traffic
  servicing                      1.54        20.9%            1.75        21.3%            2.19        26.3%
 Maintenance                     1.59        21.6%            1.76        21.4%            1.39        16.7%
 Promotion and sales             1.47        19.9%            1.52        18.5%            1.68        20.2%
 General and administrative      0.32         4.3%            0.33         4.0%            0.39         4.7%
 Depreciation and
    amortization                 0.06         0.9%            0.08         0.9%            0.06         0.8%
                            ---------      -------       ---------      -------         -------     --------
Total operating expenses         8.30       112.6%            9.13       111.3%            9.04       108.4%
                            =========      =======       =========      =======         =======     ========
Total ASMs (000s)           1,996,185                    1,419,720                      844,161

Results of Operations - Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

GENERAL

   During the year ended March 31, 1998, the Company added four new Boeing 737-300 aircraft to its fleet. As a result of these new aircraft fleet additions, the Company added service to Boston, Massachusetts in September 1997, Baltimore, Maryland in November 1997 and New York (LaGuardia), New York in December 1997. The Company terminated service to Las Vegas, Nevada in August 1997 and San Diego, California and St. Louis, Missouri in November 1997.

   In June 1997, the Company signed an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of the Company with Western Pacific. In September 1997, the Company and Western Pacific mutually agreed to terminate the Merger Agreement. On October 5, 1997, Western Pacific filed for protection under

Chapter 11 of the U.S. Bankruptcy Code. Western Pacific, which originally began service to and from Colorado Springs, Colorado, commenced service from DIA on June 29, 1997. On February 4, 1998, Western Pacific ceased flight operations and has since been engaged in liquidating its business.

   Small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results because the Company, like other airlines, has high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect the Company's liquidity, cash flows and results of operations.

   As a result of its expansion of operations during the year ended March 31, 1998, the Company's results of operations are not necessarily indicative of future operating results or comparable to the prior year ended March 31, 1997.

RESULTS OF OPERATIONS

   The Company incurred a net loss of $17,746,000 or $1.95 per share for the year ended March 31, 1998 as compared to a net loss of $12,186,000 or $1.49 per share for the year ended March 31, 1997. Management believes that the Company's operating results were adversely affected during the year ended March 31, 1998 by a code share agreement with Western Pacific which, in connection with the proposed merger with Western Pacific, was effective August 1, 1997. The code share was designed to coordinate the Company's schedule with Western Pacific's schedule at DIA. The code share agreement was terminated effective November 15, 1997 as a part of the mutual termination of the Merger Agreement. As a result of the schedule implemented under the code share agreement, the Company had flights scheduled in certain markets that were not at peak travel times. This arrangement did not benefit the Company as an independent airline. As a result of the termination of the Merger Agreement and code share agreement, the Company introduced a new, independent schedule, terminated service to San Diego, California and St. Louis, Missouri, and added routes to Baltimore, Maryland and to New York City's La Guardia Airport in November and December 1997.
Competition from Western Pacific on several of the Company's routes adversely affected the Company's yields and load factors. Additionally, during the year ended March 31, 1998 as compared to the prior comparable period, the Company experienced higher average aircraft lease expenses on its newer aircraft, higher maintenance expenses associated with its in-house maintenance operation which began in September 1996, and unusual general and administrative expenses associated with the Western Pacific merger.

REVENUES

   General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase in a new market over a 60 to 120 day period as market penetration is achieved. The Company added three new markets during the year ended March 31, 1998 and four new markets during the year ended March 31, 1997.

   The Company's results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. Given the elasticity of passenger demand, the Company believes that increases in fares will result in a decrease in passenger demand in many markets. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are initiated by competitors in the Company's markets, the Company believes that it must, in most cases, match those competitive fares in order to maintain its market share. Passenger revenues are seasonal in leisure travel markets depending on the markets' locations and when they are most frequently patronized.

          During the years ended March 31, 1998 and 1997, the Company faced significant competitive actions by two airlines that maintained hubs at DIA. During the year ended March 31, 1997, the Company competed with United Airlines with respect to fare and other competitive actions. During the year ended March 31, 1998, the Company, as well as competing with United Airlines for passenger traffic and on fares, also was forced to compete with Western Pacific in six of the Company's markets where Western Pacific was offering extremely low fares in an effort the Company believes was targeted toward increasing load factor and revenues. The effect upon the Company of this competition during the year ended March 31, 1997 was a low average fare and, to a lesser degree, fewer passengers carried, and during the year ended March 31, 1998 fewer passengers carried and with a slight downward effect on the average fare. Western Pacific discontinued all flight operations on February 4, 1998 and has since been engaged in liquidating its business.

          The Company's average fares for the years ended March 31, 1998 and 1997 were $100 and $92, respectively. Management believes that the increase in the average fare during the year ended March 31, 1998 over the prior comparable period was largely a result of the Company's focus on increasing business travelers, an increase in the average length of haul and stage length, and reduced fare competition from United Airlines, offset by low pricing by Western Pacific. Effective October 1, 1997, the U.S. Congress reduced the 10% excise tax to 9%, but added a per-flight-segment fee of $1 on domestic flights. The tax decreases to 8% October 1, 1998 and to 7.5% on October 1, 1999. The per-flight-segment fee increases to $2 effective October 1, 1998, $2.25 effective October 1, 1999 and thereafter increases in annual amounts of 25 cents until it reaches $3 effective October 1, 2002.

          Passenger Revenue. Passenger revenues totaled $142,018,000 for the year ended March 31, 1998 compared to $113,758,000 for the year ended March 31, 1997, or an increase of 24.8%. Competition increased dramatically during the months of July through January 1998 when Western Pacific began operations at DIA and even more significantly during the months of October through January 1998 once the Company's merger and code share agreements with Western Pacific were terminated. This increased competition had a negative impact on the number of revenue passengers carried. The number of revenue passengers carried was 1,356,000 for the year ended March 31, 1998 compared to 1,181,000 for the year ended March 31, 1997 or an increase of 14.9%. The Company had an average of
12.3 aircraft in service during the year ended March 31, 1998 compared to an average of 9.6 aircraft in service during the year ended March 31, 1997 resulted in an increase in ASMs of 576,465,000 or 40.6%.

          An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the year ended March 31, 1998, the Company's break-even load factor was 63.4% compared to a passenger load factor of 56.1%. For the year ended March 31, 1997, the Company's break-even load factor was 65.8% compared to a passenger load factor of 59.2%. The Company's break-even load factor decreased from the prior comparable period largely as a result of an increase in its average fare to $100 during the year ended March 31, 1998 from $92 during the year ended March 31, 1997.

          The Company's load factor decreased to 56.1% for the year ended March 31, 1998 from 59.2% the prior comparable period. Management believes that its load factor for the year ended March 31, 1998 was adversely affected by increased competition from Western Pacific and the ramp-up effect from new routes the Company added during September, November and December 1997. The Company's load factors increased to 57.1% during the three months ended March 31, 1998 from 49.4% during the three months ended December 31, 1997. Management believes this was principally a result of Western Pacific's termination of all air service effective February 4, 1998.

          Cargo revenues, consisting of revenues from freight and mail service, totaled $3,009,000 and $1,956,000 for the years ended March 31, 1998 and 1997, representing 2.1% and 1.7% of total operating revenues, respectively. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

          Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $2,115,000 and $786,000 or 1.4% and .7% of total operating revenues for the years ended March 31, 1998 and 1997, respectively. The increase for the year ended March 31, 1998 over the prior comparable period is due to the increase in ticket handling fees associated with the code share agreement with Western Pacific. Ticket handling fees are earned by the ticketing airline to offset ticketing costs incurred on segments ticketed on the flight operated by the Company's code share partner. The Company recognized approximately $1,007,000 in ticket handling fees associated with its code share agreement with Western Pacific during the year ended March 31, 1998. The costs which offset this revenue are included in sales and promotion expenses.

OPERATING EXPENSES

          Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses increased to 112.6% of revenue for the year ended March 31, 1998 compared to 111.3% of revenue for the year ended March 31, 1997. Operating expenses increased as a percentage of revenue as the Company's revenue was adversely effected by lower load factors caused by increased competition and the Company also experienced higher average aircraft lease expenses on its newer larger aircraft, higher maintenance expenses associated with its in-house maintenance operation which began in September 1996, and unusual general and administrative expenses associated with the Western Pacific merger.

          Flight Operations. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses. Flight operations expenses of $66,288,000 and $52,650,000 were 45.1% and 45.2% of total revenue for years ended March 31, 1998 and 1997, respectively, or an increase of 25.9%.

          Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $23,332,000 for 33,098,000 gallons used and $21,551,000 for 25,926,000 gallons used resulted in an average fuel cost of 70.5c and 83.1c per gallon and represented 35.2% and 40.9% of total flight operations expenses for the years ended March 31, 1998 and 1997, respectively. The average fuel cost per gallon decreased for the year ended March 31, 1998 from the comparable prior period due to an overall decrease in the cost of fuel. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the years ended March 31, 1998 and 1997 averaged 774 and 799 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft and an increase in the average length of haul.

          Aircraft lease expenses, excluding short-term aircraft lease expenses, totaled $24,330,000 (16.5% of total revenue) and $16,704,000 (14.3% of total revenue) for the years ended March 31, 1998 and 1997, respectively, or an increase of 45.7%. The increase is partially attributable to the increase in the average number of aircraft in service to 12.3 from 9.6, or 28.1%, for the years ended March 31, 1998 and 1997, respectively, and largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet. In August 1996, the Company entered into short-term lease agreements in order to add a partial spare to its fleet to improve the Company's on-time performance and completion factors and to substitute for aircraft in the Company's fleet that were out of service for scheduled maintenance. Total expenses associated with the short-term lease agreements totaled $3,359,000 for the months of August
1996 through March 1997 and none during the   year ended March 31, 1998.
Because of the increase in the Company's fleet size, the Company at certain times uses one of its aircraft as a spare and schedules most of its major maintenance cycles to coincide with lesser traveled months.

          Aircraft insurance expenses totaled $2,989,000 (2.0% of total revenue) and $2,638,000 (2.3% of total revenue) for the years ended March 31, 1998 and 1997, respectively, or an increase of 13.3%. Aircraft insurance expenses decreased as a percentage of revenue as a result of competitive pricing in the aircraft insurance industry, the Company's favorable experience rating since it began flight operations in July 1994 and economies of scale due to the increase in fleet size.

          Pilot and flight attendant salaries totaled $8,708,000 and $6,671,000 or 5.9% and 5.7% of passenger revenue for the years ended March 31, 1998 and 1997, respectively, or an increase of 30.5%. Pilot and flight attendant compensation increased principally as a result of a 28.1% increase in the average number of aircraft in service and an increase of 31.8% in block hours. During the years ended March 31, 1998, the Company added four leased aircraft to its fleet and during the year ended March 31, 1997, the Company added three leased aircraft to its fleet.

The Company pays pilot and flight attendant salaries for training, consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the years ended March 31, 1998 and 1997 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

          Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $30,685,000 and $24,849,000 for the years ended March 31, 1998 and 1997, respectively, and represented 20.9% and 21.3% of total revenue. These include all expenses incurred at airports served by the Company, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the year ended March 31, 1998 over the year ended March 31, 1997 as a result of the Company's rental costs (in particular, gate rentals at DIA), which are largely fixed costs, remaining relatively constant as compared to the increase in revenue and more of its "above wing" (including passenger check-in at ticket counters, concourse gate operations and cabin cleaning) operations being performed by Company personnel rather than by third party suppliers. The Company began its own "above wing" operations at Los Angeles International Airport in June 1996, Chicago (Midway) in July 1996, Seattle-Tacoma in August 1996, and El Paso, Texas effective October 1996. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

          Maintenance. Maintenance expenses of $31,791,000 and $24,946,000 were 21.6% and 21.4% of total revenue for the years ended March 31, 1998 and 1997, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $743.34 and $768.52 for the years ended March 31, 1998 and 1997, respectively. Maintenance costs per block hour decreased as a result of lower maintenance costs associated with the four new aircraft the Company added to its fleet this year. Continental Airlines had been providing routine aircraft maintenance services for the Company at Denver but discontinued this service in September 1996. As a result, the Company hired its own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by the Company, together with the cost of leasing adequate hangar space, initially increased the Company's maintenance cost per block hour. Management believes that these costs will continue to normalize as it adds additional aircraft to its fleet.

          During the years ended March 31, 1998 and 1997, the Company revised the timing of its scheduled maintenance and related estimates for its engine maintenance reserves. The revised estimate resulted in an additional reserve accrual of approximately $1,034,000 and $765,000, respectively, which approximates $24.17 and $23.57 of the total maintenance cost per block hour of $743.34 and $768.52 for the years ended March 31, 1998 and 1997, respectively.

          Promotion and Sales. Promotion and sales expenses totaled $29,329,000 and $21,526,000 and were 20.7% and 18.5% of passenger revenue for the years ended March 31, 1998 and 1997, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expenses per passenger were $21.63 and $18.24 for the years ended March 31, 1998 and 1997, respectively. The Company's promotion and sales expenses per passenger increased largely as a result of the code share agreement with Western Pacific, under which the Company incurred additional communications, computer reservation, credit card and interline handling fees, and increased advertising expenses. These expenses were offset, in part, by interline handling fees earned which are included in other revenues. The Company offers mileage credits on Continental Airlines OnePass mileage program. The Company's expense associated with the OnePass program has increased from $317,000 or 27c per passenger for the year ended March 31, 1997 to $584,000 or 43c per passenger for the year ended March 31, 1998. The Company's OnePass expense has increased as it has become more mature and more passengers have become aware of the Company's participation in the OnePass program. Additionally, the increase in business travelers, who generally participate in mileage programs more than leisure travelers, has also caused an increase in the OnePass expense.

          Advertising expenses of $3,048,000 and $2,482,000 were 2.2% of passenger revenue for the year ended March 31, 1998 and 1997, respectively.

          General and Administrative. General and administrative expenses for the years ended March 31, 1998 and 1997 totaling $6,353,000 and $4,618,000 were 4.3% and 4.0% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. Included in general and administrative expenses during the year ended March 31, 1998 are unusual expenses of approximately $513,000 associated with the terminated merger agreement with Western Pacific.

          Depreciation and Amortization. Depreciation and amortization expense of $1,251,000 and $1,072,000 were approximately .9% of total revenue for each of the years ended March 31, 1998 and 1997, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

          Nonoperating Income (Expenses). Total net nonoperating income totaled $808,000 for the year ended March 31, 1998 compared to $975,000 for the year ended March 31, 1997, or a decrease of 17.1%. Interest income decreased from $1,034,000 to $722,000 from the prior comparable period as a result of a decrease in cash associated with the net loss incurred during the year ended March 31, 1998. In December 1997, the Company's sold $5,000,000 of 10% senior notes. In connection with this transaction, the Company issued warrants to purchase 1,750,000 shares of its Common Stock. Total interest expense paid in cash and the accretion of the warrants and deferred loan expenses totaled $263,000 during the year ended March 31, 1998. The Company had $410,000 of other net income for the year ended March 31, 1998 which was comprised principally of $484,000 in insurance claims for the Company's telephone switch which was subject to an electrical fire in October 1997, offset by other miscellaneous expenses.

          Expenses per ASM. The Company's expenses per ASM for the years ended March 31, 1998 and 1997 were 8.30c and 9.13c, respectively, or a decrease of 9.1%. Expenses per ASM decreased from the prior comparable period as a result of the economies of scale as the fixed costs were spread across a larger base of operations and the average ASMs per aircraft have increased as the Company adds planes with more seating capacity as compared to its earlier fleet additions. Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on its first five Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers. The Company's average seats per aircraft for the year ended March 31, 1998 were 122 as compared to 118 seats per aircraft for the year ended March 31, 1997.

RESULTS OF OPERATIONS - YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

GENERAL

          The Company's flight operations began on July 5, 1994 with two Boeing 737-200 aircraft operating eight daily flights between Denver, Colorado and four North Dakota cities. Since that time, the Company has increased the number of markets it serves and the number of flights offered. The Company placed three additional Boeing 737-200 aircraft in service in 1994 and added four cities in Montana to its route system. In October 1995, the Company leased two Boeing 737-300 aircraft which were placed in service during November 1995 in conjunction with adding four new, high volume routes linking Denver to Los Angeles and San Francisco, California, Minneapolis-St. Paul, Minnesota, and Salt Lake City, Utah. The Company significantly rescheduled its flights during the year ended March 31, 1996 through the elimination of Minot and Grand Forks, North Dakota and all four of its Montana destinations, and the addition of Omaha, Nebraska, Las Vegas, Nevada, Chicago (Midway), Illinois and Phoenix, Arizona to its schedule. During the year ended March 31, 1997, the Company added two Boeing 737-

200 aircraft and one Boeing 737-300 aircraft to its fleet and added flights to Seattle/Tacoma, Washington, in May 1996, flights to San Diego, California and St. Louis, Missouri in June 1996, and flights to Bloomington-Normal, Illinois, in January 1997, as an extension of its service between Denver and Omaha, Nebraska. Flights to Bismarck and Fargo, North Dakota, the last two of the Company's eight original markets, were suspended in September 1996.

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

RESULTS OF OPERATIONS

   The Company incurred a net loss of $12,186,000 or $1.49 per share for the year ended March 31, 1997 as compared to a net loss of $5,582,000 or $1.23 per share for the year ended March 31, 1996. The increase in net loss was attributable to the increase in operating expenses exceeding the increase in revenues, discussed below. During the year ended March 31, 1996, the Company modified its initial operating strategy from serving "local" passengers (those either beginning or ending their trips in Denver) and interline "connecting" passengers (those transferring to and from other airline flights at Denver for travel to destinations beyond Denver) to developing its own connecting hub at Denver and to providing service to Denver's largest markets that are more dependent on local traffic and less dependent on connecting traffic. The Company began the implementation of its new business strategy in late September 1995. As a result of the completion of the first phase of its new business and marketing strategy, the Company had its first profitable quarter during the quarter ended March 31, 1996 with net income of $816,000 and its second profitable quarter during the quarter ended June 30, 1996 with net income of $1,336,000. Beginning in August 1996, the Company experienced higher fuel costs, short-term lease expenses for aircraft to replace its aircraft during scheduled maintenance cycles, intensive increased competition from DIA's dominant carrier, United Airlines, increased maintenance expenses as it commenced in-house maintenance operations in September 1996, and the return of the 10% passenger
excise tax in late August 1996.   Because of United Airlines' competitive
activity, the Company was unable to adjust its fares to permit recovery of these increased expenses. Management believes alleged anticompetitive practices by United in the Denver market have had, and, to the extent they continue, will have a material adverse effect on the Company's revenues and results of operations. (See Part I, Item 3: Legal Proceedings.)

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

OPERATING EXPENSES

   Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses increased to 111.3% of revenue for the year ended March 31, 1997 compared to 108.4% of revenue for the year ended March 31, 1996. Operating expenses increased as a percentage of revenue largely as result of an increase in flight operations expenses. Flight operations expenses were impacted by increased fuel prices, short-term lease expenses to replace aircraft undergoing scheduled maintenance and an increase in maintenance expenses as a result of the Company's commencement of its own maintenance facility to perform routine maintenance at Denver. As a result, total operating expenses for the year ended March 31, 1997 increased 70% over the prior comparable period.

   Flight Operations. Flight operations expenses of $52,650,000 and $28,019,000 were 45.2% and 39.8% of total revenue for the years ended March 31, 1997 and 1996, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

   Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $21,551,000 for 25,926,000 gallons used and $11,775,000 for 16,706,000 gallons used resulted in an average fuel cost of 83.1c and 70.5c per gallon and represented 40.9% and 42.0% of total flight operations expenses for the years ended March 31, 1997 and 1996, respectively. The average fuel cost per gallon increased for the year ended March 31, 1997 over the comparable prior period due to an overall increase in the cost of fuel and the loss of the fuel tax exemption for the calendar year ended December 31,1997. In 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3 cents per gallon. This tax increase was first imposed on the Company and other airlines effective October 1, 1995. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the years ended March 31, 1997 and 1996 averaged 799 and 804 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft and an increase in the average length of haul.

   Aircraft lease and insurance expenses, excluding short-term aircraft lease expenses, totaled $15,983,000 (13.7% of total revenue) and $7,980,000 (11.3% of total revenue) for the years ended March 31, 1997 and 1996, respectively, or an increase of 100.3%. The increase is partially attributable to the increase in the average number of aircraft in service to 9.6 from 5.7 for the years ended March 31, 1997 and 1996, respectively, and partially due to higher lease expenses on larger and newer aircraft added to the fleet. Beginning August 1996 and November 1995, the Company entered into short-term aircraft lease agreements in order to add a partial spare aircraft to its fleet to improve the Company's on-time performance and completion factors for the year ended March 31, 1997, and to substitute for aircraft in the Company's fleet which were out of service for scheduled maintenance during a portion of the years ended March 31, 1997 and 1996. The final short-term aircraft lease agreement terminated March 31, 1997. Aggregate expenses associated with the short-term aircraft lease agreements totaled $3,359,000 during the months of August through December 1996 and $526,000 for the months of November 1995 through December 1995. The Company paid a premium for short-term lease agreements and does not anticipate future short-term agreements due to the addition of aircraft to its fleet.

   Pilot and flight attendant compensation totaled $6,671,000 and $4,025,000 or 5.7% for each of the years ended March 31, 1997 and 1996, or an increase of 65.8%. Pilot and flight attendant compensation increased principally as a result of a 68.4% increase in the average number of aircraft in service and an
increase of 56.1% in block hours.  During the   year ended March 31, 1997, the
Company added two leased aircraft to its fleet in June 1996 and December 1996.
During the   year ended March 31, 1996 the Company added two leased aircraft to
its fleet in October 1995.   The Company pays pilot and flight attendant
salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the years ended March 31, 1997 and 1996 to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, it expects that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

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

   Maintenance. Maintenance expenses of $24,946,000 and $11,732,000 were 21.4% and 16.7% of total revenue for the years ended March 31, 1997 and 1996, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $769 and $565 per block hour for the years ended March 31, 1997 and 1996, respectively. Continental Airlines had been providing routine aircraft maintenance services for the Company at Denver but discontinued this service in September 1996. As a result, the Company hired its own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by the Company, together with the cost of leasing adequate hangar space, increased the Company's maintenance cost per block hour. Management believes that these costs will normalize as it adds additional aircraft to its fleet.

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

   Depreciation and Amortization. Depreciation and amortization expense of $1,072,000 and $547,000 were approximately one percent of total revenue for each of the years ended March 31, 1997 and 1996. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

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

   Expenses per ASM. The Company's expenses per ASM for the years ended March 31, 1997 and 1996 were 9.13c and 9.04c, respectively, or an increase of 1%. Expenses per ASM increased over the comparable period as a result of increased flight operation expenses resulting from an increase in short-term aircraft lease and fuel expenses and increased maintenance expenses largely as a result of the Company's commencement of its own maintenance facility, offset by economies of scale as the fixed costs were spread across a larger base of operations.

   Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on five of its Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers.

Liquidity and Capital Resources

          The Company's balance sheet reflected cash and cash equivalents of $3,641,000 at March 31, 1998 and $10,286,000 at March 31, 1997. At March 31,
1998, total current assets were $33,999,000 as compared to $50,324,000 of total current liabilities, resulting in a working capital deficit of $16,325,000. At March 31, 1997, total current assets were $31,470,000 as compared to $32,745,000 of total current liabilities, resulting in a working capital deficit of $1,275,000. The $15,050,000 increase in the working capital deficit is primarily a result of the Company's operating losses during the year ended March 31, 1998.

          Cash used by operating activities for the year ended March 31, 1998
was $8,168,000.   This is largely attributable to the Company's net loss for the period, an increase in restricted investments, trade receivables, security, maintenance and other deposits, and prepaid expenses and other assets, offset by increases in accounts payable, air traffic liability, other accrued expenses and accrued maintenance expenses. Cash used by operating activities for the year ended March 31, 1997 was $6,469,000. This is attributed primarily to the Company's net loss for the period, increases in trade receivables, maintenance deposits, prepaid expenses and other assets and inventories offset by increases in accounts payable, air traffic liability, other accrued expenses and accrued maintenance expenses.

          Cash used in investing activities for the year ended March 31, 1998 was $3,863,000, largely a result of capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements for the aircraft delivered in May, August, and September 1997 and February 1998. Additionally, the Company secured lease obligations for the aircraft delivered in August 1997 and February 1998 with letters of credit totaling $1,500,000. In turn, the Company received $650,000 during the year ended March 31, 1998 from the aircraft lessor that was previously on deposit to secure lease obligations for these aircraft. The Company's restricted investments increased $1,500,000 to collateralize the letter of credit. Cash used in investing activities for the year ended March 31, 1997 was $5,549,000. Restricted cash increased $600,000 for collateral for a letter of credit provided an aircraft lessor in lieu of a cash security deposit for the Boeing 737-300 aircraft leased in November 1996. The Company expended $2,682,000 for initial lease acquisition security deposits for two Boeing 737-200 aircraft and partial security deposits for four Boeing 737-300 aircraft leased during the year ended March 31, 1997, all with delivery dates during the year ended March 31, 1998. The Company made capital expenditures totaling $3,435,000 for equipment, a spare engine, aircraft parts, and aircraft improvements, maintenance equipment for its maintenance facility which began operations in September 1996, ground equipment, computer equipment, and leasehold improvements.

          Cash provided by financing activities for the years ended March 31, 1998 and 1997 was $5,386,000 and $15,944,000, respectively. During the year ended March 31, 1998, the Company received $435,000 from the exercise of stock options. In December 1997, the Company sold $5,000,000 of 10% senior secured notes. In connection with this transaction, the Company issued warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share. During the year ended March 31, 1997, the Company completed a private placement of its Common Stock that resulted in net proceeds of approximately $2,721,000 in April 1996. In May 1996, the Company notified existing warrant holders of the Company's intent to exercise its redemption rights with respect to such warrants not exercised on or before June 28, 1996. The Company received net proceeds from the exercise of these warrants of approximately $13,278,000.

          In April 1998, the Company sold 4,363,001 shares of its common stock, no par value, through a private placement to an institutional investor. Gross proceeds to the Company from the transaction was approximately $14,180,000 of which the Company received net proceeds of approximately $13,850,000. The Company issued a warrant to this investor to purchase 716,929 shares of common stock of the Company at a purchase price of $3.75 per share, which warrant expires in April 2002.

          Five of the Company's Boeing 737-200 aircraft are leased under operating leases which originally expired in 1997. The leases provide for up to two renewal terms of two years each with no increase in basic rent. The Company renewed the leases for the first two-year renewal period and these leases now expire in 1999. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits totaled $625,000 and $2,392,000, respectively, at March 31, 1998.

          The Company in November 1995 leased two Boeing 737-300 aircraft under operating leases which expire in 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $3,207,000, respectively, at March 31, 1998. These aircraft are compliant with FAA Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at an aggregate purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

          In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in 2001. In November 1997, the Company renegotiated one of these leases extending the lease term by one year to 2002 in return for a slight reduction in the monthly rental payment. The Company was required to make security deposits for these aircraft totaling $858,000. Commencing July 1996, the Company was required to make monthly deposits for maintenance of these leased aircraft. At March 31, 1998, these deposits totaled $2,190,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's Common Stock at an aggregate purchase price of $503,300 per warrant.

          In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company was required to secure the aircraft lease with a letter of credit totaling $600,000. The Company is also required to make monthly cash deposits for maintenance of this aircraft. As of March 31, 1998, the Company had made maintenance deposits associated with this leased aircraft totaling $1,324,000.

          During the year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft with scheduled deliveries during the Company's year ended March 31, 1998. The Company took delivery of these aircraft in May, August, and September 1997 and in February 1998. In connection with the Boeing 737-300 aircraft delivered in September 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. As of March 31, 1998, the Company had made cash security deposits totaling $1,616,000 with respect to these aircraft. During the year ended March 31, 1998, the Company secured lease obligations for two of these aircraft with letters of credit totaling $1,500,000 and, in turn, $650,000 of cash security deposits was returned to the Company. The Company's restricted cash increased by $1,500,000 to collateralize the letters of credit. Two each of the four lease agreements have seven and eight year terms from date of delivery, respectively. Two of the four leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs. As of March 31, 1998, the Company had maintenance deposits associated with these aircraft totaling $2,092,000.

          Management is continuing to take steps designed to improve the Company's operating performance. Effective January 28, 1997, the Company introduced electronic ticketing. Passengers who call the Company directly are given the option of receiving a paper ticket or a confirmation number in lieu of a paper ticket. Electronic ticketing decreases certain costs including postage and handling costs, ticket stock, and reduced revenue accounting fees because the accounting for electronic ticketing is automated. The Company also has implemented and maintains a booking capability on its Internet site.

          The Company has announced its intention to perform its own ground handling operations at DIA effective September 1, 1998, a function which is currently being provided by an independent contractor. The Company is in the process of acquiring certain ground handling equipment with total capital expenditures estimated to be $850,000. The Company is seeking financing for these expenditures but there can be no assurance that it will be successful in obtaining the necessary financing.

          The Company is exploring various means to increase revenues and reduce expenses. The Company is considering revenue enhancement initiatives which may include the introduction of a premium class passenger service, development of new marketing alliances, and ad hoc charters. Expense reduction programs include the installation of an upgraded flight operations, maintenance, and parts inventory management information system which will be installed during the first six months of fiscal year ending March 31, 1999. Other potential cost savings programs include an in-house revenue accounting system, and conducting certain heavy maintenance checks in-house. These programs would require capital expenditures and will be implemented if the Company is able to increase its capital resources. The Company believes that it can reduce its airport operating expenses at certain cities by performing its own ground handling operations rather than continuing to contract out these services. Since April 1996, conversions to the Company's own ground handling operations occurred at nine of the Company's 14 stations.

          The Company has a contract with a credit card processor that requires the Company to provide a letter of credit to match the total amount of air traffic liability associated with credit card customers if the Company does not meet certain financial covenants and if the credit card processor requests that the collateral be increased. As of September 30, 1997, the Company was in default with respect to these financial covenants. In November 1997, the credit card processor required an increase in the collateral amount from its present level of $2,000,000 to $4,000,000, which increased the Company's current restricted investment balance accordingly. As of June 16, 1998, the Company could be required to increase the collateral amount to $6,600,000.

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

          Effective February 11, 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver and Phoenix, Arizona, and on October 31, 1997 such service to Salt Lake City was added by United. These are both markets in which the Company provides service, in addition to other markets where United Airlines provides flights. This additional competition, as well as other competitive activities by United and other carriers, have had and could continue to have a material adverse effect on the Company's revenues and results of operations.

          The Company has incurred substantial operating losses in 1998 and 1997 and has a working capital deficit at March 31, 1998. In addition, the Company has substantial contractual commitments for leasing and maintaining aircraft. The Company believes that its existing cash balances coupled with improved operating results projected for fiscal 1999 will be adequate to fund the Company's operations at least through March 31, 1999. There can be no assurances however, that the Company will be successful in improving its operating results in fiscal 1999. If its operating results do not improve, the Company anticipates that it would be required to obtain additional capital or other financing to fund its operations.

YEAR 2000 COMPLIANCE

          The Company uses information systems in managing and conducting certain aspects of its business. The Company's systems are currently not Year 2000 compliant, and the Company is in the process of ascertaining the modifications that will be necessary for its systems to attain Year 2000 compliance. The Company is taking measures to address this problem and has created a Year 2000 committee, headed by an officer of the Company, to manage and coordinate the Company's efforts to identify and fix critical date-sensitive systems. While the Company believes it will be able to perform or obtain the necessary modifications on a timely basis, the Company has not determined the costs that will be necessary for attaining compliance, and there is no assurance that such costs will not be significant. Failure by the Company and its key business partners (e.g., the FAA, DOT, airport authorities, suppliers, and data providers) to achieve Year 2000 compliance on a timely basis could have a significant adverse impact on the Company's business, financial condition and operating results.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Note applicable.

ITEM 8:  FINANCIAL STATEMENTS

       The Company's financial statements are filed as a part of this report immediately following the signature page.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       The Company has not, during the past three years and through the date of this report, had a change in its independent certified public accountants or had a disagreement with such accountants on any matter of accounting principles, practices or financial statement disclosure.


                                 PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this Item is incorporated herein by reference to the data under the heading "Election of Directors" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on September 10, 1998, which definitive Proxy Statement is to be filed with the Commission on or before July 29, 1998.


Item 11. Executive Compensation.

       The information required by this Item is incorporated herein by reference to the data under the heading "Executive Compensation" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on September 10, 1998, which definitive Proxy Statement is to be filed with the Commission on or before July 29, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this Item is incorporated herein by reference to the data under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on September 10, 1998, which definitive Proxy Statement is to be filed with the Commission on or before July 29, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this Item is incorporated herein by reference to the data under the heading "Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on September 10, 1998, which definitive Proxy Statement is to be filed with the Commission on or before July 29, 1998.

                                    PART IV


ITEM 14(A): EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibit
Numbers   Description of Exhibits
-------   -----------------------

  3.1     Amended and Restated Articles of Incorporation of the Company. (10)

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

  10.2(a) Addendum to Office Lease (10)

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

   10.10     Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23177).
             (3)

   10.11     Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23257).
             (3)

   10.12     Aircraft Lease Agreement dated as of May 1, 1996. (3)

   10.13     Aircraft Lease Agreement dated as of June 3, 1996. (3)

   10.13(a) Amendment No. 1 to Aircraft Lease Agreement dated as of June 3, 1996.(10)

   10.14 Aircraft Lease Agreement dated as of June 12, 1996. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (3)

   10.15 Operating Lease Agreement dated November 1, 1996 between the Company and First Security Bank, National Association. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

   10.16 Aircraft Lease Agreement (MSN 28760) dated as of December 12, 1996 between the Company and Boullion Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

   10.16(a) Amendment No. 1 to Aircraft Lease Agreement (MSN 28760) dated May 20, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

   10.17 Aircraft Lease Agreement (MSN 28662) dated as of December 12, 1996 between the Company and Boullion Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

   10.17(a) Amendment No. 1 to Aircraft Lease Agreement (MSN 28662) dated May 20, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

   10.18 Aircraft Lease Agreement (MSN 28563) dated as of March 25, 1997 between the Company and General Electric Capital Corporation. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

   10.19 Space and Use Agreement with Continental Airlines, as amended. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

   10.20 Letter of Understanding with Continental Airlines dated August 16,1996. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

   10.21 Service Agreement between Frontier Airlines, Inc. and Greenwich Air Services, Inc. dated May 19, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.22 Agreement between Frontier Airlines, Inc. and Dallas Aerospace, Inc. dated April 17, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.23 General Services Agreement between Frontier Airlines, Inc. and Tramco, Inc. dated as of August 6, 1996. (5)

  10.24 General Terms Engine Lease Agreement between Frontier Airlines, Inc. and Terandon Leasing Corporation dated as of August 15, 1996, as assigned to U.S. Bancorp Leasing and Financial on February 19, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.25 Lease Agreement between Frontier Airlines, Inc. and Aircraft Instrument and Radio Company, Inc. dated December 11, 1995. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

  10.26 Agreement and Plan of Merger between Western dated June 30, 1997. (5) Pacific Airlines, Inc. and Frontier Airlines, Inc.

  10.26(a)Agreement dated as of September 29, 1997 between  Airlines, Inc. (7)
          Western Pacific Airlines, Inc. and Frontier

  10.27   Security Agreement with Wexford Management LLC dated December 2, 1997.
          (8)

  10.28 Amended and Restated Warrant Agreement with Wexford Management LLC dated as of February 27, 1998. (10)

  10.29 Amended and Restated Registration Rights Agreement with Wexford Management LLC dated asof February 27, 1998. (10)


  10.30 Securties Purchase Agreement with B III Capital Partners, L.P. dated as of April 24, 1998. (9)

  10.31 Registration Rights Agreement with B III Capital Partners, L.P. dated as of April 24, 1998. (10)

  10.32 Warrant Agreement with The Seabury Group, LLC dated as of may 26, 1998. (10)

 10.33 Registration rights Agreement with The Seabury Group, LLC dated as of May 26, 1998. (10)

  23.1    Consent of KPMG Peat Marwick LLP  (10)

  27.1    Financial Data Schedule (10)

---------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission File No. 33-77790-D, declared effective May 20, 1994.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 29, 1995.
(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 24, 1996.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB, Commission File No. 0-4877, filed on February 13, 1997.
(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-24126, filed July 14, 1997.

(6) Incorporated by reference from the Company's Report on Form 8-K filed on March 12, 1997.
(7) Incorporated by reference from the Company's Report on Form 8-K filed on October 1, 1997.
(8) Incorporated by reference from the Company's Report on Form 8-K filed on December 12, 1997.
(9) Incorporated by reference from the Company's Report on Form 8-K filed on May 4, 1998.
(10) Filed herewith.

ITEM 14(b):  REPORTS ON FORM 8-K.

   No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRONTIER AIRLINES, INC.


Date: June 26, 1998           By: /s/ Samuel D. Addoms
                                 ---------------------
                              Samuel D. Addoms, Principal Executive
                              Officer and Principal Financial Officer


Date: June 26, 1998           By: /s/ Elissa A. Potucek
                                 ----------------------
                              Elissa A. Potucek, Vice President, Controller,
                              Treasurer and Principal Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 26, 1998             /s/ Samuel D. Addoms, Director
                               -------------------------------
                               Samuel D. Addoms, Director


Date: June 26, 1998             /s/ William B. McNamara, Director
                               ----------------------------------
                               William B. McNamara, Director


Date: June 26, 1998             /s/ Paul Stephen Dempsey, Director
                               -----------------------------------
                               Paul Stephen Dempsey, Director


Date: June 26, 1998             /s/ B. LaRae Orullian, Director
                               --------------------------------
                               B. LaRae Orullian, Director


Date: June 26, 1998             /s/  D. Dale Browning, Director
                               --------------------------------
                               D. Dale Browning, Director


Date: June 26, 1998             /s/  Arthur H. Amron, Director
                               -------------------------------
                               Arthur H. Amron, Director


Date: June 26, 1998             /s/  John E. Luth, Director
                               ----------------------------
                               John E. Luth, Director


Date: June 26, 1998             /s/  B. Ben Baldanza, Director
                               -------------------------------
                               B. Ben Baldanza, Director

                          Independent Auditors' Report
                          ----------------------------



THE BOARD OF DIRECTORS AND
 STOCKHOLDERS
FRONTIER AIRLINES, INC.:


We have audited the accompanying balance sheets of Frontier Airlines, Inc. as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines, Inc., as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                  KPMG PEAT MARWICK LLP

Denver, Colorado
June 16, 1998

FRONTIER AIRLINES, INC.
BALANCE SHEETS
MARCH 31, 1998 AND 1997

---------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,      March 31,
                                                                          1998            1997
                                                                      -------------   ------------

Assets
------
Current assets:
    Cash and cash equivalents                                          $  3,641,395   $ 10,286,453
    Restricted investments                                                4,000,000      2,000,000
    Trade receivables, net of allowance for doubtful accounts of
      $139,096 and $71,713 at March 31, 1998 and 1997                    11,661,323      7,451,342
    Maintenance deposits (note 3)                                         9,307,723      6,968,379
    Prepaid expenses                                                      3,843,694      3,449,871
    Inventories                                                           1,164,310        997,102
    Deferred lease and other expenses                                       380,975        289,579
    Note receivable - current portion                                             -         27,288
                                                                       ------------   ------------
             Total current assets                                        33,999,420     31,470,014

Security, maintenance and other deposits (note 3)                         7,633,143      6,596,660
Property and equipment, net (note 2)                                      5,579,019      4,340,982
Note receivable - long-term portion                                               -         31,762
Deferred lease and other expenses                                           780,429        918,994
Restricted investments                                                    2,606,459        734,133
                                                                       ------------   ------------
                                                                       $ 50,598,470   $ 44,092,545
                                                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                                   $ 13,664,750     $8,045,533
    Air traffic liability                                                18,910,441     13,058,632
    Other accrued expenses                                                5,157,640      3,318,043
    Accrued maintenance expense (note 3)                                 12,537,228      8,277,115
    Note payable                                                                  -          9,812
    Current portion of obligations under capital leases (note 3)             54,346         35,700
                                                                        -----------   ------------
            Total current liabilities                                    50,324,405     32,744,835

Senior secured notes payable (note 4)                                     3,468,138              -
Accrued maintenance expense (note 3)                                      2,381,354      1,408,363
Obligations under capital leases, excluding current portion (note 3)         97,757         56,444
                                                                        -----------   ------------
                  Total liabilities                                      56,271,654     34,209,642
                                                                        -----------    -----------
Stockholders' (deficit) equity
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued and outstanding                                               -              -
    Common stock, no par value, stated value of $.001 per share, authorized 20,000,000 shares; 9,253,563 and 8,844,375
        shares issued and outstanding at March 31, 1998 and 1997              9,253          8,844
    Additional paid-in capital                                           37,954,584     35,764,710
    Accumulated deficit                                                 (43,637,021)   (25,890,651)
                                                                        -----------   ------------
            Total stockholders' (deficit) equity                         (5,673,184)     9,882,903
                                                                        -----------   ------------
Commitments and contingencies (notes 3,6,10 and 11)
                                                                       $ 50,598,470   $ 44,092,545
                                                                       ============   ============
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                            1998              1997              1996
                                            ----              ----              ----

Revenues:
  Passenger                            $ 142,018,392     $ 113,758,027     $ 68,530,051
  Cargo                                    3,008,919         1,956,150        1,148,357
  Other                                    2,115,326           786,457          714,167
                                       -------------    --------------    -------------

       Total revenues                    147,142,637       116,500,634       70,392,575
                                       -------------    --------------    -------------

Operating expenses:
  Flight operations                       66,288,125        52,650,575       28,019,390
  Aircraft and traffic servicing          30,684,992        24,849,388       18,486,719
  Maintenance                             31,790,600        24,945,636       11,732,102
  Promotion and sales                     29,328,970        21,526,345       14,218,814
  General and administrative               6,352,977         4,617,982        3,320,700
  Depreciation and amortization            1,251,364         1,072,160          547,514
                                       -------------    --------------    -------------
       Total operating expenses          165,697,028       129,662,086       76,325,239
                                       -------------    --------------    -------------
       Operating loss                    (18,554,391)      (13,161,452)      (5,932,664)
                                       -------------    --------------    -------------

Nonoperating income:
  Interest income                            722,380         1,033,508          419,756
  Interest expense                          (324,167)          (20,435)         (22,671)
  Other, net                                 409,808           (37,953)         (46,103)
                                       -------------    --------------    -------------
       Total nonoperating income, net        808,021           975,120          350,982
                                       -------------    --------------    -------------
Net loss                               $ (17,746,370)  $   (12,186,332)  $   (5,581,682)
                                      ==============    ==============    =============

Basic and diluted loss per common share       $(1.95)           $(1.49)          $(1.23)
                                      ==============    ==============    =============

Weight average shares outstanding          9,095,220         8,156,302        4,536,914
                                      ==============    ==============    =============


See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 1998, 1997 AND 1996

-------------------------------------------------------------------------------

                                               COMMON STOCK
                                        -----------------------    ADDITIONAL                         TOTAL
                                                         STATED     PAID-IN      ACCUMULATED       stockholders'
                                             SHARES       VALUE     CAPITAL        DEFICIT       (DEFICIT) EQUITY
                                        ------------   --------    ----------    -----------     ----------------
BALANCES,
  MARCH 31, 1995                           3,443,300     $3,443     9,761,686     (8,122,637)           1,642,492

Contribution of common stock to
    employee stock ownership plan            137,340          -       721,000              -              721,000
Issuance of compensatory
    common stock options                           -          -        60,500              -               60,500
Sale of common stock and
    warrants, net of offering
    costs of $1,230,000                    1,840,000      1,978     7,279,532              -            7,281,510
Issuance of warrants                                                  577,200                             577,200
Net loss                                           -          -             -     (5,581,682)          (5,581,682)
                                       -------------  ---------    ----------    -----------     ----------------
BALANCES,
  MARCH 31, 1996                           5,420,640      5,421    18,399,918    (13,704,319)           4,701,020

Sale of common stock, net of
    offering costs of $279,385               678,733        679     2,720,615                           2,721,294
Exercise of common stock
    warrants, net of issuance
    costs of $55,518                       2,666,133      2,666    13,275,145                          13,277,811
Contribution of common stock
    to employee stock ownership
    plan                                      78,869         78       499,922                             500,000
Issuance of warrants                                                  869,110                             869,110
Net loss                                                                         (12,186,332)         (12,186,332)
                                       -------------  ---------    ----------    -----------     ----------------
BALANCES,
  MARCH 31, 1997                           8,844,375      8,844    35,764,710    (25,890,651)           9,882,903

Exercise of common stock
    options                                  409,188        409       434,948                             435,357
Warrants issued in conjunction                                                                                  -
    with debt                                                       1,754,926                           1,754,926
Net loss                                                                         (17,746,370)         (17,746,370)
                                       -------------  ---------    ----------    -----------     ----------------
BALANCES,
  MARCH 31, 1998                           9,253,563     $9,253    37,954,584    (43,637,021)          (5,673,184)
                                       =============  =========    ==========    ===========     ================

See accompanying notes to financial statements

FRONTIER AIRLINES, INC.

Statements of Cash Flows

Years Ended March 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                   1998             1997            1996
                                                                   ----             ----            ----
Cash flows from operating activities:
  Net loss                                                     $(17,746,370)    $(12,186,332)    $(5,581,682)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Employee stock ownership plan compensation expense                  -          500,000         721,000
      Issuance of compensatory common stock options                       -                -          60,500
      Depreciation and amortization                               1,749,097        1,322,916         603,014
      Loss on sale of equipment                                      10,334            4,708          62,940
      Changes in operating assets and liabilities:
        Restricted investments                                   (2,372,326)          82,458        (842,574)
        Trade receivables                                        (4,209,981)      (1,579,184)     (2,289,183)
        Security, maintenance and other deposits                 (3,583,327)      (1,608,524)     (5,149,965)
        Prepaid expenses                                           (393,823)        (562,954)     (2,269,203)
        Inventories                                                (167,208)        (427,926)       (362,581)
        Note receivable                                              11,740           10,950               -
        Accounts payable                                          5,619,217        3,643,071       1,590,072
        Air traffic liability                                     5,851,809        1,858,072       7,384,114
        Other accrued expenses                                    1,839,597        1,323,037        (337,294)
        Accrued maintenance expense                               5,233,104        1,151,443       5,572,559
                                                              -------------    -------------    ------------
          Net cash used in operating activities                  (8,158,137)      (6,468,265)       (838,283)
                                                              -------------    -------------    ------------
 Cash flows used by investing activities:
  Decrease (increase) in short-term investments                           -        1,168,200      (1,168,200)
  Aircraft lease deposits                                           207,500       (2,682,250)     (1,661,250)
  Increase in restricted investments                             (1,500,000)        (600,000)              -
  Capital expenditures                                           (2,355,266)      (3,434,789)     (1,097,788)
  Proceeds from sale of property and equipment                            -                -          32,440
                                                              -------------    -------------    ------------
          Net cash used in investing activities                  (3,647,766)      (5,548,839)     (3,894,798)
                                                              -------------    -------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock and warrants           435,357       15,999,455       7,281,510
  Proceeds from sale of senior secured notes including warrants   5,000,000                -               -
  Cash payments for debt issuance costs                            (227,500)
  Proceeds from short-term borrowings                               202,810           95,911         101,496
  Principal payments on short-term borrowings                      (212,622)         (96,540)        (91,055)
  Principal payments on obligations under capital leases            (37,200)         (54,523)        (34,357)
                                                              -------------    -------------    ------------
          Net cash provided by financing activities               5,160,845       15,944,303       7,257,594
                                                              -------------    -------------    ------------

          Net (decrease) increase in cash and cash equivalents   (6,645,058)       3,927,199       2,524,513

Cash and cash equivalents, beginning of year                     10,286,453        6,359,254       3,834,741
                                                              -------------    -------------    ------------

Cash and cash equivalents, end of year                           $3,641,395      $10,286,453      $6,359,254
                                                              =============    =============    ============
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 1998

-------------------------------------------------------------------------------

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS AND INDUSTRY RISKS

    Frontier Airlines, Inc. (the "Company") was incorporated in the State of Colorado on February 8, 1994 and is a low-fare full service commercial airline based in Denver, Colorado which currently serves cities on the west and east coasts, as well as intermediate cities in relatively close proximity to Denver. The Company commenced airline operations on July 5, 1994.

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

    The airline industry is also characterized by fixed costs that are high in relation to revenues. Accordingly, a shortfall from expected revenue levels can have a material adverse effect on profitability and liquidity, including those of the Company's. The Company's connecting hub is located at Denver International Airport (DIA). DIA opened in March 1995. Financed through revenue bonds, DIA depends on landing fees, gate rentals and other income from airlines, the traveling public and others to pay debt service and support operations. Management believes that the Company's operating costs at DIA will continue to substantially exceed those that other airlines incur at hub airports in other cities.

    The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry tends to experience severe adverse financial results during general economic downturns. The Company's business also is seasonal, which affects the Company's results of operations from quarter to quarter.

    Fuel is a major component of operating expense for all airlines. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world. The future cost and availability of fuel to the Company cannot be predicted, and substantial price increases or the unavailability of adequate fuel supplies could have a material adverse effect on the Company's operations and profitability.

FRONTIER AIRLINES, INC.

-------------------------------------------------------------------------------

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (continued)

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

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Noncash Financing and Investment Activities:

    During the year ended March 31, 1998, the Company issued warrants to its lender in connection with its $5,000,000 senior secured notes with an estimated fair market value totaling $1,645,434, and issued warrants to its financial advisor in connection with debt and equity financing with an estimated fair market value totaling $109,492. Also during the year ended March 31, 1998, the Company entered into capital lease agreements totaling $97,000, and exchanged a note receivable for certain property and equipment totaling $47,000. In the years ended March 31, 1997 and 1996, the Company issued warrants to aircraft lessors with an estimated fair market value totaling $869,110 and $577,200, respectively. The unamortized portion of deferred lease expense totaled $850,125 and $1,139,703 at March 31, 1998 and 1997. In the year ended March 31, 1996, the Company sold equipment and accepted a promissory note in lieu of cash for $70,000.

    Interest and Taxes Paid During the Year:

    Cash paid for interest totaled $184,999, $20,435, and $22,671, for the years ended March 31, 1998, 1997 and 1996, respectively. No income taxes were paid during the years ended March 31, 1998, 1997, and 1996.

FRONTIER AIRLINES, INC.

-------------------------------------------------------------------------------

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (continued)

    RESTRICTED INVESTMENTS

    Restricted investments include certificates of deposit which secure certain letters of credit issued primarily to companies which process credit card sale transactions, certain airport authorities and aircraft lessors. Restricted investments are carried at cost, which management believes approximates market value. Maturities are for one year or less and the Company intends to hold restricted investments until maturity.

    VALULATION AND QUALIFYING ACCOUNTS

    The allowance for doubtful accounts was $139,096 and $72,713 at March 31, 1998 and 1997. Provisions for bad debts net of recoveries totaled $267,000, $160,000, and $222,000 for the years ended March 31, 1998, 1997 and 1996.
    Deductions from the reserve totaled $200,000, $120,000, and $190,000 for the years ended March 31, 1998, 1997, and 1996.

    INVENTORIES

    Inventories consist of expendable parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used.

    The Company has two aircraft parts agreements for the Company's 14 Boeing 737 aircraft discussed in note 3, one with another air carrier and another with an aircraft parts supplier. The Company is required to pay a monthly consignment fee to each of these lessors, based on the value of the consigned parts, and to replenish any such parts when used with a like part. At March 31, 1998 and 1997, the Company held consigned parts and supplies in the amount of approximately $8,161,000 and $7,105,944, which are not included in the Company's balance sheet.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Major additions, betterments and renewals are capitalized. Depreciation and amortization is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

    Flight equipment                   5-20 years
    Improvements to leased aircraft    Life of improvements or term of lease,
                                       whichever is less
    Ground property, equipment, and
      leasehold improvements           3-5 years or term of lease

FRONTIER AIRLINES, INC.

-------------------------------------------------------------------------------

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (continued)

    Assets utilized under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset using the straight-line method. Amortization of capital leases is included in depreciation expense.

    MAINTENANCE

    Routine maintenance and repairs are charged to operations as incurred.

    Under the terms of its aircraft lease agreements, the Company is required to make monthly maintenance deposits based on usage; such deposits are applied against the cost of major airframe maintenance checks, landing gear and engine overhauls. These deposits are expensed in the month the usage was incurred and a liability for accrued maintenance is established. Deposit balances remaining at lease termination remain with the lessor and any remaining liability for maintenance checks is reversed against the deposit balance. Additionally, a provision is made for the estimated costs of scheduled major overhauls required to be performed on leased aircraft and components under the provisions of the aircraft lease agreements if the required monthly deposit amounts are not adequate to cover the entire cost of the scheduled maintenance. Accrued maintenance expense expected to be incurred beyond one year is classified as long-term.

    REVENUE RECOGNITION

    Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire, and are net of excise taxes. Revenues which have been deferred are included in the accompanying balance sheet as air traffic liability.

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

FRONTIER AIRLINES, INC.

-------------------------------------------------------------------------------

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (continued)

    LOSS PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No.
    128). This statement replaces the presentation of primary earnings per share (EPS) and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in earnings. This statement has been adopted in the accompanying financial statements.

    Common stock equivalents are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 1998.

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (continued)

    STOCK BASED COMPENSATION

    The Company follows Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options and follows the disclosure provisions of Statement of financial Accounting Standards No. 123 (SFAS No.
    123). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has included the pro forma disclosures required by SFAS No. 123 in Note 7.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and either the undiscounted future cash flows estimated to be generated by those assets or the fair market value are less than the assets' carrying amount.

    RECLASSFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) PROPERTY AND EQUIPMENT, NET

    As of March 31, 1998 and 1997 property and equipment consisted of the following:

                                                             1998        1997
                                                          ----------  ----------

    Flight equipment and improvements to leased aircraft $4,932,024 $3,251,284 Ground property, equipment and leasehold improvements 3,673,363 2,923,658
                                                          ----------  ----------
                                                           8,605,387   6,174,942
    Less accumulated depreciation and amortization         3,026,368   1,833,960
                                                          ----------  ----------

        Property and equipment, net                       $5,579,019  $4,340,982
                                                          ==========  ==========

    Property and equipment includes certain office equipment under capital leases. At March 31, 1998 and 1997, office equipment recorded under capital leases was $280,857 and $183,698 and accumulated amortization was $113,364 and $104,479.

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(3) LEASE COMMITMENTS

    AIRCRAFT LEASES

    At March 31, 1998, the Company operated 14 aircraft which are accounted for under operating lease agreements with initial terms ranging from 2 to 8 years with certain leases that allow for renewal options. Security deposits related to leased aircraft at March 31, 1998 and 1997 totaled $4,604,750 and $4,812,250 and are included in security, maintenance and other deposits on the balance sheet. Letters of credits issued to certain aircraft lessors in lieu of cash deposits and related restricted investments to secure these letters of credits at March 31, 1998 and 1997 totaled $2,100,000 and $1,500,000.

    In addition to scheduled future minimum lease payments, the Company is required to pay to each aircraft lessor monthly cash deposits based on flight hours and cycles operated to provide funding for certain scheduled maintenance costs of leased aircraft. The lease agreements provide that the Company shall pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. At March 31, 1998 and 1997, aircraft maintenance deposits totaled $11,466,033 and $8,142,176 and are reported as a component of security, maintenance and other deposits on the balance sheet.

    Any cash deposits paid to aircraft lessors for future scheduled maintenance costs to the extent not used during the lease term remain with the lessors, and any remaining liability for maintenance checks is reversed against the deposit balance. Maintenance deposits are unsecured and may be subject to the risk of loss in the event the lessors are not able to satisfy their obligations under the lease agreements.

    OTHER LEASES

    The Company leases a office and hangar space, a spare engine and office equipment for its headquarters, airport facilities, and certain ground equipment. The Company also leases certain airport gate facilities on a month-to-month basis.

    At March 31, 1998, commitments under capital and noncancelable operating leases (excluding maintenance deposit requirements) with terms in excess of one year were as follows:

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(3)  LEASE COMMITMENTS (CONTINUED)

                                       Capital        Operating
                                        Leases         Leases
                                       --------     ------------
     Year ended March 31:
     1999                              $ 69,069     $ 35,944,976
     2000                                43,167       32,112,675
     2001                                24,636       22,715,742
     2002                                24,636       18,688,397
     2003                                24,636       17,773,916
     Thereafter                            -          32,987,326
                                       --------     ------------
        Total minimum lease payments    186,144      160,223,032
                                                    ============



     Less amount representing interest  (34,041)
                                       --------


     Present value of obligations
       under capital leases             152,103


     Less current portion of
       obligations under capital
       leases                            54,346
                                       --------


     Obligations under capital leases,
       excluding current portion       $ 97,757
                                       ========

     The obligations under capital leases have been discounted at imputed interest rates ranging from 10.5% to 12.2%.

     Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 1998, 1997 and 1996 was $36,573,509, $25,336,749
     and $12,625,175, respectively.

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(4) SENIOR SECURED NOTES

    In December 1997, the Company sold $5,000,000 of 10% senior secured notes to Wexford Management LLC ("Wexford"). The notes are due and payable in full on December 15, 2001 with interest payable quarterly in arrears. The notes are secured by substantially all of the assets of the company. The Wexford agreement contains restrictions primarily related to liens on assets and requires prior written consent for expenditures outside the ordinary course of business. In connection with this transaction, the Company issued Wexford warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share. The Company determined the value of the warrants to be $1,645,434 and recorded the value as equity in additional paid-in capital. The balance of the notes will be accreted to its face value over the term of the notes and included as interest expense. The effective interest rate on the notes is approximately 22.5% including the value of the warrants.

(5) INCOME TAXES

    The Company has not recognized any income tax benefit related to net operating losses incurred for the years ended March 31, 1998, 1997 and 1996 because the benefit of the net operating losses were offset by an increase in the valuation allowance for net deferred tax assets.

    The differences between the Company's provision for income taxes and such provisions (benefit) for income taxes computed at the federal statutory rate is comprised of the items shown in the following table:

                                                         1998          1997          1996
                                                         ----          ----          ----
                   Income tax benefit at the
                    statutory rate                        34%           34%           34%
                   Net operating loss producing
                   no current benefit                    (34%)         (34%)         (34%)
                                                    ----------------------------------------
                                                           -             -             -
                                                    ========================================

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(5) INCOME TAXES, CONTINUED

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1998 are presented below:

                                                                    1998             1997
                                                               ---------------  ---------------
                 Deferred tax assets:

                  Net operating loss carryforwards              $  13,434,000     $  7,603,000
                  Start-up cost deferred for tax purposes             108,000          198,000
                  Accrued maintenance not deductible for
                   tax purposes                                       899,000          717,000
                  Accrued vacation and health insurance
                   liability not deductible for tax purposes          527,000          395,000
                  Other                                               110,000          117,000
                                                             ---------------------------------

                      Total gross deferred tax assets             15,078,000        9,030,000

                      Less valuation allowance                   (14,832,000)      (8,934,000)
                                                            ---------------------------------

                                                                     246,000           96,000
                                                            ---------------------------------

                 Deferred tax liabilities:

                 Equipment depreciation and amortization            (246,000)         (96,000)
                                                            ---------------------------------
                   Net deferred taxes                                   -                -
                                                            =================================

    The valuation allowance is provided since it is uncertain that the deferred tax assets will be realized. The Company established the valuation allowance based principally on its historical financial results from operations. Additionally, the utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

    The valuation allowance for deferred tax assets as of March 31, 1997 was $8,934,000. The increase in the valuation allowance for the year ended March 31, 1998 was $5,989,000. At March 31, 1998, the Company had net operating loss carryforwards of approximately $36,015,000, which expire in the years 2010 to 2013.

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(6) WARRANTS

    The Company issued 2,670,000 warrants to purchase common stock in conjunction with a private placement and its initial public offering. Each warrant entitled the warrant holder to purchase one share of common stock for $5.00. These warrants were subject to redemption at $.05 per warrant by the Company on 45 days written notice if certain conditions were met. The Company met these conditions in May 1996 and on May 14, 1996, the Company notified the warrant holders of the Company's intent to exercise its redemption rights with respect to the warrants not exercised on or before June 28, 1996. 2,666,133 warrants were exercised with net proceeds to the Company totaling $13,275,000.

    At completion of the Company's initial public offering in 1994, an underwriter acquired options to purchase up to 110,000 shares of common stock exercisable at a price equal to $5.525 per share. Additionally, the underwriter was granted up to 110,000 warrants to purchase common stock at a price equal to $.325 per warrant and $5.00 per share of common stock. The underwriters in a secondary public offering by the Company in 1995 received a warrant to purchase 168,500 shares of common stock at $5.55 per share.
    The options and warrants issued to underwriters in connection with the initial and secondary public offerings expire, respectively, on May 20, 1999 and September 18, 2000.

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

    In February 1998, in connection with the $5,000,000 senior notes as discussed in note 4, the Company issued a warrant to the lender to purchase 1,750,000 shares of the Company's Common Stock at a purchase price of $3.00 per share, which warrant expires in December 2001. In May 1998, the Company issued a warrant to its financial advisor, in connection with debt and equity financings, a warrant to purchase 548,000 shares of the Company's Common Stock at a purchase price of $3.00 per share, which warrant expires in May 2003. Of the 548,000 shares, 116,450 were recognized as of March 31, 1998 as part of the sale of the senior secured notes discussed in note 4. The Company recorded a value of $109,492 for these shares and recorded the value as equity in additional paid in capital and deferred loan expenses. The value will be amortized over the life of the notes.

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(7)  STOCK OPTION PLAN

     The Company has a stock option plan whereby the Board of Directors or its Compensation Committee may issue options to purchase shares of the Company's common stock to employees, officers, and directors of the Company.

     Under the plan, the Company has reserved an aggregate of 2,250,000 shares of common stock for issuance pursuant to the exercise of options. With certain exceptions, options issued through March 31, 1998 generally vest one year from the date of grant and expire from March 9, 1999 to December 11, 2007. At March 31, 1998, 308,750 options are available for grant under the plan.

     A summary of the Plan's stock option activity and related information for the years ended March 31, 1998, 1997 and 1996 are as follows:

                                              1998                   1997                    1996
                                   ------------------------------------------------------------------------
                                                  Weighted-              Weighted-               Weighted-
                                                   Average                Average                 Average
                                                  Exercise                Exercise                Exercise
                                       Options      Price     Options      Price      Options      Price
                                   ------------------------------------------------------------------------
     Outstanding-beginning of year   1,911,250     $1.85     1,731,250     $1.27     1,631,250     $1.17
     Granted                            30,000      2.77       180,000      7.40       100,000      3.07
     Exercised                        (409,188)     1.06
     Surrendered                      (180,000)     7.40
     Re-issued                         180,000      3.00
                                   ------------------------------------------------------------------------

                                     1,532,062     $1.56     1,911,250     $1.85     1,731,250     $1.27
                                   ========================================================================

     Exercisable at end of year      1,445,394     $1.48     1,761,250     $1.39     1,671,250     $1.20

     Exercise prices for options outstanding under the plan as of March 31, 1998 ranged from $1.00 to $3.75 per option share. The weighted-average remaining contractual life of those options is 5.6 years. A summary of the outstanding and exercisable options at March 31, 1998, segregated by exercise price ranges, is as follows:

                                                            Weighted-
                                                             Average
                                           Weighted-        Remaining                     Weighted-
           Exercise Price    Options        Average        Contractual     Exercisable     Average
               Range       Outstanding   Exercise Price  Life (in years)     Options      Exercise Price
           ---------------------------------------------------------------------------------------------
           $1.00 - $ 2.75     1,200,812       $1.11             5.0         1,200,812         $1.11
           $3.00 - $ 3.75       331,250        3.19             7.8           244,582          3.26
                           -----------------------------------------------------------------------------
                              1,532,062       $1.56             5.6         1,445,394         $1.48
                           =============================================================================

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(7) STOCK OPTION PLAN, CONTINUED

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.42%, 6.55% and 6.08%, dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 64.33%, 58.78% and 60.86%, and a weighted-average expected life of the options of 7 years for each year.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net loss for the years ended March 31, 1998, 1997 and 1996, would have been $17,843,000, $12,367,000 and $5,628,000, and loss per common share would have been $1.96, $1.52 and $1.24 per share.

(8) EMPLOYEE STOCK OWNERSHIP PLAN

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

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(8)  EMPLOYEE STOCK OWNERSHIP PLAN, CONTINUED

     The initial Company contribution to the ESOP was made on June 22, 1995 and consisted of 137,340 shares of Common Stock, of which 27,468 shares relate to the plan year ended March 31, 1995 and 109,872 shares relate to the period from April 1, 1995 to December 31, 1995. During the years ended March 31, 1997, the Company contributed 78,869 shares to the plan and none during the year ended March 31, 1998. The Company recognized compensation expense during the year ended March 31, 1997 and 1996 of $500,000 and $721,000 related to its contribution to the ESOP and none during the year ended March 31, 1998.

(9)  CONCENTRATION OF CREDIT RISK

     The Company does not believe it is subject to any significant concentration of credit risk relating to trade receivables. At March 31, 1998 and 1997, 60% and 75% of the Company's trade receivables relate to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, or the United States Postal Service. These receivables are short-term, generally being settled shortly after sale or in the month following ticket usage.

(10) CONTINGENCIES

     The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial position or results of operations.

(11) SUBSEQUENT EVENTS

     In April 1998, the Company sold 4,363,001 shares of its common stock, no par value, through a private placement to an institutional investor. Gross proceeds to the Company from the transaction was $14,179,753, of which the Company received net proceeds of approximately $13,850,000. The Company issued a warrant to this investor to purchase 716,929 shares of common stock of the Company at a purchase price of $3.75 per share, which warrant expires in April 2002.