Form 10-K/A
period 1998-03-31
FRONTIER AIRLINES INC /CO/
filed 1998-07-09
CIK 921929

                                   FORM 10-K/A
                       Amendment No. 1 to Items 8 and 14

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

  10.27   Security Agreement with Wexford Management LLC dated December 2, 1997.
          (8)

  10.28 Amended and Restated Warrant Agreement with Wexford Management LLC dated as of February 27, 1998. (10)

  10.29 Amended and Restated Registration Rights Agreement with Wexford Management LLC dated asof February 27, 1998. (10)


  10.30 Securties Purchase Agreement with B III Capital Partners, L.P. dated as of April 24, 1998. (9)

  10.31 Registration Rights Agreement with B III Capital Partners, L.P. dated as of April 24, 1998. (10)

  10.32 Warrant Agreement with The Seabury Group, LLC dated as of may 26, 1998. (10)

 10.33 Registration rights Agreement with The Seabury Group, LLC dated as of May 26, 1998. (10)

  23.1    Consent of KPMG Peat Marwick LLP  (11)

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

(10) Previously filed.
(11) Filed herewith.

ITEM 14(b):  REPORTS ON FORM 8-K.

   No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRONTIER AIRLINES, INC.


Date: July 9, 1998            By: /s/ Samuel D. Addoms
                                 ---------------------
                              Samuel D. Addoms, Principal Executive
                              Officer and Principal Financial Officer


Date: July 9, 1998            By: /s/ Elissa A. Potucek
                                 ----------------------
                              Elissa A. Potucek, Vice President, Controller,
                              Treasurer and Principal Accounting Officer

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
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 9,253,563 and 8,844,375
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