Form 10-Q
period 1998-06-30
FRONTIER AIRLINES INC /CO/
filed 1998-08-12
CIK 921929

- 15 -

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934


Commission file number:  0-24126



                             FRONTIER AIRLINES, INC.
             (Exact name of registrant as specified in its charter)



          Colorado                                    84-1256945
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporated or organization)

    12015 E. 46th Avenue, Denver, CO                    80239
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number including area code:  (303) 371-7400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the Company's Common Stock outstanding as of August 4, 1998 was 13,792,064.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                             Page

Item 1.  Financial Information

         Financial Statements                                  1


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   5


Item 3:  Quantitative and Qualitative Disclosures
         About Market Risk                                    14




                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                    15

Item 6.  Exhibits and Reports on Form 8-K                     15

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Condensed Balance Sheets

                                                                               June 30,       March 31,
                                                                                 1998            1998
                                                                             -------------   -------------
                                                                             (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                              $    9,295,600  $    3,641,395
    Short-term investments                                                      4,932,533         -
    Restricted investments                                                      4,000,000       4,000,000
    Trade receivables, net of allowance for doubtful accounts
      of $180,666 and $139,096 at June 30, 1998 and March 31, 1998              9,287,698      11,661,323
    Maintenance deposits                                                       11,381,019       9,307,723
    Prepaid expenses and other assets                                           5,067,638       3,843,694
    Inventories                                                                 1,401,837       1,164,310
    Deferred lease and other expenses                                             380,975         380,975
                                                                             -------------   -------------
            Total current assets                                               45,747,300      33,999,420

Security, maintenance and other deposits                                        8,883,483       7,633,143
Property and equipment, net                                                     5,609,636       5,579,019
Deferred lease and other expenses                                                 685,185         780,429
Restricted investments                                                          2,606,459       2,606,459
                                                                             =============   =============
                                                                           $   63,532,063  $   50,598,470
                                                                             =============   =============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable                                                       $   10,443,630  $   13,664,750
    Air traffic liability                                                      19,830,061      18,910,441
    Other accrued expenses                                                      4,090,275       5,157,640
    Accrued maintenance expense                                                13,760,957      12,537,228
    Note payable                                                                  179,663         -
    Current portion of obligations under capital leases                            70,475          54,346
                                                                             -------------   -------------
            Total current liabilities                                          48,375,061      50,324,405

Senior secured notes payable                                                    3,555,739       3,468,138
Accrued maintenance expense                                                     3,052,149       2,381,354
Obligations under capital leases, excluding current portion                       112,081          97,757
                                                                             -------------   -------------
            Total liabilities                                                  55,095,030      56,271,654
                                                                             -------------   -------------

Stockholders' equity (deficit)
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued and outstanding                                               -               -
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 13,616,564 and 9,253,563 shares
        issued and outstanding at June 30, 1998 and March 31, 1998                 13,617           9,253
    Additional paid-in capital                                                 51,626,728      37,954,584
    Accumulated deficit                                                       (43,203,312)    (43,637,021)
                                                                             -------------   -------------
            Total stockholders' equity (deficit)                                8,437,033      (5,673,184)
                                                                             -------------   -------------
                                                                           $   63,532,063  $   50,598,470
                                                                             =============   =============

See accompanying notes to condensed financial statements.

FRONTIER AIRLINES, INC.
Condensed Statements of Operations



                                                                            Three Months Ended June 30,
                                                                                 1998            1997
                                                                          --------------------------------
                                                                                    (Unaudited)
Revenues:
    Passenger                                                              $   41,560,587  $   33,621,450
    Cargo                                                                       1,004,748         627,809
    Other                                                                         322,218         307,411
                                                                             -------------   -------------

            Total revenues                                                     42,887,553      34,556,670
                                                                             -------------   -------------

Operating expenses:
    Flight operations                                                          17,853,706      14,244,102
    Aircraft and traffic servicing                                              7,137,822       6,788,493
    Maintenance                                                                 8,727,868       7,734,691
    Promotion and sales                                                         7,126,460       6,299,522
    General and administrative                                                  1,278,559       1,378,766
    Depreciation and amortization                                                 338,449         349,588
                                                                             -------------   -------------

            Total operating expenses                                           42,462,864      36,795,162
                                                                             -------------   -------------

            Operating income (loss)                                               424,689      (2,238,492)
                                                                             -------------   -------------

Nonoperating income:
    Interest income                                                               275,569         160,806
    Interest expense                                                             (240,239)         (4,537)
    Other, net                                                                    (26,310)         (4,434)
                                                                             -------------   -------------

            Total nonoperating income, net                                          9,020         151,835
                                                                             -------------   -------------

Net income (loss)                                                          $      433,709  $   (2,086,657)
                                                                             =============   =============

Earnings (loss) per share (note 2):
             Basic                                                         $         0.03  $       (0.24)
                                                                             =============   =============
             Diluted                                                       $         0.03  $       (0.24)
                                                                             =============   =============

Weighted average shares of common stock outstanding                            12,513,827       8,844,375
                                                                             =============   =============

Weighted average shares of common stock and
  common stock equivalents outstanding                                         13,689,997       8,844,375
                                                                             =============   =============

See accompanying notes to condensed financial statements.

FRONTIER AIRLINES, INC.
Condensed Statements of Cash Flows


                                                                            Three Months Ended June 30,
                                                                                 1998            1997
                                                                          --------------------------------
                                                                                    (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                      $      433,709  $  (2,086,657)
    Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
            Depreciation and amortization                                         521,294         419,482
            Changes in operating assets and liabilities:
                Restricted investments                                            -                  (129)
                Trade receivables                                               2,373,625         383,629
                Security, maintenance and other deposits                       (3,323,636)     (1,641,471)
                Prepaid expenses and other assets                              (1,223,944)       (451,618)
                Inventories                                                      (237,527)          2,669
                Note receivable                                                   -                 6,703
                Accounts payable                                               (3,221,120)     (1,254,908)
                Air traffic liability                                             919,620         331,488
                Other accrued expenses                                         (1,067,365)      1,103,056
                Accrued maintenance expense                                     1,894,524       2,088,735
                                                                             -------------   -------------
                     Net cash used by operating activities                     (2,930,820)     (1,099,021)
                                                                             -------------   -------------

Cash flows used in investing activities:
    Increase in short-term investments                                         (4,932,533)         -
    Aircraft lease deposits                                                       -              (147,500)
    Capital expenditures                                                         (328,162)       (642,620)
                                                                             -------------   -------------
                     Net cash used in investing activities                     (5,260,695)       (790,120)
                                                                             -------------   -------------

Cash flows provided by financing activities:
    Net proceeds from issuance of common stock                                 13,676,508         -
    Proceeds from short-term borrowings                                           179,663         170,318
    Principal payments on short-term borrowings                                   -               (27,830)
    Principal payments on obligations under capital leases                        (10,451)         (8,548)
                                                                             -------------   -------------
                    Net cash provided by financing activities                  13,845,720         133,940
                                                                             -------------   -------------

                    Net increase (decrease) in cash and cash equivalents        5,654,205      (1,755,201)


Cash and cash equivalents, beginning of period                                  3,641,395      10,286,453
                                                                             -------------   -------------

Cash and cash equivalents, end of period                                   $    9,295,600  $    8,531,252
                                                                             =============   =============


See accompanying notes to condensed financial statements.

FRONTIER AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 1998


(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 1998 and 1997 are not necessarily indicative of the results that will be realized for the full year.

 (2) Common Stock

     In April 1998, the Company sold 4,363,001 shares of its common stock, no par value, through a private placement to an institutional investor. Gross proceeds to the Company from the transaction were $14,179,753, of which the Company received net proceeds of $13,676,508. The Company issued a warrant to this investor to purchase 716,929 shares of common stock of the Company at a purchase price of $3.75 per share, which warrant expires in April 2002.

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

General

       The Company is a low-fare, full-service commercial airline based in Denver, Colorado. The Company currently operates routes linking its Denver hub to 15 cities in 12 states spanning the nation from coast to coast. The Company's current route system extends from Denver to Los Angeles, San Francisco and San Diego, California; Chicago and Bloomington/Normal, Illinois; Boston, Massachusetts; Baltimore, Maryland; Seattle/Tacoma, Washington; Phoenix, Arizona; Minneapolis/St. Paul, Minnesota; Salt Lake City, Utah; Omaha, Nebraska; Albuquerque, New Mexico, New York (LaGuardia), New York; and El Paso, Texas. At present, the Company utilizes approximately five gates at Denver International Airport ("DIA") for approximately 66 daily flight departures and arrivals.

       Organized in February 1994, the Company commenced flight operations in July 1994 with two leased Boeing 737-200 jet aircraft. It has since expanded its fleet to 14 leased jets, including seven Boeing 737-200s and seven larger Boeing 737-300s.

       The Company's senior management team includes executives with substantial experience in the airline industry, including persons who occupied similar positions at a former airline called Frontier Airlines that served regional routes to and from Denver from 1950 to 1986. From time to time, the former Frontier Airlines served most of the Company's current and intended markets with jet equipment from its Denver hub.

       The Company expanded operations during the quarters ended June 30, 1997 and June 30, 1998. Therefore, the Company's results of operations for the quarters ended June 30, 1997 and 1998 are not necessarily comparable or indicative of future operating results.

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

Results of Operations

       The Company had net income of $434,000 or $.03 per basic and diluted share for the quarter ended June 30, 1998 as compared to a net loss of $2,087,000 or $.24 per share for the quarter ended June 30, 1997. During the quarter ended June 30, 1998 as compared to the prior comparable quarter, the Company experienced higher fares as a result of increases in business travelers, decreased competition as a result of the demise of Western Pacific, and an increase in the average length of haul and stage length. The Company was able to reduce its cost per ASM to 7.80(cent) during the quarter ended June 30, 1998 from 9.08(cent) for the prior comparable period. The Company benefited from a significant reduction in fuel prices, a reduction in maintenance costs per block hour as a result of four new aircraft, and operating efficiencies and the economies of scale as the Company's fixed costs were spread across a larger base of operations.

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

       The following table sets forth certain quarterly financial and operating data regarding the Company for the fifteen months of operations ended June 30, 1998.

                                                    Selected Financial and Operating Data

                                                                  Quarter Ended
                          ----------------------------------------------------------------------------------------

                             June 30,        September 30,     December 31,        March 31,         June 30,
                               1997              1997              1997              1998              1998

Passenger revenue          $33,622,000       $36,021,000       $31,922,000       $40,454,000       $41,561,000
Revenue passengers             339,000           347,000           301,000           370,000           368,000
carried
Revenue passenger
    miles (RPMs)(1)        249,436,000       282,190,000       259,443,000       328,309,000       337,555,000
Available seat miles
  (ASMs)(2)                405,395,000       490,810,000       524,686,000       575,294,000       544,557,000
Passenger load factor(3)         61.5%             57.5%             49.4%             57.1%             62.0%
Break-even load factor(4)        65.3%             60.8%             67.3%             60.0%             61.3%
Block hours(5)                   9,087            10,507            11,059            12,114            11,255
Average daily block hour
  utilization(6)                 10.28              9.89             10.52             10.30             10.27
Yield per RPM(7) (cents)         13.48             12.76             12.30             12.32             12.31
Yield per ASM(8) (cents)          8.52              7.66              6.31              7.28              7.88
Expense per ASM (cents)           9.08              8.12              8.52              7.70              7.80
Passenger revenue per
  block hour                 $3,700.01         $3,428.29         $2,886.52         $3,339.44         $3,692.63
Average fare(9)                    $94               $99              $101              $105              $108
Average aircraft in fleet         11.0              11.8              13.0              13.6              14.0

Operating income (loss)    ($2,238,000)      ($2,253,000)     ($11,626,000)      ($2,437,000)          $425,000
Net income (loss)          ($2,087,000)      ($2,048,000)     ($11,519,000)      ($2,092,000)          $434,000

(1) "Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(2) "Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(3) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(4) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses (5) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(6) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(7) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(8) "Yield per ASM" is determined by dividing total revenues by available seat miles.
(9) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

       The following table provides operating revenues and expenses for the Company expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the year ended March 31, 1998 and the quarters ended June 30, 1998 and 1997.

                                                                        Quarters Ended June 30,
                                     Year Ended March 31,    -------------------------------------------------
                                             1998                      1998                     1997
                                    -----------------------  ------------------------ ------------------------
                                       Per           %          Per           %           Per           %
                                      total         of         total          of         total         of
                                       ASM        Revenue       ASM        Revenue        ASM        Revenue


     Revenues:
         Passenger                    7.11         96.5%        7.63         96.9%        8.29        97.3%
         Cargo                        0.15          2.0%        0.18          2.3%        0.15         1.8%
         Other                        0.11          1.4%        0.06          0.8%        0.08         0.9%
                                    -----------  ----------  -----------  ----------- ------------  ----------
     Total revenues                   7.37        100.0%        7.88        100.0%        8.52       100.0%


     Operating expenses:
         Flight operations            3.32         45.1%        3.28         41.6%        3.51        41.2%
         Aircraft and traffic
           servicing                  1.54         20.9%        1.31         16.6%        1.67        19.6%
         Maintenance                  1.59         21.6%        1.60         20.4%        1.91        22.4%
         Promotion and sales          1.47         19.9%        1.31         16.6%        1.55        18.2%
         General and administrative   0.32          4.3%        0.23          3.0%        0.34         4.0%
         Depreciation and
         amortization                 0.06          0.9%        0.06          0.8%        0.09         1.0%
                                    ===========  ==========  ===========  =========== ============  ==========
     Total operating expenses         8.30        112.6%        7.80          99.0%       9.08       106.5%
                                    ===========  ==========  ===========  =========== ============  ==========
     Total ASMs (000s)               1,996,185                  544,557                   405,395


Revenues

       The Company's revenues are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. Because of the elasticity of passenger demand, the Company believes that increases in fares will result in a decrease in passenger demand in many markets. The Company cannot predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are initiated by competitors in the Company's markets, the Company believes that it must, in most cases, match those competitive fares in order to maintain its market share. Passenger revenues are seasonal in leisure travel markets depending on the markets' locations and when they are most frequently patronized.

       The Company's average fare for the quarters ended June 30, 1998 and 1997 were $108 and $94, respectively. Management believes that the increase in the average fare during the quarter ended June 30, 1998 over the prior comparable period was largely a result of the Company's focus on increasing the number of business travelers, decreased competition as a result of the demise of Western Pacific, and an increase in the average length of haul and stage length. The average length of haul increased from 737 miles for the quarter ended June 30, 1997 to 917 miles for the quarter ended June 30, 1998. Effective October 1, 1997, the U.S. Congress reduced the 10% excise tax to 9%, but added a per-flight-segment fee of $1 on domestic flights. The tax decreases to 8% October 1, 1998 and to 7.5% on October 1, 1999. The per-flight-segment fee increases to $2 effective October 1, 1998, $2.25 effective October 1, 1999 and thereafter increases in annual amounts of 25 cents until it reaches $3 effective October 1, 2002.

       Passenger Revenues. Passenger revenues totaled $41,561,000 for the quarter ended June 30, 1998 compared to $33,621,000 for the quarter ended June 30, 1997, or an increase of 23.6%. The number of revenue passengers carried was 368,000 for the quarter ended June 30, 1998 compared to 339,000 for the quarter ended June 30, 1997 or an increase of 8.6%. The Company had an average of 14 aircraft in its fleet during the quarter ended June 30, 1998 compared to an average of 11 aircraft in its fleet during the quarter ended June 30, 1997, or an increase of 27.3% and an increase in ASMs of 139,162,000 or 34.3%.

       During the quarter ended June 30, 1998, the Company had eight or 57.1% of its fleet out for scheduled major maintenance compared to five or 45.4% of its fleet during the quarter ended June 30, 1997. In order to complete this maintenance cycle so that the entire fleet would be fully operational during the summer months, the Company was required to rotate two aircraft out of service at a time. Because of this, the Company was unable to provide additional scheduled service during the quarter ended June 30, 1998. Management believes that the number of revenue passengers and related revenue would have been higher during the quarter ended June 30, 1998 had it not been for the volume of heavy maintenance performed.

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended June 30, 1998, the Company's break-even load factor was 61.3% compared to a passenger load factor of 62%. For the quarter ended June 30, 1997 the Company's break-even load factor was 65.3% compared to a passenger load factor of 61.5%. The Company's break-even load factor decreased from the prior comparable period largely as a result of an increase in its average fare to $108 during the quarter ended June 30, 1998 from $94 during the quarter ended June 30, 1997 and a decrease in its expenses per ASM to 7.80(cent) for the quarter ended June 30, 1998 from 9.08(cent) for the quarter ended June 30, 1997.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $1,005,000 and $628,000 for the quarters ended June 30, 1998 and 1997, representing 2.3% and 1.8% of total operating revenues or an increase of 60%, This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of liquor sales and excess baggage fees, totaled $322,000 and $307,000 or less than 1% of total operating revenues for each of the quarters ended June 30, 1998 and 1997, respectively.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses decreased to 99% of revenue for the quarter ended June 30, 1998 compared to 106.5% of revenue for the quarter ended June 30, 1997. Operating expenses decreased as a percentage of revenue during the quarter ended June 30, 1998 as the Company experienced a significant reduction in fuel prices, decreased maintenance costs per block hour as a result of four new aircraft, and operating efficiencies and the economies of scale as the Company's fixed costs were spread across a larger base of operations.

       Flight Operations. Flight operations expenses of $17,854,000 and $14,244,000 were 41.6% and 41.2% of total revenue for the quarters ended June 30, 1998 and 1997, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $5,191,000 for 8,667,000 gallons used and $5,520,000 for 7,169,000 gallons used resulted in an average fuel cost of 59.9(cent) and 77(cent) per gallon and represented 30.9% and 38.8% of total flight operations expenses for the quarters ended June 30, 1998 and 1997, respectively. The average fuel cost per gallon decreased for the quarter ended June 30, 1998 from the comparable prior period due to an overall decrease in the cost of fuel. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the quarters ended June 30, 1998 and 1997 averaged 770 and 789 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft and an increase in the average length of haul.

       Aircraft lease expenses totaled $7,591,000 (17.7% of total revenue) and $4,616,000 (13.4% of total revenue) for the quarters ended June 30, 1998 and 1997, respectively, or an increase of 44.6%. The increase is partially attributable to the increase in the average number of aircraft in service to 14 from 11, or 27.3%, for the quarters ended June 30, 1998 and 1997, respectively, and largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet.

       Aircraft insurance expenses totaled $647,000 (1.5% of total revenue) for the quarter ended June 30, 1998 offset by a profit commission of $153,000 for the policy period ended June 6, 1998. The profit commission was earned because the Company had no aircraft hull insurance claims during the 1997-1998 policy year. Aircraft insurance expenses for the quarter ended June 30, 1997 were $634,000 (1.8% of total revenue). Aircraft insurance expenses decreased as a percentage of revenue as a result of competitive pricing in the aircraft insurance industry, the Company's favorable experience rating since it began flight operations in July 1994 and economies of scale due to the increase in fleet size. For the policy period June 7, 1998 to June 6, 1999, the Company has reduced its aircraft insurance rates by approximately 44.8% or an estimated annual savings of $1,787,000 at its present fleet levels.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $2,316,000 and $1,967,000 or 5.6% and 5.9% of passenger revenue for each of the quarters ended June 30, 1998 and 1997, or an increase of 17.7%. Pilot and flight attendant compensation increased principally as a result of a 27.3% increase in the average number of aircraft in service and an increase of 23.9% in block hours. Pilot and flight attendant salaries decreased as a percentage of passenger revenue because the Company did not add additional aircraft during the quarter ended June 30, 1998. The Company pays pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during that period to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $7,138,000 and $6,788,000 for the quarters ended June 30, 1998 and 1997, respectively, and represented 16.6% and 19.6% of total revenue. These include all expenses incurred at airports served by the Company, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the quarter ended June 30, 1998 over the quarter ended June 30, 1997 as a result of the Company's rental costs (in particular, the gate rentals at DIA and other cities where the Company added additional frequencies) which are largely fixed costs, remaining relatively constant as compared to the increase in revenue. Aircraft and traffic servicing expenses will increase with the addition of new cities to the Company's route system; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

       Maintenance. Maintenance expenses of $8,728,000 and $7,735,000 were 20.4% and 22.4% of total revenue for the quarters ended June 30, 1998 and 1997, respectively. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense is accrued monthly. Maintenance cost per block hour was $775 and $851 per block hour for the quarters ended June 30, 1998 and 1997, respectively. Maintenance costs per block hour decreased as a result of the four new aircraft added to the Company's fleet during the past year and the fixed rental cost of the hangar facility being spread over a larger aircraft fleet offset by corrosion inspections on two of the Company's 737-200s. The newer aircraft require fewer routine repairs and are generally covered by a warranty period of approximately three years on standard Boeing components. Management believes that these costs will continue to normalize as additional aircraft are added to the fleet.

       Promotion and Sales. Promotion and sales total expenses totaled $7,126,000 and $6,300,000 and were 16.6% and 18.2% of total revenue for the quarters ended June 30, 1998 and 1997, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. Promotion and sales expenses decreased as a percentage of revenue for the quarter ended June 30, 1998 over the prior comparable period largely as a result of an increase in the average fare; however, promotion and sales expenses per passenger increased to $19.36 from $18.58 from the quarter ended June 30, 1997, due to increased reservations costs including communications, computer reservation fees and reservation personnel, as well as an increase in credit card fees. The costs of reservation personnel increased as a result of outsourcing part of the Company's reservations requirements. These increased costs were offset by a decrease in travel agency commissions. During the month of April 1998, the Company reduced travel commissions to 8% from 10% matching an 8% commission instituted by the Company's competitors in the fall of 1997. Additionally, the Company's direct sales, which are not subject to commissions, increased as a percentage of passenger revenue. Travel agency commissions as a percentage of passenger revenue, before non-revenue passengers, administrative fees and breakage (revenue from expired tickets), decreased to 5.7% for the quarter ended June 30, 1998 from 7.2% for the quarter ended June 30, 1997.

       Advertising expenses of $854,000 were 2.1% of passenger revenue for the quarter ended June 30, 1998, compared to $725,000 or 2.2% of passenger revenue for the quarter ended June 30, 1997. Advertising expenses normalized and decreased to some extent as the Company did not incur advertising expenses to introduce new markets during the quarters ended June 30, 1998 and 1997.

       General and Administrative. General and administrative expenses for the quarters ended June 30, 1998 and 1997 totaling $1,279,000 and $1,379,000 were 3% and 4% of total revenue, respectively. During the quarter ended June 30, 1998, the Company relieved approximately $240,000 of its employee health insurance liability which was determined to be overfunded with a corresponding credit to general and administrative expenses. Without this adjustment, general and administrative expenses would have been approximately $1,519,000 or 3.5% of revenue. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category.

       Depreciation and Amortization. Depreciation and amortization expense of $338,000 and $350,000 were approximately 1% of total revenue for the quarters ended June 30, 1998 and 1997, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred. Depreciation expenses decreased from the prior comparable period as the Company matured and certain assets, acquired around the time of the Company's inception and which the Company has not found necessary to replace, have been fully depreciated.

       Nonoperating Income (Expenses). Total net nonoperating income totaled $9,000 for the quarter ended June 30, 1998 compared to $152,000 for the quarter ended June 30, 1997. Interest income increased from $161,000 to $276,000 during the quarter ended June 30, 1998 from the prior comparable period due to an increase in cash balances as a result of the sale of Common Stock in April 1998. Interest income was offset by interest expense of $240,000 during the quarter ended June 30, 1998. In December 1997, the Company sold $5,000,000 of 10% senior notes. In connection with this transaction, the Company issued the lender warrants to purchase 1,750,000 shares of Common Stock. Interest expense paid in cash and the accretion of the warrants and deferred loan expenses totaled $234,000 during the quarter ended June 30, 1998.

       Expenses per ASM. The Company's expenses per ASM for the quarters ended June 30, 1998 and 1996 were 7.80(cent) and 9.08(cent), respectively, or a decrease of 14.1%. Expenses per ASM decreased from the prior comparable period as a result of the economies of scale as fixed costs were spread across a larger base of operations, a decrease in fuel prices, and the average ASMs per aircraft having increased as the Company added aircraft with more seating capacity as compared to its earlier fleet additions. Expenses per ASM are influenced to some degree by the utilization of aircraft and by the seating configuration that each airline employs. For example, with the 108 seat all coach seating configuration selected by the Company on five of its Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers. The Company's average seats per aircraft for the quarter ended June 30, 1998 were 124 as compared to 120 seats per aircraft for the quarter ended June 30, 1997.

Liquidity and Capital Resources

       The Company's balance sheet reflected cash and cash equivalents and short-term investments of $14,228,000 at June 30, 1998 and $3,641,000 at March 31, 1998. At June 30, 1998, total current assets were $45,747,000 as compared to $48,375,000 of total current liabilities, resulting in a working capital deficit of $2,628,000. At March 31, 1998, total current assets were $33,999,000 as compared to $50,324,000 of total current liabilities, resulting in a working capital deficit of $16,325,000. The $13,697,000 reduction in the working capital deficit is a result of the sale of 4,363,001 shares of the Company's common stock with net proceeds to the Company totaling approximately $13,677,000.

       Cash used by operating activities for the quarter ended June 30, 1998 was $2,931,000. This is attributable to increases in security, maintenance and other deposits, prepaid expenses and other assets and decreases in accounts payable and other accrued expenses, offset by decreases in trade receivables and increases in air traffic liability and accrued maintenance expenses. Cash used by operating activities for the quarter ended June 30, 1997 was $1,099,000. This is largely attributable to the Company's net loss for the period, increases in maintenance deposits and prepaid expenses, offset by decreases in trade receivables and increases in air traffic liability and accrued maintenance expenses.

       Cash used in investing activities for the quarter ended June 30, 1998 was $5,261,000. The Company invested $4,933,000 in short-term investments comprised of government backed agencies with maturities of one year or less. These short-term investments matured in August 1998 and are presently included in the Company's cash position. The Company used $328,000 for capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements. Cash used in investing activities for the quarter ended June 30, 1997 was $790,000 largely a result of capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements for an aircraft delivered in May 1997.

        Cash provided by financing activities for the quarters ended June 30, 1998 and 1997 was $13,846,000 and $134,000, respectively. During the quarter ended June 30, 1998, the Company sold 4,363,001 shares of its common stock through a private placement to an institutional investor. Gross proceeds to the Company from the transaction were approximately $14,180,000, of which the Company received net proceeds of approximately $13,677,000. The Company issued a warrant to this investor to purchase 716,929 shares of common stock of the Company at a purchase price of $3.75 per share, which warrant expires in April 2002.

       Five of the Company's Boeing 737-200 aircraft are leased under operating leases which originally expired in 1997. The leases provide for up to two renewal terms of two years each with no increase in basic rent. The Company renewed the leases for the first two-year renewal period and these leases now expire in 1999. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $2,991,000, respectively, at June 30, 1998.

       The Company in November 1995 leased two Boeing 737-300 aircraft under operating leases which expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $3,606,000, respectively, at June 30 1998. These aircraft are compliant with FAA Stage 3 noise regulations. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's Common Stock at an aggregate purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

       In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases which expire in the year 2001. In November 1997, the Company renegotiated one of these leases extending the lease term by one year to 2002 in return for a slight reduction in the monthly rental payment. The Company was required to make security deposits for these aircraft totaling $858,000. Commencing July 1996 the Company was required to make monthly deposits for maintenance of these leased aircraft. At June 30, 1998, these deposits totaled $2,497,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's Common Stock at an aggregate purchase price of $503,300 per warrant.

       In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company was required to secure the aircraft lease with a letter of credit totaling $600,000. The Company is also required to make monthly cash deposits for maintenance of this aircraft. As of June 30, 1998, the Company had made maintenance deposits associated with this leased aircraft totaling $1,598,000.

       During the year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft with scheduled deliveries during the Company's year ended March 31, 1998. The Company took delivery of these aircraft in May, August and September 1997 and in February 1998. In connection with the Boeing 737-300 aircraft delivered in September 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. As of June 30, 1998, the Company had made cash security deposits totaling $1,616,000 with respect to these aircraft. During the year ended March 31, 1998, the Company secured lease obligations for two of these aircraft with letters of credit totaling $1,500,000 and, in turn, $650,000 of cash security deposits was returned to the Company. The Company's restricted cash increased by $1,500,000 to collateralize the letters of credit. Two each of the four lease agreements have seven and eight year terms from date of delivery, respectively. Two of the four leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs. As of June 30, 1998, the Company had maintenance deposits associated with these aircraft totaling $3,168,000.

       The Company's aircraft fleet is currently in compliance with Stage 3 noise level requirements. However, 75% of the Company's fleet must be in compliance by January 1, 1999 and 100% must be in compliance by January 1, 2000. If the Company is unable to secure three additional Stage 3 aircraft by December 31, 1998, it will be required by December 31, 1998 to retrofit an existing Stage 2 aircraft to Stage 3 compliance or add a Stage 3 aircraft an remove a Stage 2 aircraft from its certificate, (permitting it to maintain a 14 aircraft fleet), or remove one of its Stage 2 aircraft from its certificate (resulting n a 13 aircraft fleet).

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

       The Company is exploring various means to increase revenues and reduce expenses. The Company is considering revenue enhancement initiatives with new marketing alliances and ad hoc charters. Expense reduction programs include the installation of an upgraded flight operations, maintenance, and parts inventory management information system which will be installed by the end of the fiscal year ending March 31, 1999. Other potential cost savings programs include an in-house revenue accounting system and conducting certain heavy maintenance checks in-house. The latter program would require capital expenditures and will be implemented if the Company is able to increase its capital resources.

       The Company has a contract with a credit card processor that requires the Company to provide a letter of credit to match the total amount of air traffic liability associated with credit card customers if the Company does not meet certain financial covenants and if the credit card processor requests that the collateral be increased. As of September 30, 1997, the Company did not meet the financial covenant requirements. In November 1997, the credit card processor required an increase in the collateral amount from its present level of $2,000,000 to $4,000,000, which increased the Company's current restricted investment balance accordingly. As of July 31, 1998, the Company could be required to increase the collateral amount to $5,738,000.

       Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected.

       The Company's goal is to lease a number of additional aircraft to serve additional cities from Denver. The Company believes that expanding its route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in new markets, and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business, and competition within the airline industry which often requires quick reaction by management to changes in market conditions, the Company likely will require additional capital to further expand its business.

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

       The Company has incurred substantial operating losses since its inception and has a working capital deficit at June 30, 1998. In addition, the Company has substantial contractual commitments for leasing and maintaining aircraft. The Company believes that its existing cash balances coupled with improved operating results will be adequate to fund the Company's operations at least through March 31, 1999. There can be no assurances however, that the Company will be successful in improving its operating results in fiscal 1999. If its operating results do not improve, the Company anticipates that it would be required to obtain additional capital or other financing to fund its operations.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

       Not applicable.

                                            PART II. OTHER INFORMATION


Item 1:        Legal Proceedings

               In December 1997 the City of New York filed a petition with the United States Court of Appeals for the Second Circuit for a review of an order of the Secretary of Transportation challenging the Secretary's award of landing and takeoff slots to the Company at New York City's LaGuardia Airport. The Court of Appeals denied the Petition in July 1998.

Item 5:        Other Information

               Shareholders are entitled to submit proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission and the Company's bylaws. Should a shareholder wish to have a proposal appear in the Company's proxy statement for next year's annual meeting, under the regulations of the Securities and Exchange Commission it must be received by the corporate secretary at 12015 East 46th Avenue, Denver, CO 80239 on or before May 30, 1999. If a shareholder intends to submit a proposal at the meeting that is not included in the Company's proxy statement, and the Shareholder fails to notify the Company prior to June 31, 1998 of such proposal, then the proxies appointed by the Company's management would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussions of the matter in the proxy statement.

Item 6:  Exhibits and Reports on Form 8-K

Exhibit
Numbers

         (a)   Exhibits

              27.1       Financial Data Schecule

         (b) The Registrant filed two Reports on form 8-K during the quarter for which this report is being filed.

              1. Report filed on May 4, 1998 included information under Item Nos. 5 (Other Events) and 7 (Financial Statements). The financial statements consisted of Unaudited Pro Forma Condensed Financial Statements.

              2. Report filed on May 28, 1998 included information under Item No. 5 (Other Events).

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FRONTIER AIRLINES, INC.


Date:  August 7, 1998                    By: /s/ Samuel D. Addoms
                                              ---------------------
                                         Samuel D. Addoms, Principal Executive
                                         Officer and Principal Financial Officer


Date:  August 7, 1998                    By: /s/ Elissa A. Potucek
                                              ----------------------
                                         Elissa A. Potucek, Vice Presdent,
                                         Controller, Treasurer and Principal
                                         Accounting Officer