Form 10-Q
period 1998-09-30
FRONTIER AIRLINES INC /CO/
filed 1998-11-13
CIK 921929

- 14 -

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the Company's Common Stock outstanding as of November 10, 1998 was 14,507,364.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                Page

Item 1.  Financial Information

         Financial Statements                                    1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     5

Item 3:  Quantitative and Qualitative Disclosures
         About Market Risk                                      15




                            PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds              16

Item 4.  Submission of Matters to a Vote of Security Holders    16

Item 5.  Other Information                                      16

Item 6.  Exhibits and Reports on Form 8-K                       16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Condensed Balance Sheets

                                                                                    September 30,     March 31,
                                                                                        1998            1998
                                                                                   ---------------  --------------
                                                                                    (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                        $ 23,823,598     $ 3,641,395
    Restricted investments                                                              4,000,000       4,000,000
    Trade receivables, net of allowance for doubtful accounts of $172,295
      and $139,096 at September 30, 1998 and March 31, 1998                             9,586,154      11,661,323
    Maintenance deposits                                                               12,132,909       9,307,723
    Prepaid expenses and other assets                                                   5,483,419       3,843,694
    Inventories                                                                         1,086,300       1,164,310
    Deferred lease expenses                                                               380,975         380,975
                                                                                   ---------------  --------------
            Total current assets                                                       56,493,355      33,999,420

Security, maintenance and other deposits                                                9,320,149       7,633,143
Property and equipment, net                                                             6,156,158       5,579,019
Deferred lease and other expenses                                                         589,941         780,429
Restricted investments                                                                  3,425,813       2,606,459
                                                                                   ===============  ==============
                                                                                     $ 75,985,416    $ 50,598,470
                                                                                   ===============  ==============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                 $ 10,768,778    $ 13,664,750
    Air traffic liability                                                              18,302,114      18,910,441
    Other accrued expenses                                                              5,862,216       5,157,640
    Accrued maintenance expense                                                        14,575,022      12,537,228
    Note payable                                                                          121,003          -
    Current portion of obligations under capital leases                                    60,495          54,346
                                                                                   ---------------  --------------
            Total current liabilities                                                  49,689,628      50,324,405

Senior secured notes payable                                                            2,701,173       3,468,138
Accrued maintenance expense                                                             3,839,292       2,381,354
Obligations under capital leases, excluding current portion                               108,254          97,757
                                                                                   ---------------  --------------
            Total liabilities                                                          56,338,347      56,271,654
                                                                                   ---------------  --------------

Stockholders' equity
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued and outstanding                                                       -                -
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 14,280,564 and 9,253,563 shares
        issued and outstanding at September 30, 1998 and March 31, 1998                    14,280           9,253
    Additional paid-in capital                                                         53,289,418      37,954,584
    Unearned ESOP shares                                                                 (322,875)         -
    Accumulated deficit                                                               (33,333,754)    (43,637,021)
                                                                                   ---------------  --------------
            Total stockholders' equity                                                 19,647,069      (5,673,184)
                                                                                   ---------------  --------------
                                                                                     $ 75,985,416    $ 50,598,470
                                                                                   ===============  ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Condensed Statements of Operations
(Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                   September 30,    September 30,   September 30,   September 30,
                                                       1998            1997             1998            1997
                                                  ---------------  --------------  ---------------  --------------

Revenues:
    Passenger                                       $ 55,502,301    $ 36,021,428     $ 97,062,888    $ 69,642,878
    Cargo                                                967,071         783,609        1,971,819       1,411,418
    Other                                                383,541         808,085          705,759       1,115,496
                                                  ---------------  --------------  ---------------  --------------

            Total revenues                            56,852,913      37,613,122       99,740,466      72,169,792
                                                  ---------------  --------------  ---------------  --------------

Operating expenses:
    Flight operations                                 18,778,648      15,887,077       36,632,354      30,131,179
    Aircraft and traffic servicing                     8,453,991       7,659,465       15,591,813      14,447,958
    Maintenance                                        9,410,480       6,819,415       18,138,348      14,554,106
    Promotion and sales                                8,296,433       7,256,755       15,422,893      13,556,277
    General and administrative                         1,758,020       1,871,991        3,036,579       3,250,757
    Depreciation and amortization                        377,525         371,531          715,974         721,119
                                                  ---------------  --------------  ---------------  --------------

            Total operating expenses                  47,075,097      39,866,234       89,537,961      76,661,396
                                                  ---------------  --------------  ---------------  --------------

            Operating income (loss)                    9,777,816      (2,253,112)      10,202,505      (4,491,604)
                                                  ---------------  --------------  ---------------  --------------

Nonoperating income (expense):
    Interest income                                      344,403         219,525          619,972         380,331
    Interest expense                                    (217,842)         (5,679)        (458,081)        (10,216)
    Other, net                                           (34,819)         (8,993)         (61,129)        (13,427)
                                                  ---------------  --------------  ---------------  --------------

            Total nonoperating income, net                91,742         204,853          100,762         356,688
                                                  ---------------  --------------  ---------------  --------------

Net income (loss)                                    $ 9,869,558    $ (2,048,259)    $ 10,303,267    $ (4,134,916)
                                                  ===============  ==============  ===============  ==============

Earnings (loss) per share:
            Basic                                      $    0.71      $    (0.23)       $    0.78       $   (0.46)
                                                  ===============  ==============  ===============  ==============
            Diluted                                    $    0.64      $    (0.23)       $    0.71       $   (0.46)
                                                  ===============  ==============  ===============  ==============

Weighted average shares of
  common stock outstanding                            13,955,031       9,071,866       13,238,367       8,958,742
                                                  ===============  ==============  ===============  ==============

Weighted average shares of common stock and
  common stock equivalents outstanding                15,354,381       9,071,866       14,483,683       8,958,742
                                                  ===============  ==============  ===============  ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Condensed Statements of Cash Flows
For the Six Months Ended September 30, 1998 and 1997
(Unaudited)

                                                                                        1998            1997
                                                                                   ---------------  --------------
Cash flows from operating activities:
    Net income (loss)                                                                $ 10,303,267    $ (4,134,916)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
            Employee stock option plan compensation expense                               322,875         -
            Depreciation and amortization                                               1,438,249         862,334
            Loss on sale of equipment                                                       6,793         -
            Changes in operating assets and liabilities:
                Restricted investments                                                   (819,354)           (266)
                Trade receivables                                                       2,075,169      (8,126,346)
                Security, maintenance and other deposits                               (4,228,192)     (3,061,901)
                Prepaid expenses and other assets                                      (1,639,725)     (4,205,127)
                Inventories                                                                78,010          (2,120)
                Note receivable                                                          -                 11,740
                Accounts payable                                                       (2,895,972)       (265,918)
                Air traffic liability                                                    (608,327)     17,982,369
                Other accrued expenses                                                    704,576       4,280,185
                Accrued maintenance expense                                             3,495,732       4,487,544
                                                                                   ---------------  --------------

                     Net cash provided by operating activities                          8,233,101       7,827,578
                                                                                   ---------------  --------------

Cash flows used by investing activities:
    Aircraft lease deposits                                                              (284,000)       (117,500)
    Increase in restricted investments                                                   -               (750,000)
    Capital expenditures                                                               (1,259,468)     (1,077,977)
                                                                                   ---------------  --------------

                     Net cash used by investing activities                             (1,543,468)     (1,945,477)
                                                                                   ---------------  --------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                         13,395,477         396,106
    Proceeds from short-term borrowings                                                   179,664         170,318
    Principal payments on short-term borrowings                                           (58,778)        (65,526)
    Principal payments on obligations under capital leases                                (23,793)        (17,342)
                                                                                   ---------------  --------------
                     Net cash provided by financing activities                         13,492,570         483,556
                                                                                   ---------------  --------------

                     Net increase in cash and cash equivalents                         20,182,203       6,365,657

Cash and cash equivalents, beginning of period                                          3,641,395      10,286,453
                                                                                   ---------------  --------------

Cash and cash equivalents, end of period                                             $ 23,823,598    $ 16,652,110
                                                                                   ===============  ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 1998


(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 1998 and 1997 are not necessarily indicative of the results that will be realized for the full year.

(2)  Senior Secured Notes Payable

     In December 1997, the Company sold $5,000,000 of 10% senior secured notes to Wexford Management LLC ("Wexford"). The notes are due and payable in full on December 15, 2001 with interest payable quarterly in arrears. The notes are secured by substantially all of the assets of the Company. The Wexford agreement contains restrictions primarily related to liens on assets and requires prior written consent for expenditures outside the ordinary course of business. In connection with this transaction, the Company issued Wexford warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share. The Company determined the value of the warrants to be $1,645,434 and recorded the value as equity in additional paid-in capital. The balance of the notes will be accreted to its face value over the term of the notes and included as interest expense. The effective interest rate on the notes is approximately 18.2% including the value of the warrants.

     During the six months ended September 30, 1998, Wexford exercised 459,000 warrants with proceeds to the Company totaling $1,377,000. Under the terms of the agreement, Wexford elected to tender debt for the warrant exercise price first by application of accrued unpaid interest and the remainder by reducing the principal balance of the notes. As a result, $1,298,634 of the principal balance of the notes was tendered during the six months ended September 30, 1998.

 (3) Common Stock

     In April 1998, the Company sold 4,363,001 shares of its common stock, no par value, through a private placement to an institutional investor. Gross proceeds to the Company from the transaction were $14,179,753, of which the Company received net proceeds of $13,654,694. The Company issued a warrant to this investor to purchase 716,929 shares of common stock of the Company at a purchase price of $3.75 per share, which warrant expires in April 2002.

(4)  Income Tax Expense

     The Company's income tax expense was zero for the three and six months ended September 30, 1998. The current income tax expense for these periods was offset by a reduction in the Company's valuation allowance for deferred tax assets, a result of the Company's ability to utilize previously reserved for net operating loss carryforwards.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. (the "Company") and the expectations of the Company and management. When used in this document, the words "estimate," "anticipate," "intend," "project," "management believes" and similar words and phrases are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors such as the Company's commencement of passenger service and ground handling operations at several airports and assumption of maintenance and ground handling operations at DIA with its own employees; general economic factors and behavior of the fare-paying public and the federal government, such as the crash in May 1996 of another low-fare carrier's aircraft that resulted in a federal investigation of the carrier, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase the Company's operating costs or otherwise adversely affect the Company; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines and other competitors; the availability of Boeing 737 aircraft, which may inhibit the Company's ability to achieve operating economies and implement its business strategy; recent changes to the former air transportation excise tax of 10% to a combination of a percentage tax and flight segment fee; and uncertainties regarding aviation fuel prices. Because the Company's business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in the Company's yield per RPM or expense per ASM can significantly affect operating results.

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

       Organized in February 1994, the Company commenced flight operations in July 1994 with two leased Boeing 737-200 jet aircraft. It has since expanded its fleet to 15 leased jets as of October 1998, including eight Boeing 737-200s and seven larger Boeing 737-300s. The Company has executed letters of intent for two new Boeing 737-300s with scheduled deliveries in November and December 1998. The Company plans to add service to Atlanta, Georgia, Dallas/Fort Worth, Texas and Las Vegas, Nevada in mid-December 1998 with the addition of these two aircraft.

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

Results of Operations

       The Company had net income of $10,303,000 or $0.71 per diluted share for the six months ended September 30, 1998 as compared to a net loss of $4,135,000 or $0.46 per share for the six months ended September 30, 1997. The Company had net income of $9,869,000 or $0.64 per diluted share for the three months ended September 30, 1998 as compared to a net loss of $2,048,000 or $0.23 per share for the three months ended September 30, 1997. During the three and six months ended September 30, 1998 as compared to the prior comparable period, the Company experienced higher fares as a result of increases in business travelers, decreased competition as a result of the demise of Western Pacific, and an increase in the average length of haul and stage length. During the three months ended September 30, 1998 the Company also experienced higher average fares in certain of its markets as a result of accommodating Northwest Airlines passengers while that carrier experienced a pilot strike during a portion of August and September 1998. The Company's cost per ASM declined to 7.76(cents) during the six months ended September 30, 1998 from 8.55(cents) for the prior comparable period, principally as a result of a reduction in fuel prices and improved operating efficiencies and economies of scale as the Company's fixed costs were spread across a larger base of operations.

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

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the six months ended September 30, 1998, the Company's break-even load factor was 56.2% compared to the passenger load factor achieved of 62.9%. For the six months ended September 30, 1997, the Company's break-even load factor was 62.8% compared to the achieved passenger load factor of 59.3%. The Company's break-even load factor decreased from the prior comparable period largely as a result of an increase in its average fare to $117 during the six months ended September 30, 1998 from $96 during the six months ended September 30, 1997 and a decrease in its expense per ASM to 7.76(cents) for the six months ended September 30, 1998 from 8.55(cents) for the six months ended September 30, 1997.

       The following table sets forth certain quarterly financial and operating data regarding the Company for the fifteen months of operations ended September 30, 1998.


                                                    Selected Financial and Operating Data

                                                                 Quarter Ended
                            ----------------------------------------------------------------------------------

                             September 30,     December 31,      March 31,        June 30,      September 30,
                                 1997             1997             1998             1998            1998

Passenger revenue              $36,021,000      $31,922,000     $40,454,000      $41,561,000      $55,502,000
Revenue passengers carried         347,000          301,000         370,000          368,000          420,000
Revenue passenger
    miles (RPMs)(1)            282,190,000      259,443,000     328,309,000      337,555,000      387,810,000
Available seat miles
  (ASMs)(2)                    490,810,000      524,686,000     575,294,000      544,557,000      609,111,000
Passenger load factor(3)             57.5%            49.4%           57.1%            62.0%            63.7%
Break-even load factor(4)            60.8%            67.3%           60.0%            61.3%            52.3%
Block hours(5)                      10,507           11,059          12,114           11,255           12,543
Average daily block hour
  utilization(6)                      9.89            10.52           10.30            10.27            10.27
Yield per RPM (cents)(7)             12.76            12.30           12.32            12.31            14.31
Total yield per RPM
(cents)(8)                           13.33            12.75           12.76            12.71            14.66
Total yield per ASM
(cents)(9)                            7.66             6.31            7.28             7.88             9.33
Expense per ASM (cents)               8.12             8.52            7.70             7.80             7.73
Passenger revenue per
  block hour                     $3,428.29        $2,886.52       $3,339.44        $3,692.67        $4,424.94
Average fare(10)                       $99             $101            $105             $108             $125
Average aircraft in fleet             11.8             13.0            13.6             14.0             14.0

Operating income (loss)        ($2,253,000)    ($11,626,000)    ($2,437,000)        $425,000       $9,778,000
Net income (loss)              ($2,048,000)    ($11,519,000)    ($2,092,000)        $434,000       $9,869,000


(1) "Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(2) "Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(3) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(4) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.
(5) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(6) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(7) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(8) "Total yield per RPM" is determined by dividing total revenues by revenue passenger miles.
(9) "Total yield per ASM" is determined by dividing total revenues by available seat miles.
(10) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

The following table provides operating revenues and expenses for the Company expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the three and six months ended September 30, 1998 and 1997.

                               Three Months Ended September 30,            Six Months Ended September 30,
                           ------------------------------------------ -----------------------------------------
                                   1998                  1997                 1998                  1997
                           --------------------  -------------------- --------------------  -------------------
                             Per         %          Per        %         Per        %         Per         %
                            total       of         total      of        total      of        total       of
                             ASM      Revenue       ASM     Revenue      ASM     Revenue      ASM      Revenue


Revenues:
    Passenger                9.11      97.6%        7.34     95.8%       8.41     97.3%       7.77      96.5%
    Cargo                    0.16       1.7%        0.16      2.1%       0.17      2.0%       0.16       2.0%
    Other                    0.06       0.7%        0.16      2.1%       0.06      0.7%       0.12       1.5%
                           ---------  ---------  ---------- --------- ---------- ---------  ---------  --------
Total revenues               9.33     100.0%        7.66    100.0%       8.64    100.0%       8.05     100.0%


Operating expenses:
    Flight operations        3.08      33.0%        3.24     42.2%       3.18     36.7%       3.36      41.7%
    Aircraft and traffic
      servicing              1.39      14.9%        1.56     20.4%       1.35     15.6%       1.61      20.0%
    Maintenance              1.55      16.5%        1.39     18.1%       1.57     18.2%       1.63      20.2%
    Promotion and sales      1.36      14.6%        1.48     19.3%       1.34     15.5%       1.51      18.8%
    General and
      administrative         0.29       3.1%        0.38      5.0%       0.26      3.0%       0.36       4.5%
    Depreciation and
      amortization           0.06       0.7%        0.07      1.0%       0.06      0.7%       0.08       1.0%
                           =========  =========  ========== ========= ========== =========  =========  ========
Total operating expenses     7.73      82.8%        8.12    106.0%       7.76     89.7%       8.55     106.2%
                           =========  =========  ========== ========= ========== =========  =========  ========

Total ASMs (000s)           609,111                490,810            1,153,668              896,205


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

       The Company's average fare for the six months ended September 30, 1998 and 1997 was $117 and $96, respectively. Management believes that the increase in the average fare during the six months ended September 30, 1998 over the prior comparable period was largely a result of the Company's focus on increasing the number of business travelers, decreased competition as a result of the demise of Western Pacific, and an increase in the average length of haul and stage length. The average length of haul increased from 775 miles for the six months ended September 30, 1997 to 920 miles for the six months ended September 30, 1998. The Company also experienced higher average fares in certain of its markets as a result of accommodating Northwest Airlines passengers during that carrier's pilot strike during a portion of August and September 1998. Effective October 1, 1997, the U.S. Congress reduced the 10% excise tax to 9%, but added a per-flight-segment fee of $1 on domestic flights. The tax decreased to 8% October 1, 1998 and decreases to 7.5% on October 1, 1999. The per-flight-segment fee increased to $2 effective October 1, 1998, increases to $2.25 effective October 1, 1999 and thereafter increases in annual amounts of 25 cents until it reaches $3 effective October 1, 2002.

       Passenger Revenues. Passenger revenues totaled $97,063,000 for the six months ended September 30, 1998 compared to $69,643,000 for the six months ended September 30, 1997, or an increase of 39.4%. The number of revenue passengers carried was 788,000 for the six months ended September 30, 1998 compared to 686,000 for the six months ended September 30, 1997 or an increase of 14.9%. The Company had an average of 14 aircraft in its fleet during the six months ended June 30, 1998 compared to an average of 11.4 aircraft during the six months ended September 30, 1997, an increase of 22.8%, and an increase in ASMs of 257,463,000 or 28.7%.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $1,972,000 and $1,411,000 for the six months ended September 30, 1998 and 1997, respectively, representing 2% of total operating revenues and an increase of 39.8%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $706,000 and $1,116,000 or .7% and 1.5% of total operating revenues for each of the six months ended September 30, 1998 and 1997, respectively. Other revenues were higher during the six months ended September 30, 1997 as a result of ticket handling fees associated with the code share agreement with Western Pacific. Ticket handling fees are earned by the ticketing airline to offset ticketing costs incurred on segments ticketed on the flight operated by the Company's code share partner. The Company recognized approximately $539,000 in ticket handling fees associated with its code share agreement with Western Pacific during the months of August and September 1997. The costs which offset this revenue are included in sales and promotion expenses.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses were $89,538,000 and $76,661,000 for the six months ended September 30, 1998 and 1997 and represented 89.7% of and 106.2% of revenue, respectively. Operating expenses decreased as a percentage of revenue during the six months ended September 30, 1998 as the Company experienced a significant reduction in fuel prices and improved operating efficiencies and economies of scale as the Company's fixed costs were spread across a larger base of operations.

       Flight Operations. Flight operations expenses of $36,632,000 and $30,131,000 were 36.7% and 41.7% of total revenue for the six months ended September 30, 1998 and 1997, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $10,807,000 for 18,621,000 gallons used and $11,425,000 for 15,486,000 gallons used resulted in an average fuel cost of 58(cents) and 74(cents) per gallon and represented 29.5% and 37.9% of total flight operations expenses for the six months ended September 30, 1998 and 1997, respectively. The average fuel cost per gallon decreased for the six months ended September 30, 1998 from the comparable prior period due to an overall decrease in the cost of fuel. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for the six months ended September 30, 1998 and 1997 averaged 782 and 790 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft and an increase in the average stage length.

       Aircraft lease expenses totaled $15,181,000 (15.2% of total revenue) and $10,329,000 (14.3% of total revenue) for the six months ended September 30, 1998 and 1997, respectively, or an increase of 47%. The increase is largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet and partially attributable to the increase in the average number of aircraft to 14 from 11.4, or 22.8%, for the six months ended September 30, 1998 and 1997, respectively.

Aircraft insurance expenses totaled $1,235,000 (1.2% of total revenue) for the six months ended September 30, 1998 offset by a profit commission of $153,000 for the policy period ended June 6, 1998. The profit commission was earned because the Company had no aircraft hull insurance claims during the 1997-1998 policy year. Aircraft insurance expenses for the six months ended September 30, 1997 were $1,300,000 (1.8% of total revenue). Aircraft insurance expenses decreased as a percentage of revenue as a result of competitive pricing in the aircraft insurance industry, the Company's favorable experience rating since it began flight operations in July 1994 and economies of scale due to the increase in fleet size. For the policy period June 7, 1998 to June 6, 1999, the Company has reduced its aircraft insurance rates by approximately 44.8% or an estimated annual savings of $1,787,000 at its present fleet levels.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $4,787,000 and $4,132,000 or 4.9% and 5.9% of passenger revenue for each of the six months ended September 30, 1998 and 1997, or an increase of 13.7%. Pilot and flight attendant compensation increased principally as a result of a 22.8% increase in the average number of aircraft in service and an increase of 21.5% in block hours. Pilot and flight attendant salaries decreased as a percentage of passenger revenue because the Company did not add additional aircraft during the six months ended September 30, 1998. The Company pays pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during that period to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $15,292,000 and $14,448,000 (an increase of 5.8%) for the six months ended September 30, 1998 and 1997, respectively, and represented 15.6% and 20.0% of total revenue. These include all expenses incurred at airports served by the Company, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the six months ended September 30, 1998 over the six months ended September 30, 1997 as a result of the Company's rental costs (in particular, the gate rentals at DIA and other cities where the Company added additional frequencies), which are largely fixed costs, remaining relatively constant as compared to the increase in revenue. Aircraft and traffic servicing expenses will increase with the addition of new cities to the Company's route system; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

       Maintenance. Maintenance expenses of $18,138,000 and $14,554,000 were 18.2% and 20.2% of total revenue for the six months ended September 30, 1998 and 1997, respectively. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense is accrued monthly. Maintenance cost per block hour was $762 and $743 per block hour for the six months ended September 30, 1998 and 1997, respectively. Maintenance costs per block hour increased as a result of corrosion inspections on the Company's Boeing 737-200s and revisions in airframe and engine overhaul estimates offset by lower maintenance costs on the four new aircraft added to the Company's fleet during the past year and the fixed rental cost of the hangar facility being spread over a larger aircraft fleet. The newer aircraft require fewer routine repairs and are generally covered by a warranty period of approximately up to three years on standard Boeing components. Management believes that these costs will continue to normalize as additional aircraft are added to the fleet.

       Promotion and Sales. Promotion and sales expenses totaled $15,423,000 and $13,556,000 and were 15.5% and 18.8% of total revenue for the six months ended September 30, 1998 and 1997, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. The Company's promotion and sales expenses for the six months ended September 30, 1997 included expenses as a result of the code share agreement with Western Pacific, under which the Company incurred additional communications, computer reservation, and interline service charges and handling fees for the code share agreement. These expenses were offset, in part, by interline handling fees earned which are included in other revenues. The Company did not have any code share agreements during the six months ended September 30, 1998 that had as large of an impact on its expenses as the code share agreement with Western Pacific. Promotion and sales expenses decreased as a percentage of revenue for the six months ended September 30, 1998 over the prior comparable period largely as a result of the increase in revenue.

       Promotion and sales expenses per passenger decreased to $19.56 from $19.76 for the six months ended September 30, 1997, as a result of the elimination of expenses related to the code share agreement with Western Pacific offset by increased reservation costs and an increase in credit card fees. The costs of reservation expenses increased as a result of outsourcing part of the Company's reservations requirements. These increased costs were offset by a decrease in travel agency commissions. During the month of April 1998, the Company reduced travel agency commissions to 8% from 10% matching an 8%
commission instituted by the Company's competitors in the fall of 1997. Additionally, the Company's direct sales, which are not subject to commissions, increased as a percentage of passenger revenue. Travel agency commissions and interline service charges and handling fees, as a percentage of passenger revenue, before non-revenue passengers, administrative fees and breakage (revenue from expired tickets), decreased to 5.5% for the six months ended September 30, 1998 from 7.4% for the six months ended September 30, 1997.

       Advertising expenses of $1,836,000 were 1.9% of passenger revenue for the six months ended September 30, 1998, compared to $1,237,000 or 1.8% of passenger revenue for the six months ended September 30, 1997. During the six months ended September 30, 1997, the Company's advertising expenses were less than the six months ended September 30, 1998 because of the code share agreement with Western Pacific that was in effect during the six months ended September 30, 1997. The Company received benefits from the advertising that Western Pacific did, that it was able to reduce its level of advertising and related expenses.

       General and Administrative. General and administrative expenses for the six months ended September 30, 1998 and 1997 totaling $3,037,000 and $3,251,000 were 3.0% and 4.5% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. During the six months ended September 30, 1998, the Company relieved approximately $240,000 of its employee health insurance liability which was determined to be overfunded with a corresponding credit to general and administrative expenses. Without this adjustment, general and administrative expenses would have been approximately $3,277,000 or 3.3% of revenue. Included in general and administrative expenses during the six months ended September 30, 1997 were unusual expenses of approximately $500,000 associated with the terminated Merger Agreement with Western Pacific.

       Depreciation and Amortization. Depreciation and amortization expenses of $716,000 and $721,000 were approximately .7% and 1% of total revenue for the six months ended September 30, 1998 and 1997, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

       Nonoperating Income (Expense). Net nonoperating income totaled $101,000 for the six months ended September 30, 1998 compared to $357,000 for the six months ended September 30, 1997. Interest income increased from $380,000 to $620,000 during the six months ended September 30, 1998 from the prior comparable period due to an increase in cash balances as a result of the sale of common stock in April 1998 and an increase in cash from operating activities. Interest income was offset by interest expense of $458,000 during the six months ended September 30, 1998. In December 1997, the Company sold $5,000,000 of 10% senior notes. In connection with this transaction, the Company issued the lender warrants to purchase 1,750,000 shares of common stock. Interest expense paid in cash and the accretion of the warrants and deferred loan expenses totaled $380,000 during the six months ended September 30, 1998.

       Income Tax Expense: The Company has substantial net operating loss carryforwards (NOL's) available to offset future taxable income, however a portion of these NOL's could be subject to Internal Revenue Code Section 382 annual limitations. Additionally, alternative minimum tax rules could limit the Company's ability to utilize a portion of the NOL's each year and could result in alternative minimum tax expense.

       Expenses per ASM. The Company's expenses per ASM for the six months ended September 30, 1998 and 1997 were 7.76(cents) and 8.55(cents), respectively, or a decrease of 9.2%. Expenses per ASM decreased from the prior comparable period as a result of economies of scale as fixed costs were spread across a larger base of operations, a decrease in fuel prices, and the average ASMs per aircraft having increased as the Company added aircraft with greater seating capacity as compared to earlier fleet additions. Expenses per ASM are influenced to a degree by the amount of aircraft utilization and by the seating configuration. For example, with the 108 seat all coach seating configuration selected by the Company on five of its Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers. The Company's average seats per aircraft for the six months ended September 30, 1998 were 124 as compared to 121 seats per aircraft for the six months ended September 30, 1997.

Liquidity and Capital Resources

       The Company's balance sheet reflected cash and cash equivalents of $23,824,000 at September 30, 1998 and $3,641,000 at March 31, 1998. At September
30, 1998, total current assets were $56,493,000 as compared to $49,690,000 of total current liabilities, resulting in working capital of $6,803,000. At March 31, 1998, total current assets were $33,999,000 as compared to $50,324,000 of total current liabilities, resulting in a working capital deficit of $16,325,000. The Company had a working capital deficit of $6,063,000 at September 30, 1997. The Company's present working capital is largely a result of the sale in April 1998 of 4,363,001 shares of the Company's common stock with net proceeds to the Company totaling approximately $13,677,000 combined with cash flows from operating activities during the six months ended September 30, 1998.

       Cash provided by operating activities for the six months ended September 30, 1998 was $8,233,000. This is attributable to the Company's net income for the period, a decrease in receivables and increases in other accrued expenses and accrued maintenance expenses, offset by increases in security, maintenance and other deposits and prepaid expenses and other assets, and decreases in accounts payable and air traffic liability. Cash provided by operating activities for the six months ended September 30, 1997 was $7,828,000. This was largely attributable to an increase in air traffic liability, accrued expenses and accrued maintenance expenses, offset by increases in trade receivables, security, maintenance and other deposits, prepaid expenses, and the Company's net loss for the period.

       The large increase in cash and cash equivalents and corresponding large increase in air traffic liability during the six months ended September 30, 1997 was a result of the code share agreement with Western Pacific. If a ticket for travel on another airline is ticketed on the Company's ticket stock designated by the other airline's code, the Company receives the cash for the sale and records a corresponding liability until the passenger has traveled. Upon providing the service, the airline that carries the passenger can invoice the ticketing carrier. The payment on the invoice is made the following month. During the month of October 1997, Western Pacific and the Company invoiced and paid one another for travel services provided during the month of September 1997 totaling $6,949,000 and $1,970,000, respectively, or a net amount of $4,979,000. The air traffic liability was decreased by the corresponding amount paid to Western Pacific.

       Cash used in investing activities for the six months ended September 30, 1998 was $1,543,000. The Company used $1,259,000 for capital expenditures for ground handling equipment, rotable aircraft components and aircraft leasehold costs and improvements. The Company used cash of $284,000 for initial lease acquisition security deposits for the Boeing 737-200 aircraft to be delivered in October 1998. Cash used in investing activities for the six months ended September 30, 1997 was $1,945,000, largely a result of capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements for aircraft delivered in May 1997, August and September 1997. Additionally, the Company secured the aircraft delivered in August 1997 with a letter of credit totaling $750,000. In turn the Company received $325,000 from the aircraft lessor that was previously on deposit to secure this aircraft. The Company's restricted investments increased $750,000 to collateralize the letter of credit.

       Cash provided by financing activities for the six months ended September 30, 1998 and 1997 was $13,493,000 and $484,000, respectively. During the six months ended September 30, 1998, the Company sold 4,363,001 shares of its common stock through a private placement to an institutional investor. Gross proceeds to the Company from the transaction were approximately $14,180,000, of which the Company received net proceeds of approximately $13,677,000. The Company issued a warrant to this investor to purchase 716,929 shares of common stock of the Company at a purchase price of $3.75 per share. This warrant expires in April 2002. During the six months ended September 30, 1997, the Company received $396,000 from the exercise of common stock options.

       Five of the Company's Boeing 737-200 aircraft are leased under operating leases that originally expired in 1997. The leases provide for up to two renewal terms of two years each with no increase in basic rent. The Company renewed the leases for the first two-year renewal period and these leases now expire in 1999. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $3,521,000, respectively, at September 30, 1998. These aircraft are not compliant with FAA Stage 3 noise regulations. As their leases expire in 1999 the Company plans to replace these aircraft with Stage 3 compliant aircraft. There can be no assurances that the Company will be successful in replacing any or all of these aircraft. Management believes that the replacement aircraft, if any, will be newer, larger aircraft with higher monthly rental costs.

       The Company in November 1995 leased two Boeing 737-300 aircraft under operating leases that expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $3,235,000, respectively, at September 30, 1998. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's common stock at an aggregate purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

       In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases that expire in the year 2001. In November 1997, the Company renegotiated one of these leases extending the lease term by one year to 2002 in return for a slight reduction in the monthly rental payment. The Company was required to make security deposits for these aircraft totaling $858,000. Commencing July 1996, the Company was required to make monthly deposits for maintenance of these leased aircraft. At September 30, 1998, these deposits totaled $2,156,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's common stock at an aggregate purchase price of $503,300 per warrant.

       In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company was required to secure the aircraft lease with a letter of credit totaling $600,000. The Company is also required to make monthly cash deposits for maintenance of this aircraft. As of September 30, 1998, the Company had made maintenance deposits associated with this leased aircraft totaling $1,878,000.

       During the year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft. The Company took delivery of these aircraft in May, August and September 1997 and in February 1998. In connection with the Boeing 737-300 aircraft delivered in September 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of common stock at an aggregate purchase price of $385,000. As of September 30, 1998, the Company had made cash security deposits totaling $1,616,000 with respect to these aircraft. During the year ended March 31, 1998, the Company secured lease obligations for two of these aircraft with letters of credit totaling $1,500,000 and, in turn, $650,000 of cash security deposits was returned to the Company. The Company's restricted cash increased by $1,500,000 to collateralize the letters of credit. Two of the four leases have seven year terms, and two have eight year terms, in each case from date of delivery. Two of the four leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs. As of September 30, 1998, the Company had maintenance deposits associated with these aircraft totaling $4,583,000.

       In October 1998, the Company took delivery of a leased Boeing 737-200 advanced aircraft. The lease term for this aircraft is seven years from date of delivery. The Company has made cash security deposits totaling $284,000 to secure the aircraft lease. The Company is also required to make monthly cash deposits for maintenance of this aircraft commencing in November 1998.

       During October 1998, the Company executed two letters of intent with two different lessors for two additional new Boeing 737-300 aircraft with scheduled deliveries in November 1998 and December 1998. The first aircraft has a 40 month lease term from date of delivery with an option to extend the lease term for an additional 12 months. The second aircraft lease term expires on April 15, 2000, and may be extended to October 31, 2000 at the lessor's option. The Company is required to secure these aircraft with cash or letters of credit totaling
$1,120,000. The Company is also required to make monthly cash deposits for maintenance of these aircraft commencing in January 1999. The addition of these two aircraft in 1998 will permit the Company's then 17 aircraft fleet to be in compliance with Stage 3 noise level requirements until January 1, 2000.

        Management is continuing to take steps designed to improve the Company's operating performance. Effective in January 1997, the Company introduced electronic ticketing. Passengers who call the Company directly are provided the option of receiving a paper ticket or a confirmation number in lieu of a paper ticket. Electronic ticketing decreases certain costs including postage and handling costs, ticket stock, and reduced revenue accounting fees. The Company also has implemented and maintains a booking capability on its Internet site.

       The Company is exploring various means to increase revenues and reduce expenses. The Company has performed ad hoc charters and will consider them in the future depending on the availability of its fleet. The Company is considering revenue enhancement initiatives with new marketing alliances. Expense reduction programs include the installation of an upgraded flight operations, maintenance, and parts inventory management information system which will be installed by the end of the fiscal year ending March 31, 1999. Other potential cost savings programs include an in-house revenue accounting system and conducting certain heavy maintenance checks in-house.

       The Company  began its own ground  handling  operations  at DIA effective
September 1, 1998, a function which had been provided by an independent contractor. Ground handling equipment required by the Company to perform these operations internally necessitated capital expenditures of approximately $850,000.

       The Company's sublease with Continental Airlines for terminal gates and other related space at DIA expires in March 2000. If DIA is unsuccessful in reallocating the cost of the inoperative automated baggage system on Concourse A, which is presently subsidized by Continental Airlines, the Company's operating costs to cover the additional cost associated with this system would increase materially. The Company's present fixed monthly rate under the terms of the sublease with Continental would change to a per passenger fee.

       The Company has a contract with a credit card processor that requires the Company to provide a letter of credit to match the total amount of air traffic liability associated with credit card customers if the Company does not meet certain financial covenants and if the credit card processor requests that the collateral be increased. As of September 30, 1998, the Company did not meet the financial covenant requirements. In November 1997, the credit card processor required an increase in the collateral amount from its present level of $2,000,000 to $4,000,000, which increased the Company's current restricted investment balance accordingly. As of November 9, 1998, the Company could be required to increase the collateral amount to $6,183,000. Given the Company's improved financial results, management is negotiating with the credit card processor to reduce the collateral amount although there can be no assurance that the Company will be able to reduce the collateral amount required.

       The Company's goal is to continue to lease additional aircraft to serve additional cities from Denver. The Company is adding routes to Atlanta, Georgia, Dallas/Ft. Worth, Texas and Las Vegas, Nevada effective December 17, 1998. The Company believes that expanding its route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. The expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in new markets, and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business, and competition within the airline industry which often requires quick reaction by management to changes in market conditions, the Company may require additional capital to further expand its business.

       In February 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver and Phoenix, Arizona, and in October 1997 such service to Salt Lake City was added by United. These are both markets in which the Company provides service, in addition to other markets where United Airlines provides flights. The Company also plans to commence service between Denver and Las Vegas in December 1998, another market in which United provides service with United "Shuttle". This additional competition, as well as other competitive activities by United and other carriers, have had and could continue to have a material adverse effect on the Company's revenues and results of operations.

       The Company has incurred substantial operating losses since its inception. In addition, the Company has substantial contractual commitments for leasing and maintaining aircraft. The Company believes that its existing cash balances coupled with improved operating results will be adequate to fund the Company's operations at least through March 31, 1999. There can be no assurances however, that the Company will be successful in achieving profitable operating results in fiscal 1999, and the Company could be required to obtain additional capital or other financing to fund its operations.

Year 2000 Compliance

       Background. Older computers were programmed to use a two-digit code for the date entry rather than a four-digit code. For example, the date November 17, 1970 would be entered as "11/17/70" rather than "11/17/1970." The decision to use two digits instead of four was based largely on cost-reduction considerations and the belief that the code would no longer be used at the millennium. Nevertheless, coding conventions have not changed, and on January 1, 2000, computers may read the digits "00" as denoting the year 1900 rather than 2000. At the least, this could result in massive quantities of incorrect data. At worst, it could result in the total or partial failure of time sensitive computer systems and software.

       The Company's Year 2000 Issues. The Company began operations in July 1994, and its operations depend predominantly on third party computer systems. Because of the Company's limited resources during its start-up, the most cost effective way to establish its computer systems was to outsource or to use manual systems. Internal systems developed and any software acquired are limited and were designed or purchased with the Year 2000 taken into consideration.

       The Company has designated an employee  committee that is responsible for
(1) identifying and assessing Year 2000 issues, (2) modifying, upgrading or replacing computer systems, (3) testing internal and third party systems and,
(4) developing contingency plans in the event that a system or systems fail. This committee periodically reports to management regarding progress being made in addressing the Year 2000 issue. Management, in turn, periodically reports to the Board of Directors on the issue.

       The Company relies on third parties which provide goods and services which are imperative to the Company's operations including, but not limited to, the U.S. Federal Aviation Administration, the U.S. Department of Transportation, local airport authorities including DIA, utilities, communication providers, and fuel suppliers. The Company is reviewing, and has initiated formal communications with, these third party service providers to determine their Year 2000 readiness, the extent to which the Company is vulnerable to any failure by such third parties to remediate their Year 2000 problems and to resolve such issues to the extent practicable.

       Although the Company is primarily in the identification and assessment phase of its Year 2000 project, some systems are in the modification and testing phases. These include the customer reservations and ticketing system and the credit card processing system that is interfaced with the reservations and ticketing system. These systems are outsourced and the costs of modifying and testing these systems are being absorbed by the third party provider. The Company's general accounting and payroll systems are being upgraded to new versions that are Year 2000 compliant at an insignificant cost to the Company. The Company's crew and dispatch training records, aircraft maintenance records and inventory control are in the process of automating from manual systems to computer systems that are Year 2000 compliant. The Boeing Company has verified that the computer systems on the aircraft type operated by the Company are or will be Year 2000 compliant before the year 2000. The Company plans to complete its identification and assessment phase by December 31, 1998, its modification and testing phases by June 30, 1999, and its contingency plans by October 31, 1999.

       The Company has utilized existing resources and has not incurred any significant costs to implement its Year 2000 project to date. The total remaining cost of the Year 2000 project are expected to be immaterial and will be funded through cash from operations. The costs and the dates on which the Company anticipates it will complete the Year 2000 project are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

       Despite its efforts to address Year 2000 issues, the Company could potentially experience disruptions to some of its operations, including those resulting from non-compliant systems used by third party business and governmental entities. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by third parties upon which the Company's business relies.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

       Not applicable.


                           PART II. OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

              Notes 2 and 3 to the Condensed Financial Statements are incorporated by reference herein. The transactions referenced in those notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) thereof as sales to institutional investors not involving a public offering. No underwriters were involved in such offerings.

Item 4:  Submission of Matters to a Vote of Security Holders

              The annual meeting of shareholders of the Company was held on September 10, 1998, at which a quorum for the transaction of business was present. Three matters were voted upon, as described below.

(a) Members of the Company's Board of Directors elected at the meeting were Samuel D. Addoms, B LaRae Orullian, Paul S. Dempsey, William B. McNamara, D. Dale Browning, Arthur H. Amron and B. Ben Baldanza. The votes cast with respect to each nominee were as follows:

                     12,679,084 "For" Mr. Addoms;              55,590 "Withheld"
                     12,668,683 "For" Ms. Orullian;            65,991 "Withheld"
                     12,680,006 "For" Mr. Dempsey;             54,668 "Withheld"
                     12,657,857 "For" Mr. McNamara;            76,817 "Withheld"
                     12,662,603 "For" Mr. Browning;            72,071 "Withheld"
                     12,665,986 "For" Mr. Amron                78,688 "Withheld"
                     12,635,442 "For" Mr. Baldanza             99,232 "Withheld"

(b) Shareholders voted to ratify an increase in the number of shares available for grant under the Company's 1994 Stock Option Plan from 2,250,000 to 4,250,000. There were 6,660,843 votes "for" this proposal, 564,073 "against", and 63,507 abstentions.

(c) Shareholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending March 31, 1999. There were 12,631,988 votes "for" this proposal, 35,717"against", and 66,969 abstentions.

Item 5:  Other Information

              On October 19, 1998, James B. Upchurch was appointed as a member of the Company's board of directors.

Item 6:       Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       10.34 Aircraft Lease Agreement (MSN 21613) dated as of August 10,1998 between the Company and Interlease Aviation Investors, L.L.C.

                       27.1    Financial Data Schedule

              (b)      Reports on Form 8-K

                       None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FRONTIER AIRLINES, INC.


Date:  November 12, 1998                 By: /s/ Samuel D. Addoms
                                         ---------------------------------------
                                         Samuel D. Addoms, Principal Executive
                                         Officer and Principal Financial Officer


Date:  November 12, 1998                 By: /s/ Elissa A. Potucek
                                         ---------------------------------------
                                         Elissa A. Potucek, Vice President,
                                         Controller, Treasurer and Principal
                                         Accounting Officer