Form 10-Q
period 1998-12-31
FRONTIER AIRLINES INC /CO/
filed 1999-02-12
CIK 921929

- 15 -

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1998


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934


Commission file number:  0-24126



                             FRONTIER AIRLINES, INC.
             (Exact name of registrant as specified in its charter)



         Colorado                                        84-1256945
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)


   12015 E. 46th Avenue, Denver, CO                        80239
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number including area code:  (303) 371-7400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the Company's Common Stock outstanding as of February 10, 1999 was 15,792,814.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                      Page

Item 1.  Financial Information

Financial Statements                                                   1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           6

Item 3:  Quantitative and Qualitative Disclosures About Market Risk   17




                           PART II. OTHER INFORMATION

Item 5.  Other Information                                            17

Item 6.  Exhibits and Reports on Form 8-K                             17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Condensed Balance Sheets

                                                                                   December 31,       March 31,
                                                                                       1998              1998
                                                                                  ---------------   ---------------
                                                                                   (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                        $25,322,423       $ 3,641,395
    Restricted investments                                                             4,000,000         4,000,000
    Trade receivables, net of allowance for doubtful accounts of $191,834
      and $139,096 at December 31, 1998 and March 31, 1998                            10,164,432        11,661,323
    Maintenance deposits                                                              12,025,502         9,307,723
    Prepaid expenses and other assets                                                  6,796,423         3,843,694
    Inventories                                                                        1,192,077         1,164,310
    Deferred lease expenses                                                              380,975           380,975
                                                                                  ---------------   ---------------
            Total current assets                                                      59,881,832        33,999,420

Security, maintenance and other deposits                                              10,289,233         7,633,143
Property and equipment, net                                                            6,900,406         5,579,019
Deferred lease and other expenses                                                        494,697           780,429
Restricted investments                                                                 4,555,332         2,606,459
                                                                                  ===============   ===============
                                                                                     $82,121,500      $ 50,598,470
                                                                                  ===============   ===============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                 $ 9,842,383      $ 13,664,750
    Air traffic liability                                                             20,301,758        18,910,441
    Other accrued expenses                                                             5,357,643         5,157,640
    Accrued maintenance expense                                                       15,987,605        12,537,228
    Note payable                                                                          61,006          -
    Current portion of obligations under capital leases                                   49,837            54,346
                                                                                  ---------------   ---------------
            Total current liabilities                                                 51,600,232        50,324,405

Senior secured notes payable                                                             814,019         3,468,138
Accrued maintenance expense                                                            4,955,805         2,381,354
Obligations under capital leases, excluding current portion                              102,605            97,757
                                                                                  ---------------   ---------------
            Total liabilities                                                         57,472,661        56,271,654
                                                                                  ---------------   ---------------

Stockholders' equity
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued and outstanding                                                     -                 -
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 15,316,444 and 9,253,563 shares
        issued and outstanding at December 31, 1998 and March 31, 1998                    15,316             9,253
    Additional paid-in capital                                                        55,507,746        37,954,584
    Accumulated deficit                                                              (30,874,223)      (43,637,021)
                                                                                  ---------------   ---------------
            Total stockholders' equity                                                24,648,839        (5,673,184)
                                                                                  ---------------   ---------------
                                                                                     $82,121,500      $ 50,598,470
                                                                                  ===============   ===============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Condensed Statements of Operations
(Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                December 31,     December 31,      December 31,      December 31,
                                                    1998             1997              1998              1997
                                                --------------  ----------------  ---------------   ---------------

Revenues:
    Passenger                                    $ 49,112,767      $ 31,921,525     $146,175,655     $ 101,564,403
    Cargo                                           1,279,175           596,736        3,250,994         2,008,154
    Other                                             301,646           569,822        1,007,405         1,685,318
                                                --------------  ----------------  ---------------   ---------------

            Total revenues                         50,693,588        33,088,083      150,434,054       105,257,875
                                                --------------  ----------------  ---------------   ---------------

Operating expenses:
    Flight operations                              19,894,445        17,866,945       56,526,799        47,998,124
    Aircraft and traffic servicing                  8,584,155         8,376,494       24,175,968        22,824,452
    Maintenance                                     9,178,653         9,052,299       27,317,001        23,606,405
    Promotion and sales                             8,365,827         7,481,557       23,788,720        21,037,834
    General and administrative                      1,989,114         1,503,212        5,025,693         4,753,969
    Depreciation and amortization                     438,380           433,350        1,154,354         1,154,469
                                                --------------  ----------------  ---------------   ---------------

            Total operating expenses               48,450,574        44,713,857      137,988,535       121,375,253
                                                --------------  ----------------  ---------------   ---------------

            Operating income (loss)                 2,243,014       (11,625,774)      12,445,519       (16,117,378)
                                                --------------  ----------------  ---------------   ---------------

Nonoperating income (expense):
    Interest income                                   422,217           200,604        1,042,189           580,935
    Interest expense                                 (203,789)          (62,345)        (661,870)          (72,561)
    Other, net                                         (1,911)          (31,753)         (63,040)          (45,180)
                                                --------------  ----------------  ---------------   ---------------

            Total nonoperating income, net            216,517           106,506          317,279           463,194
                                                --------------  ----------------  ---------------   ---------------

Net income (loss)                                 $ 2,459,531      $(11,519,268)     $12,762,798      $(15,654,184)
                                                ==============  ================  ===============   ===============

Earnings (loss) per share:
            Basic                                   $    0.17        $    (1.25)       $    0.93        $    (1.73)
                                                ==============  ================  ===============   ===============
            Diluted                                 $    0.15        $    (1.25)       $    0.86        $    (1.73)
                                                ==============  ================  ===============   ===============

Weighted average shares of
  common stock outstanding                         14,697,983         9,228,313       13,726,675         9,048,926
                                                ==============  ================  ===============   ===============

Weighted average shares of common stock and
  common stock equivalents outstanding             16,117,426         9,228,313       14,875,968         9,048,926
                                                ==============  ================  ===============   ===============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 1998 and 1997
(Unaudited)

                                                                                       1998              1997
                                                                                  ---------------   ---------------
Cash flows from operating activities:
    Net income (loss)                                                                $12,762,798      $(15,654,184)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Employee stock option plan compensation expense                              645,750               -
            Depreciation and amortization                                              1,640,062         1,386,633
            Loss on sale of equipment                                                      6,793               -
            Changes in operating assets and liabilities:
                Restricted investments                                                  (828,873)       (2,250,266)
                Trade receivables                                                      1,496,891          (836,136)
                Security, maintenance and other deposits                              (5,089,869)       (3,383,149)
                Prepaid expenses and other assets                                     (2,952,729)       (1,890,180)
                Inventories                                                              (27,767)         (207,753)
                Note receivable                                                              -              11,741
                Accounts payable                                                      (3,822,367)        2,337,583
                Air traffic liability                                                  1,391,317         3,980,925
                Other accrued expenses                                                   200,003           807,672
                Accrued maintenance expense                                            6,024,828         5,777,719
                                                                                  ---------------   ---------------
                     Net cash provided (used) by operating activities                 11,446,837        (9,919,395)
                                                                                  ---------------   ---------------

Cash flows used by investing activities:
    Aircraft lease deposits                                                             (284,000)          207,500
    Increase in restricted investments                                                (1,120,000)       (1,500,000)
    Capital expenditures                                                              (2,447,096)       (1,584,240)
                                                                                  ---------------   ---------------
                     Net cash used by investing activities                            (3,851,096)       (2,876,740)
                                                                                  ---------------   ---------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                        14,064,381           415,357
    Proceeds from sales of senior secured notes including warrants                                       5,000,000
    Proceeds from short-term borrowings                                                  179,664           170,318
    Principal payments on short-term borrowings                                         (118,658)         (122,176)
    Principal payments on obligations under capital leases                               (40,100)          (26,787)
                                                                                  ---------------   ---------------
                    Net cash provided by financing activities                         14,085,287         5,436,712
                                                                                  ---------------   ---------------

                    Net increase (decrease) in cash and cash equivalents              21,681,028        (7,359,423)

Cash and cash equivalents, beginning of period                                         3,641,395        10,286,453
                                                                                  ---------------   ---------------

Cash and cash equivalents, end of period                                             $25,322,423       $ 2,927,030
                                                                                  ===============   ===============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Condensed Financial Statements
December 31, 1998


(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 1998 and 1997 are not necessarily indicative of the results that will be realized for the full year.

(2)  Senior Secured Notes Payable

     In December 1997, the Company sold $5,000,000 of 10% senior secured notes to Wexford Management LLC ("Wexford"). The notes were due and payable in full on December 15, 2001 with interest payable quarterly in arrears. The notes were secured by substantially all of the assets of the Company. The Wexford agreement contained restrictions primarily related to liens on assets and required prior written consent for expenditures outside the ordinary course of business. In connection with this transaction, the Company issued Wexford warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share. The Company determined the value of the warrants to be $1,645,434 and recorded the value as equity in additional paid-in capital. The balance of the notes were to be accreted to its face value over the term of the notes and included as interest expense. The effective interest rate on the notes was approximately 18.2% including the value of the warrants. (See Note 5.)

     During the nine months ended December 31, 1998, Wexford exercised warrants to purchase 1,369,880 shares of Common Stock with proceeds to the Company totaling $4,109,640. Under the terms of the agreement, Wexford elected to tender debt for the warrant exercise price first by application of accrued unpaid interest and the remainder by reducing the principal balance of the notes. As a result, $3,912,951 of the principal balance of the notes was tendered during the nine months ended December 31, 1998.

(3)  Common Stock

     In April 1998, the Company sold 4,363,001 shares of its Common Stock, through a private placement to an institutional investor. Gross proceeds to the Company from the transaction were $14,179,753, of which the Company received net proceeds of approximately $13,650,000. The Company issued a warrant to this investor to purchase 716,929 shares of Common Stock of the Company at a purchase price of $3.75 per share, which warrant expires in April 2002.

(4)  Income Tax Expense

     The Company's income tax expense was zero for the three and nine months ended December 31, 1998. The current income tax expense for these periods was offset by a reduction in the Company's valuation allowance for deferred tax assets, a result of the Company's ability to utilize previously reserved for net operating loss carryforwards.

(5)  Subsequent Event

     In January 1999, Wexford,  the holder of the senior secured notes (see Note
     2), exercised an additional 49,000 warrants with proceeds to the Company totaling $147,000. Under the terms of the agreement, Wexford elected to tender debt for the warrant exercise price first by application of accrued unpaid interest and the remainder by reducing the principal balance of the notes. As a result, an additional $145,208 of the principal balance of the notes was tendered. In January 1999, the Company paid the remaining balance of the note in full which totaled $941,841, thereby terminating all of Wexford's security interests in the Company's assets. Wexford had warrants to purchase 331,120 shares of Common Stock outstanding as of the date the notes were paid. As of February 10, 1999, subsequent to the pay-off of the notes, Wexford exercised warrants to purchase 261,120 additional shares of Common Stock with total proceeds to the Company of $783,360.

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

General

       The Company is a low-fare, full-service commercial airline based in Denver, Colorado. The Company currently operates routes linking its Denver hub to 18 cities in 14 states spanning the nation from coast to coast. The Company's current route system extends from Denver to Los Angeles, San Francisco and San Diego, California; Chicago and Bloomington/Normal, Illinois; Boston, Massachusetts; Baltimore, Maryland; Seattle/Tacoma, Washington; Phoenix, Arizona; Minneapolis/St. Paul, Minnesota; Salt Lake City, Utah; Omaha, Nebraska; Albuquerque, New Mexico, New York (LaGuardia), New York; El Paso and Dallas/Ft. Worth, Texas; Atlanta, Georgia; and Las Vegas, Nevada. At present, the Company utilizes approximately six gates at Denver International Airport ("DIA") for approximately 83 daily flight departures and arrivals.

       Organized in February 1994, the Company commenced flight operations in July 1994 with two leased Boeing 737-200 jet aircraft. It has since expanded its fleet to 17 leased jets as of December 1998, including eight Boeing 737-200s and nine larger Boeing 737-300s.

       On June 30, 1997, the Company signed an Agreement and Plan of Merger ("the Merger Agreement") providing for the merger (the "Merger") of the Company with Western Pacific Airlines. Pursuant to the Merger Agreement, a "code share" marketing alliance between the Company and Western Pacific went into effect on August 1, 1997, in effect integrating the route networks of the two airlines. On September 29, 1997, both companies mutually agreed to terminate the Merger Agreement and the code-share arrangement. The separation of the two carriers required the Company to implement a costly restructuring of its flight schedule and route system to support a stand-alone operation competing against both Western Pacific and United Airlines, the dominant air carrier at DIA. On October 5, 1997, Western Pacific filed for protection under Chapter 11 of the U.S.
Bankruptcy Code. Western Pacific ceased operations on February 4, 1998. This transaction and the Company's competition with Western Pacific adversely affected the Company's results of operations for the nine months ended December 31, 1997.

Results of Operations

       The Company had net income of $12,763,000 or .86(cent) per diluted share for the nine months ended December 31, 1998 as compared to a net loss of $15,654,000 or 1.73(cent) per share for the nine months ended December 31, 1997. The Company had net income of $2,460,000 or .15(cent) per diluted share for the three months ended December 31, 1998 as compared to a net loss of $11,519,000 or 1.25(cent) per share for the three months ended December 31, 1997. During the three and nine months ended December 31, 1998 as compared to the prior comparable period, the Company experienced higher fares as a result of increases in business travelers, decreased competition as a result of the demise of Western Pacific, and an increase in the average length of haul and stage length. During the nine months ended December 31, 1998, the Company also experienced higher average fares in certain of its markets as a result of accommodating Northwest Airlines passengers during that carrier's pilot strike in August and September 1998. The Company's cost per ASM declined to 7.72(cent) during the nine months ended December 31, 1998 from 8.54(cent) for the prior comparable period, principally as a result of lower fuel prices and improved operating efficiencies and economies of scale as the Company's fixed costs were spread across a larger base of operations.

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

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the nine months ended December 31, 1998, the Company's break-even load factor was 54.4% compared to the passenger load factor achieved of 59.6%. For the nine months ended December 31, 1997, the Company's break-even load factor was 64.3% compared to the achieved passenger load factor of 55.7%. The Company's break-even load factor decreased from the prior comparable period largely as a result of an increase in its average fare to $119 during the nine months ended December 31, 1998 from $98 during the nine months ended December 31, 1997, an increase in its total yield per RPM from 13.31(cent) for the nine months ended December 31, 1997 to 14.14(cent) for the nine months ended December 31, 1998, and a decrease in its expense per ASM to 7.72(cent) for the nine months ended December 31, 1998 from 8.54(cent) for the nine months ended December 31, 1997.

       The following table sets forth certain quarterly financial and operating data regarding the Company for the fifteen months of operations ended December 31, 1998.

                                                 Selected Financial and Operating Data

                                                             Quarter Ended
                           ----------------------------------------------------------------------------------

                             December 31,        March 31,        June 30,      September 30,    December 31,
                                 1997              1998             1998             1998            1998

Passenger revenue             $31,922,000      $40,454,000      $41,561,000      $55,502,000     $49,113,000
Revenue passengers carried        301,000          370,000          368,000          420,000         373,000
Revenue passenger
    miles (RPMs)(1)           259,443,000      328,309,000      337,555,000      387,810,000     338,691,000
Available seat miles
  (ASMs)(2)                   524,686,000      575,294,000      544,557,000      609,111,000     632,754,000
Passenger load factor(3)            49.4%            57.1%            62.0%            63.7%           53.5%
Break-even load factor(4)           67.3%            60.0%            61.3%            52.3%           50.8%
Block hours(5)                     11,059           12,114           11,255           12,543          13,325
Average daily block hour
  utilization(6)                    10.52            10.30            10.27            10.27            9.57
Yield per RPM (cents)(7)            12.30            12.32            12.31            14.31           14.50
Total yield per RPM (cents)(8)
Total yield per ASM (cents)(9)       6.31             7.28             7.88             9.33            8.01
Expense per ASM (cents)              8.52             7.70             7.80             7.73            7.66
Passenger revenue per
  block hour                    $2,886.52        $3,339.44        $3,692.67        $4,424.94       $3,685.78
Average fare(10)                     $101             $105             $108             $125            $124
Average aircraft in fleet            13.0             13.6             14.0             14.0            14.4

Operating income (loss)      ($11,626,000)     ($2,437,000)        $425,000       $9,778,000      $2,243,000
Net income (loss)            ($11,519,000)     ($2,092,000)        $434,000       $9,870,000      $2,460,000
EBITDAR(11)                   ($4,372,000)      $5,318,000       $8,384,000      $17,859,000     $11,126,000
EBITDAR as a % of revenue          (13.2%)           12.7%            19.5%            31.4%           21.9%

(1) "Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(2) "Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(3) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(4) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.
(5) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(6) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(7) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(8) "Total yield per RPM" is determined by dividing total revenues by revenue passenger miles.
(9) "Total yield per ASM" is determined by dividing total revenues by available seat miles.
(10) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(11) "EBITDAR", or " earnings before interest, income taxes, depreciation, amortization and aircraft rentals," is a supplemental financial measurement used by the Company in the evaluation of its business and by many airline industry analysts. However, EBITDAR should only be read in conjunction with all of the Company's financial data summarized above and its financial statements appearing elsewhere herein, and should not be construed as an alternative either to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

The following table provides operating revenues and expenses for the Company expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the three and nine months ended December 31, 1998 and 1997.

                                Three Months ended December 31,             Nine Months Ended December 31,
                            -----------------------------------------  -----------------------------------------
                                  1998                 1997                  1998                 1997
                            -------------------- --------------------  -------------------  --------------------
                              Per         %        Per         %         Per        %          Per         %
                             total        of      total        of       total       of        total       of
                              ASM      Revenue     ASM      Revenue      ASM     Revenue       ASM      Revenue


Revenues:
    Passenger                  9.36       96.9%    6.09        96.5%      8.18      97.2%      7.15       96.5%
    Cargo                       .24        2.5%     .11         1.8%       .18       2.1%       .14        1.9%
    Other                       .06        0.6%     .11         1.7%       .06       0.7%       .12        1.6%
                            ---------  --------- ---------  ---------  --------- ---------  ----------  --------
Total revenues                 9.66      100.0%    6.31       100.0%      8.42     100.0%      7.41      100.0%


Operating expenses:
    Flight operations          3.15       39.3%    3.40        54.0%      3.17      37.5%      3.38       45.6%
    Aircraft and traffic       1.36       16.9%    1.60        25.3%      1.35      16.1%      1.61       21.7%
    servicing
    Maintenance                1.45       18.1%    1.72        27.4%      1.53      18.2%      1.66       22.4%
    Promotion and sales        1.32       16.5%    1.43        22.6%      1.33      15.8%      1.48       20.0%
    General and                 .31        3.9%     .29         4.5%       .28       3.3%       .33        4.5%
    administrative
    Depreciation and            .07        0.9%     .08         1.3%       .06       0.8%       .08        1.1%
    amortization
                            =========  ========= =========  =========  ========= =========  ==========  ========
Total operating expenses       7.66       95.6%    8.52       135.1%      7.72      91.7%      8.54      115.3%
                            =========  ========= =========  =========  ========= =========  ==========  ========

Total ASMs (000s)            632,754              524,686              1,786,422            1,420,891


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

       The Company's average fare for the nine months ended December 31, 1998 and 1997 was $119 and $98, respectively. Management believes that the increase in the average fare during the nine months ended December 31, 1998 over the prior comparable period was largely a result of the Company's focus on increasing the number of business travelers, decreased competition as a result of the demise of Western Pacific, and an increase in the average length of haul and stage length. The average length of haul increased from 802 miles for the nine months ended December 31, 1997 to 916 miles for the nine months ended December 31, 1998. The Company also experienced higher average fares in certain of its markets as a result of accommodating Northwest Airlines passengers during that carrier's pilot strike in August and September 1998.

       Passenger Revenues. Passenger revenues totaled $146,176,000 for the nine months ended December 31, 1998 compared to $101,564,000 for the nine months ended December 31, 1997, or an increase of 43.9%. The number of revenue passengers carried was 1,161,000 for the nine months ended December 31, 1998 compared to 986,000 for the nine months ended December 31, 1997 or an increase of 17.8%. The Company had an average of 14.4 aircraft in its fleet during the nine months ended December 31, 1998 compared to an average of 11.8 aircraft during the nine months ended December 31, 1997, an increase of 22%, and an increase in ASMs of 365,531,000 or 25.7%.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $3,251,000 and $2,008,000 for the nine months ended December 31, 1998 and 1997, respectively, representing 2.1% and 1.9% of total operating revenues, respectively, or an increase of 61.9%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $1,007,000 and $1,685,000 or .7% and 1.6% of total operating revenues for each of the nine months ended December 31, 1998 and 1997, respectively. Other revenues were higher during the nine months ended December 31, 1997 as a result of ticket handling fees associated with the code share agreement with Western Pacific. Ticket handling fees are earned by the ticketing airline to offset ticketing costs incurred on segments ticketed on the flight operated by the Company's code share partner. The Company recognized approximately $857,000 in ticket handling fees associated with its code share agreement with Western Pacific during the nine months ended December 31, 1997. The costs that offset this revenue are included in sales and promotion expenses.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses were $137,989,000 and $121,375,000 for the nine months ended December 31, 1998 and 1997 and represented 91.7% and 115.3% of total revenue, respectively. Operating expenses decreased as a percentage of revenue during the nine months ended December 31, 1998 as the Company experienced significantly lower fuel prices and improved operating efficiencies and economies of scale as the Company's fixed costs were spread across a larger base of operations.

       Flight Operations. Flight operations expenses of $56,527,000 and $47,998,000 were 37.5% and 45.6% of total revenue for the nine months ended December 31, 1998 and 1997, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $16,691,000 for 28,964,000 gallons used and $17,478,000 for 23,918,000 gallons used resulted in an average fuel cost of 57.6(cent) and 73.1(cent) per gallon and represented 29.5% and 36.4% of total flight operations expenses for the nine months ended December 31, 1998 and 1997, respectively. The average fuel cost per gallon decreased for the nine months ended December 31, 1998 from the comparable prior period due to an overall decrease in the cost of fuel. Fuel prices are subject to change weekly as the Company does not purchase supplies in advance for inventory. Fuel consumption for each of the nine months ended December 31, 1998 and 1997 averaged 780 gallons per block hour.

       Aircraft lease expenses totaled $23,387,000 (15.6% of total revenue) and $17,041,000 (16.2% of total revenue) for the nine months ended December 31, 1998 and 1997, respectively, or an increase of 37.2%. The increase is largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet and partially attributable to the increase in the average number of aircraft to 14.4 from 11.8, or 22%, for the nine months ended December 31, 1998 and 1997, respectively.

Aircraft insurance expenses totaled $1,774,000 (1.2% of total revenue) for the nine months ended December 31, 1998 offset by a profit commission of $153,000 for the policy period ended June 6, 1998. The profit commission was earned because the Company had no aircraft hull insurance claims during the 1997-1998 policy year. Aircraft insurance expenses for the nine months ended December 31, 1997 were $2,075,000 (2% of total revenue). Aircraft insurance expenses decreased as a percentage of revenue as a result of competitive pricing in the aircraft insurance industry, the Company's favorable experience rating since it began flight operations in July 1994 and economies of scale due to the increase in fleet size. For the policy period June 7, 1998 to June 6, 1999, the Company reduced its aircraft insurance rates by approximately 44.8% or an estimated annual savings of $1,787,000 at its present fleet levels.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $8,235,000 and $6,948,000 or 5.6% and 6.8% of passenger revenue for each of the nine months ended December 31, 1998 and 1997, or an increase of 8.5%. Pilot and flight attendant compensation increased principally as a result of a 22% increase in the average number of aircraft in service and an increase of 21.1% in block hours. The Company pays pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during that period to appear high in relationship to the average number of aircraft in service. When the Company is not in the process of adding aircraft to its system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, the Company's expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $24,176,000 and $22,825,000 (an increase of 5.9%) for the nine months ended December 31, 1998 and 1997, respectively, and represented 16.1% and 21.7% of total revenue. These include all expenses incurred at airports served by the Company, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the nine months ended December 31, 1998 over the nine months ended December 31, 1997 as a result of the Company's rental costs (in particular, the gate rentals at DIA and other cities where the Company added additional frequencies), which are largely fixed costs, remaining relatively constant as compared to the increase in revenue. Additionally, the Company began its own ground handling operations at DIA effective September 1, 1998 which is more cost effective than using a third party contractor. Aircraft and traffic servicing expenses will increase with the addition of new cities to the Company's route system; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

       Maintenance. Maintenance expenses of $27,317,000 and $23,606,000 were 18.2% and 22.4% of total revenue for the nine months ended December 31, 1998 and 1997, respectively. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense is accrued monthly. Maintenance cost per block hour was $736 and $770 per block hour for the nine months ended December 31, 1998 and 1997, respectively. Maintenance costs per block hour decreased as a result of six new aircraft added to the Company's fleet during the past year and the fixed rental cost of the hangar facility being spread over a larger aircraft fleet offset by FAA mandated corrosion inspections on the Company's 737-200s. The newer aircraft require fewer routine repairs and are generally covered by a warranty period of approximately up to three years on standard Boeing components. Management believes that these costs will continue to normalize as additional aircraft are added to the fleet.

       Promotion and Sales. Promotion and sales expenses totaled $23,789,000 and $21,038,000 and were 15.8% and 20% of total revenue for the nine months ended December 31, 1998 and 1997, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. The Company's promotion and sales expenses for the nine months ended December 31, 1997 included expenses as a result of the code share agreement with Western Pacific, under which the Company incurred additional communications, computer reservation, and interline service charges and handling fees for the code share agreement. These expenses were offset, in part, by interline handling fees earned which are included in other revenues. The Company did not have any code share agreements during the nine months ended December 31, 1998 that had as large of an impact on its expenses as the code share agreement with Western Pacific. Promotion and sales expenses decreased as a percentage of revenue for the nine months ended December 31, 1998 over the prior comparable period largely as a result of the increase in revenue.

       Promotion and sales expenses per passenger decreased to $20.49 from $21.32 for the nine months ended December 31, 1997, as a result of the elimination of expenses related to the code share agreement with Western Pacific offset by increased reservation costs and an increase in credit card fees. The costs of reservation expenses increased as a result of outsourcing part of the Company's reservations requirements. These increased costs were offset by a decrease in travel agency commissions. During April 1998, the Company reduced travel agency commissions to 8% from 10%, matching an 8% commission instituted by the Company's competitors in the fall of 1997. Additionally, the Company's direct sales, which are not subject to commissions, increased as a percentage of passenger revenue. Travel agency commissions and interline service charges and handling fees, as a percentage of passenger revenue, before non-revenue passengers, administrative fees and breakage (revenue from expired tickets), decreased to 5.4% for the nine months ended December 31, 1998 from 7.5% for the nine months ended December 31, 1997.

       Advertising expenses of $2,654,000 were 1.8% of passenger revenue for the nine months ended December 31, 1998, compared to $2,336,000 or 2.3% of passenger revenue for the nine months ended December 31, 1997. As new cities are added to the Company's flight schedule, advertising and marketing promotions are designed and implemented to increase awareness of the Company's new service, name and brand awareness. Advertising expenses decreased as a percentage of revenue largely as a result of the increase in the average fare. Additionally, during the nine months ended December 31, 1997 the Company was competing with Western Pacific for the "low fare" market which required a higher volume of advertising.

       General and Administrative. General and administrative expenses for the nine months ended December 31, 1998 and 1997 totaled $5,026,000 and $4,754,000, respectively, and were 3.3% and 4.5% of total revenue, respectively. These expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. Included in general and administrative expenses during the nine months ended December 31, 1997 were unusual expenses of approximately $500,000 associated with the terminated Merger Agreement with Western Pacific.

       Depreciation and Amortization. Depreciation and amortization expenses of $1,154,000 were approximately .8% and 1.1% of total revenue for each of the nine months ended December 31, 1998 and 1997. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

       Nonoperating Income (Expense). Net nonoperating income totaled $317,000 for the nine months ended December 31, 1998 compared to $463,000 for the nine months ended December 31, 1997. Interest income increased from $581,000 to $1,042,000 during the nine months ended December 31, 1998 from the prior comparable period due to an increase in cash balances as a result of the sale of Common Stock in April 1998 and an increase in cash from operating activities. Interest income was offset by interest expense of $662,000 during the nine months ended December 31, 1998. In December 1997, the Company sold $5,000,000 of 10% senior notes. In connection with this transaction, the Company issued the lender warrants to purchase 1,750,000 shares of Common Stock. Interest expense paid in cash and the accretion of the warrants and deferred loan expenses totaled $562,000 during the nine months ended December 31, 1998.
See Notes 2 and 5 to Financial Statements.

       Income Tax Expense: The Company has substantial net operating loss carryforwards (NOL's) available to offset future taxable income. However, a portion of these NOL's could be subject to Internal Revenue Code Section 382 annual limitations. Additionally, alternative minimum tax rules could limit the Company's ability to utilize a portion of the NOL's each year and could result in alternative minimum tax expense.

       Expenses per ASM. The Company's expenses per ASM for the nine months ended December 31, 1998 and 1997 were 7.72(cent) and 8.54(cent), respectively, or a decrease of 9.6%. Expenses per ASM decreased from the prior comparable period as a result of economies of scale as fixed costs were spread across a larger base of operations, a decrease in fuel prices, and the average ASMs per aircraft having increased as the Company added aircraft with greater seating capacity as compared to earlier fleet additions. Expenses per ASM excluding fuel for the nine months ended December 31, 1998 and 1997 were 6.79(cent) and 7.31(cent), respectively, or a decrease of 7.1%. Expenses per ASM are influenced to a degree by the amount of aircraft utilization and by aircraft seating configuration. For example, with the 108 seat all coach seating configuration selected by the Company on five of its Boeing 737-200 aircraft, the expenses per ASM of the Company are higher by 11% when compared with the 120 seat alternative used by many carriers. The Company's average seats per aircraft for the nine months ended December 31, 1998 were 124 as compared to 122 seats per aircraft for the nine months ended December 31, 1997.

Liquidity and Capital Resources

       The Company's balance sheet reflected cash and cash equivalents of $25,322,000 at December 31, 1998 and $3,641,000 at March 31, 1998. At December
31, 1998, total current assets were $59,882,000 as compared to $51,600,000 of total current liabilities, resulting in working capital of $8,282,000. At March 31, 1998, total current assets were $33,999,000 as compared to $50,324,000 of total current liabilities, resulting in a working capital deficit of
$16,325,000. The Company had a working capital deficit of $13,580,000 at December 31, 1997. The Company's present working capital is largely a result of the sale in April 1998 of 4,363,001 shares of the Company's Common Stock with net proceeds to the Company totaling approximately $13,650,000, combined with cash flows from operating activities during the nine months ended December 31, 1998.

       Cash provided by operating activities for the nine months ended December 31, 1998 was $11,447,000. This is attributable to the Company's net income for the period, a decrease in receivables and increases in air traffic liability, other accrued expenses and accrued maintenance expenses, offset by increases in restricted investments, security, maintenance and other deposits and prepaid expenses and other assets, and decreases in accounts payable. Cash used by operating activities for the nine months ended December 31, 1997 was $9,919,000. This was attributable primarily to the Company's net loss for the period, an increase in restricted investments, trade receivables, security, maintenance and other deposits, and prepaid expenses and other assets, offset by increases in accounts payable, air traffic liability, other accrued expenses and accrued maintenance expenses.

       Cash used by investing activities for the nine months ended December 31, 1998 was $3,851,000. The Company used $2,447,000 for capital expenditures for ground handling equipment, rotable aircraft components and aircraft leasehold costs and improvements. The Company used cash of $284,000 for initial lease acquisition security deposits for one Boeing 737-200 aircraft delivered in October 1998. Additionally, the Company secured two aircraft delivered in December 1998 with letters of credit totaling $1,120,000. The Company's restricted investments increased $1,120,000 to collateralize the letters of credit. Cash used by investing activities for the nine months ended December 31, 1997 was $2,877,000, largely a result of capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements for three aircraft delivered in May, August and September 1997. Additionally, the Company secured aircraft delivered in August 1997 and February 1998 with letters of credit totaling $1,500,000. In turn the Company received $650,000 during the nine months ended December 31, 1997 from the aircraft lessor that was previously on deposit to secure these aircraft. The Company's restricted investments increased $1,500,000 to collateralize the letter of credit.

       Cash provided by financing activities for the nine months ended December 31, 1998 and 1997 was $14,085,000 and $5,437,000, respectively. During the nine months ended December 31, 1998, the Company sold 4,363,001 shares of its Common Stock through a private placement to an institutional investor. Gross proceeds to the Company from the transaction were approximately $14,180,000, of which the Company received net proceeds of approximately $13,650,000. The Company issued a warrant to this investor to purchase 716,929 shares of Common Stock of the Company at a purchase price of $3.75 per share. This warrant expires in April 2002. Additionally, during the nine months ended December 31, 1998, the Company received $208,000 from the exercise of Common Stock options. During the nine months ended December 31, 1997, the Company received $415,000 from the exercise of Common Stock options. In December 1997, the Company sold $5,000,000 of 10% senior secured notes. In connection with this transaction, the Company issued warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share.

       Five of the Company's Boeing 737-200 aircraft are leased under operating leases that originally expired in 1997. The leases provide for up to two renewal terms of two years each with no increase in basic rent. The Company renewed the leases for the first two-year renewal period and these leases now expire in 1999. Under these leases, the Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. These deposits totaled $625,000 and $4,431,000, respectively, at December 31, 1998. These aircraft are not compliant with FAA Stage 3 noise regulations. As their leases expire in 1999 the Company plans to replace these aircraft with Stage 3 compliant aircraft. Although there can be no assurances that the Company will be successful in replacing any or all of these aircraft, the Company has entered into a letter of intent to lease two Boeing 737-200 advanced aircraft to replace two of the non Stage 3 compliant aircraft. Management believes that the replacement aircraft, if any, will be newer, larger aircraft with higher monthly rental costs.

       The Company in November 1995 leased two Boeing 737-300 aircraft under operating leases that expire in the year 2000. The Company was required to make security deposits and makes deposits for maintenance of these leased aircraft. Security and maintenance deposits for these aircraft totaled $1,505,000 and $2,918,000, respectively, at December 31, 1998. The Company has issued to each of the two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of the Company's common stock at an aggregate purchase price of $500,000. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

       In June 1996, the Company leased two additional Boeing 737-200 aircraft under operating leases that expire in the year 2001. In November 1997, the Company renegotiated one of these leases extending the lease term by one year to 2002 in return for a slight reduction in the monthly rental payment. The Company was required to make security deposits for these aircraft totaling $858,000. Commencing July 1996, the Company was required to make monthly deposits for maintenance of these leased aircraft. At December 31, 1998, these deposits totaled $2,921,000. These aircraft were "hush-kitted" by the lessor at its expense during 1996 making them compliant with FAA Stage 3 noise regulations. The Company has issued to the aircraft lessor two warrants, each of which entitles the lessor to purchase 70,000 shares of the Company's common stock at an aggregate purchase price of $503,300 per warrant. These warrants, to the extent not earlier exercised, expire upon the expiration dates of the aircraft leases.

       In November 1996, the Company took delivery of a leased Boeing 737-300 aircraft which it placed in scheduled service in December 1996. The lease term for this aircraft is eight years from date of delivery. The Company was required to secure the aircraft lease with a letter of credit totaling $600,000. The Company is also required to make monthly cash deposits for maintenance of this aircraft. As of December 31, 1998, the Company had maintenance deposits associated with this leased aircraft totaling $1,459,000.

       During the year ended March 31, 1997, the Company entered into four operating lease agreements for four additional new Boeing 737-300 aircraft. The Company took delivery of these aircraft in May, August and September 1997 and in February 1998. In connection with the Boeing 737-300 aircraft delivered in September 1997, the Company has issued to the lessor a warrant to purchase 55,000 shares of common stock at an aggregate purchase price of $385,000. This warrant, to the extent not earlier exercised, expires upon the expiration date of the aircraft lease. As of December 31, 1998, the Company had made cash security deposits totaling $1,616,000 with respect to these aircraft. During the year ended March 31, 1998, the Company secured lease obligations for two of these aircraft with letters of credit totaling $1,500,000 and, in turn, $650,000 of cash security deposits was returned to the Company. The Company's restricted cash increased by $1,500,000 to collateralize the letters of credit. Two of the four leases have seven year terms, and two have eight year terms, in each case from date of delivery. Two of the four leases have up to two one year renewal terms and a third may be renewed for up to three one year terms. The Company is required to pay monthly cash deposits to each aircraft lessor based on flight hours and cycles operated to provide funding of future scheduled maintenance costs. As of December 31, 1998, the Company had maintenance deposits associated with these aircraft totaling $5,358,000.

       In October 1998, the Company took delivery of a leased Boeing 737-200 advanced aircraft. The lease term for this aircraft is seven years from date of delivery. The Company has made cash security deposits totaling $284,000 to secure the aircraft lease. The Company is also required to make monthly cash deposits for maintenance. As of December 31, 1998, the Company had maintenance deposits associated with this aircraft totaling $22,000.

       During December 1998, the Company leased from two different lessors two additional new Boeing 737-300 aircraft. The first aircraft has a 40 month lease term from date of delivery with an option to extend the lease term for an additional 12 months. The second aircraft lease term expires on May 1, 2000, and may be extended to October 31, 2000 at the lessor's option. The Company secured these aircraft with letters of credit totaling $1,120,000. The Company is also required to make monthly cash deposits for maintenance of these aircraft commencing in January 1999. The addition of these two aircraft permitted the Company's then 17 aircraft fleet to be in compliance with Stage 3 noise level requirements until January 1, 2000.

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

       The Company is exploring various means to increase revenues and reduce expenses. The Company has performed ad hoc charters and will consider them in the future depending on the availability of its fleet. The Company is considering revenue enhancement initiatives with new marketing alliances. Effective March 1, 1999, the Company will begin to conduct certain aircraft heavy maintenance checks in-house which is expected to reduce maintenance expenses. Other potential expense reduction programs include the installation of an upgraded flight operations, maintenance, and parts inventory management information system which will be installed by the end of the fiscal year ending March 31, 1999.

       The Company  began its own ground  handling  operations  at DIA effective
September 1, 1998, a function which had been provided by an independent contractor. Ground handling equipment required by the Company to perform these operations internally necessitated capital expenditures of approximately $800,000

       The Company's sublease with Continental Airlines for terminal gates and other related space at DIA expires in March 2000. If DIA is unsuccessful in reallocating the cost of the inoperative automated baggage system on Concourse A, which is presently subsidized by Continental Airlines, the Company's operating costs to cover the additional cost associated with this system would increase materially. The Company's present fixed monthly rate under the terms of the sublease with Continental would change to a per passenger fee charged directly to the Company.

       The Company has a contract with a credit card processor that requires the Company to provide a letter of credit to match the total amount of air traffic liability associated with credit card customers. The credit card processor does not always require the Company to match the total amount depending on certain events or circumstances such as seasonality, ticket price sales, and the Company's financial condition. In November 1997, the credit card processor required an increase in the collateral amount from its present level of $2,000,000 to $4,000,000, which increased the Company's current restricted investment balance accordingly. The credit card processor has not requested any increases since November 1997. As of February 4, 1999, the Company could be required to increase the collateral amount to $7,314,000.

       The Company's goal is to continue to lease additional aircraft to serve additional cities and to add flights on existing routes from Denver. The Company added routes to Atlanta, Georgia, Dallas/Ft. Worth, Texas and Las Vegas, Nevada effective December 17, 1998. The Company believes that expanding its route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. Expansion of the Company's operations will entail the hiring of additional employees to staff flight and ground operations in new markets, and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of the Company's business, and competition within the airline industry which often requires quick reaction by management to changes in market conditions, the Company may require additional capital to further expand its business.

       In February 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver and Phoenix, Arizona, and in October 1997 such service to Salt Lake City was added by United. These are both markets in which the Company provides service, in addition to other markets where United Airlines provides flights. The Company commenced service between Denver and Las Vegas in December 1998, another market in which United provides service with United "Shuttle". This competition, as well as other competitive activities by United and other carriers, have had and could continue to have an adverse effect on the Company's revenues and results of operations.

       Except for the nine months ended December 31, 1998, the Company has incurred substantial operating losses since its inception. In addition, the Company has substantial contractual commitments for leasing and maintaining aircraft. The Company believes that its existing cash balances coupled with improved operating results are and will be adequate to fund the Company's operations at least through December 31, 1999.

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

       Although the Company is primarily in the identification and assessment phase of its Year 2000 project, some systems are in the modification and testing phases. These include the customer reservations and ticketing system and the credit card processing system that is interfaced with the reservations and ticketing system. These systems are outsourced and the costs of modifying and testing these systems are being absorbed by the third party provider. The Company's general accounting and payroll systems are being upgraded to new versions that are Year 2000 compliant at an insignificant cost to the Company. The Company's crew and dispatch training records, aircraft maintenance records and inventory control are in the process of automating from manual systems to computer systems that are Year 2000 compliant. The Boeing Company has verified that the computer systems on the aircraft type operated by the Company are or will be Year 2000 compliant before the year 2000. The Company plans to complete its identification and assessment phase by February 28, 1999, its modification and testing phases by June 30, 1999, and its contingency plans by October 31, 1999.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


                           PART II. OTHER INFORMATION

Item 5:  Other Information

         Effective January 11, 1999, Arthur H. Amron resigned his position as a member of the Company's board of directors.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.35    Aircraft  Lease  Agreement  (MSN  28738)  dated as of November 23, 1998
         among  First  Security  Bank,  National  Association,  Lessor,   Heller
         Financial Leasing, Inc., Owner Participant, and the Company, Lessee.

10.36 Aircraft Sublease Agreement (MSN 28734) dated as of December 14, 1998 between Indigo Pacific AB, Sublessor, and the Company, Sublessee.

27.1     Financial Data Schedule

(b) Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FRONTIER AIRLINES, INC.


Date:  February 12, 1999                 By: /s/ Samuel D. Addoms

                                         Samuel D. Addoms, Principal Executive
                                         Officer and Principal Financial Officer


Date:  February 12, 1999                 By: /s/ Elissa A. Potucek

                                         Elissa A. Potucek, Vice President,
                                         Controller, Treasurer and Principal
                                         Accounting Officer