Form 10-K
period 1999-03-31
FRONTIER AIRLINES INC /CO/
filed 1999-06-22
CIK 921929

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1999

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

                           Common Stock, No Par Value
                                 Title of Class

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of Common Stock held by non-affiliates of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of June 18, 1999:
$190,236,939.

The number of shares of the Company's Common Stock outstanding as of June 18, 1999 is 17,232,772.

Documents incorporated by reference - Part III is incorporated by reference to the Company's 1999 Proxy Statement.

                                TABLE OF CONTENTS



                                                                           Page

PART I

Item 1:    Business...........................................................1
Item 2:    Properties .......................................................12
Item 3:    Legal Proceedings.................................................12
Item 4:    Submission of Matters to a Vote of Security Holders...............12

PART II

Item 5:    Market for Common Equity and Related Stockholder Matters..........13
Item 6:    Selected Financial Data...........................................16
Item 7:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................17
Item 7a:   Quantitative and Qualitative Disclosures About Market Risk .......29
Item 8:    Financial Statements..............................................29
Item 9:    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................29

PART III

Item 10:   Directors and Executive Officers of the Registrant................29
Item 11:   Executive Compensation............................................30
Item 12:   Security Ownership of Certain Beneficial Owners and Management... 30
Item 13:   Certain Relationships and Related Transactions....................30

PART IV

Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K...31

                                     PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. ("Frontier" or the "Company") and the expectations of our Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" below.

Item 1:  Business

General

       The Company is a scheduled airline based in Denver, Colorado. We currently operate routes linking our Denver hub to 19 cities in 15 states spanning the nation from coast to coast. We were organized in February 1994 and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet to 20 leased jets, including eight Boeing 737-200s and 12 larger Boeing 737-300s. We currently use up to seven gates at our hub, Denver International Airport ("DIA"), where we operate approximately 92 daily system flight departures and arrivals.

       Our current route system links our Denver hub to 19 cities. The following table lists the cities we serve as of June 14, 1999, as well as the dates we commenced service to those cities:

           El Paso, Texas                                October 13, 1994
           Albuquerque, New Mexico                       October 13, 1994
           Omaha, Nebraska                               January 16, 1995
           Chicago/Midway, Illinois                      September 25, 1995
           Phoenix, Arizona                              September 25, 1995
           Los Angeles, California                       November 3, 1995
           Minneapolis/St. Paul, Minnesota               November 13, 1995
           Salt Lake City, Utah                          November 13. 1995
           San Francisco, California                     November 17, 1995
           Seattle, Washington                           May 1, 1996
           Bloomington/Normal, Illinois                  January 6, 1997
           Boston, Massachusetts                         September 16, 1997
           Baltimore, Maryland                           November 16, 1997
           New York/LaGuardia, New York                  December 3, 1997
           San Diego, California                         July 23, 1998*
           Atlanta, Georgia                              December 17, 1998
           Dallas/Fort Worth, Texas                      December 17, 1998
           Las Vegas, Nevada                             December 17, 1998*
           Portland, Oregon                              June 14, 1999

              *reintroduction of service

       We initiated service to four additional  markets during fiscal year 1999:
Atlanta, Georgia; Dallas/Ft. Worth, Texas; Las Vegas, Nevada and San Diego, California. On November 1, 1998, we initiated complimentary shuttle service between Boulder, Colorado and Denver International airport. We currently operate six daily round trip bus routes between Boulder and DIA. We also began serving Portland, Oregon on June 14, 1999.

       Our senior management team includes executives with substantial experience in the airline industry, including several executives who occupied similar positions at a former airline called Frontier Airlines. The former Frontier Airlines served regional routes to and from Denver from 1950 to 1986. There were various occasions when the former Frontier Airlines served most of the Company's current and intended markets with jet equipment from its Denver hub.

       Our corporate headquarters are located at 12015 East 46th Avenue, Denver, Colorado 80239. Our administrative office telephone number is 303-371-7400; our reservations telephone number is 800-432-1359; and our world wide Web site address is www.frontierairlines.com.

Business Strategy and Markets

     Our business strategy is to provide air service at low fares to high volume markets from our Denver hub. Our strategy is based on the following factors:

o Stimulate demand by offering a combination of low fares, quality service and frequent flyer credits in Continental Airlines' OnePass program.
o Expand our Denver hub operation and increase connecting traffic by adding additional high volume markets to our current route system.
o Continue filling gaps in flight frequencies to high volume markets from our Denver hub.

       In April 1999, we were named "Best Domestic Low Fare Carrier" by Entrepreneur Magazine in the publication's sixth annual Business Travel Awards.

Route System History

         Our route system strategy encompasses connecting our Denver hub to top business and leisure destinations. We currently serve 15 of the top 25 destinations from Denver, as defined by the U.S. Department of Transportation's Origin and Destination Market Survey. In addition, as we bring additional aircraft into our fleet and add new markets to our route system, connection opportunities increase. During fiscal year 1999, connection opportunities for our passengers connecting through DIA increased from 3.2 flights to 5.3 flights.

Marketing and Sales

         Our sales efforts are targeted to price-sensitive passengers in both the leisure and corporate travel markets. In the leisure market, we offer discounted fares marketed through newspaper, radio and television advertising along with special promotions. We market these activities in both our Denver hub and throughout our route system.

         To balance the seasonal demand changes that occur in the leisure market, we introduced several programs in late 1996 designed to capture a larger share of the corporate market, which tends to be less seasonal than the leisure market. These programs include negotiated fares for large companies that sign contracts committing to a specified volume of travel, future travel credits for small and medium size businesses contracting with us and special discounts for members of various trade and nonprofit associations. As of June 10, 1999, we had signed contracts with over 2,300 corporations.

         We also pursue sales opportunities with meeting and convention arrangers, government travel offices and vacation clubs. The primary tools we use to attract this business include personal sales calls, direct mail and telemarketing. In addition, we offer air/ground vacation packages to many destinations on our route system under contracts with various tour operators.

         An important marketing tool in today's airline environment is the frequent flyer program. In 1995, we joined Continental Airlines' OnePass program. We selected the OnePass program because there was an established membership base in Denver and in other cities we served and planned to serve. In addition, the OnePass program consistently receives high marks when compared with other programs.

         An important relationship for airlines is the relationship with travel agencies. We currently pay travel agent commissions of eight percent. Unlike some other airlines, we do not limit the earnings potential of travel agents through a commission cap. We have implemented marketing strategies designed to maintain and encourage relationships with travel agencies throughout our route system. We communicate with travel agents through personal visits by company executives and sales managers, sales literature mailings, telemarketing and advertising in various travel agent trade publications.

         We participate in the four major computer reservation systems used by travel agents to make airline reservations. We maintain a reservations center in Denver, operated by our employees. We also maintain an "overflow" center in Miami, Florida, staffed by contract personnel, which assists our Denver reservations center during peak booking periods.

         In January 1999, we renewed an agreement with Electronic Data Systems ("EDS") for continued and enhanced airline customer information services, including computerized reservations, passenger processing and telecommunications services. Since early 1997, we have made greater use of electronic or
"paperless" ticketing, a lower cost alternative to ticketing passengers on relatively expensive ticket stock. Currently, we do not offer electronic ticketing through travel agents. Through our agreement with EDS, we are taking steps to offer travel agents with this ticketing option. We anticipate that by August 1999 we will be able to offer travel agents electronic ticketing capabilities through two of the major computer reservations systems and that by the end of our fiscal year 2000 we will be able to offer travel agents electronic ticketing capabilities through the other two major computer reservations systems.

         Our agreement with EDS enhances our ability to provide Internet bookings through the EDS SHARESWEB booking engine. In April 1999, we began offering "Spirit of the Web" fares via our Web site, which permits customers to make "close in" bookings beginning on Wednesdays for the following weekend. This is intended to fill seats that might otherwise go unfilled.

         In order to gain connecting traffic from other carriers, we have negotiated various types of interline agreements with approximately 140 domestic and international airlines serving cities on our route system. Generally, these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

Product Pricing

         We generally offer our seats at discount fares. We believe by doing so, we reduce the cost of travel in markets we serve by as much as 60 percent compared to other carriers. Seat inventories on each flight are managed through a yield management system and we generally offer discounts with three levels of advance purchase requirements. In contrast to most carriers, our fares generally do not require travelers to include a Saturday overnight stay in order to take advantage of these discount rates. We also do not charge a premium for one-way fares and, generally, our fares do not require a round-trip purchase.

Competition

         The Airline Deregulation Act of 1978 (the "Deregulation Act") produced a highly competitive airline industry, freed of certain government regulations that for 40 years prior to the Deregulation Act had dictated where domestic airlines could fly and how much they could charge for their services. Since then, small carriers such as Frontier have entered markets long dominated by large airlines with substantially greater resources, such as United Airlines, American Airlines, Northwest Airlines and Delta Air Lines.

         We compete principally with United Airlines, the dominant carrier at DIA, and its commuter affiliates with a total market share of approximately 74%. This gives United a significant competitive advantage compared to us and other carriers serving DIA. We believe our current market share at DIA is approximately 5.6%. We compete with United primarily on the basis of fares, fare flexibility and the quality of our customer service.

Aircraft

         As of June 1999, we operated 20 leased Boeing 737 twinjet aircraft in all-coach seating configurations. We anticipate we will operate 19 aircraft between August and mid-October 1999, at which time we expect to increase our fleet size to 20 aircraft. Our intent is to add the 21st aircraft in approximately April 2000. The age of our current aircraft, their passenger capacities and their lease expirations are shown in the following table:


                                                   Approximate
                                                    Number of
Aircraft           No. of          Year of          Passenger           Lease
Model             Aircraft       Manufacture          Seats           Expiration

B-737-200            5            1968-1969           108           July-October
                                                                        1999
B-737-200A           3            1978-1981           119             2001-2005

B-737-300           12            1985-1998           136             2000-2006


       Stage 3 noise level requirements presently require that 75% of an operator's fleet comply with Stage 3. Our aircraft fleet currently complies with Stage 3 noise level requirements. See "Description of Business - Government Regulation." By January 1, 2000, our entire fleet must comply with Stage 3 requirements. We plan to return our five smaller B-737-200 aircraft, which are not Stage 3 compliant, to the lessor in the second half of 1999. We intend to replace these aircraft with B-737-200A and B-737-300 aircraft that meet the Stage 3 noise level requirements.

       We regularly seek to lease additional aircraft in order to replace aircraft with expiring lease terms and to expand our service and route system. However, the aircraft lease market is cyclical, and we cannot be certain that additional aircraft will be available when we need or want to procure them, or that they will be available at acceptable lease rates and terms. By way of example, we are returning five of our smaller B-737-200 aircraft to the lessor in the second half of 1999. We have firm lease agreements to replace three of these aircraft and have signed letters of intent to replace the other two. However, delivery delays could cause us to temporarily reduce our fleet size and our passenger revenues could therefore be adversely affected.

Maintenance and Repairs

       All of our aircraft maintenance and repairs are accomplished in accordance with the our maintenance program approved by the United States Federal Aviation Administration ("FAA"). Spare or replacement parts are maintained by us primarily in Denver. A major airline and a spare parts vendor supply us with certain of these and we purchase or lease others from other airline or vendor sources.

       We terminated a contract with Continental Airlines for routine maintenance at Denver in August 1996. Since that time, we have trained, staffed and supervised our own maintenance work force at Denver. We lease a portion of Continental Airlines' hangar at DIA where we presently perform our own maintenance through the "C" check level. Other major maintenance such as airframe overhauls and major engine repairs, continues to be performed by outside FAA approved contractors. We also maintain a smaller maintenance facility at El Paso, Texas.

       Under our aircraft lease agreements, we pay all expenses relating to the maintenance and operation of our aircraft, and we are required to pay monthly maintenance reserve deposits to the lessors based on usage. Maintenance reserve deposits are applied against the cost of scheduled major maintenance. Scheduled major maintenance has occurred or will occur for three of our aircraft in the fiscal year ending March 31, 2000. To the extent not used for major maintenance during the lease terms, maintenance reserve deposits remain with the aircraft lessors upon redelivery of the aircraft.

       Our monthly completion factors for the years ending March 31, 1999, 1998 and 1997 ranged from 97.6% to 99.8%, from 92.8% to 99.9%, and from 94% to 99.8%, respectively. The completion factor is the percentage of our scheduled flights that were operated by us (i.e., not canceled). Flights not completed were canceled principally as a result of mechanical problems, and to a lesser extent, weather. There can be no assurance that our aircraft will continue to be sufficiently reliable over longer periods of time.

Fuel

       During the years ending March 31, 1999, 1998 and 1997, jet fuel accounted for 11.6%, 14.1% and 16.6%, respectively, of our operating expenses. We have arrangements with major fuel suppliers for substantial portions of our fuel requirements, and we believe that such arrangements assure an adequate supply of fuel for current and anticipated future operations. However, we have not entered into any agreements that fix the price of fuel over any period of time. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond our control. Therefore, we cannot predict the future availability and cost of jet fuel with any degree of certainty. Our average fuel price per gallon including taxes and into-plane fees was 55.4(cent) for the year ended March 31, 1999, with the monthly average price per gallon during the same period ranging from a low of 48.3(cent) to a high of 62.3(cent). As of June 11, 1999, the price per gallon was 60.2(cent).

       Newer aircraft are more fuel efficient than our Boeing 737-200 aircraft due to improved aircraft airframe design and engine technology. Significant increases in the price of jet fuel would result in a higher increase in our overall total costs than those of competitors whose fleets consist of more fuel efficient aircraft such as our Boeing 737-300 aircraft. Increases in fuel prices or a shortage of supply could have a material adverse affect on our operations and financial results. Our ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly given our low fare strategy.

Insurance

       We carry $700 million per aircraft per occurrence in property damage and passenger and third-party liability insurance, and insurance for aircraft loss or damage as required by our aircraft lease agreements, and customary coverage for other business insurance. While we believe such insurance is adequate, there can be no assurance that such coverage will adequately protect us against all losses which we might sustain. Our property damage and passenger and third-party liability insurance coverage exceeds the minimum amounts required by the DOT regulations.

Employees

       As of June 1, 1999, we had 1650 employees, including 1273 full-time and 377 part-time personnel. Our employees included 194 pilots, 271 flight attendants, 646 customer service agents, 156 reservations agents, 256 mechanics and related personnel, and 127 general management personnel. We consider our relations with our employees to be good.

       We believe we operate with lower personnel costs than many established airlines, principally due to lower base salaries and greater flexibility in the utilization of personnel. There can be no assurance that we can continue to realize these advantages over established or other air carriers for any extended period of time. In November 1998, our pilots voted to be represented by an independent union, the Frontier Airlines Pilots Association. This is our only employee group that currently is represented by a union. The impact of this unionization on labor costs is unknown at this time since the first bargaining agreement has not been negotiated.

       We have enhanced our Retirement Savings Plan [401(k)] by announcing a matching contribution by the Company for April 1999 through December 31, 1999. Participants will receive a 25% Company match for contributions up to 15%. We anticipate that the match and related vesting schedule of 20% per year will reduce our turnover rates.

       Training, both initial and recurring, is required for many employees. We train our pilots, flight attendants, ground service personnel, reservationists and mechanics. FAA regulations require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown and to be medically certified as physically fit. Licenses and medical certification are subject to periodic continuation requirements, including recurrent training and recent flying experience. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic competency, fitness training and certification. The FAA approves and monitors our training programs. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. Employees performing safety-sensitive functions are subject to pre-employment and subsequent random drug and alcohol testing.

Government Regulation

       All interstate air carriers are subject to regulation by the U.S. Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") under the Federal Aviation Act. The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing and training and maintenance standards. In general, the amount of regulation over domestic air carriers in terms of market entry and exit, pricing and inter-carrier agreements has been greatly reduced subsequent to enactment of the Deregulation Act.

       U.S.  Department  of  Transportation.  We hold a  Certificate  of  Public
Convenience and Necessity issued by the DOT that allows us to engage in air transportation. Pursuant to law and DOT regulation, each United States carrier must qualify as a United States citizen, which requires that its President and at least two-thirds of its Board of Directors and other managing officers be comprised of United States citizens; that not more than 25% of its voting stock may be owned by foreign nationals, and that the carrier not be otherwise subject to foreign control.

       U.S.  Federal  Aviation   Administration.   We  also  hold  an  operating
certificate issued by the FAA pursuant to Part 121 of the Federal Aviation Regulations. The FAA has jurisdiction over the regulation of flight operations generally, including the licensing of pilots and maintenance personnel, the establishment of minimum standards for training and maintenance, and technical standards for flight, communications and ground equipment. We must have and we maintain FAA certificates of airworthiness for all of our aircraft. Our flight personnel, flight and emergency procedures, aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA.

       At the present time, four airports, including New York City (LaGuardia), are regulated by means of "slot" allocations, which represent government authorization to take off or land at a particular airport within a specified time period. FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances. The Company currently holds an exemption representing six take-off and landing slots to serve the Denver-New York City (LaGuardia) market.

       The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, the Airport Noise and Capacity Act of 1990 ("ANCA") and Clean Air Act of 1963 to monitor and regulate aircraft engine noise and exhaust emissions. We are required to comply with all applicable FAA noise control regulations and with current exhaust emissions standards. According to FAA rules, we must presently have at least 75% of our fleet in compliance with the FAA's Stage 3 noise level requirements. The balance of our fleet must be brought into full compliance by January 2000. Our aircraft fleet is currently in compliance with Stage 3 noise level requirements. See "Description of Business-Aircraft."

       Railway Labor Act/National Mediation Board. Our pilots organized in 1998 under an independent union, the Frontier Airlines Pilots Association. Our labor relations with respect to the pilots are now covered under Title II of the Railway Labor Act and are subject to the jurisdiction of the National Mediation Board.

       Miscellaneous. All air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent that we are subject to FCC requirements, we take all necessary steps to comply with those requirements.

Risk Factors

       In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

We Have a History of Net Losses, Substantial Third-Party Credit and A Limited Operating History

         Although we had net income of $30,566,000 for the fiscal year ended March 31, 1999, we had net losses of $17,746,000 and $12,186,000 for the years ended March 31, 1998 and 1997, respectively. We had working capital of $25,488,000 at March 31, 1999. Our suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, we would be materially adversely affected. We have a limited operating history in a highly competitive industry, and we face all of the difficulties inherent in a relatively new entrant in the airline industry.

The Airline Industry is Seasonal and Cyclical

         Our operations primarily depend on passenger travel demand, and, as such are subject to seasonal variations. Our weakest travel periods are generally during the quarters ending in June and December. The airline industry is also a highly cyclical business with substantial volatility. Airlines frequently experience short-term cash requirements. This is caused by seasonal fluctuations in traffic, which often put a drain on cash during off-peak periods, and various other factors, including price competition from other airlines, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of airline travel is discretionary, our operating and financial results may be negatively impacted by any downturn in national or regional economic conditions in the United
States, particularly Colorado. Airlines require substantial liquidity to continue operating under most conditions. The airline industry also has low gross profit margins and revenues that vary to a substantially greater degree than do the related costs. Therefore, a significant shortfall from expected revenue levels could have a material adverse effect on our operations. Working capital deficits are not uncommon in the airline industry since airlines typically have no product inventories and ticket sales not yet flown are reflected as current liabilities.

Increasing Number of Consolidations and Alliances Has Also Increased Competition

         The U.S. airline industry has consolidated in recent years and may further consolidate in the future. Consolidations have enabled certain carriers to expand their international operations and increase their presence in the U.S. domestic market. In addition, many major domestic carriers have formed alliances with domestic regional carriers and foreign carriers. As a result, many of the carriers with which we compete in our markets are larger and have substantially greater resources than we have. Continuing developments in the industry will affect our ability to compete in the various markets in which we operate.

We Are in a High Fixed Cost Business

         The airline industry is characterized by fixed costs that are high in relation to revenues. Accordingly, a shortfall from expected revenue levels can have a material adverse effect on our profitability and liquidity.

Increases in Fuel Costs Affect Our Operating Costs

         Fuel is a major component of operating expense for all airlines. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world, and fuel costs fluctuate widely. Fuel accounted for 11.6% of our total operating expenses for the year ended March 31, 1999. We cannot predict our future cost and availability of fuel, and substantial sustained price increases or the unavailability of adequate fuel supplies could have a material adverse effect on our operations and profitability. Because newer aircraft are more fuel efficient than our Boeing 737-200 aircraft a significant increase in the price of jet fuel would therefore result in a higher increase in our total costs than those of competitors using more fuel-efficient aircraft. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel. We intend generally to follow industry trends by raising fares in response to significant fuel price increases. However, our ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions.

We are Subject to Federal Regulatory Oversight

         We have obtained the necessary authority to conduct flight operations, including a Certificate of Public Convenience and Necessity from the Department of Transportation and an operating certificate from the FAA. However, the continuation of such authority is subject to continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. We believe that small and start-up airlines are often subject to strict scrutiny by FAA officials, making them susceptible to regulatory demands that can negatively impact their operations. No assurance can be given that we will be able to continue to comply with all present and future rules and regulations. In addition, we can give no assurance about the costs of compliance with such regulations and the effect of such compliance costs on our profitability. In May 1996 a relatively new domestic airline, as we are, sustained an accident in which one of its aircraft was destroyed and all persons on board were fatally injured. In June 1996, that airline agreed at the FAA's request to cease all of its flight operations. Although the FAA, after an intensive and lengthy investigation, allowed that airline to resume its operations, should we experience a similar accident it is probable that there would be a material adverse effect on our business and results of operations.

We  Experience  High  Costs  at  Denver   International   Airport;   the  Future
Availability and Location of Our DIA Gates and Their Cost is Uncertain

         DIA opened in March 1995, and Stapleton International Airport was closed. Financed through revenue bonds, DIA depends on landing fees, gate rentals and other income from airlines, the traveling public and others to pay debt service and support operations. Generally, our cost of operations at DIA will vary as traffic increases or diminishes at that airport. We believe that our operating costs at DIA substantially exceed those we would have incurred at Stapleton or that other airlines incur at most hub airports in other cities.

         We currently sublease from Continental Airlines, on a preferential-use basis, four departure gates on Concourse A at DIA. In addition, we use, on a non-preferential use basis, another three gates under the direct control of the City and County of Denver ("CCD"). Our sublease with Continental expires on February 29, 2000, as does Continental's lease with CCD for these four gates and an additional six gates it leases on Concourse A. Continental has an option to renew its lease for five years and reduce its lease obligation to three gates and related space. United Airlines, which occupies all of DIA's Concourse B gates, has a right of first refusal on any of the ten Continental gates for which Continental does not renew its lease. Continental's lease and lease renewal option for gates on Concourse A, as well as United's right of first refusal on Continental's Concourse A gates, are provided for in a 1995 agreement between CCD, Continental and United (the "1995 Agreement"). We have requested of CCD a lease, effective March 1, 2000, for the four gates we currently sublease from Continental and an additional four gates contiguous to those we now use. However, our request is contingent upon the implementation of a rate making methodology for DIA terminal facilities that remedies what we consider to be unfair and discriminatory aspects of the current methodology, as established by the 1995 Agreement. Under the present methodology costs related to a non-functioning Concourse A automated baggage system and associated equipment and space ("AABS") are allocated exclusively to Concourse A, causing rental rates on Concourse A to be higher than those on DIA's Concourse C. Our sublease for Concourse A gates with Continental, which expires in February 2000, provides that Continental pays, on our behalf, a significant portion of the AABS costs that would otherwise be payable by us under the current rate-making methodology.

         CCD has indicated that it is considering alternative means of treating AABS costs upon expiration of the Continental lease in February 2000. CCD and the signatory airlines at DIA, including us, are discussing possible changes to the rate-making methodology to deal with the AABS costs, although CCD has stated that absent an agreement with a majority-in-interest of the DIA signatory airlines, CCD will unilaterally impose a solution to the issue. Unless the issue is resolved by agreement of all or at least a majority in interest of the affected parties, there is a significant possibility that the 1995 Agreement, or any rate-making methodology unilaterally imposed by CCD, will be subject to litigation. In these circumstances, there is uncertainty with respect to the number and location of gate facilities at DIA that will be available to us, as well as the rates and charges that we will be required to pay for such facilities after February 2000. If we were required to operate at fewer gates than we have requested or if the rate-making methodology is not amended, it could have a material adverse effect on our business and results of operations.

We Have a Limited Number of Routes

         Because of our relatively small fleet size and limited number of routes, we are at a competitive disadvantage compared to other airlines, such as United Airlines, that can spread their operating costs across more equipment and routes and retain connecting traffic (and revenue) within their much more extensive route networks.

We Face Intense Competition and Market Dominance by United Airlines

         The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978 (the "Deregulation Act"), which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to flight frequencies and fares. We compete with United Airlines in the Denver market, which is our hub, and we anticipate that we will compete principally with United Airlines in our future market entries. United Airlines and its commuter affiliates is the dominant carrier out of DIA, accounting for approximately 74% of all passenger boardings and approximately 490 departures per day. Effective in February 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver and Phoenix, Arizona, and on October 31, 1997 service to Salt Lake City was added, markets in which we provide services, as well as additional United Airlines flights in certain of our other markets. Additionally, from June 29, 1997 until February 4, 1998 when it ceased flight operations entirely, Western Pacific Airlines, another low-fare carrier provided hub service at DIA. This additional competition, as well as other competitive activities by United Airlines and other carriers, have had in the past and could continue to have a material adverse effect on our revenues and results of operations. Most of our current and potential competitors have significantly greater financial resources, larger route networks and superior market identity than we have.

We are Dependent on Our Chief Executive Officer

         We are dependent on the active participation of Samuel D. Addoms, our President and Chief Executive Officer. The loss of his services could materially and adversely affect our business and future prospects. We do not maintain key person life insurance on any of our officers.

We Could Lose Airport and Gate Access

         We have not initially encountered barriers to airport or airport gate access other than cost. However, any condition that would deny or limit our access to the airports that we intend to utilize in the future or that diminishes the desire or ability of potential customers to travel between any of those cities may have a materially adverse effect on our business. In addition, gates may be limited at some airports, which could adversely affect our operations.

There are Certain Risks Associated with Our Boeing 737 Aircraft

       A. Maintenance. Under our aircraft lease agreements, we are required to bear all routine and major maintenance expenses. Maintenance expenses comprise a significant portion of our operating expenses. In addition, we are required periodically to take aircraft out of service for heavy maintenance checks, which can adversely affect revenues. We also may be required to comply with regulations and airworthiness directives issued by the Federal Aviation Administration, the cost of which may be partially assumed by our aircraft lessors depending upon the magnitude of the expense. There can be no assurance that we will not incur higher than anticipated maintenance expenses. Our leased aircraft are in compliance with all FAA-issued Airworthiness Directives ("ADs"). However, other ADs are presently required to be performed in the future and there is a high probability that additional ADs will be required.

       B. Stage 3 Noise Regulations. FAA rules require each new entrant airline such as Frontier to have at least 75% of its fleet in compliance with the FAA's Stage 3 noise level requirements. We are currently in compliance. The balance of each airline's fleet must be brought into full compliance by January 2000. Five of our eight leased Boeing 737-200 aircraft do not presently meet Stage 3 requirements, and we plan to return them to the lessor in 1999. We believe that we will be able to replace these aircraft with Stage 3 compliant aircraft but there can be no assurance that we will not be required to temporarily reduce our fleet size during this replacement process. The remaining 12 Boeing 737-300 aircraft we lease are Stage 3 compliant.

       C. Local Noise Regulations. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during night time hours, restrictions on frequency of aircraft operations and various operational procedures for noise abatement. The Airport Noise and Capacity Act of 1990 ("ANCA") recognized the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft. An agreement between the City and County of Denver and another city adjacent to DIA precludes the use of Stage 2 aircraft, such as certain of our Boeing 737-200 aircraft, on one of DIA's runways. On occasion, this results in longer taxi times for our aircraft than would otherwise be the case. This has not had a material adverse effect on our operations to date, and we would not expect it to have such an effect in the future due to the fact that our entire aircraft fleet must be Stage 3 compliant by January 2000.

We Have a Limited Number of Aircraft, and the Market for Aircraft Fluctuates

         We currently schedule all of our aircraft in regular passenger service with limited spare aircraft capability in the event one or more aircraft is removed from scheduled service for unplanned maintenance repairs or other reasons. The unplanned loss of use of one or more of our aircraft for a significant period of time could have a materially adverse effect on our operations and operating results. The market for leased aircraft fluctuates based on worldwide economic factors. There can be no assurance that we will be able to lease additional aircraft on satisfactory terms or at the times needed. By way of example, we are returning five of our smaller B-737-200 aircraft to the lessor in the second half of 1999. We have firm lease agreements to replace three of these aircraft and have signed letters of intent to replace the other two. However, delivery delays could cause us to temporarily reduce our fleet size and our passenger revenues could therefore be adversely affected.

Our Relations With Our Employees is Very Important

         We believe we operate with lower personnel costs than many established airlines, principally due to lower base salaries and greater flexibility in the utilization of personnel. There can be no assurance that we will continue to realize these advantages over established or other air carriers for an extended period of time. Our pilots are represented by an independent labor union, the Frontier Airlines Pilots Association. Our mechanics and stock clerks voted in October 1997, and our flight attendants voted in 1998, not to be represented by a union. Unionization of our employees could materially increase our labor costs.

We Have Not Paid Dividends

         We have never declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to fund operations and to continue development of our business and do not expect to pay any cash dividends on our Common Stock in the foreseeable future.

We Face the Year 2000 Issue

         We began operations in July 1994, and our operations depend predominantly on third party computer systems. Because of our limited resources during our start-up, the most cost effective way to establish our computer systems was to outsource or to use manual systems. Internal systems we developed and any software we acquired were limited and designed or purchased with the Year 2000 taken into consideration.

       We have designated an employee committee that is responsible for (1) identifying and assessing Year 2000 issues, (2) modifying, upgrading or replacing computer systems, (3) testing internal and third party systems and,
(4) developing contingency plans in the event that a system or systems fail. This committee periodically reports to management regarding progress being made in addressing the Year 2000 issue. Management, in turn, periodically reports to the Board of Directors on the issue.

       We rely on third party business and government agencies to provide goods and services which are critical to our operations, including the FAA, the DOT, local airport authorities, including DIA, utilities, communication providers, financial institutions including credit card companies and fuel suppliers. We are reviewing, and have initiated formal communications with, these third party service providers to determine their Year 2000 readiness, the extent to which we are vulnerable to any failure by such third parties to remediate their Year 2000 problems and to resolve such issues to the extent practicable.

       All internal systems are in the testing and remediation phases. The customer reservations and ticketing system and the credit card processing system, for example, have already been tested and remediated. These systems are outsourced and the costs of modifying and testing these systems are being absorbed by the third party provider. Our general accounting and payroll systems have been upgraded to new versions that are certified as being Year 2000 compliant at an insignificant cost to us. Our crew and dispatch training records, aircraft maintenance records and inventory control are in the final stages of being automated from manual systems to computer systems that are certified as being Year 2000 compliant. The Boeing Company has verified that the computer systems on the aircraft type operated by us are, or will be, Year 2000 compliant before the year 2000. We plan to complete the testing and remediation phases by September 30, 1999, and the contingency planning phase by October 31, 1999.

       We have utilized existing resources with the exception of four temporary personnel and have incurred $60,000 of expenses to implement our Year 2000 project as of March 31, 1999. The total remaining costs of the Year 2000 project are expected to be insignificant and will be funded through cash from operations. The costs and the dates on which we anticipate completion of the Year 2000 project are based on our best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

       Despite our efforts to address Year 2000 issues, we could potentially experience disruptions to some of our operations, including those resulting from non-compliant systems used by third party businesses and governmental entities. Our business, financial condition or results of operations could be materially adversely affected by the failure of our systems or those operated by third parties upon which our business relies.

Item 2:  Properties

       We have leased approximately 42,000 square feet of office space in Denver with terms ending August 2000 and January 2001 at a current annual rental of approximately $543,000. This facility provides space for our reservations center together with space for administrative activities, including senior management, purchasing, accounting, sales, marketing, advertising, human resources, maintenance and engineering and management information systems.

       Each  airport  location   requires  leased  space  associated  with  gate
operations, ticketing and baggage operations. We either lease the ticket counters, gates and airport office facilities at each of the airports we serve from the appropriate airport authority or sublease them from other airlines.

       We have entered into an airport lease and facilities agreement with the City and County of Denver at DIA that expires in 2005. We sublease ticket counter space and four gates at DIA from Continental Airlines until March 1, 2000 and a portion of Continental Airlines' hangar at DIA until January 1, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Risk Factors."

Item 3:  Legal Proceedings

       In  February  1997,  we filed a  complaint  with the U.S.  Department  of
Justice ("DOJ") alleging that United Airlines has engaged in predatory, anticompetitive and monopolistic practices at DIA. The complaint asks the agency to investigate eight separate counts of potential antitrust violations. The eight counts range from "capacity dumping" in markets served by competitors to alleged abuses relating to United's pricing practices, "exclusive dealing" with corporate customers and commuter carriers, and other tactics used by United to allegedly drive competitors from its markets. In early 1998 we received and answered a DOJ Civil Investigative Demand which requested information and documents in our possession relating to possible violations of the federal antitrust laws concerning monopolization or attempts to monopolize air transportation in certain markets, including certain Denver city-pair markets. To date, the DOJ has not acted on our complaint. Although the DOJ recently filed a federal civil antitrust action against another major U.S. carrier with respect to certain alleged anti-competitive practices against smaller carriers, we are unable to predict what action, if any, the DOJ will take in response to our complaint.

       In a related matter, the DOT, in response to complaints by us and other smaller airlines, in April 1998 published a number of proposed guidelines designed to identify predatory practices in the airline industry, along with enforcement policies. We are unable to predict what actions, if any, will be taken either by the DOT or by Congress with respect to these issues.

       From time to time, we are engaged in routine litigation incidental to our business. Except as may be otherwise specifically discussed in this section, we believe there are no legal proceedings pending in which we are a party or of which any of our property is the subject that are not adequately covered by insurance maintained by us, or which if adversely decided, would have a material adverse effect upon our business or financial condition.

Item 4:  Submission of Matters to a Vote of Security Holders

       During the fourth quarter of the year covered by this report, we did not submit any matters to a vote of our security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

       Until May 26, 1999, our Common Stock was traded on the Nasdaq SmallCap Market under the symbol "FRNT." Effective May 26, 1999, our Common Stock began trading on the Nasdaq National Market. Our stock will continue to trade under the symbol "FRNT." We were able to move from the SmallCap Market to the National Market because of our ability to meet minimum requirements in areas such as net tangible assets, market capitalization, public float, number of shareholders and corporate governance.

       The following table shows the range of high and low bid prices per share for our Common Stock for the periods indicated and as reported by Nasdaq through May 25, 1999, and thereafter the high and low sale prices as reported by Nasdaq. Market quotations listed here represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions. As of June 18, 1999 there were 652 holders of record of our Common Stock.

                                                            Price Range of
                                                            Common Stock
           Quarter Ended                                   High         Low

           June 30, 1997                                $ 4 7/16    $ 2 15/16
           September 30, 1997                             4 5/16      2 13/32
           December 31, 1997                              3  5/8      1 9/16
           March 31, 1998                                 4           1 3/4

           June 30, 1998                                  3 7/8       2 7/8
           September 30, 1998                             4 5/8       3
           December 31, 1998                              5 3/8       3
           March 31, 1999                                 10          4 15/16

           June 30, 1999 (through June 18, 1999)        17 3/16       9 1/2

Recent Sales of  Securities

       In April 1998, in connection with a private placement of 4,363,001 shares of our Common Stock, we issued a warrant to an institutional investor to purchase 716,929 shares of our Common Stock at a purchase price of $3.75 per share, which warrant expires in April 2002. In May 1998, we issued a warrant to a financial advisor in connection with debt and equity financings to purchase 548,000 shares of our Common Stock at a purchase price of $3.00 per share, which warrant expires in May 2003. In September 1998 we issued to a financial consultant a warrant to purchase 15,000 shares of our common stock at a purchase price of $3.57 per share, which warrant expires in September 2003. Each of these transactions was made under an exemption from registration under the Securities Act of 1933 pursuant to Sections 4(2) or 4(6) thereof, although the shares underlying the warrants issued to the institutional investor and financial advisor were subsequently registered with the Securities and Exchange Commission on Forms S-3.

       During the period April 1, 1998 through June 16, 1999, various holders of warrants to purchase our Common Stock exercised their warrants and we issued Common Stock as described below:

                                                      Warrant
                                    Number of        Exercise          Dates of
Warrant Holder                    Shares Issued       Price            Exercise

Initial Public Offering
Underwriter (and affiliates)         110,000          $5.525           3/29/99-
                                                                       5/18/99

Aircraft Lessor                      395,000        $5.00-$7.19        5/6/99 &
                                                                       6/16/99

Lender                             1,750,000          $3.00            7/30/98-
                                                                       2/19/99

Financial Advisor                    548,000          $3.00            6/14/99

Consultant                            20,000          $3.00           12/23/98

       As of June 18, 1999, we have granted stock options to our employees and directors to purchase up to 2,658,750 shares of Common Stock, 927,396 of which options have been previously exercised and 1,038,020 of which are currently exercisable at exercise prices ranging from $1.00 to $3.86 per share.

Dividend Policy

       We have not declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to fund operations and the continued development of our business, and, thus, do not expect to pay any cash dividends on our Common Stock in the foreseeable future. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Rights Dividend Distribution

       In February 1997, our Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of our Common Stock to shareholders of record at the close of business on March 15, 1997. Except as described below, each Right, when exercisable, entitles the registered holder to purchase from us one share of Common Stock at a purchase price of $17.50 per share (the "Purchase Price"), subject to adjustment. The Rights expire at the close of business on February 20, 2007, unless we redeem or exchange them earlier as described below. The description and terms of the Rights are set forth in a Rights Agreement, as amended by amendments dated June 30, 1997 and December 5, 1997 (as so amended, the "Rights Agreement").

       The Rights are exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons other than us, our subsidiaries or any person receiving newly-issued shares of Common Stock directly from us or indirectly via an underwriter in connection with a public offering by us (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock.

       If any person becomes an Acquiring Person other than pursuant to a Qualifying Offer (as defined below), each holder of a Right has the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, all Rights that are beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable in any event until such time as the Rights are no longer redeemable by us as set forth below.

       A "Qualifying Offer" means a tender offer or exchange offer for, or merger proposal involving, all outstanding shares of Common Stock at a price and on terms determined by at least a majority of the Board of Directors who are not our officers or employees and who are not related to the Person making such offer, to be fair to and in the best interests of the Company and our shareholders.

       If after the Stock Acquisition Date we are acquired in a merger or other business combination transaction in which the Common Stock is changed or exchanged or in which we are not the surviving corporation (other than a merger that follows a Qualifying Offer) or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

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

       At any time until ten days following the Stock Acquisition Date, we may redeem the Rights in whole at a price of $.01 per Right. Upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.01 redemption price.

       While the distribution, if any, of the Rights will not be taxable to shareholders or to us, shareholders may, depending upon the circumstances, recognize taxable income if the Rights become exercisable for Common Stock (or other consideration) of the Company or for common stock of the acquiring company.

Item 6:  Selected Financial Data

       The following selected financial data as of and for each of the years ended March 31, 1999, 1998, 1997, 1996 and 1995 are derived from our audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the related notes thereto included elsewhere in this Report.

                                                                     Year Ended March 31,
                                                    1999           1998         1997         1996         1995
                                               ------------------------------------------------------------------
Statement of Operations Data:
Total operating revenues (000s)                     $220,608     $147,142     $116,501      $70,393      $24,595
Total operating expenses (000s)                      195,928      165,697      129,662       76,325       32,692
Operating income (loss) (000s)                        24,680      (18,554)     (13,161)      (5,933)      (8,122)
Net income (loss) (000s)                              30,566      (17,746)     (12,186)      (5,582)      (7,999)
Net income (loss) per share
  basic                                                 2.14       (1.95)       (1.49)       (1.23)       (2.56)
  diluted                                               1.98       (1.95)       (1.49)       (1.23)       (2.56)
Balance Sheet Data:
Cash and cash equivalents (000s)                     $47,289       $3,641      $10,286       $6,359       $3,835
Current assets (000s)                                 94,209       33,999       31,470       25,797        8,270
Total assets (000s)                                  119,620       50,598       44,093       30,990       13,746
Current liabilities (000s)                            68,721       50,324       32,745       25,844        9,529
Long-term debt (000s)                                    435        3,566           56           92          147
Total liabilities (000s)                              75,230       56,272       34,210       26,289       12,104
Stockholders' equity (deficit) (000s)                 44,391       (5,673)       9,883        4,701        1,642
Working capital (deficit) (000s)                      25,488      (16,325)      (1,275)         (47)      (1,259)

Selected Operating Data:
Passenger revenue (1) (000s)                        $214,311     $142,018     $113,758      $68,455      $23,883
Revenue passengers carried (000s)                      1,664        1,356        1,180          758          269
Revenue passenger miles (RPMs) (2) (000s)          1,506,597    1,119,378      839,939      479,887      147,215
Available seat miles (ASMs) (3) (000s)             2,537,503    1,996,185    1,419,720      844,161      357,089
Passenger load factor (4)                              59.4%        56.1%        59.2%        56.8%        41.2%
Break-even load factor (5)                             52.4%        63.1%        65.5%        61.5%        55.0%
Block hours (6)                                       52,789       42,767       32,459       20,783        9,719
Departures                                            25,778       22,257       18,910       14,957        8,779
Average seats per departure                              125          124          118          112          108
Average stage length                                     787          723          636          504          377
Average length of haul                                   905          826          712          633          547
Aircraft miles                                        20,300       16,098       12,032        7,537        3,306
Average daily block hour utilization (7)                 9.6          9.5         10.3          9.9          8.7
Yield per RPM ( 8) (cents)                             14.22        12.69        13.54        14.26        16.22
Total yield per RPM (9) (cents)                        14.64        13.15        13.87        14.67        16.71
Total yield per ASM (10) (cents)                        8.69         7.37         8.21         8.34         6.89
Expense per ASM (cents)                                 7.72         8.30         9.13         9.04         9.16
Expense per ASM excluding fuel (cents)                  6.82         7.13         7.61         7.65         7.73
Passenger revenue per block hour                      $4,060       $3,321       $3,505       $3,294       $2,457
Average fare (11)                                       $123         $100          $92          $88          $88
Average aircraft in service                             15.0         12.3          9.6          5.7          4.1
EBITDAR (12) (000s)                                   58,848        7,437        4,576          942       (5,618)
EBITDAR as a % of revenue                              26.7%         5.1%         3.9%         1.3%       (22.8%)

Note:  We did not begin flight operations until July 1994 (during the fiscal year ended March 31, 1995).

(1) "Passenger revenue" includes revenues for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(2) "Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(3) "Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(5) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses
(6) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(7) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(8) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(9) "Total Yield per RPM" is determined by dividing total revenues by revenue passenger miles.
(10) "Total Yield per ASM" is determined by dividing passenger revenues by available seat miles.
(11) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(12) "EBITDAR", or "earnings before interest, income taxes, depreciation, amortization and aircraft rentals," is a supplemental financial measurement we and many airline industry analysts use in the evaluation of our business However, EBITDAR should only be read in conjunction with all of our financial statements appearing elsewhere herein, and should not be construed as an alternative either to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Item 7: Management's Discussion and Analysis of Financial Condition and Result of Operations

Selected Operating Statistics

       The following table provides our operating revenues and expenses expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the years ended March 31, 1999, 1998 and 1997.

                                                1999                      1998                     1997
                                      ------------------------  -----------------------  -----------------------
                                          Per          %            Per           %          Per          %
                                         total        of           total         of         total        of
                                          ASM       Revenue         ASM        Revenue       ASM       Revenue


      Revenues:
          Passenger                       8.44        97.2%         7.11       96.5%        8.01         97.6%
          Cargo                           0.19         2.2%         0.15        2.1%        0.14          1.7%
          Other                           0.06         0.6%         0.11        1.4%        0.06          0.7%
                                      -----------  -----------  -----------  ----------  -----------  ----------
      Total revenues                      8.69       100.0%         7.37      100.0%        8.21        100.0%


      Operating expenses:
          Flight operations               3.12        35.9%         3.32       45.1%        3.71         45.2%
          Aircraft and traffic servicing  1.35        15.5%         1.54       20.9%        1.75         21.3%
          Maintenance                     1.42        16.4%         1.59       21.6%        1.76         21.4%
          Promotion and sales             1.40        16.1%         1.47       19.9%        1.52         18.5%
          General and administrative      0.36         4.2%         0.32        4.3%        0.33          4.0%
          Depreciation and amortization   0.07         0.7%         0.06        0.9%        0.08          0.9%
                                      ===========  ===========  ===========  ==========  ===========  ==========
      Total operating expenses            7.72        88.8%         8.30      112.6%        9.13        111.3%
                                      ===========  ===========  ===========  ==========  ===========  ==========

      Total ASMs (000s)                2,537,503                 1,996,185                1,419,720



Results of Operations - Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

General

       We are a scheduled airline based in Denver, Colorado. We currently operate routes linking our Denver hub to 19 cities in 15 states spanning the nation from coast to coast. At present, we use up to seven gates at Denver International Airport ("DIA") for approximately 92 daily flight departures and arrivals. During the year ended March 31, 1999, we added Atlanta, Georgia and Dallas/Ft. Worth, Texas to our route system and re-entered the San Diego, California and Las Vegas, Nevada markets. On June 14, 1999 we commenced service in the Denver-Portland, Oregon market.

       Organized in February 1994, we commenced flight operations as a regional carrier in July 1994 with two leased Boeing 737-200 jet aircraft. We have since expanded our fleet to 20 leased jets as of June 1999, including eight Boeing 737-200s and twelve larger Boeing 737-300s. During the year ended March 31, 1999, we added two additional leased Boeing 737-300 aircraft and one Boeing 737-200A to our fleet.

       On June 30, 1997, we signed an Agreement and Plan of Merger ("the Merger Agreement") providing for our merger (the "Merger") with Western Pacific Airlines. Pursuant to the Merger Agreement, a "code share" marketing alliance between us and Western Pacific went into effect on August 1, 1997, in effect integrating the route networks of the two airlines. On September 29, 1997, we both mutually agreed to terminate the Merger Agreement and the code-share arrangement. The separation of the two carriers required us to implement a costly restructuring of our flight schedule and route system to support a stand-alone operation competing against both Western Pacific and United Airlines, the dominant air carrier at DIA. On October 5, 1997, Western Pacific filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Western Pacific ceased operations on February 4, 1998. The Merger Agreement and our competition with Western Pacific adversely affected our results of operations for the year ended March 31, 1998.

       As a result of the expansion of our operations and the cessation of service by Western Pacific during the year ended March 31, 1999, our results of operations are not necessarily indicative of future operating results or comparable to the prior year ended March 31, 1998.

       Small fluctuations in our yield per RPM or expense per ASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect the our liquidity, cash flows and results of operations.

Results of Operations

       We had net income of $30,566,000 or $1.98 per diluted share for the year ended March 31, 1999 as compared to a net loss of $17,746,000 or $1.95 per share for the year ended March 31, 1998. During the year ended March 31, 1999 as compared to the prior comparable period, we experienced higher fares as a result of increases in business travelers, decreased competition as a result of the demise of Western Pacific, and an increase in the average length of haul and stage length. Our cost per ASM declined to 7.72(cent) during the year ended March 31, 1999 from 8.30(cent) for the prior comparable period, principally as a result of lower fuel prices and improved operating efficiencies and economies of scale as our fixed costs were spread across a larger base of operations.

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the year ended March 31, 1999, our break-even load factor was 52.4% compared to the passenger load factor achieved of 59.4%. For the year ended March 31, 1998, our break-even load factor was 63.1% compared to the achieved passenger load factor of 56.1%. Our break-even load factor decreased from the prior comparable period largely as a result of an increase in our average fare to $123 during the year ended March 31, 1999 from $100 during the year ended March 31, 1998, an increase in our total yield per RPM from 13.15(cent) for the year ended March 31, 1998 to 14.64(cent) for the year ended March 31, 1999, and a decrease in our expense per ASM to 7.72(cent) for the year ended March 31, 1999 from 8.30(cent) for the year ended March 31, 1998.

Revenues

       Our revenues are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on our revenues. Because of the elasticity of passenger demand, we believe that increases in fares will result in a decrease in passenger demand in many markets. We cannot predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitive fares in order to maintain our market share. Passenger revenues are seasonal in leisure travel markets depending on the markets' locations and when they are most frequently patronized.

       Our average fare for the years ended March 31, 1999 and 1998 was $123 and $100, respectively. We believe that the increase in the average fare during the year ended March 31, 1999 over the prior comparable period was largely a result of our focus on increasing the number of business travelers, decreased competition as a result of the demise of Western Pacific, and an increase in the average length of haul and stage length. The average length of haul increased from 825 miles for the year ended March 31, 1998 to 905 miles for the year ended March 31, 1999. We also experienced higher average fares in certain of our markets as a result of accommodating Northwest Airlines passengers during that carrier's pilot strike in August and September 1998.

       Passenger Revenues. Passenger revenues totaled $214,311,000 for the year ended March 31, 1999 compared to $142,018,000 for the year ended March 31, 1998, or an increase of 50.9%. We carried 1,664,000 revenue passengers for the year ended March 31, 1999 compared to 1,356,000 for the year ended March 31, 1998 or an increase of 22.7%. We had an average of 15 aircraft in our fleet during the year ended March 31, 1999 compared to an average of 12.3 aircraft during the year ended March 31, 1998, an increase of 22%, and ASMs increased 541,318,000 or 27.1%.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $4,881,000 and $3,009,000 for the years ended March 31, 1999 and 1998, respectively, representing 2.2% and 2.0% of total operating revenues, respectively, or an increase of 62.2%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $1,415,000 and $2,115,000 or .6% and 1.4% of total operating revenues for each of the years ended March 31, 1999 and 1998, respectively. Other revenues were higher during the year ended March 31, 1998 as a result of ticket handling fees associated with the code share agreement with Western Pacific. Ticket handling fees are earned by the ticketing airline to offset ticketing costs incurred on segments ticketed on the flight operated by our code share partner. We recognized approximately $1,007,000 in ticket handling fees associated with our code share agreement with Western Pacific during the year ended March 31, 1998. The costs that offset this revenue are included in sales and promotion expenses.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses were $195,928,000 and $165,697,000 for the years ended March 31, 1999 and 1998 and represented 88.8% and 112.6% of total revenue, respectively. Operating expenses decreased as a percentage of revenue during the year ended March 31, 1999 as we experienced significantly lower fuel prices and improved operating efficiencies and economies of scale as our fixed costs were spread across a larger base of operations.

       Flight Operations. Flight operations expenses of $79,247,000 and $66,288,000 were 35.9% and 45.1% of total revenue for the years ended March 31, 1999 and 1998, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $22,758,000 for 41,082,000 gallons used and $23,332,000 for 33,098,000 gallons used resulted in an average fuel cost of 55.4(cent) and 70.5(cent) per gallon and represented 28.7% and 35.2% of total flight operations expenses for the years ended March 31, 1999 and 1998, respectively. The average fuel cost per gallon decreased for the years ended March 31, 1999 and 1998 from the comparable prior period due to an overall decrease in the market price of fuel. Fuel prices are subject to change weekly as we do not purchase supplies in advance for inventory. Fuel consumption for each of the years ended March 31, 1999 and 1998 averaged 778 and 774 gallons per block hour, respectively.

       Aircraft lease expenses totaled $32,958,000 (14.9% of total revenue) and $24,330,000 (16.5% of total revenue) for the years ended March 31, 1999 and 1998, respectively, or an increase of 35.5%. The increase is largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet which resulted in the increase in the average number of aircraft to 15 from 12.3, or 22%, for the years ended March 31, 1999, respectively.

       Aircraft insurance expenses totaled $2,425,000 (1.1% of total revenue) for the years ended March 31, 1999 and 1998 offset by a profit commission of $153,000 for the policy period ended June 6, 1998. The profit commission was earned because we had no aircraft hull insurance claims during the 1997-1998 policy year. Aircraft insurance expenses for the year ended March 31, 1998 were $2,989,000 (2% of total revenue). Aircraft insurance expenses decreased as a percentage of revenue as a result of competitive pricing in the aircraft insurance industry, our favorable experience rating since we began flight operations in July 1994 and economies of scale due to the increase in fleet size.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $10,653,000 and $8,708,000 or 5% and 6.1% of passenger revenue for each of the years ended March 31, 1999 and 1998, or an increase of 22.3%. Pilot and flight attendant compensation increased principally as a result of a 22% increase in the average number of aircraft in service, general wage rate increases, and an increase of 23.4% in block hours. We pay pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during that period to appear high in relationship to the average number of aircraft in service. When we are not in the process of adding aircraft to our system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, our expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $34,147,000 and $30,685,000 (an increase of 11.3%) for the years ended March 31, 1999 and 1998, respectively, and represented 15.5% and 20.9% of total revenue. These include all expenses incurred at airports served by us, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the year ended March 31, 1999 over the year ended March 31, 1998 as a result of our rental costs (in particular, the gate rentals at DIA and other cities where we added additional frequencies), which are largely fixed costs, remaining relatively constant as compared to the increase in revenue. Additionally, we began our own ground handling operations at DIA effective September 1, 1998 which is more cost effective than using a third party contractor. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system.

       Maintenance. Maintenance expenses of $36,090,000 and $31,791,000 were 16.4% and 21.6% of total revenue for the years ended March 31, 1999 and 1998, respectively. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense is accrued monthly. Effective March 1999, we began to conduct certain aircraft heavy maintenance checks in-house which we expect will reduce maintenance expenses in future years. During the quarter ended March 31, 1999, we reduced our accrued maintenance expenses for these heavy maintenance checks by approximately $1,100,000 as a result of the reduced costs associated with performing these heavy maintenance checks in-house. Maintenance cost per block hour was $684 and $743 per block hour for the years ended March 31, 1999 and 1998, respectively. Maintenance costs per block hour decreased as a result of six new aircraft we added to our fleet during the past two years, by bringing certain aircraft heavy maintenance checks in-house, the fixed rental cost of the hangar facility being spread over a larger aircraft fleet offset by FAA mandated corrosion inspections on our 737-200s. The newer aircraft require fewer routine repairs and are generally covered by a warranty period of approximately up to three years on standard Boeing components. We believe that these costs will continue to normalize as we add additional aircraft to our fleet.

       Promotion and Sales. Promotion and sales expenses totaled $35,621,000 and $29,329,000 and were 16.1% and 19.9% of total revenue for the years ended March 31, 1999 and 1998, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. Our promotion and sales expenses for the year ended March 31, 1998 included expenses as a result of the code share agreement with Western Pacific, under which we incurred additional communications, computer reservation, and interline service charges and handling fees for the code share agreement. These expenses were offset, in part, by interline handling fees earned which are included in other revenues. We did not have any code share agreements during the year ended March 31, 1999 that had as large of an impact on our expenses as the code share agreement with Western Pacific. Promotion and sales expenses decreased as a percentage of revenue for the year ended March 31, 1999 over the prior comparable period largely as a result of the increase in revenue.

       Promotion and sales expenses per passenger decreased to $21.41 from $21.63 for year ended March 31, 1999, as a result of the elimination of expenses related to the code share agreement with Western Pacific offset by increased reservation costs and an increase in credit card fees. The costs of reservation expenses increased as a result of outsourcing part of our reservations requirements. These increased costs were offset by a decrease in travel agency commissions. During April 1998, we reduced travel agency commissions to 8% from 10%, matching an 8% commission instituted by our competitors in the fall of
1997. Additionally, our direct sales, which are not subject to commissions, increased as a percentage of passenger revenue. Travel agency commissions and interline service charges and handling fees, as a percentage of passenger revenue, before non-revenue passengers, administrative fees and breakage (revenue from expired tickets), decreased to 5.6% for the year ended March 31, 1999 from 7.6% for the year ended March 31, 1998.

       Advertising expenses of $3,900,000 were 1.8% of passenger revenue for the year ended March 31, 1999, compared to $3,048,000 or 2.2% of passenger revenue for the year ended March 31, 1998. As new cities are added to our flight schedule, advertising and marketing promotions are designed and implemented to increase awareness of our new service, name and brand awareness. Advertising expenses decreased as a percentage of revenue largely as a result of the increase in the average fare. Additionally, during the year ended March 31, 1998 we competed with Western Pacific for the low fare market which required a higher volume of advertising.

       General and Administrative. General and administrative expenses for the years ended March 31, 1999 and 1998 totaled $9,163,000 and $6,353,000, respectively, and were 4.2% and 4.3% of total revenue, respectively. These expenses include the wages and benefits for our executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. Included in general and administrative expenses for the year ended March 31, 1999 were accrued bonuses and related payroll taxes for our employees which totaled approximately $1,830,000. This was the first time we paid bonuses to our employees. Included in general and administrative expenses during the year ended March 31, 1998 were unusual expenses of approximately $500,000 associated with the terminated Merger Agreement with Western Pacific.

       Depreciation and Amortization. Depreciation and amortization expenses of $1,659,000 and $1,251,000 were approximately .8% and .9% of total revenue for the years ended March 31, 1999 and 1998, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

       Nonoperating Income (Expense). Net nonoperating income totaled $406,000 for the year ended March 31, 1999 compared to $808,000 for the year ended March 31, 1998. Interest income increased from $722,000 to $1,556,000 during the year ended March 31, 1999 from the prior comparable period due to an increase in cash balances as a result of the sale of Common Stock in April 1998 and an increase in cash from operating activities. Interest expenses increased to $701,000 from $324,000 during the year ended March 31, 1999 from the prior year. In December 1997, we sold $5,000,000 of 10% senior notes. In connection with this transaction, we issued the lender warrants to purchase 1,750,000 shares of Common Stock. Interest expense paid in cash and the accretion of the warrants and deferred loan expenses associated with the senior secured notes totaled $568,000 and $263,000 during the years ended March 31, 1999 and 1998, respectively. See Note 4 to the Financial Statements. Other, net nonoperating expense was $449,000 for the year ended March 31, 1999 compared to other, net nonoperating income of $410,000 for the year ended March 31, 1998. Other, net nonoperating expense for the year ended March 31, 1999 includes $486,000 of unamortized deferred loan and warrant costs associated with the senior secured notes that remained at the time we prepaid the debt.

       Income Tax Benefit: We recognized an income tax benefit of $5,480,000 primarily attributable to the probable realization of our remaining income tax loss carryforwards for which a valuation allowance had been previously recorded. As a result of our profitability for the year ended March 31, 1999 and projected taxable income for the year ending March 31, 2000, a valuation allowance was no longer considered necessary.

       Expenses per ASM. Our expenses per ASM for the years ended March 31, 1999 and 1998 were 7.72(cent) and 8.30(cent), respectively, or a decrease of 7%. Expenses per ASM decreased from the prior comparable period as a result of economies of scale as fixed costs were spread across a larger base of operations, a decrease in fuel prices, and the increase in average ASMs per aircraft as we added aircraft with greater seating capacity compared to earlier fleet additions. Expenses per ASM excluding fuel for the year ended were 6.82(cent) and 7.13(cent), respectively, or a decrease of 4.3%. Expenses per ASM are influenced to a degree by the amount of aircraft utilization and by aircraft seating configuration. For example, with the 108 seat all coach seating configuration selected by us on five of our Boeing 737-200 aircraft, the expenses per ASM for us are higher by 11% when compared with the 120 seat alternative used by many carriers. Our average seats per aircraft for the year ended March 31, 1999 were 125 as compared to 124 seats per aircraft for the year ended March 31, 1998, with the increase in our Boeing 737-300 aircraft.


Results of Operations - Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

General

       During the year ended March 31, 1998, we added four new Boeing 737-300 aircraft to our fleet. As a result of these new aircraft fleet additions, we added service to Boston, Massachusetts in September 1997, Baltimore, Maryland in November 1997 and New York (LaGuardia), New York in December 1997. We terminated service to Las Vegas, Nevada in August 1997 and San Diego, California and St. Louis, Missouri in November 1997.

       In June 1997, we signed the Merger Agreement with Western Pacific. In September 1997, we mutually agreed to terminate the Merger Agreement. On October 5, 1997, Western Pacific filed for protection under Chapter 11 of the U.S.
Bankruptcy Code. Western Pacific, which originally began service to and from Colorado Springs, Colorado, commenced service from DIA on June 29, 1997. On February 4, 1998, Western Pacific ceased flight operations and has since been engaged in liquidating its business.

       As a result of our expansion of operations during the year ended March 31, 1998, our results of operations are not necessarily indicative of future operating results or comparable to the prior year ended March 31, 1997.

Results of Operations

       We incurred a net loss of $17,746,000 or $1.95 per share for the year ended March 31, 1998 as compared to a net loss of $12,186,000 or $1.49 per share for the year ended March 31, 1997. We believe that our operating results were adversely affected during the year ended March 31, 1998 by a code share agreement with Western Pacific which, in connection with the proposed merger with Western Pacific, was effective August 1, 1997. The code share was designed to coordinate our schedule with Western Pacific's schedule at DIA. The code share agreement was terminated effective November 15, 1997 as a part of the mutual termination of the Merger Agreement. As a result of the schedule implemented under the code share agreement, we had flights scheduled in certain markets that were not at peak travel times. This arrangement did not benefit us as an independent airline. As a result of the termination of the Merger Agreement and code share agreement, we introduced a new, independent schedule, terminated service to San Diego, California and St. Louis, Missouri, and added routes to Baltimore, Maryland and to New York City's La Guardia Airport in November and December 1997. Competition from Western Pacific on several of our routes adversely affected our yields and load factors. Additionally, during the year ended March 31, 1998 as compared to the prior comparable period, we experienced higher average aircraft lease expenses on our newer aircraft, higher maintenance expenses associated with our in-house maintenance operation which began in September 1996, and unusual general and administrative expenses associated with the Western Pacific merger.

Revenues

       General. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. We believe that revenues will gradually increase in a new market over a 60 to 120 day period as market penetration is achieved. We added three new markets during the year ended March 31, 1998 and four new markets during the year ended March 31, 1997.

       During the years ended March 31, 1998 and 1997, we faced significant competitive actions by two airlines that maintained hubs at DIA. During the year ended March 31, 1997, we competed with United Airlines with respect to fare and other competitive actions. During the year ended March 31, 1998, we, as well as competing with United Airlines for passenger traffic and on fares, also were forced to compete with Western Pacific in six of our markets where Western Pacific was offering extremely low fares in an effort we believe was targeted toward increasing load factor and revenues. The effect upon us of this competition during the year ended March 31, 1997 was a low average fare and, to a lesser degree, fewer passengers carried, and during the year ended March 31, 1998 fewer passengers carried and with a slight downward effect on the average fare. Western Pacific discontinued all flight operations on February 4, 1998 and has since been engaged in liquidating its business.

       Our average fares for the years ended March 31, 1998 and 1997 were $100 and $92, respectively. We believe that the increase in the average fare during the year ended March 31, 1998 over the prior comparable period was largely a result of our focus on increasing business travelers, an increase in the average length of haul and stage length, and reduced fare competition from United Airlines, offset by low pricing by Western Pacific. Effective October 1, 1997, the U.S. Congress reduced the 10% excise tax to 9%, but added a per-flight-segment fee of $1 on domestic flights. The tax decreases to 8% October 1, 1998 and to 7.5% on October 1, 1999. The per-flight-segment fee increased to $2 effective October 1, 1998, $2.25 effective October 1, 1999 and thereafter increases in annual amounts of 25 cents until it reaches $3 effective October 1, 2002.

       Passenger Revenue. Passenger revenues totaled $142,018,000 for the year ended March 31, 1998 compared to $113,758,000 for the year ended March 31, 1997, or an increase of 24.8%. Competition increased dramatically during the months of July through January 1998 when Western Pacific began operations at DIA and even more significantly during the months of October 1997 through January 1998 once our merger and code share agreements with Western Pacific were terminated. This increased competition had a negative impact on the number of revenue passengers we carried. The number of revenue passengers carried was 1,356,000 for the year ended March 31, 1998 compared to 1,181,000 for the year ended March 31, 1997 or an increase of 14.9%. We had an average of 12.3 aircraft in service during the year ended March 31, 1998 compared to an average of 9.6 aircraft in service during the year ended March 31, 1997 resulted in an increase in ASMs of 576,465,000 or 40.6%.

       For the year ended March 31, 1998, our break-even load factor was 63.1% compared to a passenger load factor of 56.1%. For the year ended March 31, 1997, our break-even load factor was 65.5% compared to a passenger load factor of 59.2%. Our break-even load factor decreased from the prior comparable period largely as a result of an increase in our average fare to $100 during the year ended March 31, 1998 from $92 during the year ended March 31, 1997.

       Our load factor decreased to 56.1% for the year ended March 31, 1998 from 59.2% the prior comparable period. We believe that our load factor for the year ended March 31, 1998 was adversely affected by increased competition from Western Pacific and the ramp-up effect from new routes we added during September, November and December 1997.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $3,009,000 and $1,956,000 for the years ended March 31, 1998 and 1997, representing 2.1% and 1.7% of total operating revenues, respectively.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $2,115,000 and $786,000 or 1.4% and .7% of total operating revenues for the years ended March 31, 1998 and 1997, respectively. The increase for the year ended March 31, 1998 over the prior comparable period is due to the increase in ticket handling fees associated with the code share agreement with Western Pacific. Ticket handling fees are earned by the ticketing airline to offset ticketing costs incurred on segments ticketed on the flight operated by our code share partner. We recognized approximately $1,007,000 in ticket handling fees associated with our code share agreement with Western Pacific during the year ended March 31, 1998. The costs which offset this revenue are included in sales and promotion expenses.

Operating Expenses

       Total operating expenses increased to 112.6% of revenue for the year ended March 31, 1998 compared to 111.3% of revenue for the year ended March 31, 1997. Operating expenses increased as a percentage of revenue as our revenue was adversely effected by lower load factors caused by increased competition and we also experienced higher average aircraft lease expenses on our newer larger aircraft, higher maintenance expenses associated with our in-house maintenance operation which began in September 1996, and unusual general and administrative expenses associated with the Western Pacific merger.

       Flight Operations.   Flight   operations   expenses  of  $66,288,000  and
$52,650,000 were 45.1% and 45.2% of total revenue for years ended March 31, 1998 and 1997, respectively, or an increase of 25.9%.

       Aircraft fuel costs of $23,332,000 for 33,098,000 gallons used and $21,551,000 for 25,926,000 gallons used resulted in an average fuel cost of 70.5(cent) and 83.1(cent) per gallon and represented 35.2% and 40.9% of total flight operations expenses for the years ended March 31, 1998 and 1997, respectively. The average fuel cost per gallon decreased for the year ended March 31, 1998 from the comparable prior period due to an overall decrease in the cost of fuel. Fuel prices are subject to change weekly as we do not purchase supplies in advance for inventory. Fuel consumption for the years ended March 31, 1998 and 1997 averaged 774 and 799 gallons per block hour, respectively. Fuel consumption per block hour decreased as a result of more fuel efficient aircraft and an increase in the average length of haul.

       Aircraft lease expenses, excluding short-term aircraft lease expenses, totaled $24,330,000 (16.5% of total revenue) and $16,704,000 (14.3% of total revenue) for the years ended March 31, 1998 and 1997, respectively, or an increase of 45.7%. The increase is partially attributable to the increase in the average number of aircraft in service to 12.3 from 9.6, or 28.1%, for the years ended March 31, 1998 and 1997, respectively, and largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet. In August 1996, we entered into short-term lease agreements in order to add a partial spare to our fleet to improve our on-time performance and completion factors and to substitute for aircraft in our fleet that were out of service for scheduled maintenance. Total expenses associated with the short-term lease agreements totaled $3,359,000 for the months of August 1996 through March 1997 and none during the year ended March 31, 1998. Because of the increase in our fleet size, we use at certain times up to one of our aircraft as a spare and schedule most of our major maintenance cycles to coincide with lesser traveled months.

       Aircraft insurance expenses totaled $2,989,000 (2.0% of total revenue) and $2,638,000 (2.3% of total revenue) for the years ended March 31, 1998 and 1997, respectively, or an increase of 13.3%. Aircraft insurance expenses decreased as a percentage of revenue as a result of competitive pricing in the aircraft insurance industry, our favorable experience rating since it began flight operations in July 1994 and economies of scale due to the increase in fleet size.

       Pilot and flight attendant salaries totaled $8,708,000 and $6,671,000 or 6.1% and 5.9% of passenger revenue for the years ended March 31, 1998 and 1997, respectively, or an increase of 30.5%. Pilot and flight attendant compensation increased principally as a result of a 28.1% increase in the average number of aircraft in service and an increase of 31.8% in block hours. During the years ended March 31, 1998, we added four leased aircraft to our fleet and during the year ended March 31, 1997, we added three leased aircraft to our fleet. We pay pilot and flight attendant salaries for training, consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, causing the compensation expense for the years ended March 31, 1998 and 1997 to appear high in relationship to the average number of aircraft in service. When we are not in the process of adding aircraft to our system, we expect that pilot and flight attendant expense per aircraft will normalize. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, our expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $30,685,000 and $24,849,000 for the years ended March 31, 1998 and 1997, respectively, and represented 20.9% and 21.3% of total revenue. These include all expenses incurred at airports served by us, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor and ground handling expenses. Station expenses as a percentage of revenue decreased during the year ended March 31, 1998 over the year ended March 31, 1997 as a result of our rental costs (in particular, gate rentals at DIA), which are largely fixed costs, remaining relatively constant as compared to the increase in revenue and more of our "above wing" (including passenger check-in at ticket counters, concourse gate operations and cabin cleaning) operations being performed by our personnel rather than by third party suppliers. We began our own "above wing" operations at Los Angeles International Airport in June 1996, Chicago (Midway) in July 1996, Seattle-Tacoma in August 1996, and El Paso, Texas effective
October 1996. Aircraft and traffic servicing expenses will increase with the addition of new cities; however, the increased existing gate utilization at DIA is expected to reduce per unit expenses.

       Maintenance. Maintenance expenses of $31,791,000 and $24,946,000 were 21.6% and 21.4% of total revenue for the years ended March 31, 1998 and 1997, respectively. These include all maintenance, labor, parts and supplies expenses related to the upkeep of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance checks are accrued each quarter. Maintenance cost per block hour was $743 and $769 for the years ended March 31, 1998 and 1997, respectively. Maintenance costs per block hour decreased as a result of lower maintenance costs associated with the four new aircraft we added to our fleet this year. Continental Airlines had been providing routine aircraft maintenance services for us at Denver but discontinued this service in September 1996. As a result, we hired our own aircraft mechanics to perform routine maintenance and subleased a portion of a hangar from Continental at DIA in which to perform this work. The performance of this work by us, together with the cost of leasing adequate hangar space, initially increased our maintenance cost per block hour. We believe that these costs will continue to normalize as we add additional aircraft to our fleet.

       During the years ended March 31, 1998 and 1997, we revised the timing of our scheduled maintenance and related estimates for our engine maintenance reserves. The revised estimate resulted in an additional reserve accrual of approximately $1,034,000 and $765,000, respectively, which approximates $24.17 and $23.57 of the total maintenance cost per block hour of $743 and $769 for the years ended March 31, 1998 and 1997, respectively.

       Promotion and Sales. Promotion and sales expenses totaled $29,329,000 and $21,526,000 and were 20.7% and 18.9% of passenger revenue for the years ended March 31, 1998 and 1997, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel. Credit card fees, travel agency commissions and computer reservations costs are included in these costs. The promotion and sales expenses per passenger were $21.63 and $18.24 for the years ended March 31, 1998 and 1997, respectively. Our promotion and sales expenses per passenger increased largely as a result of the code share agreement with Western Pacific, under which we incurred additional communications, computer reservation, credit card and interline handling fees, and increased advertising expenses. These expenses were offset, in part, by interline handling fees earned which are included in other revenues. We offer mileage credits on Continental Airlines OnePass mileage program. Our expense associated with the OnePass program has increased from $317,000 or 27(cent) per passenger for the year ended March 31, 1997 to $584,000 or 43(cent) per passenger for the year ended March 31, 1998. Our OnePass expense has increased as it has become more mature and more passengers have become aware of our participation in the OnePass program. Additionally, the increase in business travelers, who generally participate in mileage programs more than leisure travelers, has also caused an increase in the OnePass expense.

       Advertising expenses of $3,048,000 and $2,482,000 were 2.2% of passenger revenue for the years ended March 31, 1998 and 1997, respectively.

       General and Administrative. General and administrative expenses for the years ended March 31, 1998 and 1997 totaling $6,353,000 and $4,618,000 were 4.3%
and 4.0% of total revenue, respectively. These expenses include the wages and benefits for our executive officers and various other administrative personnel. Legal and accounting expenses, supplies and other miscellaneous expenses are also included in this category. Included in general and administrative expenses during the year ended March 31, 1998 are unusual expenses of approximately $513,000 associated with the terminated merger agreement with Western Pacific.

       Depreciation and Amortization. Depreciation and amortization expense of $1,251,000 and $1,072,000 were approximately .9% of total revenue for each of the years ended March 31, 1998 and 1997, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.

       Nonoperating Income (Expenses). Total net nonoperating income totaled $808,000 for the year ended March 31, 1998 compared to $975,000 for the year ended March 31, 1997, or a decrease of 17.1%. Interest income decreased from $1,034,000 to $722,000 from the prior comparable period as a result of a decrease in cash associated with the net loss incurred during the year ended March 31, 1998. In December 1997, we sold $5,000,000 of 10% senior notes. In connection with this transaction, we issued warrants to purchase 1,750,000 shares of our Common Stock. Total interest expense paid in cash and the accretion of the warrants and deferred loan expenses totaled $263,000 during the year ended March 31, 1998. We had $410,000 of other net income for the year ended March 31, 1998 which was comprised principally of $484,000 in insurance claims for our telephone switch which was subject to an electrical fire in October 1997, offset by other miscellaneous expenses.

       Expenses per ASM. Our expenses per ASM for the years ended March 31, 1998 and 1997 were 8.30(cent) and 9.13(cent), respectively, or a decrease of 9.1%. Expenses per ASM decreased from the prior comparable period as a result of the economies of scale as the fixed costs were spread across a larger base of operations and the average ASMs per aircraft have increased as we add planes with more seating capacity as compared to our earlier fleet additions. Our average seats per aircraft for the year ended March 31, 1998 were 122 as compared to 118 seats per aircraft for the year ended March 31, 1997.

Liquidity and Capital Resources

       Our balance sheet reflected cash and cash equivalents of $47,289,000 and $3,641,000 at March 31, 1999 and 1998, respectively. At March 31, 1999, total current assets were $94,209,000 as compared to $68,721,000 of total current liabilities, resulting in working capital of $25,488,000. At March 31, 1998, total current assets were $33,999,000 as compared to $50,324,000 of total current liabilities, resulting in a working capital deficit of $16,325,000. Our present working capital is largely a result of the sale in April 1998 of 4,363,001 shares of our Common Stock with net proceeds to us totaling approximately $13,650,000, combined with cash flows from operating activities during the year ended March 31, 1999.

       Cash provided by operating activities for the year ended March 31, 1999 was $35,956,000. This is attributable to our net income for the period, increases in accounts payable, air traffic liability, other accrued expenses and accrued maintenance expense, offset by increases in restricted investments, trade receivables, security, maintenance and other deposits, prepaid expenses and inventories. Cash used by operating activities for year ended March 31, 1998 was $8,158,000. This was largely attributable to our net loss for the period, an increase in restricted investments, trade receivables, security, maintenance and other deposits, and prepaid expenses and other assets, offset by increases in accounts payable, air traffic liability, other accrued expenses and accrued maintenance expenses.

       Cash used by investing activities for year ended March 31, 1999 was $6,801,000. We used $4,313,000 for capital expenditures for ground handling equipment, rotable aircraft components, maintenance equipment and aircraft leasehold costs and improvements. We used cash of $944,000 for initial lease acquisition security deposits for one aircraft delivered during the year ended March 31, 1999 and for three fiscal year 2000 deliveries. Additionally, we secured two aircraft delivered in December 1998 with letters of credit and for one aircraft delivered in April 1999 totaling $1,544,000. Our restricted investments increased $1,544,000 to collateralize the letters of credit. Cash used by investing activities for the year ended March 31, 1998 was $3,648,000, largely a result of capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements for the aircraft delivered in May, August and September 1997 and February 1998. Additionally, we secured lease obligations for the aircraft delivered in August 1997 and February 1998 with letters of credit totaling $1,500,000. In turn, we received $650,000 during the year ended March 31, 1998 from the aircraft lessor that was previously on deposit to secure lease obligations for these aircraft. Our restricted investments increased $1,500,000 to collateralize the letter of credit.

       Cash provided by financing activities for the years ended March 31, 1999 and 1998 was $14,493,000 and $5,161,000, respectively. During the year ended March 31, 1999, we sold 4,363,001 shares of our Common Stock through a private placement to an institutional investor. Gross proceeds to us from the transaction were approximately $14,180,000, of which we received net proceeds of approximately $13,650,000. We issued a warrant to this investor to purchase 716,929 shares of our Common Stock at a purchase price of $3.75 per share. This warrant expires in April 2002. Additionally, during the year ended March 31, 1999, we received $1,900,000 from the exercise of Common Stock options and warrants. During the year ended March 31, 1998, we received $435,000 from the exercise of Common Stock options. In December 1997, we sold $5,000,000 of 10% senior secured notes. In connection with this transaction, we issued warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share.

       We lease 20 Boeing 737 type aircraft under operating leases with expiration dates ranging from 1999 to 2006. Under these leases, we were required to make cash security deposits or issue letters of credit to secure the lease obligations. At March 31, 1999, we had made cash security deposits and outstanding letters of credit totaling $5,549,000 and $3,644,000, respectively. Accordingly, our restricted cash balance includes $5,549,000 which collateralize the outstanding letters of credit. Additionally, we make deposits for maintenance of these aircraft. At March 31, 1999 and 1998, we had made maintenance deposits of $18,673,000 and $11,466,000, respectively.

       We had issued to certain of our aircraft lessors warrants to purchase 395,000 shares of our Common Stock at an aggregate purchase price of $2,391,600. During May 1999 and June 1999, aircraft lessors exercised all of these warrants and we received $2,391,600. To the extent that the aircraft lessors were able to realize certain profit margins on their subsequent sale of our Common Stock, they were required to refund a portion of the cash security deposits they were holding. As a result of their sale of our Common Stock, $486,000 in cash security deposits were returned to us during the month of May 1999.

       Five of our leased aircraft are not compliant with FAA Stage 3 noise regulations. As their leases expire in 1999 we are replacing these aircraft with Stage 3 compliant aircraft. We have entered into lease agreements to lease a Boeing 737-300 aircraft and two Boeing 737-200 advanced aircraft to replace three of the non-Stage 3 compliant aircraft and have signed letters of intent for two Boeing 737-200 advanced aircraft to replace the remaining two non-Stage 3 compliant aircraft, however, delivery delays could cause us to temporarily reduce our fleet size and therefore adversely affect our revenues.

       We are exploring various means to increase revenues and reduce expenses. We have performed ad hoc charters and will consider them in the future depending on the availability of our fleet. We are considering revenue enhancement initiatives with new marketing alliances. We began our own ground handling operations at DIA effective September 1, 1998, a function which had been provided by an independent contractor. Ground handling equipment required by us to perform these operations necessitated capital expenditures of approximately $800,000. Effective March 1, 1999, we began to conduct certain aircraft heavy maintenance checks in-house which we expect will reduce maintenance expenses. Other potential expense reduction programs include the installation of an upgraded flight operations, maintenance, and parts inventory management information system which will be fully operational by the end of the fiscal year ending March 31, 2000, and an in-house revenue accounting system.

       We currently sublease from Continental Airlines, on a preferential-use basis, four departure gates on Concourse A at DIA. In addition, we use, on a non-preferential use basis, another three gates under the direct control of the City and County of Denver ("CCD"). Our sublease with Continental expires on February 29, 2000, as does Continental's lease with CCD for these four gates and an additional six gates it leases on Concourse A. Continental has an option to renew its lease for five years and reduce its lease obligation to three gates and related space. United Airlines, which occupies all of DIA's Concourse B gates, has a right of first refusal on any of the ten Continental gates for which Continental does not renew its lease. Continental's lease and lease renewal option for gates on Concourse A, as well as United's right of first refusal on Continental's Concourse A gates, are provided for in a 1995 agreement between CCD, Continental and United (the "1995 Agreement"). We have requested of CCD a lease, effective March 1, 2000, for the four gates we currently sublease from Continental and an additional four gates contiguous to those we now use. However, our request is contingent upon the implementation of a rate making methodology for DIA terminal facilities that remedies what we consider to be unfair and discriminatory aspects of the current methodology, as established by the 1995 Agreement. Under the present methodology costs related to a non-functioning Concourse A automated baggage system and associated equipment and space ("AABS") are allocated exclusively to Concourse A, causing rental rates on Concourse A to be higher than those on DIA's Concourse C. Our sublease for Concourse A gates with Continental, which expires in February 2000, provides that Continental pays, on our behalf, a significant portion of the AABS costs that would otherwise be payable by us under the current rate-making methodology.

       CCD has indicated that it is considering alternative means of treating AABS costs upon expiration of the Continental lease in February 2000. CCD and the signatory airlines at DIA, including us, are discussing possible changes to the rate-making methodology to deal with the AABS costs, although CCD has stated that absent an agreement with a majority-in-interest of the DIA signatory airlines, CCD will unilaterally impose a solution to the issue. Unless the issue is resolved by agreement of all or at least a majority in interest of the affected parties, there is a significant possibility that the 1995 Agreement, or any rate-making methodology unilaterally imposed by CCD, will be subject to litigation. In these circumstances, there is uncertainty with respect to the number and location of gate facilities at DIA that will be available to us, as well as the rates and charges that we will be required to pay for such facilities after February 2000. If we were required to operate at fewer gates than we have requested or if the rate-making methodology is not amended, it could have a material adverse effect on our business and results of operations.

       Our goal is to continue to lease additional aircraft to serve additional cities and to add flights on existing routes from Denver. We added routes to San Diego, California, Atlanta, Georgia, Dallas/Ft. Worth, Texas and Las Vegas, Nevada during the year ended March 31, 1999 and Portland, Oregon effective June 14, 1999. We believe that expanding our route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. Expansion of our operations will entail the hiring of additional employees to staff flight and ground operations in new markets, and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of our business, and competition within the airline industry which often requires quick reaction by management to changes in market conditions, we may require additional capital to further expand our business.

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

       Except for the year ended March 31, 1999,  we have  incurred  substantial operating losses since our inception. In addition, we have substantial contractual commitments for leasing and maintaining aircraft. We believe that our existing cash balances coupled with improved operating results are and will be adequate to fund our operations at least through March 31, 2000.

Year 2000 Compliance

       We began operations in July 1994, and our operations depend predominantly on third party computer systems. Because of our limited resources during our start-up, the most cost effective way to establish our computer systems was to outsource or to use manual systems. Internal systems we developed and any software we acquired are limited and were designed or purchased with the Year 2000 taken into consideration.

       We have designated an employee committee that is responsible for (1) identifying and assessing Year 2000 issues, (2) modifying, upgrading or replacing computer systems, (3) testing internal and third party systems and,
(4) developing contingency plans in the event that a system or systems fail. This committee periodically reports to management regarding progress being made in addressing the Year 2000 issue. Management, in turn, periodically reports to the Board of Directors on the issue.

       We rely on third party business and government agencies to provide goods and services which are critical to our operations, including the FAA, the DOT, local airport authorities including DIA, utilities, communication providers, financial institutions including credit card companies and fuel suppliers. We are reviewing, and have initiated formal communications with, these third party service providers to determine their Year 2000 readiness, the extent to which we are vulnerable to any failure by such third parties to remediate their Year 2000 problems and to resolve such issues to the extent practicable.

       All internal systems are in the testing and remediation phases. The customer reservations and ticketing system and the credit card processing system, for example, have already been tested and remediated. These systems are outsourced and the costs of modifying and testing these systems are being absorbed by the third party provider. Our general accounting and payroll systems have been upgraded to new versions that are certified as being Year 2000 compliant at an insignificant cost to us. Our crew and dispatch training records, aircraft maintenance records and inventory control are in the final stages of being automated from manual systems to computer systems that are certified as being Year 2000 compliant. The Boeing Company has verified that the computer systems on the aircraft type operated by us are or will be Year 2000 compliant before the year 2000. We plan to complete the testing and remediation phases by September 30, 1999, and the contingency planning phase by October 31, 1999.

       We have utilized existing resources with the exception of four temporary personnel and have incurred $60,000 of expenses to implement our Year 2000 project as of March 31, 1999. The total remaining costs of the Year 2000 project are expected to be insignificant and will be funded through cash from operations. The costs and the dates on which we anticipate completion of the Year 2000 project are based on our best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

       Despite our efforts to address Year 2000 issues, we could potentially experience disruptions to some of our operations, including those resulting from non-compliant systems used by third party businesses and governmental entities. Our business, financial condition or results of operations could be materially adversely affected by the failure of our systems or those operated by third parties upon which our business relies.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

       The risk inherent in our market risk sensitive position is the potential loss arising from an adverse change in the price of fuel as described below. The sensitivity analysis presented does not consider either the effects that such an adverse change may have on overall economic activity or additional actions management may take to mitigate our exposure to such a change. Actual results may differ from the amounts disclosed. At the present time, we do not utilize fuel price hedging instruments to reduce our exposure to fluctuations in fuel prices.

       Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in the average cost per gallon of fuel for the fiscal year ended March 31, 1999. Based on fiscal year 1999 actual fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $2,300,000 in fiscal year 1999. Comparatively, based on projected fiscal year 2000 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $3,100,000 in fiscal year 2000. The increase in exposure to fuel price fluctuations in fiscal year 2000 is due to our plan to increase our average aircraft fleet size and related gallons purchased.

Item 8:  Financial Statements

       Our financial statements are filed as a part of this report immediately following the signature page.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       We have not, during the past three years and through the date of this report, had a change in our independent certified public accountants or had a disagreement with such accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

Item 10:  Directors and Executive Officers of the Registrant.

       The information required by this Item is incorporated herein by reference to the data under the heading "Election of Directors" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 9, 1999. We will file the definitive Proxy Statement with the Commission on or before July 29, 1999.


Item 11.  Executive Compensation.

       The information required by this Item is incorporated herein by reference to the data under the heading "Executive Compensation" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 9, 1999. We will file the definitive Proxy Statement with the Commission on or before July 29, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information required by this Item is incorporated herein by reference to the data under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 9, 1999. We will file the definitive Proxy Statement with the Commission on or before July 29, 1999.

Item 13.  Certain Relationships and Related Transactions.

       The information required by this Item is incorporated herein by reference to the data under the heading "Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 9, 1999. We will file the definitive Proxy Statement with the Commission on or before July 29, 1999.


                                                  PART IV


Item 14(a):  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit
Numbers           Description of Exhibits

 3.1          Amended and Restated Articles of Incorporation of the Company.(12)

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

 4.4(b)       Amendment to Rights Agreement dated December 5, 1997. (13)

10.1          Office Lease. (1)

10.2          Office Lease Supplements and Amendments. (5)

10.2(a)       Addendum to Office Lease (10)

10.2(b)       Office Lease Supplements and Amendments (13)

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

10.10         Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23177).
              (3)

10.11         Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23257).
              (3)

10.12         Aircraft Lease Agreement dated as of May 1, 1996. (3)

10.13         Aircraft Lease Agreement dated as of June 3, 1996. (3)

10.13(a)      Amendment  No.1 to Aircraft  Lease  Agreement  dated as of June 3,
              1996.(10)

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

10.16 Aircraft Lease Agreement (MSN 28760) dated as of December 12, 1996 between the Company and Boullion Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

10.16(a) Amendment No. 1 to Aircraft Lease Agreement (MSN 28760) dated May 20, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.17 Aircraft Lease Agreement (MSN 28662) dated as of December 12, 1996 between the Company and Boullion Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

10.17(a) Amendment No. 1 to Aircraft Lease Agreement (MSN 28662) dated May 20, 1997. Portions of this Exhibit have been excluded from the publicly available document and an a pplication for an order granting confidential treatment of the excluded material has been made. (5)

10.18 Aircraft Lease Agreement (MSN 28563) dated as of March 25, 1997 between the Company and General Electric Capital Corporation. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.19         Space  and  Use Agreement with Continental  Airlines,  as amended.
              Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.20 Letterof Understanding with Continental Airlines dated August 16, 1996. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.21 Service Agreement between Frontier Airlines, Inc and Greenwich Air Services, Inc. dated May 19, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.22 Agreement between Frontier Airlines, Inc. and Dallas Aerospace, Inc. dated April 17, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.23 General Services Agreement between Frontier Airlines, Inc. and Tramco, Inc. dated as of August 6, 1996. (5)

10.24 General Terms Engine Lease Agreement between Frontier Airlines, Inc. and Terandon Leasing Corporation dated as of August 15, 1996, as assigned to U.S. Bancorp Leasing and Financial on February 19, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.25 Lease Agreement between Frontier Airlines, Inc. and Aircraft Instrument and Radio Company, Inc, dated December 11, 1995. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.26 Agreement and Plan of Merger between Western Pacific Airlines, Inc. and Frontier Airlines, Inc. dated June 30, 1997. (5)

10.26(a) Agreement dated as of September 29, 1997 between Western Pacific Airlines, Inc. and Frontier Airlines, Inc. (7)

10.27         Security  Agreement  with Wexford Management LLC dated December 2,
              1997. (8)

10.28 Amended and Restated Warrant Agreement with Wexford Management LLC dated as of February 27, 1998. (12)

10.29 Amended and Restated R egistration Rights Agreement with Wexford Management LLC dated as of February 27, 1998. (12)

10.30         Securties Purchase  Agreement  with B III Capital  Partners,  L.P.
              dated as of April 24, 1998. (9)

10.31         Registration Rights  Agreement  with B III Capital  Partners, L.P.
              dated as of April 24, 1998. (12)

10.32         Warrant  Agreement with The Seabury Group, LLC dated as of May 26,
              1998. (12)

10.33 Registration Rights Agreement with The Seabury Group, LLC dated as of May 26, 1998. (12)

10.34 Aircraft Lease Agreement (MSN 21613) dated as of August 10, 1998 between the Company and Interlease Aviation Investors, L.L.C. (10)

10.35 Aircraft Lease Agreement (MSN 28738) dated as of November 23, 1998 among first Security Bank, National Association, Lessor, Heller Financial Leasing, Inc., Owner participant, and the Company, Lessee. (11).

10.36 Aircraft Sublease Agreement (MSN 28734) dated as of December 14, 1998 between Indigo pacific AB, Sublessor, and the Company, Sublessee. (11)

10.37 Aircraft Lease Agreement (MSN 23004) dated as of February 26, 1999 between First Security Bank, N.A., Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (13)

10.38 Aircraft Lease Agreement (MSN 23007) dated as of February 26, 1999 between First Security Bank, N.A. Lessor and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (13)

10.39 Aircraft Lease Agreement (MSN 26440) dated as of March 15, 1999 between Indigo Aviation AB (publ), Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (13)

10.40 Aircraft Lease Agreement (MSN 24569) dated as of April 16, 1999 between C.I.T. Leasing Corporation, Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (13)

10.41 Aircraft Lease Agreement (MSN 24856) dated as of June 2, 1999 between Indigo Aviation AB (publ), Lessor and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (13)

10.42 Severance Agreement dated March 10, 1999 between the Company and Samuel D. Addoms. (13)

10.43 Space and Use Agreement between Continental Airlines, Inc. and the Company. (13)

23.1          Consent of KPMG LLP  (13)

27.1          Financial Data Schedule (13)


(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission File No. 33-77790-D, declared effective May 20, 1994.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 29, 1995.
(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 24, 1996.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB, Commission File No. 0-4877, filed on February 13, 1997.
(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-24126, filed July 14, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K filed on March 12, 1997.
(7) Incorporated by reference from the Company's Report on Form 8-K filed on October 1, 1997.
(8) Incorporated by reference from the Company's Report on Form 8-K filed on December 12, 1997.
(9) Incorporated by reference from the Company's Report on Form 8-K filed on May 4, 1998.
(10) Incorporated by reference from the Company's Report on Form 10-Q, Commission File No. 0-24126, filed on November 13, 1998.
(11) Incorporated by reference from the Company's Report on Form 10-Q, Commission File No. 0-24126, filed on February 12, 1999.
(12) Incorporated by reference from the Company's Report on Form 10-K/A, Commission file No. 0-24126, filed July 9, 1998.
(13)     Filed herewith.


Item 14(b):  Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FRONTIER AIRLINES, INC.


Date: June 21, 1999                           By: /s/ Samuel D. Addoms
                                                  ------------------------------
                                              Samuel D. Addoms, Principal
                                              Executive Officer and Principal
                                              Financial Officer


Date: June 21, 1999                           By: /s/ Elissa A. Potucek
                                                  ------------------------------
                                              Elissa A. Potucek, Vice President,
                                              Controller, Treasurer and
                                              Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 21, 1999                           /s/ Samuel D. Addoms, Director
                                              ----------------------------------
                                              Samuel D. Addoms, Director


Date: June 21, 1999                           /s/ William B. McNamara, Director
                                              ----------------------------------
                                              William B. McNamara, Director


Date: June 21, 1999                           /s/ Paul Stephen Dempsey, Director
                                              ----------------------------------
                                              Paul Stephen Dempsey, Director


Date: June 21, 1999                           /s/ B. LaRae Orullian, Director
                                              ----------------------------------
                                              B. LaRae Orullian, Director


Date: June 21, 1999                           /s/  D. Dale Browning, Director
                                              ----------------------------------
                                              D. Dale Browning, Director


Date: June 21, 1999                           /s/  James B. Upchurch, Director
                                              ----------------------------------
                                              James B. Upchurch, Director


Date: June 21, 1999                           /s/  B. Ben Baldanza, Director
                                              ----------------------------------
                                              B. Ben Baldanza, Director

                          Independent Auditors' Report



The Board of Directors and
   Stockholders
Frontier Airlines, Inc.:


We have audited the accompanying balance sheets of Frontier Airlines, Inc. as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines, Inc., as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.




                                    KPMG LLP

Denver, Colorado
June 2, 1999, except as to
  Note 11, which is as of June 16, 1999



FRONTIER AIRLINES, INC.
Balance Sheets
March 31, 1999 and 1998

                                                                               March 31,       March 31,
                                                                                  1999           1998
                                                                             --------------- --------------
Assets
Current assets:
    Cash and cash equivalents                                               $    47,289,072  $   3,641,395
    Restricted investments                                                        4,000,000      4,000,000
    Trade receivables, net of allowance for doubtful accounts of $199,960
        and $139,096 at March 31, 1999 and 1998, respectively                    16,930,038     11,661,323
    Maintenance deposits (note 3)                                                13,018,466      9,307,723
    Prepaid expenses                                                              5,439,834      3,843,694
    Inventories                                                                   1,203,916      1,164,310
    Deferred tax assets (note 5)                                                  6,041,576        -
    Deferred lease and other expenses                                               285,636        380,975
                                                                             --------------- --------------
            Total current assets                                                 94,208,538     33,999,420

Security, maintenance and other deposits (note 3)                                11,834,457      7,633,143
Property and equipment, net (note 2)                                              8,733,778      5,579,019
Deferred lease and other expenses                                                   267,762        780,429
Restricted investments                                                            4,575,760      2,606,459
                                                                             --------------- --------------
                                                                            $   119,620,295  $  50,598,470
                                                                             =============== ==============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $    14,011,238  $  13,664,750
    Air traffic liability                                                        28,887,692     18,910,441
    Other accrued expenses                                                       10,781,509      5,157,640
    Accrued maintenance expense (note 3)                                         14,933,568     12,537,228
    Current  portion of  obligations  under capital  leases
    (note 3)                                                                        106,833         54,346
                                                                             --------------- --------------
            Total current liabilities                                            68,720,840     50,324,405

Senior secured notes payable (note 4)                                              -             3,468,138
Accrued maintenance expense (note 3)                                              6,042,958      2,381,354
Deferred tax liability (note 5)                                                      30,928        -
Obligations   under  capital  leases,   excluding   current
portion (note 3)                                                                    434,920         97,757
                                                                             --------------- --------------
            Total liabilities                                                    75,229,646     56,271,654
                                                                             --------------- --------------

Stockholders' equity
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued and outstanding                                                -               -
    Common stock, no par value, stated value of $.001 per share, authorized
        40,000,000 shares; 16,141,172 and 9,253,563 shares issued and
        outstanding at March 31, 1999 and 1998, respectively                         16,141          9,253
    Additional paid-in capital                                                   58,054,844     37,954,584
    Unearned ESOP shares (note 8)                                                  (609,375)       -
    Accumulated deficit                                                         (13,070,961)   (43,637,021)
                                                                             --------------- --------------
                                                                                 44,390,649     (5,673,184)
                                                                             --------------- --------------
Commitments and contingencies (notes 3, 6, 10 & 11)
                                                                            $   119,620,295  $  50,598,470

                                                                             =============== ==============

See accompanying notes to financial statements.



FRONTIER AIRLINES, INC.

Statements of Operations

Years Ended March 31, 1999, 1998 and 1997

                                                              1999            1998           1997
                                                              ----            ----           ----
Revenues:
    Passenger                                           $   214,311,312 $   142,018,392 $  113,758,027
    Cargo                                                     4,881,066       3,008,919      1,956,150
    Other                                                     1,415,332       2,115,326        786,457
                                                          -------------- --------------- --------------

            Total revenues                                  220,607,710     147,142,637    116,500,634
                                                          -------------- --------------- --------------

Operating expenses:
    Flight operations                                        79,247,347      66,288,125     52,650,575
    Aircraft and traffic servicing                           34,146,888      30,684,992     24,849,388
    Maintenance                                              36,090,052      31,790,600     24,945,636
    Promotion and sales                                      35,620,954      29,328,970     21,526,345
    General and administrative                                9,163,045       6,352,977      4,617,982
    Depreciation and amortization                             1,659,429       1,251,364      1,072,160
                                                          -------------- --------------- --------------

            Total operating expenses                        195,927,715     165,697,028    129,662,086
                                                          -------------- --------------- --------------

            Operating income (loss)                          24,679,995     (18,554,391)   (13,161,452)
                                                          -------------- --------------- --------------

Nonoperating income, net:
    Interest income                                           1,556,047         722,380      1,033,508
    Interest expense                                           (700,635)       (324,167)       (20,435)
    Other, net                                                 (448,917)        409,808        (37,953)
                                                          -------------- --------------- --------------

            Total nonoperating income, net                      406,495         808,021        975,120
                                                          -------------- --------------- --------------

Net income (loss) before income tax                          25,086,490     (17,746,370)   (12,186,332)

Income tax benefit (note 5)                                   5,479,570         -               -

                                                          -------------- --------------- --------------
Net income (loss)                                        $   30,566,060  $  (17,746,370) $ (12,186,332)

                                                          ============== =============== ==============

Earnings (loss) per share:
            Basic                                                 $2.14         ($1.95)        ($1.49)
                                                          ============== =============== ==============
            Diluted                                               $1.98         ($1.95)        ($1.49)
                                                          ============== =============== ==============

Weighted average shares of
  common stock outstanding
                                                             14,257,661       9,095,220      8,156,302
                                                          ============== =============== ==============

Weighted average shares of common stock and
  common stock equivalents outstanding
                                                             15,401,435       9,095,220      8,156,302

                                                          ============== =============== ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Stockholders' Equity

Years Ended March 31, 1999, 1998 and 1997


                                             Common
                                              Stock               Additional      Unearned                       Total
                                                    Stated         paid-in         ESOP        Accumulated    stockholders'
                                     Shares          value         capital        shares         Deficit         equity
                                 ---------------  ------------   ------------   ------------  --------------  --------------

Balances,
    March 31, 1996                    5,420,640   $ 5,421     $  18,399,918      $   -      $  (13,704,319)    $  4,701,020


Sale of common stock, net of
    offering costs of $279,385          678,733       679         2,720,615          -              -             2,721,294

Exercise of common stock
    warrants, net of issuance
    costs of $55,518                  2,666,133     2,666        13,275,145          -              -            13,277,811

Contribution of common stock to
    employees stock ownership
    plan                                 78,869        78           499,922          -              -               500,000

Issuance of warrants                   -               -            869,110          -              -               869,110

Net loss                               -               -              -              -         (12,186,332)     (12,186,332)
                                 ---------------  ------------   ------------   ------------  --------------  --------------

Balances,
  March 31, 1997                      8,844,375     8,844        35,764,710          -         (25,890,651)       9,882,903


Exercise of common stock
    options                             409,188       409           434,948          -              -               435,357

Warrants issued in conjunction
    with debt                          -               -          1,754,926          -              -             1,754,926

Net loss                               -               -              -              -         (17,746,370)     (17,746,370)
                                 ---------------  ------------   ------------   ------------  --------------  --------------

Balances,
    March 31, 1998                    9,253,563     9,253        37,954,584          -         (43,637,021)      (5,673,184)


Sale of common stock, net of
    offering costs of $525,059        4,363,001     4,363        13,650,331          -              -            13,654,694

Contribution of common stock to
    employees stock ownership
    plan                                275,000       275         1,457,975      (609,375)          -               848,875

Exercise of common stock
    warrants                          1,796,400     1,797         4,360,022          -              -             4,361,819

Exercise of common stock
    options                             453,208       453           631,932          -              -               632,385

Net income                             -               -              -              -
                                                                                                30,566,060       30,566,060
                                 ---------------  ------------   ------------   ------------  --------------  --------------

Balances,
    March 31, 1999                   16,141,172  $ 16,141      $ 58,054,844    $ (609,375)   $ (13,070,961)    $ 44,390,649

                                 ===============  ============   ============   ============  ==============  ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Cash Flows

Years ended March 31, 1999, 1998, and 1997

---------------------------------------------------------------------------------------------------------------


                                                                  1999            1998           1997
                                                                  ----            ----           ----
Cash flows from operating activities:
    Net income (loss)                                       $  30,566,060   $ (17,746,370) $ (12,186,332)
    Adjustments to reconcile net income (loss) to net cash
        from operating activities:
            Employee  stock   ownership  plan   compensation
                 expense                                          848,600            -           500,000
            Depreciation and amortization                       2,705,255       1,749,097      1,322,916
            Loss on sale of equipment                               3,867          10,334          4,708

            Changes in operating assets and liabilities:
                Restricted investments                           (425,301)     (2,372,326)        82,458
                Trade receivables                              (5,268,715)     (4,209,981)    (1,579,184)
                Security, maintenance and other deposits       (6,968,057)     (3,583,327)    (1,608,524)
                Prepaid expenses                               (1,596,140)       (393,823)      (562,954)
                Inventories                                       (39,606)       (167,208)      (427,926)
                Note receivable                                    -               11,740         10,950
                Deferred tax benefit                           (6,010,648)           -              -
                Accounts payable                                  346,488       5,619,217      3,643,071
                Air traffic liability                           9,977,251       5,851,809      1,858,072
                Other accrued expenses                          5,758,840       1,839,597      1,323,037
                Accrued maintenance expense                     6,057,944       5,233,104      1,151,443
                                                             -------------- --------------- --------------
                     Net cash provided (used) by
                     operating activities                      35,955,838      (8,158,137)    (6,468,265)
                                                             -------------- --------------- --------------

Cash flows used by investing activities:
    Decrease in short-term investments                             -              -            1,168,200
    Aircraft lease deposits                                      (944,000)        207,500     (2,682,250)
    Increase in restricted investments                         (1,544,000)     (1,500,000)      (600,000)
    Capital expenditures                                       (4,313,065)     (2,355,266)    (3,434,789)
                                                             -------------- --------------- --------------
                     Net cash used in investing activities     (6,801,065)     (3,647,766)    (5,548,839)
                                                             -------------- --------------- --------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants    15,550,085         435,357     15,999,455
    Proceeds from sale of senior secured notes                    -             5,000,000         -
    Principal payments on senior secured notes                   (941,841)          -             -
    Cash payments for debt issuance costs                         -              (227,500)        -
    Proceeds from short-term borrowings                           179,664         202,810         95,911
    Principal payments on short-term borrowings                  (179,664)       (212,622)       (96,540)
    Principal payments on obligations under capital leases       (115,340)        (37,200)       (54,523)
                                                             -------------- --------------- --------------
        Net cash provided by financing activities              14,492,904       5,160,845     15,944,303
                                                             -------------- --------------- --------------

        Net increase (decrease) in cash and
        cash equivalents                                       43,647,677      (6,645,058)     3,927,199

Cash and cash equivalents, beginning of period                  3,641,395      10,286,453      6,359,254
                                                             -------------- --------------- --------------

Cash and cash equivalents, end of period                     $ 47,289,072   $   3,641,395   $ 10,286,453
                                                             ============== =============== ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

March 31, 1999


 (1)    Nature of Business and Summary of Significant Accounting Policies

        Nature of Business

        Frontier Airlines, Inc. (the "Company") was incorporated in the State of Colorado on February 8, 1994 and is a scheduled airline based in Denver, Colorado which currently serves cities on the west and east coasts, as well as intermediate cities in relatively close proximity to Denver. The Company commenced airline operations on July 5, 1994.

        Airline operations have high fixed costs and are highly sensitive to various factors incuding the actions of competing airlines and general economic factors.

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

        Supplemental Disclosure of Cash Flow Information

        Noncash Financing and Investment Activities:

        During the year ended March 31, 1998, the Company issued warrants to its lender in connection with its $5,000,000 senior secured notes with an estimated fair market value totaling $1,645,434, and issued warrants to its financial advisor in connection with debt and equity financing with an estimated fair market value totaling $109,492. Also during the years ended March 31, 1999 and 1998, the Company entered into capital lease agreements totaling $504,900 and $97,000, respectively. During the year ended March 31, 1998 the Company exchanged a note receivable for certain property and equipment totaling $47,000. In the years ended March 31, 1997 and 1996, the Company issued warrants to aircraft lessors with an
        estimated   fair  market   value   totaling   $869,110   and   $577,200,
        respectively.

FRONTIER AIRLINES, INC.

--------------------------------------------------------------------------------

(1)     Nature of Business and Summary of Significant Accounting Policies
        (continued)

        Interest and Taxes Paid During the Year:

        Cash paid for interest totaled $302,503, $184,999, and $20,435, for the years ended March 31, 1999, 1998 and 1997, respectively. No income taxes were paid during the years ended March 31, 1999, 1998, and 1997.


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

        Valulation and Qualifying Accounts

        The allowance for doubtful accounts was $199,960 and $139,096 at March 31, 1999 and 1998, respectively. Provisions for bad debts net of recoveries totaled $386,000, $267,000, and $160,000 for the years ended March 31, 1999, 1998 and 1997. Deductions from the reserve totaled $330,000, $200,000, and $120,000 for the years ended March 31, 1999.
        1998, and 1997, respectively.

        Inventories

        Inventories consist of expendable parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used.

        The  Company  has two  aircraft  parts  agreements  for its  Boeing  737 aircraft as discussed in note 3, one with another air carrier and another with an aircraft parts supplier. The Company is required to pay a monthly consignment fee to each of these lessors, based on the value of the consigned parts, and to replenish any such parts when used with a like part. At March 31, 1999 and 1998, the Company held consigned parts and supplies in the amount of approximately $8,902,000 and $8,161,000, respectively, which are not included in the Company's balance sheet.

(1)     Nature of Business and Summary of Significant Accounting Policies
        (continued)

        Property and Equipment

        Property and equipment are carried at cost. Major additions, betterments and renewals are capitalized. Depreciation and amortization is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

        Flight equipment                            5-10 years
        Improvements to leased aircraft             Life of improvements or term
                                                    of lease,  whichever is less
        Ground property, equipment, and
        leasehold improvements                      3-5 years or term of lease


        Assets utilized under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset using the straight-line method. Amortization of capital leases is included in depreciation expense.

        Maintenance

        Routine maintenance and repairs are charged to operations as incurred.

        Under the terms of its aircraft lease agreements, the Company is required to make monthly maintenance deposits and a liability for accrued maintenance is established based on usage; the deposits are applied against the cost of major airframe maintenance checks, landing gear and engine overhauls. Deposit balances remaining at lease termination remain with the lessor and any remaining liability for maintenance checks is reversed against the deposit balance. Additionally, a provision is made for the estimated costs of scheduled major overhauls required to be performed on leased aircraft and components under the provisions of the aircraft lease agreements if the required monthly deposit amounts are not adequate to cover the entire cost of the scheduled maintenance. Accrued maintenance expense expected to be incurred beyond one year is classified as long-term.

        Revenue Recognition

        Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire, and are net of excise taxes. Revenues which have been deferred are included in the accompanying balance sheet as air traffic liability.

(1)     Nature of Business and Summary of Significant Accounting Policies
        (continued)

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

        Income (Loss) Per Common Share

        Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. Common stock equivalents are excluded from the computation of diluted loss per share in 1998 and 1997 as their effect would have been anti-dilutive.

        Income Taxes

        The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of the existing assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

        Fair Value of Financial Instruments

        The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 1999.

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

        Impairment of Long-Lived Assets

        The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.

(2)     Property and Equipment, Net

        As of March 31, 1999 and 1998 property and equipment consisted of the following:

                                                                1999            1998
                                                                ----            ----

    Flight equipment and improvements to leased aircraft  $      7,204,878 $     4,932,024
    Ground property, equipment and leasehold improvements        6,186,490       3,673,363
                                                            ---------------  --------------
                                                                13,391,368       8,605,387
    Less accumulated depreciation and amortization               4,657,590       3,026,368
                                                            ---------------  --------------

    Property and equipment, net                            $     8,733,778 $     5,579,019

                                                            ===============  ==============

    Property and equipment includes certain office equipment under capital leases. At March 31, 1999 and 1998, office equipment recorded under capital leases was $785,847 and $280,857 and accumulated amortization was $154,942 and $113,364, respectively.

(3)     Lease Commitments

        Aircraft Leases

        At March 31, 1999, the Company operated 17 aircraft which are accounted for under operating lease agreements with initial terms ranging from 2 to 8 years with certain leases that allow for renewal options. Security deposits related to leased aircraft at March 31, 1999 and 1998 totaled $5,548,750 and $4,604,750 and are included in security, maintenance and other deposits on the balance sheet. Letters of credit issued to certain aircraft lessors in lieu of cash deposits and related restricted investments to secure these letters of credit at March 31, 1999 and 1998 totaled $3,644,000 and $2,100,000, respectively.

        In addition to scheduled future minimum lease payments, the Company is generally required to pay to each aircraft lessor monthly cash deposits based on flight hours and cycles operated to provide funding for certain scheduled maintenance costs of leased aircraft. The lease agreements provide that the Company shall pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. At March 31, 1999 and 1998, aircraft maintenance deposits totaled $18,672,825 and $11,466,033, respectively, and are reported as a component of security, maintenance and other deposits on the balance sheet.

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

        Other Leases

        The Company leases an office and hangar space, a spare engine and office equipment for its headquarters, airport facilities, and certain ground equipment. The Company also leases certain airport gate facilities on a month-to-month basis.

        At March 31, 1999, commitments under capital and noncancelable operating leases (excluding maintenance deposit requirements) with terms in excess of one year were as follows:



                                             Capital              Operating
                                             Leases                Leases


    Year ended March 31:
    2000                                    $ 158,452           $ 45,978,116
    2001                                      153,320             34,799,628
    2002                                      153,320             30,256,397
    2003                                      153,320             26,341,587
    2004                                       44,322             25,856,040
    Thereafter                                   -                20,371,397

    Total minimum lease payments            $ 662,734           $183,603,165

    Less amount representing interest        (120,981)
    Present value of obligations under
        capital leases                        541,753
    Less current portion of obligations under
        capital  leases                       106,833
    Obligations under capital leases,
        excluding current portion           $ 434,920



    The   obligations  under  capital  leases  have been  discounted  at imputed interest rates ranging from 10% to 13%.

    Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 1999, 1998 and 1997 was $46,099,140, $36,573,509
    and $25,336,749, respectively.

 (4)    Senior Secured Notes

        In December 1997, the Company sold $5,000,000 of 10% senior secured notes to Wexford Management LLC ("Wexford"). The notes were due and payable in full on December 15, 2001 with interest payable quarterly in arrears. The notes were secured by substantially all of the assets of the Company. The Wexford agreement contained restrictions primarily related to liens on assets and required prior written consent for expenditures outside the ordinary course of business. In connection with this transaction, the Company issued Wexford warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share. The Company determined the value of the warrants to be $1,645,434 and recorded the value as a discount on notes payable and as equity in additional paid-in capital. The balance of the notes were to be accreted to its face value over the term of the notes and included as interest expense. The effective interest rate on the notes was approximately 18.2% including the value of the warrants

        During the year ended March 31, 1999, Wexford exercised all of the warrants described above. As permitted under the terms of the agreement, Wexford elected to tender debt for the warrant exercise price first by application of accrued unpaid interest and the remainder by reducing the principal balance of the notes. The total amount of $5,250,000 from the exercise was comprised of the following: payment of accrued interest totaling $134,971, then to the outstanding principal balance totaling $4,058,159, and the remaining balance in cash to the Company totaling $1,056,870. In January 1999, the Company paid the remaining balance of the note in full which totaled $941,841, thereby terminating all of Wexford's security interests in the Company's assets.

        The value of the outstanding warrants amortized to interest expense prior to the pay-off of the notes totaled $199,975 and $113,454 for the years ended March 31, 1999 and 1998, respectively. Upon the exercise of the warrants by Wexford, $1,094,042 of unamortized discount was charged to additional paid-in capital. The deferred cost of the remaining warrants and other deferred loan costs totaled $485,846 at the repayment date and was charged to expense and is included in other, net non-operating income (expense).

 (5)    Income Taxes

        Income tax expense (benefit) for the years ended March 31, 1999 consists of:

                                      Current       Deferred           Total

Year ended March 31, 1999:
U.S. Federal                         $ 531,077     $ (5,244,134)   $ (4,713,057)
State and local                                        (766,513)       (766,513)
                                  ----------------------------------------------
                                     $ 531,077      $(6,010,647)    $(5,479,570)
                                  ==============================================

        There was no income tax expense or benefit in 1998 or 1997.

        The differences between the Company's effective rate for income taxes and the federal statutory rate are comprised of the items shown in the following table:

                                         1999            1998             1997
                                         ----            ----             ----

  Income tax benefit (expense)
    at the statutory rate                (35%)            34%               34%
  (Increase) decrease in valuation
    allowance                             60%            (34%)             (34%)
  State and local income tax, net of
    federal income tax benefit            (3%)             -                 -
                                     ===========================================
                                          22%              -                 -
                                     ===========================================

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1999 and 1998 are presented below:

                                                                     1999                 1998
                                                                     ----                 ----
                Deferred tax assets:

                    Net operating loss carryforwards                 $4,548,000          $13,434,000
                    AMT credit carryforward                             525,000           -
                    Start-up cost deferred for
                      tax purposes                                       55,000              108,000
                    Accrued maintenance not
                      deductible for tax purposes                       212,000              899,000
                    Accrued vacation and health
                      insurance liability not
                      deductible for tax purposes                       654,000              527,000
                    Other                                               103,000              110,000
                                                              ------------------  -------------------

                       Total gross deferred tax assets                6,097,000           15,078,000

                       Less valuation allowance                       -                  (14,832,000)
                                                              ------------------  -------------------

                                                                      6,097,000              246,000
                                                              ------------------  -------------------

                Deferred tax liabilities:

                Equipment depreciation and
                      amortization                                      (86,000)            (246,000)

                                                              ==================  ===================
                    Net deferred taxes                               $6,011,000   $          -
                                                              ==================  ===================


        The Company recognized an income tax benefit of $5,479,570 in 1999 attributable to the probable realization of its remaining income tax loss carryforwards for which a valuation allowance had previously been recorded. The valuation allowance for deferred tax assets as of March 31, 1998 and 1997 was $14,832,000 and $8,934,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company's profitibility in fiscal 1999 and projections for fiscal 2000 taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences; accordingly, a valuation allowance is no longer considered necessary. As a result of reversing its valuation allowance, the Company expects it will recognize income tax expense on future income based on statutory rates. The Company had net operating loss carryforwards of approximately $11,891,000 which expire in the years 2010 to 2012, and alternative minimum tax credits of approximately $525,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(6)     Warrants and Rights Dividend

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

        At completion of the Company's initial public offering in 1994, an underwriter acquired options to purchase up to 110,000 shares of common stock exercisable at a price equal to $5.525 per share. At March 31, 1999, 26,400 options were exercised with net proceeds to the Company totaling $145,860. (See note 11). The underwriters in a secondary public offering by the Company in 1995 received a warrant to purchase 119,211 shares of common stock at $5.55 per share. The options and warrants issued to underwriters in connection with the initial and secondary public offerings expire, respectively, on May 20, 1999 and September 18, 2000.

        In October 1995, the Company issued to each of two of its Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of common stock for an aggregate purchase price of $500,000. In June 1996, the Company issued two warrants to a Boeing 737-200 lessor, each warrant entitling the lessor to purchase 70,000 shares of common stock at an aggregate exercise price of $503,300 per warrant. In connection with a Boeing 737-300 aircraft delivered in August 1997, the Company issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. Warrants issued to aircraft lessors, to the extent not earlier exercised, expire upon expiration of the aircraft leases in March 2000, May 2001 and June 2002. (See note
        11).

        In February 1998, in connection with the $5,000,000 senior notes as discussed in note 4, the Company issued a warrant to the lender to purchase 1,750,000 shares of the Company's common stock at a purchase price of $3.00 per share, which warrant expires in December 2001. During the year ended March 31, 1999, this warrant was exercised in its entirety as discussed in note 4. In May 1998, the Company issued to its financial advisor, in connection with debt and equity financings, a warrant to purchase 548,000 shares of the Company's common stock at a purchase price of $3.00 per share, which warrant expires in May 2003. (See note 11). Of the 548,000 shares, 116,450 were recognized as of March 31, 1998 as part of the sale of the senior secured notes discussed in note 4. The Company recorded a value of $109,492 for these warrants attributable to the debt and recorded the value as equity in additional paid in capital and deferred loan expenses. The amount was fully amortized during the year ended March 31, 1999 as discussed in note 4.

        In April 1998, in connection with a private placement of 4,363,001 shares of its common stock, the Company issued a warrant to an institutional investor to purchase 716,929 shares of its common stock at a purchase price of $3.75 per share, which warrant expires in April 2002.

        In February 1997, the Board of Directors declared a dividend distribution of one common stock purchase right for each share of the Company's common stock outstanding on March 15, 1997. Each right entitles a shareholder to purchase one share of the Company's common stock at a purchase price of $17.50 per full common share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of the Company's common stock. The rights expire on February 20, 2007, unless redeemed by the Company earlier. Once the rights become exercisable, each holder of a right will have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right.

 (7)    Stock Option Plan

        The Company has a stock option plan whereby the Board of Directors or its Compensation Committee may issue options to purchase shares of the Company's common stock to employees, officers, and directors of the Company.

        Under the plan, the Company has reserved an aggregate of 4,250,000 shares of common stock for issuance pursuant to the exercise of options. With certain exceptions, options issued through March 31, 1999 generally vest over a five year period from the date of grant and expire from March 9, 2004 to March 28, 2009. At March 31, 1999, 1,591,250 options are available for grant under the plan.

        A summary of the Plan's stock option activity and related information for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                                   1999                    1998                    1997
                                           --------------------------------------------------------------------------
                                                         Weighted-                Weighted-               Weighted-
                                                          Average                  Average                 Average
                                                         Exercise                 Exercise                 Exercise
                                              Options      Price      Options       Price      Options      Price
                                           --------------------------------------------------------------------------
          Outstanding-beginning of year      1,532,062     $1.56     1,911,250      $1.85      1,731,250    $1.27
          Granted                              717,500     $5.94       30,000       $2.77        180,000    $7.40
          Exercised                           (453,208)    $1.34     (409,188)      $1.06         -           -
          Surrendered                           -            -       (180,000)      $7.40         -           -
          Re-issued                             -            -        180,000       $3.00         -           -
                                            --------------------------------------------------------------------------

                                             1,796,354     $3.35    1,532,062       $1.56      1,911,250    $1.85
                                            ==========================================================================

          Exercisable at end of year         1,103,020     $1.70    1,761,250       $1.39      1,671,250    $1.20


        Exercise prices for options outstanding under the plan as of March 31, 1999 ranged from $1.00 to $9.00 per option share. The weighted-average remaining contractual life of those options is 7.1 years. A summary of the outstanding and exercisable options at March 31, 1999, segregated by exercise price ranges, is as follows:

           ---------------------------------------------------------------------------------------------------
                                                               Weighted-
                                                                Average
                                               Weighted-       Remaining                        Weighted-
           Exercise Price       Options         Average       Contractual      Exercisable       Average
                Range         Outstanding   Exercise Price  Life (in years)      Options      Exercise Price
           ---------------------------------------------------------------------------------------------------

           $ 1.00 - $ 2.50     800,937           $1.10            5.0            800,937          $1.10
           $ 3.00 - $ 5.06     640,417            3.49            8.3            302,083           3.30
           $ 8.13 - $ 9.00     355,000            8.20           10.0
                           -----------------------------------------------------------------------------------
                             1,796,354           $3.35            7.1          1,103,020          $1.48
                           ===================================================================================

        The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the common stock. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.36%, 6.42% and 6.55%, dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 69.25%, 64.33% and 58.78%, and a weighted-average expected life of the options of 3.6 years for each year. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's pro forma net income (loss) and earnings
        (loss) per share is as follows:

                                                         1999                  1998                  1997
                                                         ----                  ----                  ----
          Net Income:
            As reported                                  $ 30,566,060         $(17,746,370)         $(12,186,332)
            Pro forma                                    $ 30,263,570         $(17,842,594)         $(12,366,532)
          Earnings (loss) per share, basic:
            As reported                                     $    2.14           $    (1.95)           $    (1.49)
            Proforma                                        $    2.12           $    (1.96)           $    (1.52)
          Earnings (loss) per share, diluted:
            As reported                                     $    1.98           $    (1.95)           $    (1.49)
            Proforma                                        $    1.96           $    (1.96)           $    (1.52)

 (8)    Benefit Plans

        Employee Stock Ownership Plan

        The Company has established an Employee Stock Ownership Plan (ESOP) which inures to the benefit of each employee of the Company, except those employees covered by a collective bargaining agreement that does not provide for participation in the ESOP. Company contributions to the ESOP are discretionary and may vary from year to year. In order for an employee to receive an allocation of company common stock from the ESOP, the employee must be employed on the last day of the ESOP's plan year, with certain exceptions. The Company's annual contribution to the ESOP, if any, will be allocated among the eligible employees of the Company as of the end of each plan year in proportion to the relative compensation (as defined in the ESOP) earned that plan year by each of the eligible employees. The ESOP does not provide for contributions by participating employees. Employees will vest in contributions made to the ESOP based upon their years of service with the Company. A year of service is an ESOP plan year during which an employee has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participating employee will be fully vested after five years of service. Distributions from the ESOP will not be made to employees during employment. However, upon termination of employment with the Company, each employee will be entitled to receive the vested portion of his or her account balance.

        The initial Company contribution to the ESOP was made on June 22, 1995 and consisted of 137,340 shares of Common Stock, of which 27,468 shares relate to the plan year ended March 31, 1995 and 109,872 shares relate to the period from April 1, 1995 to December 31, 1995. During the years ended March 31, 1999 and 1997, the Company contributed 275,000 and 78,869 shares to the plan and none during the year ended March 31, 1998. The Company recognized compensation expense during the year ended March 31, 1999 and 1997 of $848,600 and $500,000, respectively, related to its contribution to the ESOP and none during the year ended March 31, 1998.

        Retirement Savings Plan

        The  Company  has  established  a  Retirement   Savings  Plan  (401(k)).
        Participants may contribute from 1% to 15% of pre-tax annual compensation. Individual pre-tax participant contributions are limited annually (not to exceed $10,000 for calander year 1998 and $9,500 for calander years 1997 and 1996) under the Internal Revenue Code. Participants are immediately vested in their voluntary contributions, adjusted by any actual earnings and/or losses there on from the specific investments.

        Effective April 1999, for the plan year ending December 31, 1999, the Company's Board of Directors elected to match 25% of Participant contributions from April 1999 through December 1999. The Company has not matched any contributions made prior to this date. Future matching contributions, if any, will be determined annually by the Board of Directors. In order to receive the matching contribution, Participants must be employed on the last day of the plan year. Participants will vest in contributions made to the 401(k) upon their years of service with the Company. A year of service is a 401(k) plan year during which a participant has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a Participant will be fully vested after five years of service. Upon termination of employment with the Company, each Participant will be entitled to receive the vested portion of his or her account balance.

(9)     Concentration of Credit Risk

        The Company does not believe it is subject to any significant concentration of credit risk relating to trade receivables. At March 31, 1999 and 1998, 70% and 60% of the Company's trade receivables relate to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, or the United States Postal Service. These receivables are short-term, generally being settled shortly after sale or in the month following ticket usage.

 (10)   Contingencies

        The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial position or results of operations.

        The Company uses information systems in managing and conducting certain aspects of its business. The Company is taking measures to address Year 2000 compliance of its systems and processes. Failure by the company and its key business partners (e.g., the FAA, DOT, airport authorities, credit card companies, suppliers, and data providers) to achieve Year 2000 compliance on a timely basis could have a significant adverse impact on the Company's business financial condition and operating results.

(11)    Subsequent Events

        During April and June 1999, the Company entered into two aircraft leases for two aircraft with lease terms of 6 and 7 years, respectively. Annual rental expense for these two aircraft total $5,160,000.

        During April and May 1999, the underwriter of the Company's initial public offering in 1994, exercised the remaining 83,600 options with net proceeds to the Company totaling $461,890.

        During May and June 1999, aircraft lessors exercised 395,000 warrants with net proceeds to the Company totaling $2,391,600. To the extent that the aircraft lessors were able to realize certain profit margins on their subsequent sale of the stock, they were required to refund a portion of the cash security deposits they were holding. As a result of their sale of the Company's common stock, $486,000 in cash security deposits were returned to the Company during the month of May 1999.

        During June 1999, a financial consultant exercised its warrant to purchase 548,000 shares of the Company's common stock with net proceeds to the Company totaling $1,644,000.

        Between April 1, 1999 and June 16, 1999, 65,000 options issued under the Company's Stock Option Plan were exercised with net proceeds to the Company totaling $65,000.

        As a result of these warrant and option exercises, the Company has 17,232,772 shares of its common stock outstanding as of June 16, 1999.