Form 10-Q
period 1999-06-30
FRONTIER AIRLINES INC /CO/
filed 1999-08-10
CIK 921929

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                        Commission file number: 0-24126



                             FRONTIER AIRLINES, INC.
             (Exact name of registrant as specified in its charter)



           Colorado                                     84-1256945
 (State or other jurisdiction                        (I.R.S. Employer
of incorporated or organization)                    Identification No.)

    12015 E. 46th Avenue, Denver, CO                       80239
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number including area code:  (303) 371-7400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the Company's Common Stock outstanding as of August 6, 1999 was 17,392,822.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                       Page

Item 1.  Financial Information

         Financial Statements                                            1


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             5

Item 3:  Quantitative and Qualitative Disclosures About Market Risk     14




                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds                      15

Item 6.  Exhibits and Reports on Form 8-K                               15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets

                                                                                    June 30,          March 31,
                                                                                      1999              1999
                                                                                 ----------------  ----------------
                                                                                   (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                       $ 29,118,575      $ 47,289,072
    Short-term investments                                                            41,378,295          -
    Restricted investments                                                             4,000,000         4,000,000
    Trade receivables, net of allowance for doubtful accounts of $200,000             13,823,419        16,930,038
    Maintenance deposits                                                              16,166,808        13,018,466
    Prepaid expenses and other assets                                                  6,208,619         5,439,834
    Inventories                                                                        1,508,126         1,203,916
    Deferred tax assets                                                                1,461,224         6,041,576
    Deferred lease expenses                                                              252,327           285,636
                                                                                 ----------------  ----------------
            Total current assets                                                     113,917,393        94,208,538

Security, maintenance and other deposits                                              11,722,056        11,834,457
Property and equipment, net                                                            9,821,168         8,733,778
Deferred lease and other expenses                                                        226,888           267,762
Restricted investments                                                                 5,435,760         4,575,760
                                                                                 ================  ================
                                                                                   $ 141,123,265     $ 119,620,295
                                                                                 ================  ================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                $ 14,123,156      $ 14,011,238
    Air traffic liability                                                             34,407,679        28,887,692
    Other accrued expenses                                                            10,376,615        10,781,509
    Accrued maintenance expense                                                       18,394,830        14,933,568
    Current portion of obligations under capital leases                                  111,146           106,833
                                                                                 ----------------  ----------------
            Total current liabilities                                                 77,413,426        68,720,840

Accrued maintenance expense                                                            6,502,788         6,042,958
Deferred tax liability                                                                    30,928            30,928
Obligations under capital leases, excluding current portion                              409,890           434,920
                                                                                 ----------------  ----------------
            Total liabilities                                                         84,357,032        75,229,646
                                                                                 ----------------  ----------------

Stockholders' equity
    Preferred stock, no par value, authorized 1,000,000
       shares; none issued                                                              -                 -
    Common stock, no par value, stated value of $.001 per
       share, authorized 40,000,000 shares; 17,232,772 and 16,141,172
       shares issued and outstanding at June 30, 1999 and March 31, 1999                   17,233            16,141
    Additional paid-in capital                                                        62,609,808        58,054,844
    Unearned ESOP shares                                                                (406,250)         (609,375)
    Accumulated deficit                                                               (5,454,558)      (13,070,961)
                                                                                 ----------------  ----------------
            Total stockholders' equity                                                56,766,233        44,390,649
                                                                                 ----------------  ----------------
                                                                                   $ 141,123,265     $ 119,620,295
                                                                                 ================  ================
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Income


                                                                                    Three Months Ended June 30,
                                                                                      1999              1998
                                                                                 ----------------------------------
                                                                                            (unaudited)
Revenues:
    Passenger                                                                       $ 75,974,913      $ 41,560,587
    Cargo                                                                              1,441,084         1,004,748
    Other                                                                                470,200           322,218
                                                                                 ----------------  ----------------

            Total revenues                                                            77,886,197        42,887,553
                                                                                 ----------------  ----------------

Operating expenses:
    Flight operations                                                                 25,884,383        17,853,706
    Aircraft and traffic servicing                                                    10,705,730         7,137,822
    Maintenance                                                                       13,550,252         8,727,868
    Promotion and sales                                                               11,830,919         7,126,460
    General and administrative                                                         3,687,623         1,278,559
    Depreciation and amortization                                                        574,211           338,449
                                                                                 ----------------  ----------------

            Total operating expenses                                                  66,233,118        42,462,864
                                                                                 ----------------  ----------------

            Operating income                                                          11,653,079           424,689
                                                                                 ----------------  ----------------

Nonoperating income (expense):
    Interest income                                                                      824,643           275,569
    Interest expense                                                                     (21,901)         (240,239)
    Other, net                                                                          (121,566)          (26,310)
                                                                                 ----------------  ----------------

            Total nonoperating income, net                                               681,176             9,020
                                                                                 ----------------  ----------------

Income before income tax expense
                                                                                      12,334,255           433,709

Income tax expense                                                                     4,717,852          -

                                                                                 ================  ================
Net income                                                                      $      7,616,403 $         433,709
                                                                                 ================  ================

Earnings per share:
            Basic                                                                      $    0.46         $    0.03
                                                                                 ================  ================
            Diluted                                                                    $    0.41         $    0.03
                                                                                 ================  ================

Weighted average shares of
  common stock outstanding                                                            16,539,582        12,513,827
                                                                                 ================  ================

Weighted average shares of common stock and
  common stock equivalents outstanding                                                18,470,832        13,689,997
                                                                                 ================  ================

See accompanying notes to financial statements.


FRONTIER AIRLINES, INC.
Statement of Cash Flows

                                                                                    Three Months Ended June 30,
                                                                                      1999              1998
                                                                                 ----------------------------------
                                                                                            (unaudited)
Cash flows from operating activities:
    Net income                                                                       $ 7,616,403        $  433,709
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock ownership plan compensation expense                           203,125
            Depreciation and amortization                                                648,393           521,294
            Changes in operating assets and liabilities:
                Trade receivables                                                      3,106,619         2,373,625
                Security, maintenance and other deposits                              (3,632,357)       (3,323,636)
                Prepaid expenses and other assets                                       (768,785)       (1,223,944)
                Inventories                                                             (304,210)         (237,527)
                Deferred income tax expense                                            4,580,352                 -
                Accounts payable                                                         111,918        (3,221,120)
                Air traffic liability                                                  5,519,987           919,620
                Other accrued expenses                                                  (404,894)       (1,067,365)
                Accrued maintenance expense                                            3,921,092         1,894,524
                                                                                 ----------------  ----------------

                     Net cash provided (used) by operating activities                 20,597,643        (2,930,820)
                                                                                 ----------------  ----------------

Cash flows used by investing activities:
    Increase in short-term investments                                               (41,378,295)       (4,932,533)
    Aircraft lease deposits                                                              596,416                 -
    Increase in restricted investments                                                  (860,000)                -
    Capital expenditures                                                              (1,661,600)         (328,162)
                                                                                 ----------------  ----------------
                     Net cash used by investing activities                           (43,303,479)       (5,260,695)
                                                                                 ----------------  ----------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                         4,556,056        13,676,508
    Proceeds from short-term borrowings                                                        -           179,663
    Principal payments on obligations under capital leases                               (20,717)          (10,451)
                                                                                 ----------------  ----------------
                    Net cash provided by financing activities                          4,535,339        13,845,720
                                                                                 ----------------  ----------------

                    Net (decrease) increase in cash and cash equivalents             (18,170,497)        5,654,205

Cash and cash equivalents, beginning of period                                        47,289,072         3,641,395
                                                                                 ----------------  ----------------

Cash and cash equivalents, end of period                                            $ 29,118,575       $ 9,295,600
                                                                                 ================  ================

See accompanying notes to financial statements.


FRONTIER AIRLINES, INC.
Notes to Financial Statements
June 30, 1999


(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that will be realized for the full year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. ("Frontier" or the "Company") and the expectations of our Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with its business strategy or in response to competitive pressures or other factors such as our commencement of passenger service and ground handling operations at several airports and assumption of maintenance and ground handling operations at DIA with our own employees; general economic factors and behavior of the fare-paying public and the federal government, suspension of the carrier's operations and increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines and other competitors; the availability of Boeing 737 aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; and uncertainties regarding aviation fuel prices. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our yield per RPM or expense per ASM can significantly affect operating results. See "Risk Factors" in our 1999 Form 10-K.

General

       We are a scheduled airline based in Denver, Colorado. We currently operate routes linking our Denver hub to 19 cities in 15 states spanning the nation from coast to coast. At present, we use up to seven gates at Denver International Airport ("DIA") for approximately 92 daily flight departures and arrivals. During the quarter ended June 30, 1999, we added Portland, Oregon to our route system on June 14, 1999 and added frequencies to San Francisco, California, New York (LaGuardia), and Seattle, Washington. On November 1, 1998, we initiated complimentary shuttle service between Boulder, Colorado and DIA. Service to Orlando, Florida is scheduled to commence September 9, 1999 with one daily nonstop flight and a second daily flight commencing on November 4, 1999.

       Organized in February 1994, we commenced flight operations as a regional carrier in July 1994 with two leased Boeing 737-200 jet aircraft. We currently operate 19 leased jets as of August 6 1999, including 7 Boeing 737-200s and 12 larger Boeing 737-300s.

       As a result of the expansion of our operations during the quarter ended June 30, 1999, our results of operations are not necessarily indicative of future operating results or comparable to the prior quarter ended June 30, 1998.

       Small fluctuations in our yield per RPM or expense per ASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

Results of Operations

       We had net income of $7,616,000 or $.41 per diluted share for the quarter ended June 30, 1999 as compared to net income of $433,709 or $.03 per diluted share for the quarter ended June 30, 1998. During the quarter ended June 30, 1999, we reported a provision for income taxes which totaled $4,718,000 or $.26 per diluted share. During the quarter ended June 30, 1999 as compared to the prior comparable period, we experienced higher fares as a result of increases in business travelers and a general increase in fare levels. Our cost per ASM increased to 8.12(cent) during the quarter ended June 30, 1999 from 7.80(cent) for the prior comparable period principally as a result of an unanticipated engine repair expense due to a premature failure, which accounted for .18(cent) of expense per ASM, and our accrual for a potential employee performance bonus under a new program adopted this year, which accounted for .09(cent) of expense per ASM. Our expense per ASM for the quarter ended June 30, 1999 adjusted for these items would have been 7.85(cent).

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended June 30, 1999, our break-even load factor was 52% compared to the passenger load factor achieved of 62%. For the quarter ended June 30, 1998, our break-even load factor was 61.3% compared to the achieved passenger load factor of 62%. Our break-even load factor decreased from the prior comparable period largely as a result of an increase in our average fare to $133 during the quarter ended June 30, 1999 from $108 during the quarter ended June 30, 1998, an increase in our total yield per RPM from 12.71(cent) for the quarter ended June 30, 1998 to 15.38(cent) for the quarter ended June 30, 1999 offset by an increase in our expense per ASM to 8.12(cent) for the quarter ended June 30, 1999 from 7.80(cent) for the quarter ended June 30, 1998.

       The following table provides certain of our quarterly financial and operating data for the fifteen months of operations ended June 30, 1999.


                                                                    Quarter Ended
                                   --------------------------------------------------------------------------------

                                       June 30,      September 30,    December 31,       March 31,      June 30,
                                         1998            1998            1998              1999           1999

     Passenger revenue (1)           $41,561,000      $55,502,000     $49,113,000      $68,135,000     $75,975,000
     Revenue passengers carried          368,000          420,000         373,000          503,000         553,000
     Revenue passenger
         miles (RPMs)(2)             337,555,000      387,810,000     338,691,000      442,541,000     506,247,000
     Available seat miles
       (ASMs)(3)                     544,557,000      609,111,000     632,754,000      751,081,000     815,961,000
     Passenger load factor (4)             62.0%            63.7%           53.5%            58.9%           62.0%
     Break-even load factor (5)            61.3%            52.3%           50.8%            48.3%           52.0%
     Block hours (6)                      11,255           12,543          13,325           15,666          16,785
     Average daily block hour
       utilization (7)                     10.27            10.27            9.57            10.24           10.80
     Yield per RPM (cents) (8)             12.31            14.31           14.50            15.40           15.01
     Total yield per RPM (cents) (9)       12.71            14.66           14.97            15.86           15.38
     Total yield per ASM (cents) (10)       7.88             9.33            8.01             9.34            9.55
     Expense per ASM (cents)                7.80             7.73            7.66             7.71            8.12
     Passenger revenue per
       block hour                      $3,692.67        $4,424.94       $3,685.78        $4,349.23       $4,526.36
     Average fare (11)                      $108             $125            $124             $131            $133
     Average aircraft in service            14.0             14.0            14.4             17.0            18.0
     EBITDAR (12)                     $8,328,000      $17,713,000     $10,886,132      $21,923,000     $22,479,000
     EBITDAR as a % of revenue             19.4%            31.2%           21.5%            31.2%           28.9%
     Operating income                   $425,000       $9,778,000      $2,243,000      $12,234,000     $11,653,000
     Net income                         $434,000       $9,870,000      $2,460,000      $17,802,000      $7,616,000

(1) "Passenger revenue" includes revenues for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(2) "Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(3) "Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(5) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses
(6) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(7) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(8) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(9) "Total Yield per RPM" is determined by dividing total revenues by revenue passenger miles.
(10) "Total Yield per ASM" is determined by dividing passenger revenues by available seat miles.
(11) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(12) "EBITDAR", or "earnings before interest, income taxes, depreciation, amortization and aircraft rentals," is a supplemental financial measurement many airline industry analysts and we use in the evaluation of our business. However, EBITDAR should only be read in conjunction with all of our financial statements appearing elsewhere herein, and should not be construed as an alternative either to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

       The following table provides our operating revenues and expenses expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the year ended March 31, 1999 and the quarters ended June 30, 1999 and 1998.

                                         Year Ended March 31,                Quarters Ended June 30,
                                        -----------------------  -------------------------------------------------
                                                1999                      1999                     1998
                                        -----------------------  -----------------------  ------------------------
                                           Per           %          Per           %           Per           %
                                          total         of         total         of          total         of
                                           ASM        Revenue       ASM        Revenue        ASM        Revenue


      Revenues:
          Passenger                        8.44         97.2%       9.31        97.5%         7.63         96.9%
          Cargo                            0.19          2.2%       0.18         1.9%         0.18          2.3%
          Other                            0.06          0.6%       0.06         0.6%         0.06          0.8%
                                        -----------  ----------  -----------  ----------  ------------  ----------
      Total revenues                       8.69        100.0%       9.55       100.0%         7.88        100.0%


      Operating expenses:
          Flight operations                3.12         35.9%       3.17        33.2%         3.28         41.6%
          Aircraft and traffic servicing   1.35         15.5%       1.31        13.7%         1.31         16.6%
          Maintenance                      1.42         16.4%       1.66        17.4%         1.60         20.4%
          Promotion and sales              1.40         16.1%       1.45        15.2%         1.31         16.6%
          General and administrative       0.36          4.2%       0.45         4.7%         0.23          3.0%
          Depreciation and amortization    0.07          0.7%       0.08         0.8%         0.06          0.8%
                                        ===========  ==========  ===========  ==========  ============  ==========
      Total operating expenses             7.72         88.8%       8.12        85.0%         7.80         99.0%
                                        ===========  ==========  ===========  ==========  ============  ==========

      Total ASMs (000s)                  2,537,503                  815,961                   544,557


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

       Our average fare for the quarters ended June 30, 1999 and 1998 was $133 and $108, respectively, an increase of 23.2%. We believe that the increase in the average fare during the quarter ended June 30, 1999 over the prior comparable period was largely a result of our focus on increasing the number of business travelers and a general increase in fare levels. Additionally, during the quarter ended June 30, 1998, we honored certain Western Pacific Airlines flight coupons at a significantly reduced fare, which depressed the average fare for the quarter by approximately $6. Western Pacific Airlines operated out of DIA until it ceased operations on February 4, 1998.

       Passenger Revenues. Passenger revenues totaled $75,975,000 for the quarter ended June 30, 1999 compared to $41,561,000 for the quarter ended June 30, 1998, or an increase of 82.8%. Passenger revenue includes revenues for non-revenue passengers, administrative fees, and revenue recognized for tickets that are not used within one year from their issue dates. We carried 553,000 revenue passengers for the quarter ended June 30, 1999 compared to 368,000 for the quarter ended June 30, 1998 or an increase of 50.3%. We had an average of 18 aircraft in our fleet during the quarter ended June 30, 1999 compared to an average of 14 aircraft during the quarter ended June 30, 1998, an increase of 28.6%, and ASMs increased 271,404,000 or 49.8%. RPMs for the quarter ended June 30, 1999 were 506,247,000 compared to 337,555,000 for the quarter ended June 30, 1998, an increase of 50%.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $1,441,000 and $1,005,000 for the quarters ended June 30, 1999 and 1998, representing 1.9% and 2.3% of total operating revenues, respectively, or an increase of 43.4%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $470,000 and $322,000 or .6% and .8% of total operating revenues for the quarters ended June 30, 1999 and 1998, respectively.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses were $66,233,000 and $42,463,000 for the quarters ended June 30, 1999 and 1998 and represented 85% and 99% of total revenue, respectively. Operating expenses decreased as a percentage of revenue during the quarter ended June 30, 1999 as a result of the 82.8% increase in passenger revenues attributable to a 50.3% increase in passengers and a 23.2% increase in the average fare.

       Flight Operations. Flight operations expenses of $25,884,000 and $17,854,000 were 33.2% and 41.6% of total revenue for the quarters ended June 30, 1999 and 1998, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $7,955,000 for 13,129,000 gallons used and $5,191,000 for 8,667,000 gallons used resulted in an average fuel cost of 60.6(cent) and 59.9(cent) per gallon and represented 30.7% and 29.1% of total flight operations expenses for the quarters ended June 30, 1999 and 1998, respectively. The average fuel cost per gallon increased for the quarters ended June 30, 1999 from the comparable prior period due to an overall increase in the market price of fuel. Fuel prices are subject to change weekly, as we do not purchase supplies in advance for inventory. Fuel consumption for the quarters ended June 30, 1999 and 1998 averaged 782 and 770 gallons per block hour, respectively. Fuel consumption increased over the prior comparable period because of increased flap speed settings mandated by the FAA which required more fuel to maintain air speed at normal operating levels as well as the need to carry additional fuel because of increased storm activity. The requirement for increased flap speed settings will be lifted whan a fleet modification is completed, which is required to be done by August 1, 2000.

       Aircraft lease expenses totaled $10,374,000 (13.3% of total revenue) and $7,591,000 (17.7% of total revenue) for the quarters ended June 30, 1999 and 1998, respectively, or an increase of 36.7%. The increase is largely due to higher lease expenses for larger and newer Boeing 737 aircraft added to the fleet and an increase in the average number of aircraft to 18 from 14, or 28.6%, for the quarters ended June 30, 1999 and 1998, respectively.

       Aircraft insurance expenses totaled $605,000 (.8% of total revenue) and $647,000 (1.5% of total revenue) for the quarters ended June 30, 1999 and 1998, respectively. Aircraft insurance expenses were .12(cent) and .19(cent) per RPM for the quarters ended June 30, 1999 and 1998, respectively. Aircraft insurance expenses decreased per RPM as a result of competitive pricing in the aircraft insurance industry, our favorable experience rating since we began flight operations in July 1994 and economies of scale due to the increase in fleet size.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $3,452,000 and $2,316,000 or 4.5% and 5.6% of passenger revenue for each of the quarters ended June 30, 1999 and 1998, or an increase of 49.1%. Pilot and flight attendant compensation increased principally as a result of a 28.6% increase in the average number of aircraft in service, general wage rate increases, and an increase of 49.1% in block hours. We pay pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during that period to appear high in relationship to the average number of aircraft in service. When we are not in the process of adding aircraft to our system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, our expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $10,706,000 and $7,138,000 (an increase of 50%) for the quarters ended June 30, 1999 and 1998, respectively, and represented 13.7% and 16.6% of total revenue. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. During the quarter ended June 30, 1999 we served 19 cities and 14 during the quarter ended June 30, 1998, or an increase of 35.7%. These include all expenses incurred at airports served by us including landing fees, as well as station operations administration and flight operations ground equipment maintenance. Station expenses include landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses were $1,348 and $1,291 per departure for the quarters ended June 30, 1999 and 1998, respectively, or an increase of $57. During the quarter ended June 30, 1998, an additional DIA revenue credit above amounts estimated and accrued, totaling $371,000 for the calendar year ended December 31, 1997, was recorded which approximated $67 per departure. After adjusting the cost per departure for the quarter ended June 30, 1998 for this credit, the cost per departure would have been $1,359 and the cost per departure for the quarter ended June 30, 1999 would have been a $10 decrease from the prior comparable period. Aircraft and traffic servicing expenses decreased as a result of conducting our own ground operations at DIA beginning September 1, 1998 rather than having them performed by a third party contractor. This savings was offset by increased interrupted trip expenses as a result of a drop in the completion factor for the quarter ended June 30, 1999 to 98.4% from 99.1% for the quarter ended June 30, 1998 and expenses associated with the Boulder, Colorado-DIA shuttle service which is complimentary to our passengers.

       Maintenance. Maintenance expenses of $13,550,00 and $8,728,000 were 17.4% and 20.4% of total revenue for the quarters ended June 30, 1999 and 1998, respectively. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense is accrued monthly. Maintenance cost per block hour was $807 and $775 for the quarters ended June 30, 1999 and 1998, respectively. During the quarter ended June 30, 1999, we incurred an unanticipated engine repair expense as a result of a premature failure totaling $1,500,000. Maintenance cost per block hour would have been $718 excluding this engine repair expense, and we would have experienced a 7.4% decrease in the cost per block hour. During the quarter ended June 30, 1998 we were outsourcing certain aircraft heavy maintenance checks. Effective March 1999, we began to conduct these checks in-house which we expect will continue to reduce maintenance expenses in future periods. Additionally, we believe that these costs will continue to normalize as we add additional aircraft to our fleet.

       Promotion and Sales. Promotion and sales expenses totaled $11,831,000 and $7,126,000 and were 15.2% and 16.6% of total revenue for the quarters ended June 30, 1999 and 1998, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. Promotion and sales expenses decreased as a percentage of revenue for the quarter ended June 30, 1999 over the prior comparable period largely as a result of the increase in revenue.

       Promotion and sales expenses per passenger were $21.39 and $19.36 for the quarters ended June 30, 1999 and 1998, respectively. Promotion and sales expenses increased largely as a result of increases in travel agency commissions and credit card fees associated with the increase in our average fare from $108 for the quarter ended June 30, 1998 to $133 for the quarter ended June 30, 1999. We also experienced an increase in reservation costs as a result of outsourcing more of our reservation requirements offset by a decrease in advertising costs per passenger.

       General and Administrative. General and administrative expenses for the quarters ended June 30, 1999 and 1998 totaled $3,688,000 and $1,279,000, respectively, and were 4.7% and 3.0% of total revenue, respectively. These expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, MIS, aircraft procurement, corporate communications, and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, and general insurance expenses are also included in general and administrative expenses. Included in general and administrative expenses for the quarter ended June 30, 1999 was an accrual of $742,000 for a potential employee performance bonus under a new program adopted this year. We also experienced increases in our human resources and MIS expenses as a result of an increase in employees from approximately 950 in June 1998 to approximately 1,640 in June 1999. In addition to the usual increases in crew and station personnel associated with additional aircraft and cities, we had significant increases in maintenance personnel as a result of bringing certain heavy maintenance checks in-house which began in March 1999 and ground handling personnel for our own ramp operations at DIA which began in September 1998. Because of the increase in personnel, our health insurance benefit expenses and accrued vacation expense increased accordingly. During the quarter ended June 30, 1998, we relieved approximately $240,000 of our employee health insurance liability that was determined to be overfunded with a corresponding credit to general and administrative expenses.

       Depreciation and Amortization. Depreciation and amortization expenses of $574,000 and $338,000 were approximately .8% for each of the quarters ended June 30, 1999 and 1998. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets. Amortization of start-up and route development costs is not included, as these expenses have been expensed as incurred.

       Nonoperating Income (Expense). Net nonoperating income totaled $681,000 for the quarter ended June 30, 1999 compared to $9,000 for the quarter ended June 30, 1998. Interest income increased from $276,000 to $825,000 during the quarter ended June 30, 1999 from the prior comparable period due to an increase in cash balances as a result of an increase in cash provided by operating activities and proceeds from stock option and warrant exercises. Interest expenses decreased to $22,000 from $240,000 during the quarter ended June 30, 1999 from the prior year. In December 1997, we sold $5,000,000 of 10% senior notes. In connection with this transaction, we issued the lender warrants to purchase 1,750,000 shares of Common Stock. Interest expense paid in cash and the accretion of the warrants and deferred loan expenses associated with the senior secured notes totaled $234,000 during the quarter ended June 30, 1998. In
January 1999, we paid the note in full. Other, net nonoperating expense was $122,000 for the quarter ended June 30, 1999 compared to other, net nonoperating income of $26,000 for the quarter ended June 30, 1998.

       Income Tax Expense: We accrued income taxes of $4,718,000 at 38.25% of taxable income during the quarter ended June 30, 1999. During the quarter ended June 30, 1998, the Company had tax loss carryforwards that offset taxable income for the period.

       Expenses per ASM. Our expenses per ASM for the quarters ended June 30, 1999 and 1998 were 8.12(cent) and 7.80(cent), respectively, or an increase of 4.1%. Our cost per ASM increased during the quarter ended June 30, 1999 principally as a result of an unanticipated engine repair expense due to a premature failure which accounted for .18(cent) of expense per ASM and our accrual for a potential employee performance bonus under a new program adopted this year, which accounted for .09(cent) of expenses per ASM. Our expense per ASM for the quarter ended June 30, 1999 adjusted for these items would have been 7.85(cent). Expenses per ASM excluding fuel for the quarters ended June 30, 1999 and 1998 were 7.14(cent) and 6.84(cent), respectively, or an increase of 4.4%. Expenses per ASM are influenced to a degree by the amount of aircraft utilization and by aircraft seating configuration. For example, with the 108 seat all coach seating configuration selected by us on five of our Boeing 737-200 aircraft, the expenses per ASM for us are higher by 11% when compared with the 120 seat alternative used by many carriers. Our average seats per aircraft for the quarter ended June 30, 1999 were 126 as compared to 124 seats per aircraft for the quarter ended June 30, 1998, as a result of the increase in the number of our Boeing 737-300 aircraft.


Liquidity and Capital Resources

       Our balance sheet reflected cash and cash equivalents and short-term investments of $70,497,000 and $47,289,000 at June 30, 1999 and March 31, 1999,
respectively. At June 30, 1999, total current assets were $113,917,000 as compared to $77,413,000 of total current liabilities, resulting in working capital of $36,504,000. At March 31, 1999, total current assets were $94,209,000 as compared to $68,721,000 of total current liabilities, resulting in working capital of $25,488,000. The increase in our present working capital is largely a result of cash flows provided by operating activities and proceeds from exercises of common stock options and warrants during the quarter ended June 30, 1999.

       Cash provided by operating activities for the quarter ended June 30, 1999 was $20,598,000. This is attributable to our net income for the period, decreases in trade receivables, utilization of deferred tax assets, and increases in air traffic liability and accrued maintenance expenses, offset by increases in security, maintenance and other deposits and prepaid expenses. Cash used by operating activities for the quarter ended June 30, 1998 was $2,931,000. This was attributable to increases in security, maintenance and other deposits, prepaid expenses and other assets and decreases in accounts payable and other accrued expenses, offset by net income and decreases in trade receivables and increases in air traffic liability and accrued maintenance expenses.

       Cash used by investing activities for the quarter ended June 30, 1999 was $43,303,000. We invested $41,378,000 in short-term investments comprised of government-backed agencies with maturities of one year or less. During the quarter ended June 30, 1999, cash security deposits for aircraft totaling $596,000 were returned to us. We had issued to certain of our aircraft lessors warrants to purchase 395,000 shares of our Common Stock at an aggregate purchase price of $2,391,600. During May 1999 and June 1999, aircraft lessors exercised all of these warrants and we received $2,391,600. To the extent that the aircraft lessors were able to realize certain profit margins on their subsequent sale of our Common Stock, they were required to refund a portion of the cash security deposits they were holding. As a result of their sales of our Common Stock, $486,000 in cash security deposits were returned to us during the quarter ended June 30, 1999. Other cash security deposits were replaced with letters of credit and these deposits were returned to us. Additionally, we secured two aircraft delivered during the quarter ended June 30, 1999 with letters of credit totaling $860,000. Our restricted investments increased $860,000 to collateralize the letters of credit. We used $1,662,000 for capital expenditures for rotable aircraft components, maintenance equipment and tools, aircraft leasehold costs and improvements, and computer equipment for the quarter ended June 30, 1999. Cash used in investing activities for the quarter ended June 30, 1998 was $5,261,000. We invested $4,933,000 in short-term investments comprised of government-backed agencies with maturities of one year or less. We used $328,000 for capital expenditures for rotable aircraft components and aircraft leasehold costs and improvements during the quarter ended June 30, 1998.

       Cash provided by financing activities for the quarters ended June 30, 1999 and 1998 was $4,536,000 and $13,846,000, respectively. During the quarter ended June 30, 1999, we received $4,556,000 from the exercise of Common Stock options and warrants. During the quarter ended June 30, 1998, we sold 4,363,001 shares of our Common Stock through a private placement to an institutional investor. Gross proceeds to us from the transaction were approximately $14,180,000, of which we received net proceeds of approximately $13,650,000 after offering costs. We issued a warrant to this investor to purchase 716,929 shares of our Common Stock at a purchase price of $3.75 per share. This warrant expires in April 2002.

       We operate 19 Boeing 737 type aircraft under operating leases with expiration dates ranging from 1999 to 2006. Under these leases, we were required to make cash security deposits or issue letters of credit to secure the lease obligations.  At  June  30,  1999,  we  had  made  cash  security  deposits  and outstanding letters of credit totaling $4,952,000 and $4,504,000 respectively. Accordingly, our restricted cash balance includes $4,504,000 which collateralize the outstanding letters of credit. Additionally, we make deposits for maintenance of these aircraft. At June 30, 1999, we had maintenance deposits of $22,296,405.

       Two of our leased aircraft are not compliant with FAA Stage 3 noise regulations. As their leases expire in the fall of 1999 we are replacing these aircraft with Stage 3 compliant aircraft. We have entered into lease agreements to lease two Boeing 737-200 advanced aircraft to replace these aircraft. However, delivery delays could cause us to temporarily reduce our fleet size and therefore adversely affect our revenues.

       We are exploring various means to increase revenues and reduce expenses. We have performed ad hoc charters and will consider them in the future depending on the availability of our fleet. We are considering revenue enhancement initiatives with new marketing alliances. We began our own ground handling operations at DIA effective September 1, 1998, a function that had been provided by an independent contractor. Ground handling equipment required by us to perform these operations necessitated capital expenditures of approximately $800,000. Effective March 1, 1999, we began to conduct certain aircraft heavy maintenance checks in-house that we expect will reduce maintenance expenses. Other potential expense reduction programs include the installation of an upgraded flight operations, maintenance, and parts inventory management information system which we expect will be fully operational by the end of the fiscal year ending March 31, 2000, and an in-house revenue accounting system.

       We currently sublease from Continental Airlines, on a preferential-use basis, four departure gates on Concourse A at DIA. In addition, we use, on a non-preferential use basis, another three gates under the direct control of the City and County of Denver ("CCD"). Our sublease with Continental expires on February 29, 2000, as does Continental's lease with CCD for these four gates and an additional six gates it leases on Concourse A. Continental has an option to renew its lease for five years and reduce its lease obligation to three gates and related space. United Airlines, which occupies all of DIA's Concourse B gates, has a right of first refusal on any of the ten Continental gates for which Continental does not renew its lease, and has stated its intention to occupy four gates on Concourse A. Continental's lease and lease renewal option for gates on Concourse A, as well as United's right of first refusal on Continental's Concourse A gates, are provided for in a 1995 agreement between CCD, Continental and United (the "1995 Agreement"). We have requested of CCD a lease, effective March 1, 2000, for the four gates we currently sublease from Continental and an additional five gates contiguous to those we now use. However, our request is contingent upon the implementation of a rate making methodology for DIA terminal facilities that remedies what we consider to be unfair and discriminatory aspects of the current methodology, as established by the 1995 Agreement. Under the present methodology costs related to a non-functioning Concourse A automated baggage system and associated equipment and space ("AABS") are allocated exclusively to Concourse A, causing rental rates on Concourse A to be higher than those on DIA's Concourse C. Our sublease for Concourse A gates with Continental, which expires in February 2000, provides that Continental pays, on our behalf, a significant portion of the AABS costs that would otherwise be payable by us under the current rate-making methodology.

       CCD has indicated that it is considering alternative means of treating AABS costs upon expiration of the Continental lease in February 2000. CCD and the signatory airlines at DIA, including us, are discussing possible changes to the rate-making methodology to deal with the AABS costs, although CCD has stated that absent an agreement with a majority-in-interest of the DIA signatory airlines, CCD will unilaterally impose a solution to the issue. Unless the issue is resolved by agreement of all or at least a majority in interest of the affected parties, there is a significant possibility that the 1995 Agreement, or any rate-making methodology unilaterally imposed by CCD, will be subject to litigation. In these circumstances, there is uncertainty with respect to the number and location of gate facilities at DIA that will be available to us, as well as the rates and charges that we will be required to pay for such facilities after February 2000. If we were required to operate at fewer gates than we have requested or if the ratemaking methodology is not amended or the rates are increased, it could have a material adverse effect on our business and results of operations.

       Our goal is to continue to lease additional aircraft to serve additional cities and to add flights on existing routes from Denver. We added routes to San Diego, California, Atlanta, Georgia, Dallas/Ft. Worth, Texas and Las Vegas, Nevada during the year ended March 31, 1999, and Portland, Oregon effective June 14, 1999. Service to Orlando, Florida is scheduled to commence September 9, 1999, with one daily nonstop flight and a second daily flight commencing on November 4, 1999. We believe that expanding our route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. Expansion of our operations will entail the hiring of additional employees to staff flight and ground operations in new markets, and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of our business, and competition within the airline industry that often requires quick reaction by management to changes in market conditions, we may require additional capital to further expand our business.

       In February 1997, United Airlines commenced service using its low fare United "Shuttle" between Denver and Phoenix, Arizona, and in October 1997 such service to Salt Lake City was added by United. These are both markets in which we provide service, in addition to other markets where United Airlines provides flights. We commenced service between Denver and Las Vegas in December 1998, another market in which United provides service with United "Shuttle". This competition, as well as other competitive activities by United and other carriers, have had and could continue to have an adverse effect on our revenues and results of operations.

       Except for the year ended March 31, 1999 and the quarter ended June 30, 1999, we have incurred substantial operating losses since our inception. In addition, we have substantial contractual commitments for leasing and maintaining aircraft. We believe that our existing cash balances coupled with improved operating results are and will be adequate to fund our operations at least through March 31, 2000.

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

       All internal systems are in the testing and remediation phases. The customer reservations and ticketing system and the credit card processing system, for example, have already been tested and remediated. These systems are outsourced and the third party provider absorbed the costs of modifying and testing these systems. Our general accounting and payroll systems have been upgraded to new versions that are certified as being Year 2000 compliant at an insignificant cost to us. Our crew and dispatch training records, aircraft maintenance records and inventory control are in the final stages of being automated from manual systems to computer systems that are certified as being Year 2000 compliant. The Boeing Company has verified that the computer systems on the aircraft type operated by us are or will be Year 2000 compliant before the year 2000. We plan to complete the testing and remediation phases by September 30, 1999, and the contingency planning phase by October 31, 1999.

       We have utilized existing resources with the exception of four temporary personnel and have incurred appoximately $100,000 of expenses to implement our Year 2000 project as of June 30, 1999. The total remaining costs of the Year 2000 project are expected to be insignificant and will be funded through cash from operations. The costs and the dates on which we anticipate completion of the Year 2000 project are based on our best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

       Despite our efforts to address Year 2000 issues, we could potentially experience disruptions or suspension of our operations (which we believe is the most reasonably likely worse case scenario), including those resulting from non-compliant systems used by third party businesses and governmental entities. Our business, financial condition or results of operations could be materially adversely affected by the failure of our systems or those operated by third parties upon which our business relies.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

       The significant risk inherent in our market risk sensitive position is the potential loss arising from an adverse change in the price of fuel as described below. The sensitivity analysis presented does not consider either the effects that such an adverse change may have on overall economic activity or additional action management may take to mitigate our exposure to such a change. Actual results may differ from the amounts disclosed. At the present time, we do not utilize fuel price hedging instruments to reduce our exposure to fluctuations in fuel prices.

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

                           PART II. OTHER INFORMATION


Item 2:        Changes in Securities and Use of Proceeds

               During the quarter, we issued an aggregate of 1,091,600 shares of our Common Stock pursuant to the exercise of warrants as discussed in "Liquidity and Capital Resources" above. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. A Registration Statement on Form S-3 covering the resale of these shares has been declared effective by the Securities and Exchange Commission.




Item 6:        Exhibits and Reports on Form 8-K

Exhibit Numbers

(a)      Exhibits

10.44 Aircraft Sublease Agreement (MSN 23039) dated as of July 21, 1999 between Kommanditbolaget Flygplanet XIV, Sublessor, and Frontier Airlines, Inc., Sublessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made.

10.45 Aircraft Sublease Agreement (MSN 23040) dated as of July 21, 1999 between Kommanditbolaget Flygplanet XII, Sublessor, and Frontier Airlines, Inc., Sublessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made.

27.1           Financial Data Schedule

(b)      Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FRONTIER AIRLINES, INC.


Date:  August 10, 1999                    By: /s/ Samuel D. Addoms
                                         ---------------------------------------
                                         Samuel D. Addoms, Principal Executive
                                         Officer and Principal Financial Officer


Date:  August 10, 1999                    By: /s/ Elissa A. Potucek
                                         ---------------------------------------
                                         Elissa A. Potucek, Vice President,
                                         Controller, Treasurer and Principal
                                         Accounting Officer