Form 10-Q
period 1999-09-30
FRONTIER AIRLINES INC /CO/
filed 1999-11-10
CIK 921929

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-24126



                             FRONTIER AIRLINES, INC.
             (Exact name of registrant as specified in its charter)



           Colorado                                    84-1256945
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporated or organization)


    12015 E. 46th Avenue, Denver, CO                     80239
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number including area code:  (303) 371-7400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the Company's Common Stock outstanding as of November 8, 1999 was 17,582,709.

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
Condensed Balance Sheets
(Unaudited)

                                                                                  September 30,       March 31,
                                                                                       1999             1999
                                                                                  ---------------  ----------------
Assets
Current assets:
    Cash and cash equivalents                                                       $ 47,683,727      $ 47,289,072
    Short-term investments                                                            33,466,704          -
    Restricted investments                                                             4,000,000         4,000,000
    Trade receivables                                                                 12,620,673        16,930,038
    Maintenance deposits                                                              16,092,758        13,018,466
    Prepaid expenses and other assets                                                  6,886,878         5,439,834
    Inventories                                                                        2,051,421         1,203,916
    Deferred tax assets                                                                  999,921         6,041,576
    Deferred lease expenses                                                              219,027           285,636
                                                                                  ---------------  ----------------
            Total current assets                                                     124,021,109        94,208,538

Security, maintenance and other deposits                                              10,854,170        11,834,457
Property and equipment, net                                                           11,687,957         8,733,778
Deferred lease and other expenses                                                        186,006           267,762
Restricted investments                                                                 6,185,760         4,575,760
                                                                                  ===============  ================
                                                                                   $ 152,935,002     $ 119,620,295
                                                                                  ===============  ================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                $ 13,979,947      $ 14,011,238
    Air traffic liability                                                             32,191,368        28,887,692
    Other accrued expenses                                                            14,611,403        10,781,509
    Accrued maintenance expense                                                       19,480,769        14,933,568
    Current portion of obligations under capital leases                                  107,261           106,833
                                                                                  ---------------  ----------------
            Total current liabilities                                                 80,370,748        68,720,840

Accrued maintenance expense                                                            5,575,898         6,042,958
Deferred tax liability                                                                    30,928            30,928
Obligations under capital leases, excluding current portion                              382,167           434,920
                                                                                  ---------------  ----------------
            Total liabilities                                                         86,359,741        75,229,646
                                                                                  ---------------  ----------------

Stockholders' equity
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued and outstanding                                                     -                 -
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 17,582,209 and 16,141,172 shares
        issued and outstanding at September 30, 1999 and March 31, 1999                   17,582            16,141
    Additional paid-in capital                                                        63,201,482        58,054,844
    Unearned ESOP shares                                                                (203,125)         (609,375)
    Retained earnings (accumulated deficit)                                            3,559,322       (13,070,961)
                                                                                  ---------------  ----------------
            Total stockholders' equity                                                66,575,261        44,390,649
                                                                                  ---------------  ----------------
                                                                                   $ 152,935,002     $ 119,620,295
                                                                                  ===============  ================
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Income
(Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                               September 30,     September 30,    September 30,     September 30,
                                                    1999             1998              1999             1998
                                               ---------------  ----------------  ---------------  ----------------
Revenues:
    Passenger                                    $ 83,412,784      $ 55,502,301    $ 159,387,697      $ 97,062,888
    Cargo                                           1,477,492           967,071        2,918,576         1,971,819
    Other                                             562,989           383,541        1,033,189           705,759
                                               ---------------  ----------------  ---------------  ----------------

            Total revenues                         85,453,265        56,852,913      163,339,462        99,740,466
                                               ---------------  ----------------  ---------------  ----------------

Operating expenses:
    Flight operations                              30,376,247        18,778,648       56,260,630        36,632,354
    Aircraft and traffic servicing                 11,914,874         8,453,991       22,620,604        15,591,813
    Maintenance                                    12,347,293         9,410,480       25,897,545        18,138,348
    Promotion and sales                            12,646,049         8,296,433       24,476,968        15,422,893
    General and administrative                      4,170,915         1,758,020        7,858,538         3,036,579
    Depreciation and amortization                     633,441           377,525        1,207,652           715,974
                                               ---------------  ----------------  ---------------  ----------------

            Total operating expenses               72,088,819        47,075,097      138,321,937        89,537,961
                                               ---------------  ----------------  ---------------  ----------------

            Operating income                       13,364,446         9,777,816       25,017,525        10,202,505
                                               ---------------  ----------------  ---------------  ----------------

Nonoperating income (expense):
    Interest income                                 1,122,479           344,403        1,947,122           619,972
    Interest expense                                  (26,115)         (217,842)         (48,016)         (458,081)
    Other, net                                        136,587           (34,819)          15,021          (61,129)
                                               ---------------  ----------------  ---------------  ----------------

            Total nonoperating income, net          1,232,951            91,742        1,914,127           100,762
                                               ---------------  ----------------  ---------------  ----------------

Income before income tax expense                   14,597,397         9,869,558       26,931,652        10,303,267

Income tax expense                                  5,583,517                 -       10,301,369                 -

                                               ===============  ================  ===============  ================
Net income                                        $ 9,013,880       $ 9,869,558     $ 16,630,283      $ 10,303,267
                                               ===============  ================  ===============  ================

Earnings per share:
            Basic                                   $    0.52         $    0.71        $    0.98         $    0.78
                                               ===============  ================  ===============  ================
            Diluted                                 $    0.47         $    0.64        $    0.89         $    0.71
                                               ===============  ================  ===============  ================

Weighted average shares of
  common stock outstanding
            Basic                                  17,452,641        13,955,031       16,998,582        13,238,367
                                               ===============  ================  ===============  ================
            Diluted                                19,090,549        15,354,381       18,637,440        14,483,683
                                               ===============  ================  ===============  ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Condensed Statements of Cash Flows
For the Six Months Ended September 30, 1999 and 1998
(Unaudited)

                                                                                       1999             1998
                                                                                  ---------------  ----------------
Cash flows from operating activities:
    Net income                                                                      $ 16,630,283      $ 10,303,267
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock option plan compensation expense                              406,250           322,875
            Depreciation and amortization                                              1,356,016         1,438,249
            Loss on sale of equipment                                                   -                    6,793
            Deferred tax expense                                                       5,041,655          -
            Changes in operating assets and liabilities:
                Restricted investments                                                  -                 (819,354)
                Trade receivables                                                      4,309,365         2,075,169
                Security, maintenance and other deposits                              (3,927,921)       (4,228,192)
                Prepaid expenses and other assets                                     (1,447,044)       (1,639,725)
                Inventories                                                             (847,505)           78,010
                Accounts payable                                                         (31,291)       (2,895,972)
                Air traffic liability                                                  3,303,676          (608,327)
                Other accrued expenses                                                 3,829,894           704,576
                Accrued maintenance expense                                            4,080,141         3,495,732
                                                                                  ---------------  ----------------
                     Net cash provided by operating activities                        32,703,519         8,233,101
                                                                                  ---------------  ----------------

Cash flows used by investing activities:
    Increase in short-term investments                                               (33,466,704)         -
    Aircraft lease deposits refunded (paid)                                            1,833,916          (284,000)
    Increase in restricted investments                                                (1,610,000)         -
    Capital expenditures                                                              (4,161,830)       (1,259,468)
                                                                                  ---------------  ----------------
                     Net cash used by investing activities                           (37,404,618)       (1,543,468)
                                                                                  ---------------  ----------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                         5,148,079        13,395,477
    Proceeds from short-term borrowings                                                 -                  179,664
    Principal payments on short-term borrowings                                         -                  (58,778)
    Principal payments on obligations under capital leases                               (52,325)          (23,793)
                                                                                  ---------------  ----------------
                    Net cash provided by financing activities                          5,095,754        13,492,570
                                                                                  ---------------  ----------------

                    Net increase in cash and cash equivalents                            394,655        20,182,203

Cash and cash equivalents, beginning of period                                        47,289,072         3,641,395
                                                                                  ---------------  ----------------

Cash and cash equivalents, end of period                                            $ 47,683,727      $ 23,823,598
                                                                                  ===============  ================

See accompanying notes to financial statements.


FRONTIER AIRLINES, INC.
Notes to Financial Statements
September 30, 1999


(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results that will be realized for the full year.

(2)  Income Tax Expense

     Income tax expense for the three and six months ended September 30, 1999 consists of:

                                          Three months         Six months
                                             ended               ended
                                        -----------------   -----------------

             Current expense                   -                   5,259,714
             Deferred expense                  5,583,517           5,041,655
                                        =================   =================
                                               5,583,517          10,301,369
                                        =================   =================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. ("Frontier" or the "Company") and the expectations of our Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors such as our commencement of passenger service and ground handling operations at several airports and assumption of maintenance and ground handling operations at DIA with our own employees; general economic factors and behavior of the fare-paying public, increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines and other competitors; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; and uncertainties regarding aviation fuel prices. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our yield per RPM or expense per ASM can significantly affect operating results. See "Risk Factors" in our 1999 Form 10-K as they may be modified by the disclosures contained in this report.

General

       We are a scheduled airline based in Denver, Colorado. We currently operate routes linking our Denver hub to 20 cities in 17 states spanning the nation from coast to coast. At present, we use up to eight gates at Denver International Airport ("DIA") for approximately 94 daily flight departures and arrivals. During the six months ended September 30, 1999, we added Portland, Oregon to our route system on June 14, 1999 and Orlando, Florida on September 9, 1999, respectively, and added frequencies to certain markets. On November 4, 1999 we added an additional daily nonstop flight to Orlando, Florida. On November 1, 1998, we initiated complimentary shuttle service between Boulder, Colorado and DIA.

       Organized in February 1994, we commenced flight operations as a regional carrier in July 1994 with two leased Boeing 737-200 jet aircraft. We currently operate 19 leased jets as of November 8, 1999, including 6 Boeing 737-200s and 13 larger Boeing 737-300s.

       As a result of the expansion of our operations during the six months ended September 30, 1999, our results of operations are not necessarily indicative of future operating results or comparable to the prior period ended September 30, 1998.

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

Results of Operations

       We had net income of $16,630,000 or 89(cent) per diluted share for the six months ended September 30, 1999 as compared to net income of $10,303,000 or 71(cent) per diluted share for the six months ended September 30, 1998. We had net income of $9,014,000 or 47(cent) per diluted share for the three months ended September 30, 1999 as compared to net income of $9,870,000 or 64(cent) per diluted share for the three months ended September 30, 1998. During the three and six months ended September 30, 1999, we reported a provision for income taxes which totaled $5,584,000 and $10,301,000 or 29(cent) and 55(cent) per diluted share, respectively. During the three and six months ended September 30, 1998, we had the benefit of tax loss carryforwards that offset tax expense for the period. During the three and six months ended September 30, 1999 as compared to the prior comparable periods, we experienced higher fares as a result of increases in business travelers and a general increase in fare levels. Our cost per ASM increased to 8.06(cent) during the six months ended September 30, 1999 from 7.76(cent) for the prior comparable period principally as a result of an unanticipated engine repair expense due to a premature failure, which accounted for .08(cent) of expense per ASM, our accrual for potential employee performance bonuses, which accounted for .11(cent) of expense per ASM, and an overall increase in the cost of fuel which accounted for .13(cent) per ASM.

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the six months ended September 30, 1999, our break-even load factor was 52.4% compared to the passenger load factor achieved of 63.0%. For the six months ended September 30, 1998, our break-even load factor was 56.2% compared to the achieved passenger load factor of 62.9%. Our break-even load factor decreased from the prior comparable period largely as a result of an increase in our average fare to $131 during the six months ended September 30, 1999 from $117 during the six months ended September 30, 1998, an increase in our total yield per RPM from 13.75(cent) for the six months ended September 30, 1998 to 15.10(cent) for the six months ended September 30, 1999 offset by an increase in our expense per ASM to 8.06(cent) for the six months ended September 30, 1999 from 7.76(cent) for the six months ended September 30, 1998.

       The following table sets forth certain of our quarterly financial and operating data for the 15 months of operations ended September 30, 1999.


                                                      Selected Financial and Operating Data


                                                                   Quarter Ended
                                ----------------------------------------------------------------------------------

                                September 30,     December 31,       March 31,         June 30,      September 30,
                                    1998              1998             1999              1999            1999

Passenger revenue (1)             $55,502,000      $49,113,000      $68,135,000      $75,975,000      $83,413,000
Revenue passengers carried            420,000          373,000          503,000          553,000          617,000
Revenue passenger
    miles (RPMs)(2)               387,810,000      338,691,000      442,541,000      506,247,000      575,476,000
Available seat miles
  (ASMs)(3)                       609,111,000      632,754,000      751,081,000      815,961,000      900,524,000
Passenger load factor (4)               63.7%            53.5%            58.9%            62.0%            63.9%
Break-even load factor (5)              52.3%            50.8%            48.3%            52.0%            52.7%
Block hours (6)                        12,543           13,325           15,666           16,785           17,987
Average daily block hour
  utilization (7)                       10.27             9.57            10.24            10.80            10.80
Yield per RPM (cents) (8)               14.31            14.50            15.40            15.01            14.49
Total yield per RPM (cents) (9)         14.66            14.97            15.86            15.38            14.85
Total yield per ASM (cents) (10)         9.33             8.01             9.34             9.55             9.49
Expense per ASM (cents)                  7.73             7.66             7.71             8.12             8.01
Expense per ASM (excluding               6.81             6.73             6.91             7.14             6.83
  fuel) (cents)
Passenger revenue per
  block hour                        $4,424.94        $3,685.78        $4,349.23        $4,526.36        $4,637.40
Average fare (11)                        $125             $124             $131             $133             $130
Average aircraft in service              14.0             14.4             17.0             18.0             19.1
EBITDAR (12)                      $17,713,000      $10,886,132      $21,923,000      $22,479,000      $25,779,000
EBITDAR as a % of revenue               31.2%            21.5%            31.2%            28.9%            30.2%
Operating income                   $9,778,000       $2,243,000      $12,234,000      $11,653,000      $13,364,000
Net income                         $9,870,000       $2,460,000      $17,802,000       $7,616,000       $9,014,000

(1) "Passenger revenue" includes revenues for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(2) "Revenue passenger miles,"or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown. (3)"Available seat miles,"or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(5) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses
(6) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(7) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(8) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(9) "Total Yield per RPM" is determined by dividing total revenues by revenue passenger miles.
(10) "Total Yield per ASM" is determined by dividing total revenues by available seat miles.
(11) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(12) "EBITDAR", or "earnings before interest, income taxes, depreciation, amortization and aircraft rentals," is a supplemental financial measurement many airline industry analysts and we use in the evaluation of our business. However, EBITDAR should only be read in conjunction with all of our financial statements appearing elsewhere herein, and should not be construed as an alternative either to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.


       The following table provides our operating revenues and expenses expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the three and six months ended September 30, 1999 and 1998.

                              For the three months ended September 30,     For the six months ended September 30,
                                     1999                  1998                   1999                  1998
                              --------------------  --------------------  --------------------  --------------------
                                Per         %         Per         %          Per         %         Per         %
                               total        of       total        of        total       of        total       of
                                ASM      Revenue      ASM      Revenue       ASM      Revenue      ASM      Revenue
Revenues:
    Passenger                     9.26      97.6%       9.11      97.6%        9.29     97.6%        8.41     97.3%
    Cargo                         0.16       1.7%       0.16       1.7%        0.17      1.8%        0.17      2.0%
    Other                         0.06       0.7%       0.06       0.7%        0.06      0.6%        0.06      0.7%
                              =========  =========  =========  =========  ==========  ========  ==========  ========
Total revenues                    9.48     100.0%       9.33     100.0%        9.52    100.0%        8.64    100.0%
                              =========  =========  =========  =========  ==========  ========  ==========  ========

Operating expenses:
    Flight operations             3.37      35.6%       3.08      33.0%        3.28     34.4%        3.18     36.7%
    Aircraft and traffic
    servicing                     1.32      13.9%       1.39      14.9%        1.32     13.9%        1.35     15.6%
    Maintenance                   1.37      14.5%       1.55      16.5%        1.51     15.9%        1.57     18.2%
    Promotion and sales           1.41      14.8%       1.36      14.6%        1.42     15.0%        1.34     15.5%
    General and adminstrative     0.47       4.9%       0.29       3.1%        0.46      4.8%        0.26      3.0%
    Depreciation and
      amortization                0.07       0.7%       0.06       0.7%        0.07      0.7%        0.06      0.7%
                              =========  =========  =========  =========  ==========  ========  ==========  ========
Total operating expenses          8.01      84.4%       7.73      82.9%        8.06     84.7%        7.76     89.7%
                              =========  =========  =========  =========  ==========  ========  ==========  ========

Total ASMs (000s)              900,524               609,111              1,716,485             1,153,668


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

       Our average fare for the six months ended September 30, 1999 and 1998 was $131 and $117, respectively. We believe that the increase in the average fare during the six months ended September 30, 1999 over the prior comparable periods was largely a result of our focus on increasing the number of business travelers and a general increase in fare levels. Additionally, during the six months ended September 30, 1998, we honored certain Western Pacific Airlines flight coupons at a significantly reduced fare, which depressed the average fare for the period. Western Pacific Airlines operated out of DIA until it ceased operations on February 4, 1998. Our average fare for the three months ended September 30, 1999 was $130 compared to $125 for the three months ended September 30, 1998. During the three months ended September 30, 1998, we experienced higher average fares in certain of our markets as a result of accommodating Northwest Airlines passengers during that carrier's pilot strike during a portion of August and September 1998.

       Passenger Revenues. Passenger revenues totaled $159,388,000 for the six months ended September 30, 1999 compared to $97,063,000 for the six months ended September 30, 1998, or an increase of 64.2%. The number of revenue passengers carried was 1,170,000 for the six months ended September 30, 1999 compared to 788,000 for the six months ended September 30, 1998 or an increase of 48.5%. We had an average of 18.5 aircraft in our fleet during the six months ended September 30, 1999 compared to an average of 14 aircraft during the six months ended September 30, 1998, an increase of 32.1%, and an increase in ASMs of 562,817,000 or 48.8%. RPMs for the six months ended September 30, 1999 were 1,081,723,000 compared to 725,369,000 for the six months ended September 30, 1998, an increase of 49.1%. We believe that our passenger revenues were adversely effected by late deliveries of aircraft during the three months ended September 30, 1999.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $2,919,000 and $1,972,000 for the six months ended September 30, 1999 and 1998, respectively, representing 1.8% and 2.0%, respectively of total operating revenues and an increase of 48.0%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $1,033,000 and $706,000, or .6% and .7% of total operating revenues for the six months ended September 30, 1999 and 1998, respectively, and an increase of 46.4%

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses were $138,322,000 and $89,538,000 for the six months ended September 30, 1999 and 1998 and represented 84.7% and 89.7% of revenue, respectively. Operating expenses decreased as a percentage of revenue during the six months ended September 30, 1999 as a result of the 64.2% increase in passenger revenues attributable to a 48.5% increase in passengers and an 12.0% increase in the average fare offset by an increase in the cost of fuel and an accrual for potential employee performance bonuses. Total operating expenses for the three months ended September 30, 1999 and 1998 were $72,089,000 and $47,075,000 and represented 84.4% and 82.8% of revenue, respectively. Operating expenses increased as a percentage of revenue during the three months ended September 30, 1999 principally as a result of an increase in the cost of fuel and the accrual for potential employee performance bonuses.

       Flight Operations. Flight operations expenses of $56,261,000 and $36,632,000 were 34.4% and 36.7% of total revenue for the six months ended September 30, 1999 and 1998, respectively. Flight operations expenses of $30,376,000 and $18,779,000 were 35.6% and 33.0% of total revenue for the three months ended September 30, 1999 and 1998, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel, including taxes, as well as the cost of delivering fuel into the aircraft. Aircraft fuel expense of $18,512,000 for 27,404,000 gallons used and $10,807,000 for
18,621,000 gallons used resulted in an average fuel cost of 67.6(cent) and 58.0(cent) per gallon, for the six months ended September 30, 1999 and 1998, respectively. Aircraft fuel expense represented 32.9% and 29.5% of total flight operations expenses or 11.3% and 10.8% of total revenue for the six months ended September 30, 1999 and 1998, respectively. Aircraft fuel expense of $10,557,000 for 14,275,000 gallons used and $5,617,000 for 9,954,000 gallons used resulted in an average fuel expense of 74.0(cent) and 56.4(cent) per gallon for the three months ended September 30, 1999 and 1998, respectively. Aircraft fuel costs represented 34.8% and 29.9% of total flight operations expenses for the three months ended September 30, 1999 and 1998, respectively, or 12.4% and 9.9% of total revenue. The average fuel cost per gallon increased for the six months ended September 30, 1999 from the comparable prior period due to an overall increase in the cost of fuel. Fuel prices are subject to change weekly as we do not purchase supplies in advance for inventory. Fuel consumption for the six months ended September 30, 1999 and 1998 averaged 788 and 782 gallons per block hour, respectively. Fuel consumption increased over the prior comparable period because of increased flap speed settings mandated by the FAA which required more fuel to maintain air speed at normal operating levels as well as the need to carry additional fuel because of increased storm activity, offset by fuel efficiencies with the increase in more fuel efficient aircraft. The requirement for increased flap speed settings will be lifted when a fleet modification is completed, which is required to be completed by August 1, 2000.

       Aircraft lease expenses totaled $22,019,000 (13.5% of total revenue) and $15,181,000 (15.2% of total revenue) for the six months ended September 30, 1999 and 1998, respectively, or an increase of 45%. The increase is largely due to higher lease expenses for larger Boeing 737-300 aircraft added to the fleet and an increase in the average number of aircraft to 18.5 from 14, or 32.1%, for the six months ended September 30, 1999 and 1998, respectively.

       Aircraft insurance expenses totaled $1,317,000 (.8% of total revenue) for the six months ended September 30, 1999. Aircraft insurance expenses for the six months ended September 30, 1998 were $1,235,000 (1.2% of total revenue).
Aircraft insurance expenses were .12(cent) and .17(cent) per RPM for the six months ended September 30, 1999 and 1998, respectively. Aircraft insurance expenses decreased per RPM as a result of competitive pricing in the aircraft insurance industry, our favorable experience rating since we began flight operations in July 1994 and economies of scale due to the increase in fleet size.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $7,230,000 and $4,787,000 or 4.5% and 4.9% of passenger revenue for each of the six months ended September 30, 1999 and 1998, or an increase of 51%. Pilot and flight attendant compensation increased principally as a result of a 32.1% increase in the average number of aircraft in service, general wage rate increases, and an increase of 46.1% in block hours. We pay pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during that period to appear high in relationship to the average number of aircraft in service. When we are not in the process of adding aircraft to our system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, our expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exceptions.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $22,621,000 and $15,292,000 (an increase of 45.1%) for the six months ended September 30, 1999 and 1998, respectively, and represented 13.9% and 15.6% of total revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports served by us including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. During the six months ended September 30, 1999 we served 20 cities compared to 15 cities during the six months ended September 30, 1998, or an increase of 33.3%. Aircraft and traffic servicing expenses were $1,381 and $1,324 per departure for the six months ended September 30, 1999 and 1998, respectively, or an increase of $57. During the six months ended September 30, 1998, an additional DIA revenue credit above amounts estimated and accrued, totaling $371,000 for the calendar year ended December 31, 1997, was recorded which approximated $32 per departure. After adjusting the cost per departure for this credit for the six months ended September 30, 1998, the cost per departure would have been $1,356 and the cost per departure for the six months ended September 30, 1999 would have been a $25 increase over the prior comparable period. Aircraft and traffic servicing expenses increased as a result of a drop in the completion factor for the six months ended September 30, 1999 to 98.9% from 99.2% for the six months ended September 30, 1998 and expenses associated with the Boulder, Colorado-DIA shuttle bus service, which is complimentary to our passengers. The increase in aircraft and traffic expenses was offset by savings as a result of conducting our own ground operations at DIA beginning September 1, 1998, rather than having them performed by a third party contractor.

       Maintenance. Maintenance expenses of $25,898,000 and $18,138,000 were 15.9% and 18.2% of total revenue for the six months ended September 30, 1999 and 1998, respectively. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense is accrued monthly. Maintenance cost per block hour was $745 and $762 per block hour for the six months ended September 30, 1999 and 1998, respectively. During the six months ended September 30, 1999, we incurred an unanticipated engine repair expense as a result of a premature failure totaling $1,340,000. Maintenance cost per block hour would have been $706 excluding this engine repair expense, and we would have experienced a 7.4% decrease in the cost per block hour. Also, during the six months ended September 30, 1999 we incurred higher than usual borrowed parts fees. During the six months ended September 30, 1999 these fees were approximately $1,118,000 compared to $146,000 during the six months ended September 30, 1998. We are in the process of increasing our spare parts inventory in an effort to mitigate this expense in the future. During the six months ended September 30, 1998 we were outsourcing certain aircraft heavy maintenance checks. Effective March 1999, we began to conduct the majority of these checks in-house which we expect will continue to reduce maintenance expenses in future periods. Additionally, maintenance costs per block hour have decreased as certain fixed costs are spread over a larger fleet.

       Promotion and Sales. Promotion and sales expenses totaled $24,477,000 and $15,423,000 and were 15.0% and 15.5% of total revenue for the six months ended September 30, 1999 and 1998, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.

       During the six months ended September 30, 1999, promotion and sales expenses per passenger increased to $20.92 from $19.56 for the six months ended September 30, 1998. Promotion and sales expenses increased largely as a result of increases in travel agency commissions and credit card fees associated with the increase in our average fare from $117 for the six months ended September 30, 1998 to $131 for the six months ended September 30, 1999. We had an increase in computer reservations costs associated with the expansion of our travel agency electronic ticketing capabilities, an increase in reservation costs as a result of outsourcing more of our reservation requirements, offset by a decrease in advertising costs per passenger. We are hopeful that this expansion for travel agent electronic ticketing capability will increase travel agency sales.

       General and Administrative. General and administrative expenses for the six months ended September 30, 1999 and 1998 totaled $7,859,000 and $3,037,000. General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, MIS, aircraft procurement, corporate communications, and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, and general insurance expenses are also included in general and administrative expenses. Included in general and administrative expenses for the six months ended September 30, 1999 was an accrual of $1,875,000 for potential employee performance bonuses. We also experienced increases in our human resources and MIS expenses as a result of an increase in employees from approximately 1,124 in September 1998 to approximately 1,763 in September 1999. In addition to the usual increases in crew and station personnel associated with additional aircraft and cities, we had significant increases in maintenance personnel as a result of bringing certain heavy maintenance checks in-house which began in March 1999. Because of the increase in personnel, our health insurance benefit expenses and accrued vacation expense increased accordingly.

       Depreciation and Amortization. Depreciation and amortization expenses of $1,208,000 and $716,000 were approximately .7% of total revenue for the six months ended September 30, 1999 and 1998. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company.

       Nonoperating Income (Expense). Net nonoperating income totaled $1,914,000 for the six months ended September 30, 1999 compared to $101,000 for the six months ended September 30, 1998. Interest income increased from $620,000 to $1,947,000 during the six months ended September 30, 1999 from the prior period due to an increase in cash balances as a result of an increase in cash provided by operating activities and proceeds from stock option and warrant exercises. Interest expense decreased to $48,000 from $458,000 during the six months ended September 30, 1999 from the prior period. In December 1997, we sold $5,000,000 of 10% senior notes. In connection with this transaction, we issued warrants to purchase 1,750,000 shares of Common Stock to the lender. Interest expense paid in cash and the accretion of the warrants and deferred loan expenses associated with the senior secured notes totaled $380,000 during the six months ended September 30, 1998. In January 1999, we paid the note in full.

       Income Tax Expense: We accrued income taxes of $10,301,000 at 38.25% of pre-tax income during the six months ended September 30, 1999. During the six months ended September 30, 1998, we had the benefit of tax loss carryforwards that offset tax expense for the period.

       Expenses per ASM. Our expenses per ASM for the six months ended September 30, 1999 and 1998 were 8.06(cent) and 7.76(cent), respectively, or an increase of 3.9%. Our cost per ASM increased during the six months ended September 30, 1999 principally as a result of an unanticipated engine repair expense due to a premature failure which accounted for .08(cent) of expense per ASM, our accrual for potential employee performance bonuses, which accounted for .11(cent) of expenses per ASM, and an overall increase in the cost of fuel which accounted for .13(cent) per ASM. Our expense per ASM for the six months ended September 30, 1999 adjusted for these items would have been 7.74(cent). Expenses per ASM excluding fuel for the six months ended September 30, 1999 and 1998 were 6.98(cent) and 6.82(cent), respectively, or an increase of 2.3%.

Liquidity and Capital Resources

       Our balance sheet reflected cash and cash equivalents and short-term investments of $81,150,000 and $47,289,000 at September 30, 1999 and March 31, 1999, respectively. At September 30, 1999, total current assets were $124,021,000 and total current liabilities were $80,371,000, resulting in working capital of $43,650,000. At March 31, 1999, total current assets were $94,209,000 and total current liabilities were $68,721,000, resulting in working capital of $25,488,000. The increase in our working capital is largely a result of cash flows provided by operating activities and proceeds from exercises of common stock options and warrants during the six months ended September 30, 1999.

       Cash provided by operating activities for the six months ended September 30, 1999 was $32,704,000. This is attributable to our net income for the period, the utilization of deferred tax assets, decreases in trade receivables, increases in our air traffic liability, other accrued expenses, and accrued maintenance expenses, offset by increases in security, maintenance and other deposits, prepaid expenses and inventories. Cash provided by operating activities for the six months ended September 30, 1998 was $8,233,000. This was attributable to our net income for the period, a decrease in trade receivables and increases in other accrued expenses and accrued maintenance expenses, offset by increases in security, maintenance and other deposits and prepaid expenses and other assets, and decreases in accounts payable and air traffic liability.

       Cash used in investing activities for the six months ended September 30, 1999 was $37,405,000. We invested $33,467,000 in short-term investments, net of maturities, comprised of government-backed agencies with maturities of one year or less. During the six months ended September 30, 1999, cash security deposits for aircraft totaling $1,834,000 were returned to us. We had issued to certain of our aircraft lessors warrants to purchase 395,000 shares of our Common Stock at an aggregate purchase price of $2,391,600. During May 1999 and June 1999, aircraft lessors exercised all of these warrants and we received $2,391,600. To the extent that the aircraft lessors were able to realize certain profit margins on their subsequent sale of our Common Stock, they were required to refund a portion of the cash security deposits they were holding. As a result of their sales of our Common Stock, $1,024,000 in cash security deposits were returned to us during the six months ended September 30, 1999. Other cash security deposits were replaced with letters of credit and these deposits were returned to us. We also received $500,000 in cash security deposits for aircraft returned to the lessor during the six months ended September 30, 1999. Additionally, we secured five aircraft delivered during the six months ended September 30, 1999 with letters of credit totaling $1,610,000. Our restricted investments increased $1,610,000 to collateralize the letters of credit. We used $4,162,000 for capital expenditures for rotable aircraft components, maintenance equipment and tools, aircraft leasehold costs and improvements, and computer equipment during the six months ended September 30, 1999. Cash used in investing activities for the six months ended September 30, 1998 was $1,543,000. We used $1,259,000 for capital expenditures for ground handling equipment, rotable aircraft components and aircraft leasehold costs and improvements. We used cash of $284,000 for initial lease acquisition security deposits for a Boeing 737-200 aircraft that was delivered in October 1998.

       Cash provided by financing activities for the six months ended September 30, 1999 and 1998 was $5,096,000 and $13,493,000, respectively. During the six months ended September 30, 1999, we received $5,148,000 from the exercise of Common Stock options and warrants. During the six months ended September 30, 1998, we sold 4,363,001 shares of its common stock through a private placement to an institutional investor. We received gross proceeds from the transaction of approximately $14,180,000, of which we received net proceeds of approximately $13,677,000. We issued a warrant to this investor to purchase 716,929 shares of our Common Stock of us at a purchase price of $3.75 per share. This warrant expires in April 2002.

       We operate 19 Boeing 737 type aircraft under operating leases with expiration dates ranging from 2000 to 2006. Under these leases, we were required to make cash security deposits or issue letters of credit to secure the lease obligations. At September 30, 1999, we had made cash security deposits and had outstanding letters of credit totaling $3,715,000 and $5,254,000, respectively. Our restricted cash balance includes $5,254,000 that collateralizes the outstanding letters of credit. Additionally, we make deposits for maintenance of these aircraft. At September 30, 1999, we had maintenance deposits of $22,605,000.

       In October 1999, we signed a letter of intent to purchase 11 new Airbus aircraft, with options to purchase an additional nine new Airbus aircraft. This order contemplates a fleet replacement plan by which we will phase out our Boeing 737 aircraft and replace them with a combination of Airbus A319 and A318 aircraft. As of November 8, 1999, we have made deposits totaling $2,550,000 to secure these aircraft. As a complement to this purchase, in November 1999, we signed two letters of intent to lease 16 new Airbus aircraft. When combined with the purchase agreement and upon completion of our fleet transition, we expect our fleet to be comprised of approximately two-thirds A319 aircraft and one-third A318 aircraft. We expect to take delivery of our first Airbus aircraft during the latter part of calendar 2001 and plan to complete our fleet transition by the end of 2004. The A319 and A318 aircraft will be configured with 132 and 114 passenger seats, respectively, with a 32-inch seat pitch. We believe that operating newer Airbus aircraft will result in significant cost savings and an improved product for our customers. In order to complete the purchase of the Airbus aircraft, it will be necessary for us to secure acceptable aircraft financing. While we believe that such financing will be available to us, there can be no assurance that the same will be available when required, or on acceptable terms. The inability to secure such financing could have a material adverse effect on us.

       In November 1998, our pilots voted to be represented by an independent union, the Frontier Airlines Pilots Association. In September 1999 our dispatchers elected to be represented by the Transport Workers Union of America. The resulting impact of these unions on labor costs is unknown at this time as the first bargaining agreements have not been negotiated.

       We are exploring various means to increase revenues and reduce expenses. We have added electronic ticketing capabilities for travel agencies which we anticipate will increase travel agency sales. We have performed ad hoc charters and will consider them in the future depending on the availability of our fleet. We are considering revenue enhancement initiatives with new marketing alliances. We began our own ground handling operations at DIA effective September 1, 1998, a function that had previously been provided by an independent contractor. Ground handling equipment required to perform these operations necessitated capital expenditures of approximately $800,000. Effective March 1, 1999, we began to conduct certain aircraft heavy maintenance checks in-house that we expect will reduce maintenance expenses. Effective November 5, we reduced travel agency commissions from 8% to 5% in response to our competitors. Another potential expense reduction program includes the installation of an upgraded flight operations, maintenance, and parts inventory management information system which we expect will be fully operational by the end of the fiscal year ending March 31, 2000.

       We currently sublease from Continental Airlines, on a preferential-use basis, four departure gates on Concourse A at DIA. In addition, we use, on a non-preferential use basis, another three gates under the direct control of the City and County of Denver ("CCD"). Our sublease with Continental expires on February 29, 2000, as does Continental's lease with CCD for these four gates and an additional six gates it leases on Concourse A. Continental has an option to renew its lease for five years and reduce its lease obligation to three gates and related space. United Airlines, which occupies all of DIA's Concourse B gates, has a right of first refusal on any of the ten Continental gates for which Continental does not renew its lease, and has stated its intention to occupy at least eight gates on Concourse A. Continental's lease and lease renewal option for gates on Concourse A, as well as United's right of first refusal on Continental's Concourse A gates, are provided for in a 1995 agreement between CCD, Continental and United (the "1995 Agreement"). We have requested of CCD a lease, effective March 1, 2000, for the four gates we currently sublease from Continental and an additional five gates contiguous to those we now use. However, our request is contingent upon the implementation of a rate making methodology for DIA terminal facilities that remedies what we consider to be unfair and discriminatory aspects of the current methodology, as established by the 1995 Agreement. Under the present methodology costs related to a non-functioning Concourse A automated baggage system and associated equipment and space ("AABS") are allocated exclusively to Concourse A, causing rental rates on Concourse A to be higher than those on DIA's Concourse C. Our sublease for Concourse A gates with Continental, which expires in February 2000, provides that Continental pays, on our behalf, a significant portion of the AABS costs that would otherwise be payable by us under the current rate-making methodology.

       CCD has indicated that it is considering alternative means of treating AABS costs upon expiration of the Continental lease in February 2000. CCD and the signatory airlines at DIA, including us, are discussing possible changes to the rate-making methodology to deal with the AABS costs, although CCD has stated that absent an agreement with a majority-in-interest of the DIA signatory airlines, CCD will unilaterally impose a solution to the issue. Unless the issue is resolved by agreement of all or at least a majority in interest of the affected parties, there is a possibility that the 1995 Agreement, or any rate-making methodology unilaterally imposed by CCD, could be subject to litigation. In these circumstances, there is uncertainty as to the rates and charges that we will be required to pay for Concourse A facilities after February 2000. If the rate-making methodology is not amended or the rates are increased, it could have a material adverse effect on our business and results of operations.

       Our goal is to continue to lease or purchase additional aircraft to serve additional cities and to add flights on existing routes from Denver. We added routes to San Diego, California, Atlanta, Georgia, Dallas/Ft. Worth, Texas and Las Vegas, Nevada during the year ended March 31, 1999. During the six months ended September 30, 1999 we added routes to Portland, Oregon and Orlando, Florida. We believe that expanding our route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. Expansion of our operations will entail the hiring of additional employees to staff flight and ground operations in new markets, and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of our business, and competition within the airline industry that often requires quick reaction by management to changes in market conditions, we may require additional capital to further expand our business.

       In October 1999, the U.S. Senate approved the Air Transportation Improvement Act. Among other matters, this Act calls for additional slot allocations (one slot is one take-off or landing right) at Washington's Ronald Reagan National Airport ("DCA"), New York's LaGuardia Airport and Chicago's O'Hare International Airport. In addition, the bill calls for exemptions to the perimeter rule at DCA, which currently limits non-stop flights into or out of DCA to a maximum of 1,250 miles. Our present intent is to request permission to provide service between Denver and DCA should access become available to us.

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

       Except for the year ended March 31, 1999 and the six months ended September 30, 1999, we have incurred substantial operating losses since our inception. In addition, we have substantial contractual commitments for leasing and maintaining aircraft. We believe that our existing cash balances coupled with improved operating results are and will be adequate to fund our operations at least through March 31, 2000. However as discussed above, we will require financing in order to fund our intended purchase of Airbus A319 and A318 aircraft.

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

       All internal systems have been tested and remediated; however, we rely on third party business and government agencies to provide goods and services which are critical to our operations, including the FAA, the DOT, local airport authorities including DIA, utilities, communication providers, financial institutions including credit card companies and fuel suppliers. We are reviewing, and have initiated formal communications with, these critical third party service providers to determine their Year 2000 readiness. We have received positive Year 2000 compliancy and readiness responses from many of our mission-critical vendors and we continue to follow up to ensure readiness statements are received. We cannot reasonably estimate the extent of the impact on us of the Year 2000 problems that may be experienced by any of these parties. There can be no assurance that the systems of such third parties on which we rely will be modified on a timely basis.

       We have initial contingency plans developed that are presently going through review processes. We have hired an outside risk management consultant who has been involved with developing and reviewing other airlines' contingency plans to perform a review of our plans. We anticipate completing this process mid-November 1999. The remainder of the year will be devoted to enhancing and testing contingency plans for those scenarios within our control.

       On December 31, 1999, all flights will terminate no later than 11:00 P.M. Eastern Standard Time (9:00 P.M. Mountain Time) and the first scheduled flight on January 1, 2000, departs at 7:20 A.M. Mountain Time. We believe that this will give us adequate time to assess the operational status of our airline, critical third party suppliers, and the cities we serve.

       We have utilized existing resources with the exception of four temporary personnel and have incurred approximately $160,000 of expenses to implement our Year 2000 project as of September 30, 1999. The total remaining costs of the Year 2000 project are expected to be insignificant and will be funded through cash from operations. The costs and the dates on which we anticipate completion of the Year 2000 project are based on our best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

       Despite our efforts to address Year 2000 issues and due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the compliancy of third parties, no assurance can be given that our compliancy plan will be achieved. We could potentially experience suspension of flights to certain cities, delayed flights, or otherwise ceased operations, a degraded level of safety, increased costs, delayed cash flows, and customer inconvenience. Our business, financial condition or results of operations could be materially adversely affected by the failure of our systems or those operated by third parties upon which our business relies.

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

                           PART II. OTHER INFORMATION


Item 4:       Submission of Matters to a Vote of Security Holders

              The annual meeting of shareholders of the Company was held on September 9, 1999, at which a quorum for the transaction of business was present. One matter was voted upon, as described below.

              Members of the Company's Board of Directors elected at the meeting were Samuel D. Addoms, B. Ben Baldanza, D. Dale Browning, Paul S. Dempsey, B. Larae Orullian, William B. McNamara, and James
              B. Upchurch. The votes cast with respect to each nominee were as follows:

                      14,646,607 "For" Mr. Addoms;            32,037 "Withheld"
                      14,646,210 "For" Mr. Baldanza;          32,434 "Withheld"
                      14,647,319 "For" Mr. Browning;          31,325 "Withheld"
                      14,646,828 "For" Mr. Dempsey;           31,816 "Withheld"
                      14,645,584 "For" Ms. Orullian;          33,060 "Withheld"
                      14,639,710 "For" Mr. McNamara;          39,934 "Withheld"
                      14,639,460 "For" Mr. Upchurch;          39,184 "Withheld"

Item 5:       Other Information

              On October 11, 1999, B. Ben Baldanza, after having been appointed as an executive officer of US Airways, resigned his position from our Board of Directors.

Item 6:       Exhibits and Reports on Form 8-K

Exhibit
Numbers

(a)      Exhibits

              3.1     Restated Articles of Incorporation of the Company (1)

              3.2     Amended  and Restated  Bylaws of the Company (September 9,
                      1999) (1)

              4.4(c) Third Amendment to Rights Agreement dated September 9, 1999 (2)

              10.10(a)Aircraft Lease Extension and Amendment Agreement  dated as of October 1, 1999. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made.(1)

              10.11(a)Aircraft Lease Extension and Amendment  Agreement dated as
                      of October 1, 1999.   (1)

              10.46   Aircraft  Sublease  Agreement  (MSN  26442)  dated  as  of
                      October 11, 1999 between Indigo Aviation AB (publ), Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (1)

              27.1     Financial Data Schedule (1)

(1)      Filed herewith.

(2) Incorporated by reference from the Company's Report on Form 8-A/A filed on October 14, 1999.

(b)      Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FRONTIER AIRLINES, INC.


Date:  November 8, 1999                      By: /s/ Steve B. Warnecke
                                             -----------------------------------
                                             Steve  B. Warnecke,  Vice President
                                             and Chief Financial Officer

Date:  November 8, 1999                      By: /s/ Elissa A. Potucek
                                             -----------------------------------
                                             Elissa A. Potucek,  Vice President,
                                             Controller, Treasurer and Principal
                                             Accounting Officer