Form 10-Q
period 1999-12-31
FRONTIER AIRLINES INC /CO/
filed 2000-01-31
CIK 921929

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the Company's Common Stock outstanding as of January 28, 2000 was 17,694,709.

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
Condensed Balance Sheets
(Unaudited)

                                                                                   December 31,       March 31,
                                                                                       1999             1999
                                                                                  ---------------  ----------------
Assets
Current assets:
    Cash and cash equivalents                                                       $ 50,848,999      $ 47,289,072
    Short-term investments                                                            18,260,000          -
    Restricted investments                                                             4,000,000         4,000,000
    Trade receivables                                                                 12,148,082        16,930,038
    Maintenance deposits                                                              17,414,135        13,018,466
    Prepaid expenses and other assets                                                  6,575,918         5,439,834
    Inventories                                                                        2,148,344         1,203,916
    Deferred tax assets                                                                  968,850         6,041,576
    Deferred lease expenses                                                              185,727           285,636
                                                                                  ---------------  ----------------
            Total current assets                                                     112,550,055        94,208,538

Security, maintenance and other deposits                                              12,565,379        11,834,457
Property and equipment, net                                                           18,953,368         8,733,778
Deferred lease and other expenses                                                        145,124           267,762
Restricted investments                                                                 6,359,760         4,575,760
                                                                                  ===============  ================
                                                                                   $ 150,573,686     $ 119,620,295
                                                                                  ===============  ================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                $ 11,301,522      $ 14,011,238
    Air traffic liability                                                             27,533,095        28,887,692
    Other accrued expenses                                                            12,085,876        10,781,509
    Accrued maintenance expense                                                       19,576,257        14,933,568
    Current portion of obligations under capital leases                                  110,107           106,833
                                                                                  ---------------  ----------------
            Total current liabilities                                                 70,606,857        68,720,840

Accrued maintenance expense                                                            6,424,469         6,042,958
Deferred tax liability                                                                 1,269,150            30,928
Obligations under capital leases, excluding current portion                              357,912           434,920
                                                                                  ---------------  ----------------
            Total liabilities                                                         78,658,388        75,229,646
                                                                                  ---------------  ----------------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued                                                                     -                 -
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 17,693,709 and 16,141,172 shares
        issued and outstanding at December 31, 1999 and March 31, 1999                    17,693            16,141
    Additional paid-in capital                                                        66,302,012        58,054,844
    Unearned ESOP shares                                                              (1,143,750)         (609,375)
    Retained earnings (accumulated deficit)                                            6,739,343       (13,070,961)
                                                                                  ---------------  ----------------
            Total stockholders' equity                                                71,915,298        44,390,649
                                                                                  ---------------  ----------------
                                                                                   $ 150,573,686     $ 119,620,295
                                                                                  ===============  ================
See accompanying notes to financial statements.


FRONTIER AIRLINES, INC.
Statements of Income
(Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                 December 31,     December 31,     December 31,     December 31,
                                                    1999             1998              1999             1998
                                               ---------------  ----------------  ---------------  ----------------
Revenues:
    Passenger                                    $ 71,663,224      $ 49,112,767    $ 231,050,921     $ 146,175,655
    Cargo                                           1,767,542         1,279,175        4,686,118         3,250,994
    Other                                             543,143           301,646        1,576,332         1,007,405
                                               ---------------  ----------------  ---------------  ----------------

            Total revenues                         73,973,909        50,693,588      237,313,371       150,434,054
                                               ---------------  ----------------  ---------------  ----------------

Operating expenses:
    Flight operations                              32,338,722        19,894,445       88,599,352        56,526,799
    Aircraft and traffic servicing                 12,225,498         8,584,155       34,846,102        24,175,968
    Maintenance                                    10,752,059         9,178,653       36,649,604        27,317,001
    Promotion and sales                            10,204,796         8,365,827       34,681,764        23,788,720
    General and administrative                      3,577,780         1,989,114       11,436,318         5,025,693
    Depreciation and amortization                     780,732           438,380        1,988,384         1,154,354
                                               ---------------  ----------------  ---------------  ----------------

            Total operating expenses               69,879,587        48,450,574      208,201,524       137,988,535
                                               ---------------  ----------------  ---------------  ----------------

            Operating income                        4,094,322         2,243,014       29,111,847        12,445,519
                                               ---------------  ----------------  ---------------  ----------------

Nonoperating income (expense):
    Interest income                                 1,172,868           422,217        3,119,990         1,042,189
    Interest expense                                  (46,599)         (203,789)         (94,615)         (661,870)
    Other, net                                        (70,435)           (1,911)         (55,414)          (63,040)
                                               ---------------  ----------------  ---------------  ----------------

            Total nonoperating income, net          1,055,834           216,517        2,969,961           317,279
                                               ---------------  ----------------  ---------------  ----------------

Income before income tax expense                    5,150,156         2,459,531       32,081,808        12,762,798

Income tax expense                                  1,970,135               -         12,271,504               -

                                               ===============  ================  ===============  ================
Net income                                        $ 3,180,021       $ 2,459,531     $ 19,810,304      $ 12,762,798
                                               ===============  ================  ===============  ================

Earnings per share:
            Basic                                   $    0.18         $    0.17        $    1.15         $    0.93
                                               ===============  ================  ===============  ================
            Diluted                                 $    0.17         $    0.15        $    1.05         $    0.86
                                               ===============  ================  ===============  ================

Weighted average shares of
  common stock outstanding
            Basic                                  17,585,736        14,697,983       17,195,012        13,726,675
                                               ===============  ================  ===============  ================
            Diluted                                19,053,879        16,117,426       18,778,260        14,875,968
                                               ===============  ================  ===============  ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 1999 and 1998
(Unaudited)

                                                                                       1999             1998
                                                                                  ---------------  ----------------
Cash flows from operating activities:
    Net income                                                                      $ 19,810,304      $ 12,762,798
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock option plan compensation expense                              609,375           645,750
            Depreciation and amortization                                              2,210,930         1,640,062
            Loss on sale of equipment                                                   -                    6,793
            Deferred tax expense                                                       6,310,948          -
            Changes in operating assets and liabilities:
                Restricted investments                                                   500,000          (828,873)
                Trade receivables                                                      4,781,956         1,496,891
                Security, maintenance and other deposits                              (4,867,552)       (5,089,869)
                Prepaid expenses and other assets                                     (1,136,084)       (2,952,729)
                Inventories                                                             (944,428)          (27,767)
                Accounts payable                                                      (2,709,716)       (3,822,367)
                Air traffic liability                                                 (1,354,597)        1,391,317
                Other accrued expenses                                                 3,246,009           200,003
                Accrued maintenance expense                                            5,024,200         6,024,828
                                                                                  ---------------  ----------------
                      Net cash provided by operating activities                       31,481,345        11,446,837
                                                                                  ---------------  ----------------

Cash flows from investing activities:
    Increase in short-term investments                                               (18,260,000)          -
    Aircraft lease deposits, net                                                        (259,039)         (284,000)
    Increase in restricted investments                                                (2,284,000)       (1,120,000)
    Capital expenditures                                                             (12,207,973)       (2,447,096)
                                                                                  ---------------  ----------------
                     Net cash used by investing activities                           (33,011,012)       (3,851,096)
                                                                                  ---------------  ----------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                         5,163,328        14,064,381
    Proceeds from short-term borrowings                                                 -                  179,664
    Principal payments on short-term borrowings                                         -                 (118,658)
    Principal payments on obligations under capital leases                               (73,734)          (40,100)
                                                                                  ---------------  ----------------
                    Net cash provided by financing activities                          5,089,594        14,085,287
                                                                                  ---------------  ----------------

                    Net increase in cash and cash equivalents                          3,559,927        21,681,028

Cash and cash equivalents, beginning of period                                        47,289,072         3,641,395
                                                                                  ---------------  ----------------

Cash and cash equivalents, end of period                                            $ 50,848,999      $ 25,322,423
                                                                                  ===============  ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
December 31, 1999


(1)      Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results that will be realized for the full year.

(2)  Income Tax Expense

     Income tax expense for the three and nine months ended December 31, 1999 consists of:

                               Three months           Nine months
                                  ended                  ended
                             -----------------      -----------------

  Current expense                  700,842               5,960,556
  Deferred expense               1,269,293               6,310,948
                             =================      =================
                                 1,970,135              12,271,504
                             =================      =================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. ("Frontier" or the "Company") and the expectations of our Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors such as our commencement of passenger service and ground handling operations at several airports and assumption of maintenance and ground handling operations at DIA with our own employees; general economic factors and behavior of the fare-paying public; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines and other competitors; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure, upon acceptable terms, financing necessary to purchase aircraft which we have ordered; and uncertainties regarding aviation fuel prices. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our yield per RPM or expense per ASM can significantly affect operating results. See "Risk Factors" in our 1999 Form 10-K as they may be modified by the disclosures contained in this report.

General

       We are a scheduled airline based in Denver, Colorado. We currently operate routes linking our Denver hub to 20 cities in 17 states spanning the nation from coast to coast. At present, we use up to eight gates at Denver International Airport ("DIA") for approximately 90 daily flight departures and arrivals. During the nine months ended December 31, 1999, we added Portland, Oregon to our route system on June 14, 1999 and Orlando, Florida on September 9, 1999 and added frequencies to certain existing markets we serve. On November 4, 1999 we added a second daily nonstop flight between DIA and Orlando, Florida. During the nine months ended December 31, 1998, we added San Diego, California to our route system on July 31, 1998 and Atlanta, Georgia, Dallas/Forth Worth, Texas, and Las Vegas, Neveda on December 17, 1998. On November 1, 1998, we initiated complimentary shuttle bus service between Boulder, Colorado and DIA. An additional flight is scheduled to commence on February 17, 2000 to Baltimore, Maryland.

       Organized in February 1994, we commenced flight operations as a regional carrier in July 1994 with two leased Boeing 737-200 jet aircraft. We currently operate 22 leased jets as of January 28, 2000, including 7 Boeing 737-200s and 15 larger Boeing 737-300s. Of our 22 leased jets, 20 are presently in scheduled service and 2 are in the process of induction and will be placed in scheduled service in February 2000.

       As a result of the expansion of our operations during the nine months ended December 31, 1999, our results of operations are not necessarily indicative of future operating results or comparable to the prior period ended December 31, 1998.

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

Results of Operations

       We had net income of $19,810,000 or $1.05 per diluted share for the nine months ended December 31, 1999 as compared to net income of $12,763,000 or 86(cent) per diluted share for the nine months ended December 31, 1998. We had net income of $3,180,000 or 17(cent) per diluted share for the three months ended December 31, 1999 as compared to net income of $2,460,000 or 15(cent) per diluted share for the three months ended December 31, 1998. During the three and nine months ended December 31, 1999, we reported a provision for income taxes which totaled $1,970,000 and $12,272,000 or 10(cent) and 65(cent) per diluted share, respectively. During the three and nine months ended December 31, 1998, we had the benefit of tax loss carryforwards that offset tax expense for the period. During the three and nine months ended December 31, 1999 as compared to the prior comparable periods, we experienced higher fares as a result of increases in the number of business travelers and a general increase in fare levels. Our cost per ASM increased to 7.96(cent) during the nine months ended December 31, 1999 from 7.72(cent) principally because of our accrual for potential employee performance bonuses, which accounted for .08(cent) of expense per ASM, and an overall increase in the cost of fuel which accounted for
 .22(cent) per ASM, offset by a decrease of .13(cent) of expense per ASM in maintenance expenses as a result of bringing certain aircraft heavy maintenance checks in-house which were previously outsourced to third party vendors.

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the nine months ended December 31, 1999, our break-even load factor was 51.1% compared to the passenger load factor achieved of 59.3%. For the nine months ended December 31, 1998, our break-even load factor was 54.4% compared to the achieved passenger load factor of 59.6%. Our break-even load factor decreased from the prior comparable period largely as a result of an increase in our average fare to $132 during the nine months ended December 31, 1999 from $119 during the nine months ended December 31, 1998, an increase in our total yield per RPM from 14.14(cent) for the nine months ended December 31, 1998 to 15.29(cent) for the nine months ended December 31, 1999 offset by an increase in our expense per ASM to 7.96(cent) for the nine months ended December 31, 1999 from 7.72(cent) for the nine months ended December 31, 1998.

       The following table sets forth certain of our quarterly financial and operating data for the 15 months of operations ended December 31, 1999.

                                                      Selected Financial and Operating Data

                                                                    Quarter Ended
                                ---------------------------------------------------------------------------------------

                                   December 31,        March 31,         June 30,       September 30,     December 31,
                                       1998              1999              1999             1999              1999

Passenger revenue (1)               $49,113,000       $68,136,000      $75,975,000       $83,413,000       $71,663,000
Revenue passengers carried              373,000           503,000          553,000           617,000           509,000
Revenue passenger miles (RPMs)(2)   338,691,000       442,541,000      506,247,000       575,476,000       470,484,000
Available seat miles (ASMs)(3)      632,754,000       751,081,000      815,961,000       900,524,000       900,328,000
Passenger load factor (4)                 53.5%             58.9%            62.0%             63.9%             52.3%
Break-even load factor (5)                50.8%             48.3%            52.0%             52.7%             48.5%
Block hours (6)                          13,325            15,666           16,785            17,987            17,660
Average daily block hour
  utilization (7)                          9.57             10.24            10.80             10.80             10.62
Yield per RPM (cents) (8)                 14.50             15.40            15.01             14.49             15.23
Total yield per RPM (cents) (9)           14.97             15.86            15.38             14.85             15.72
Total yield per ASM (cents) (10)           8.01              9.34             9.55              9.49              8.22
Expense per ASM (cents)                    7.66              7.71             8.12              8.01              7.76
Expense per ASM (excluding
  fuel) (cents)                            6.73              6.91             7.14              6.83              6.49
Passenger revenue per
  block hour                          $3,685.78         $4,349.23        $4,526.36         $4,637.40         $4,057.93
Average fare (11)                          $124              $131             $133              $130              $135
Average aircraft in service                14.4              17.0             18.0              19.1              19.7
EBITDAR (12)                        $10,886,000       $21,923,000      $22,479,000       $25,779,000       $17,348,000
EBITDAR as a % of revenue                 21.5%             31.2%            28.9%             30.2%             23.5%
Operating income                     $2,243,000       $12,234,000      $11,653,000       $13,364,000        $4,094,000
Net income                           $2,460,000       $17,802,000       $7,616,000        $9,014,000        $3,180,000

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


       The following table provides our operating revenues and expenses expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the three and nine months ended December 31, 1999 and 1998.

                               For the three months ended December 31,     For the nine months ended December 31,
                                     1999                  1998                   1999                  1998
                              --------------------  --------------------  ---------------------- --------------------
                                Per         %         Per         %          Per          %         Per        %
                               total        of       total        of        total        of        total       of
                                ASM      Revenue      ASM      Revenue       ASM       Revenue      ASM     Revenue


Revenues:
    Passenger                     7.96      96.9%      7.76       96.9%      8.83         97.4%     8.18       97.2%
    Cargo                         0.20       2.4%      0.20        2.5%      0.18          2.0%     0.18        2.1%
    Other                         0.06       0.7%      0.05        0.6%      0.06          0.6%     0.06        0.7%
                               =========  =========  =========  =========  ==========  ========== ========== =========
Total revenues                    8.22     100.0%      8.01      100.0%      9.07        100.0%     8.42      100.0%
                               =========  =========  =========  =========  ==========  ========== ========== =========

Operating expenses:
    Flight operations             3.59      43.7%      3.15       39.3%      3.39         37.3%     3.17       37.5%
    Aircraft and traffic
      servicing                   1.36      16.5%      1.36       16.9%      1.33         14.7%     1.35       16.1%
    Maintenance                   1.19      14.5%      1.45       18.1%      1.40         15.4%     1.53       18.2%
    Promotion and sales           1.13      13.8%      1.32       16.5%      1.32         14.6%     1.33       15.8%
    General and
      administrative              0.40       4.8%      0.31        3.9%      0.44          4.8%     0.28        3.3%
    Depreciation and
      amortization                0.09       1.1%      0.07        0.9%      0.08          0.9%     0.06        0.8%
                              =========  =========  =========  =========  ==========  ========== ========== =========
Total operating expenses          7.76      94.4%      7.66       95.6%      7.96         87.7%     7.72       91.7%
                              =========  =========  =========  =========  ==========  ========== ========== =========

Total ASMs (000s)               900,328               632,754              2,616,813              1,786,422

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

       Our average fare for the nine months ended December 31, 1999 and 1998 was $132 and $119, respectively. We believe that the increase in the average fare during the nine months ended December 31, 1999 over the prior comparable periods was largely a result of our focus on increasing the number of business travelers and a general increase in fare levels. Additionally, during the nine months ended December 31, 1998, we honored certain Western Pacific Airlines flight coupons at a significantly reduced fare, which depressed the average fare for the period. Western Pacific Airlines operated out of DIA until it ceased operations on February 4, 1998.

       Passenger Revenues. Passenger revenues totaled $231,051,000 for the nine months ended December 31, 1999 compared to $146,176,000 for the nine months ended December 31, 1998, or an increase of 58.1%. The number of revenue passengers carried was 1,679,000 for the nine months ended December 31, 1999 compared to 1,161,000 for the nine months ended December 31, 1998 or an increase of 44.6%. We had an average of 18.9 aircraft in our fleet during the nine months ended December 31, 1999 compared to an average of 14.4 aircraft during the nine months ended December 31, 1998, an increase of 31.3%, and an increase in ASMs of 830,391,000 or 46.5%. RPMs for the nine months ended December 31, 1999 were 1,552,207,000 compared to 1,064,060,000 for the nine months ended December 31, 1998, an increase of 45.9%. We believe that our passenger traffic and related revenues during the nine months ended December 31, 1999 were adversely affected by late deliveries of aircraft and consumer concerns over the Year 2000 issue.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $4,686,000 and $3,251,000 for the nine months ended December 31, 1999 and 1998, respectively, representing 2.0% and 2.2%, respectively, of total operating revenues and an increase of 44.1%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $1,576,000 and $1,007,000, or .7% of total operating revenues, for the nine months ended December 31, 1999 and 1998, an increase of 56.5%.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses were $208,202,000 and $137,989,000 for the nine months ended December 31, 1999 and 1998 and represented 87.7% and 91.7% of revenue, respectively. Operating expenses decreased as a percentage of revenue during the nine months ended December 31, 1999 as a result of the 58.1% increase in passenger revenues attributable to a 44.6% increase in passengers and a 10.9% increase in the average fare offset by an increase in the cost of fuel and an accrual for potential employee performance bonuses. Total operating expenses for the three months ended December 31, 1999 and 1998 were $69,880,000 and $48,451,000 and represented 94.5% and 95.6% of revenue, respectively. Operating expenses increased as a percentage of revenue during the three months ended December 31, 1999 principally as a result of an increase in the cost of fuel .

       Flight Operations. Flight operations expenses of $58,610,000 and $39,836,000 were 24.7% and 26.5% of total revenue for the nine months ended December 31, 1999 and 1998, respectively. Flight operations expenses of $20,861,000 and $14,011,000 were 28.2% and 27.6% of total revenue for the three months ended December 31, 1999 and 1998, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel, including taxes, as well as the cost of delivering fuel into the aircraft. Aircraft fuel expense of $29,990,000 for 40,928,000 gallons used and $16,691,000 for
28,964,000 gallons used resulted in an average fuel cost of 73.3(cent) and 57.6(cent) per gallon, for the nine months ended December 31, 1999 and 1998, respectively. Aircraft fuel expense represented 51.2% and 41.9% of total flight operations expenses or 12.6% and 11.1% of total revenue for the nine months ended December 31, 1999 and 1998, respectively. Aircraft fuel expense of $11,478,000 for 13,524,000 gallons used and $5,883,000 for 10,343,000 gallons used resulted in an average fuel expense of 84.9(cent) and 56.9(cent) per gallon for the three months ended December 31, 1999 and 1998, respectively. Aircraft fuel costs represented 55.0% and 42.0% of total flight operations expenses for the three months ended December 31, 1999 and 1998, respectively, or 15.5% and 11.6% of total revenue. The average fuel cost per gallon increased for the nine months ended December 31, 1999 from the comparable prior period due to an overall increase in the cost of fuel. Fuel prices are subject to change weekly as we do not purchase supplies in advance for inventory. Fuel consumption for the nine months ended December 31, 1999 and 1998 averaged 781 and 780 gallons per block hour, respectively. Fuel consumption increased over the prior comparable period because of increased flap speed settings mandated by the FAA, which required more fuel to maintain air speed at normal operating levels, offset by fuel efficiencies with the increase in more fuel efficient aircraft. The requirement for increased flap speed settings will be lifted when a fleet modification is completed, which is required to be completed by August 1, 2000. Fuel consumption for the three months ended December 31, 1999 and 1998 averaged 766 and 776 gallons per block hour, respectively. Fuel consumption decreased over the prior comparable period as a result of an increase in more fuel efficient aircraft and completion of approximately one half of the fleet modification requirement.

       Aircraft lease expenses totaled $34,661,000 (14.6% of total revenue) and $23,387,000 (15.6% of total revenue) for the nine months ended December 31, 1999 and 1998, respectively, or an increase of 48.2%. The increase is largely due to higher lease expenses for larger newer Boeing 737-300 aircraft added to the fleet and an increase in the average number of aircraft to 18.9 from 14.4, or 23.8%, for the nine months ended December 31, 1999 and 1998, respectively.

       Aircraft insurance expenses totaled $1,963,000 (.8% of total revenue) for the nine months ended December 31, 1999. Aircraft insurance expenses for the nine months ended December 31, 1998 were $1,774,000 (1.2% of total revenue). Aircraft insurance expenses were .13(cent) and .17(cent) per RPM for the nine months ended December 31, 1999 and 1998, respectively. Aircraft insurance expenses decreased per RPM as a result of competitive pricing in the aircraft insurance industry and our favorable experience rating since we began flight operations in July 1994.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $11,142,000 and $7,570,000, or 4.8% and 5.2% of passenger revenue for the nine months ended December 31, 1999 and 1998, or an increase of 47.2%. Pilot and flight attendant compensation increased principally as a result of a 23.8% increase in the average number of aircraft in service, general wage rate increases, and an increase of 41.2% in block hours. We pay pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during that period to appear high in relationship to the average number of aircraft in service. When we are not in the process of adding aircraft to our system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, our expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exceptions.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $34,846,000 and $24,176,000 (an increase of 44.1%) for the nine months ended December 31, 1999 and 1998, respectively, and represented 14.7% and 16.1% of total revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. During the nine months ended December 31, 1999 we served 20 cities compared to 18 cities during the nine months ended December 31, 1998, or an increase of 11.1%. Three of the four cities added during the nine months ended December 31, 1998 were not added until mid-December 1998. Aircraft and traffic servicing expenses were $1,415 and $1,325 per departure for the nine months ended December 31, 1999 and 1998, respectively, or an increase of $90. During the nine months ended December 31, 1998, DIA issued a credit memo of $331,000 (or $18 per departure) in anticipation of the revenue credit to be distributed to its signatory carriers for its fiscal year ended December 31, 1998. DIA has not issued a credit memo for its fiscal year ended December 31, 1999. An additional DIA revenue credit for its fiscal year ended December 31, 1997 above amounts previously estimated and accrued, totaling $371,000 (or $20 per departure) was included in aircraft and traffic servicing expenses during the nine months ended December 31, 1998. After adjusting the cost per departure for these credits for the nine months ended December 31, 1998, the cost per departure would have been $1,363 and the cost per departure for the nine months ended December 31, 1999 would have been a $52 increase over the prior comparable period. Aircraft and traffic servicing expenses increased as a result of a drop in the completion factor for the nine months ended December 31, 1999 to 98.5% from 99.2% for the nine months ended December 31, 1998 which increased interrupted trip expenses, and expenses associated with the Boulder, Colorado-DIA shuttle bus service, which is complimentary to our passengers. The increase in aircraft and traffic expenses was offset by savings as a result of conducting our own ground operations at DIA beginning September 1, 1998, rather than having them performed by a third party contractor.

       Maintenance. Maintenance expenses of $36,650,000 and $27,317,000 were 15.4% and 18.2% of total revenue for the nine months ended December 31, 1999 and 1998, respectively. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense is accrued monthly. Maintenance cost per block hour was $699 and $736 for the nine months ended December 31, 1999 and 1998, respectively. During the nine months ended December 31, 1999, we incurred higher than usual borrowed parts fees. During the nine months ended December 31, 1999 these fees were approximately $1,303,000 compared to $222,000 during the nine months ended December 31, 1998 or $25 and $6 per block hour, respectively. During the three months ended December 31, 1999, we increased our spare parts inventory in an effort to mitigate this expense in the future. We anticipate that we will be required to make additional spare parts acquisitions in the future. During the nine months ended December 31, 1998, we were outsourcing certain aircraft heavy maintenance checks. Effective March 1999, we began to conduct the majority of these checks in-house which we expect will continue to reduce maintenance expenses in future periods. Additionally, maintenance costs per block hour have decreased as certain fixed costs are spread over a larger fleet. Maintenance expenses totaled $10,752,000 and $9,179,000 and were 14.5% and 18.1% of total revenues for the three months ended December 31, 1999 and 1998, respectively. Maintenance cost per block hour was $609 and $689 for the three months ended December 31, 1999 and 1998, respectively. During the three months ended December 31, 1999, a previous accrual recorded during the three months ended June 30, 1999 totaling $1,340,000 for an engine repair expense estimate as a result of a premature failure was reversed as the engine manufacturer agreed to repair the engine at no cost to us. Maintenance cost per block hour for the three months ended December 31, 1999 would have been $685 without this adjustment.

       Promotion and Sales. Promotion and sales expenses totaled $34,682,000 and $23,789,000 and were 14.6% and 15.8% of total revenue for the nine months ended December 31, 1999 and 1998, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.

       During the nine months ended December 31, 1999, promotion and sales expenses per passenger increased to $20.65 from $20.49 for the nine months ended December 31, 1998. Promotion and sales expenses increased largely as a result of increases in travel agency commissions and credit card fees associated with the increase in our average fare from $119 for the nine months ended December 31, 1998 to $132 for the nine months ended December 31, 1999. We had an increase in computer reservations costs associated with the expansion of our travel agency electronic ticketing capabilities, an increase in reservation costs as a result of outsourcing more of our reservation requirements, offset by a decrease in advertising costs per passenger. We are hopeful that this expansion for travel agent electronic ticketing capability will increase travel agency sales. During the three months ended December 31, 1999, promotion and sales expenses per passenger decreased to $20.03 from $22.44 for the three months ended December 31, 1998. During the three months ended December 31, 1998, we added three new markets and none during the three months ended December 31, 1999; therefore, we experienced a decrease in advertising expenses per passenger. With increased activity on our web site, our calls per passenger and the length of calls per passenger have decreased. Because of this web site activity, we experienced decreases in communications and wages and benefits for reservationists as well as contract reservation services. These cost savings were partially offset by an increase in credit card fees as a result of the increase in the average fare. During November 1999, we reduced travel commissions to 5% from 8%, matching a 5% commission instituted by our competitors. Travel agency commissions as a percentage of passenger revenue, before non-revenue passengers, administrative fees and breakage (revenue from expired tickets), decreased to 4.3% for the three months ended December 31, 1999 from 5% for the three months ended December 31, 1998. We believe that promotion and sales expenses per passenger will continue to decrease but there can be no assurance that this will occur.

       General and Administrative. General and administrative expenses for the nine months ended December 31, 1999 and 1998 totaled $11,436,000 and $5,026,000 and represented 4.8% and 3.3% of total revenues, respectively. General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, IT including costs associated with Y2K, aircraft procurement, corporate communications, and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, and general insurance expenses are also included in general and administrative expenses. Included in general and administrative expenses for the nine months ended December 31, 1999 was an accrual of $2,183,000 for potential employee performance bonuses and represented .9% of total revenues. This expense was not accrued during the nine months ended December 31, 1998. We also experienced increases in our human resources and MIS expenses as a result of an increase in employees from approximately 1,240 in December 1998 to approximately 1,950 in December 1999, or an increase of 57.3%. In addition to the usual increases in crew and station personnel associated with additional aircraft and cities, we had significant increases in maintenance personnel as a result of bringing certain heavy maintenance checks in-house which began in March 1999. Because of the increase in personnel, our health insurance benefit expenses and accrued vacation expense increased accordingly.

       Depreciation and Amortization. Depreciation and amortization expenses of $1,988,000 and $1,154,000 were approximately .8% of total revenue for the nine months ended December 31, 1999 and 1998. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets of the Company.

       Nonoperating Income (Expense). Net nonoperating income totaled $2,970,000 for the nine months ended December 31, 1999 compared to $317,000 for the nine months ended December 31, 1998. Interest income increased from $1,042,000 to $3,120,000 during the nine months ended December 31, 1999 from the prior period due to an increase in cash balances as a result of an increase in cash provided by operating activities and proceeds from stock option and warrant exercises. Interest expense decreased to $95,000 during the nine months ended December 31, 1999 from $662,000 in the prior period. In December 1997, we sold $5,000,000 of 10% senior notes. In connection with this transaction, we issued warrants to purchase 1,750,000 shares of Common Stock to the lender. Interest expense paid in cash and the accretion of the warrants and deferred loan expenses associated with the senior secured notes totaled $562,000 during the nine months ended December 31, 1998. In January 1999, we paid the note in full.

       Income Tax Expense: We accrued income taxes of $12,272,000 at 38.25% of pre-tax income during the nine months ended December 31, 1999. During the nine months ended December 31, 1998, we had the benefit of tax loss carryforwards that offset tax expense for the period.

       Expenses per ASM. Our expenses per ASM for the nine months ended December 31, 1999 and 1998 were 7.96(cent) and 7.72(cent), respectively, or an increase of 3%. Our cost per ASM increased during the nine months ended December 31, 1999 from 7.72(cent) principally because of our accrual for potential employee performance bonuses, which accounted for .08(cent) of expense per ASM, and an overall increase in the cost of fuel which accounted for .22(cent) per ASM offset by a decrease of .13(cent) of expense per ASM in maintenance expenses as a result of bringing certain aircraft heavy maintenance checks in-house that were previously outsourced to third party vendors.

Liquidity and Capital Resources

       Our balance sheet reflected cash and cash equivalents and short-term investments of $69,109,000 and $47,289,000 at December 31, 1999 and March 31, 1999, respectively. At December 31, 1999, total current assets were $112,550,000 and total current liabilities were $70,607,000, resulting in working capital of $41,943,000. At March 31, 1999, total current assets were $94,209,000 and total current liabilities were $68,721,000, resulting in working capital of $25,488,000. The increase in our working capital is largely a result of cash flows provided by operating activities and proceeds from exercises of common stock options and warrants during the nine months ended December 31, 1999.

       Cash provided by operating activities for the nine months ended December 31, 1999 was $31,481,000. This is attributable to our net income for the period, the utilization of deferred tax assets, decreases in trade receivables, increases in other accrued expenses and accrued maintenance expenses, offset by increases in security, maintenance and other deposits, prepaid expenses and inventories and decreases in accounts payable and air traffic liability. Cash provided by operating activities for the nine months ended December 31, 1998 was $11,447,000. This is attributable to our net income for the period, a decrease in receivables and increases in air traffic liability, other accrued expenses and accrued maintenance expenses, offset by increases in restricted investments, security, maintenance and other deposits and prepaid expenses and other assets, and decreases in accounts payable.

       Cash used in investing activities for the nine months ended December 31, 1999 was $33,011,000. We invested $18,260,000 in short-term investments, net of maturities, comprised of government-backed agencies and commercial paper with maturities of one year or less. During the nine months ended December 31, 1999, cash security deposits for aircraft totaling $2,491,000 were returned to us or replaced with letters of credit. During the nine months ended December 31, 1999, we made cash security deposits totaling $200,000 in connection with a letter of intent on an Airbus lease and $2,550,000 in down payments associated with a letter of intent to purchase Airbus aircraft. We had issued to certain of our aircraft lessors warrants to purchase 395,000 shares of our Common Stock at an aggregate purchase price of $2,391,600. During May 1999 and June 1999, aircraft lessors exercised all of these warrants and we received $2,391,600. To the extent that the aircraft lessors were able to realize certain profit margins on their subsequent sale of our Common Stock, they were required to refund a portion of the cash security deposits they were holding. As a result of their sales of our Common Stock, $1,024,000 in cash security deposits were returned to us during the six months ended September 30, 1999. Other cash security deposits were replaced with letters of credit and these deposits were returned to us. We also received $625,000 in cash security deposits for aircraft returned to the lessor during the nine months ended December 31, 1999. Additionally, we secured five aircraft delivered during the nine months ended December 31, 1999 with letters of credit totaling $2,284,000 and restricted investments increased by this amount to collateralize the letters of credit. We used $12,208,000 for capital expenditures for rotable aircraft components including a spare CFM engine, maintenance equipment and tools, aircraft leasehold costs and improvements, and computer equipment during the nine months ended December 31, 1999. Cash used by investing activities for the nine months ended December 31, 1998 was $3,851,000. We used $2,447,000 for capital expenditures for ground handling equipment, rotable aircraft components and aircraft leasehold costs and improvements. We used cash of $284,000 for initial lease acquisition security deposits for one Boeing 737-200 aircraft delivered in October 1998. Additionally, we secured two aircraft delivered in December 1998 with letters of credit totaling $1,120,000, and our restricted investments increased by this amount to collateralize the letters of credit.

       Cash provided by financing activities for the nine months ended December, 1999 and 1998 was $5,090,000 and $14,085,000, respectively. During the nine months ended December 31, 1999, we received $5,163,000 from the exercise of Common Stock options and warrants. During the nine months ended December 31, 1998, we sold 4,363,001 shares of our Common Stock through a private placement to an institutional investor. Gross proceeds to us from the transaction were approximately $14,180,000, of which we received net proceeds of approximately $13,650,000. We issued a warrant to this investor to purchase 716,929 shares of Common Stock of the Company at a purchase price of $3.75 per share. This warrant expires in April 2002. Additionally, during the nine months ended December 31, 1998, we received $208,000 from the exercise of Common Stock options.

       We operate 20 Boeing 737 type aircraft under operating leases with expiration dates ranging from 2000 to 2006. Under these leases, we were required to make cash security deposits or issue letters of credit to secure the lease obligations. At December 31, 1999, we had made cash security deposits and had outstanding letters of credit totaling $3,058,000 and $5,928,000, respectively. Our restricted cash balance includes $5,928,000 that collateralizes the outstanding letters of credit. Additionally, we make deposits for maintenance of these aircraft. At December 31, 1999, we had maintenance deposits of $23,508,000.

       In October 1999, we signed a letter of intent to purchase 11 new Airbus aircraft, with options to purchase an additional nine new Airbus aircraft. This order contemplates a fleet replacement plan by which we will phase out our Boeing 737 aircraft and replace them with a combination of Airbus A319 and A318 aircraft. As of January 28, 2000, we have made deposits totaling $2,550,000 to secure these aircraft. As a complement to this purchase, in November 1999, we signed two letters of intent to lease 16 new Airbus aircraft. When combined with the purchase agreement and upon completion of our fleet transition, we expect our fleet to be comprised of approximately two-thirds A319 aircraft and one-third A318 aircraft. We expect to take delivery of our first Airbus aircraft during the middle part of calendar 2001 and plan to complete our fleet transition by the end of 2004. The A319 and A318 aircraft will be configured with 132 and 114 passenger seats, respectively, with a 32-inch seat pitch. We believe that operating newer Airbus aircraft will result in significant cost savings and an improved product for our customers. In order to complete the purchase of the Airbus aircraft, it will be necessary for us to secure acceptable aircraft financing. While we believe that such financing will be available to us, there can be no assurance that the financing will be available when required, or on acceptable terms. The inability to secure such financing could have a material adverse effect on us and could result in delays in or our inability to take delivery of purchased Airbus aircraft.

       Principally to provide for capacity growth pending delivery of our purchased and leased Airbus aircraft, we have entered into operating leases to lease two Boeing 737-300 aircraft and a letter of intent to lease two additional such aircraft. Two of these aircraft were delivered in January 2000, will be placed into service in mid-February and have lease terms of 44 months from their delivery dates. The second two aircraft, one of which will replace another aircraft whose lease expires, will have 48 month lease terms commencing approximately March and April, 2000. It is expected that these aircraft will be placed in service during April and May, 2000.

       In November 1998, our pilots voted to be represented by an independent union, the Frontier Airlines Pilots Association. In September 1999, our dispatchers elected to be represented by the Transport Workers Union of America. The resulting impact of these unions on labor costs is unknown at this time as the first bargaining agreements have not been negotiated.

       The International Association of Machinists has filed an application to represent our ramp service agents. The National Mediation Board ("NMB") certified this election and the ballots will be counted at the office of the NMB in Washington D.C. on February 4, 2000. The Association of Flight Attendants on January 20, 2000 filed an application to represent our flight attendants. No election has yet been certified.

       We are exploring various means to increase revenues and reduce expenses. We have added electronic ticketing capabilities for travel agencies that we anticipate will increase travel agency sales. We have performed ad hoc charters and will consider them in the future depending on the availability of our fleet. We are considering revenue enhancement initiatives with new marketing alliances. We began our own ground handling operations at DIA effective September 1, 1998, a function that had previously been provided by an independent contractor. Ground handling equipment required to perform these operations necessitated capital expenditures of approximately $800,000. Effective March 1, 1999, we began to conduct certain aircraft heavy maintenance checks in-house that we expect will reduce maintenance expenses. Effective November 5, we reduced travel agency commissions from 8% to 5% in response to our competitors.

       We currently sublease from Continental Airlines, on a preferential-use basis, four departure gates on Concourse A at DIA. In addition, we use, on a non-preferential use basis, another four gates under the direct control of the City and County of Denver ("CCD"). Our sublease with Continental expires on February 29, 2000, as does Continental's lease with CCD for these four gates and an additional six gates it leases on Concourse A. Continental has an option to renew its lease for five years and reduce its lease obligation to three gates and related space. United Airlines, which occupies all of DIA's Concourse B gates, has a right of first refusal on any of the ten Continental gates for which Continental does not renew its lease, and has stated its intention to occupy at least eight gates on Concourse A. Continental's lease and lease renewal option for gates on Concourse A, as well as United's right of first refusal on Continental's Concourse A gates, are provided for in a 1995 agreement between CCD, Continental and United (the "1995 Agreement"). We have requested of CCD a lease, effective March 1, 2000, for the four gates we currently sublease from Continental and an additional five gates contiguous to those we now use. However, our request is contingent upon the implementation of a rate making methodology for DIA terminal facilities that remedies what we consider to be unfair and discriminatory aspects of the current methodology, as established by the 1995 Agreement. Under the present methodology costs related to a non-functioning Concourse A automated baggage system and associated equipment and space ("AABS") are allocated exclusively to Concourse A, causing rental rates on Concourse A to be higher than those on DIA's Concourse C. Our sublease for Concourse A gates with Continental, which expires in February 2000, provides that Continental pays, on our behalf, a significant portion of the AABS costs that would otherwise be payable by us under the current rate-making methodology.

       CCD and the signatory airlines at DIA, including us, are discussing possible changes to the rate-making methodology to deal with the AABS costs, although CCD has stated that absent an agreement with a majority-in-interest of the DIA signatory airlines, CCD will unilaterally impose a solution to the issue. Unless agreement of CCD and a majority-in-interest of the signatory airlines resolve the issue, there is a possibility that the 1995 Agreement, or any rate-making methodology unilaterally imposed by CCD, could be subject to litigation. In these circumstances, there is uncertainty as to the rates and charges that we will be required to pay for Concourse A facilities after February 2000. If the rate-making methodology is not amended or the rates are increased, it could have a material adverse effect on our business and results of operations. A majority-in-interest of the airlines, as required by the airline lease, has agreed to an amendment of certain rate-making provisions to the lease, which significantly reduces the impact of the AABS costs to us. CCD has indicated it will agree to the terms of these proposed changes in rate-making methodology, and is in the process of preparing a lease amendment which reflects such changes. We expect a satisfactory resolution of this issue in the near term. However, the possibility continues to exist that if agreement on this amendment is not finalized, CCD may impose a resolution.

       Our goal is to continue to lease or purchase additional aircraft to serve additional cities and to add flights on existing routes from Denver. We added routes to San Diego, California, Atlanta, Georgia, Dallas/Ft. Worth, Texas and Las Vegas, Nevada during the year ended March 31, 1999. During the nine months ended December 31, 1999 we added routes to Portland, Oregon and Orlando, Florida. We believe that expanding our route system would facilitate a greater volume of connecting traffic as well as a stable base of local traffic and offset the impact of higher DIA-related operating costs through more efficient gate utilization. Expansion of our operations will entail the hiring of additional employees to staff flight and ground operations in new markets, and significant initial costs such as deposits for airport and aircraft leases. Because of the expansion of our business, and competition within the airline industry that often requires quick reaction by management to changes in market conditions, we may require additional capital to further expand our business.

       In October 1999, the U.S. Senate approved the Air Transportation Improvement Act. Among other matters, this Act calls for additional slot allocations (one slot is one take-off or landing right) at Washington's Ronald Reagan National Airport ("DCA"), New York's LaGuardia Airport and Chicago's O'Hare International Airport. In addition, the bill calls for exemptions to the perimeter rule at DCA, which currently limits non-stop flights into or out of DCA to a maximum of 1,250 miles. Our present intent is to request permission to provide service between Denver and DCA if access becomes available to us. However, there can be no assurance that this bill will be passed.

       We believe that our existing cash balances coupled with improved operating results are and will be adequate to fund our operations for the foreseeable future. However, as discussed above, we will require financing in order to fund our intended purchase of Airbus A319 and A318 aircraft.

Year 2000 Compliance

       We undertook actions intended to permit our computer systems and other equipment to properly process and function on and after January 1, 2000. These actions were generally described in our 10-Q report for the quarter ended September 30, 1999. As of January 28, 2000, we have not experienced any material Year 2000 systems or equipment failures, either by our suppliers or us. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances may not arise, or that we will not in the future identify equipment or systems which are not Year 2000 compliant.

       In connection with our Year 2000 compliance efforts we utilized existing resources (with the exception of four temporary personnel) and required limited use of outside consultants, incurring approximately $200,000 of expenses as of December 31, 1999.

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

                27.1     Financial Data Schedule (1)

       (1)      Filed herewith.


       (b)      Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FRONTIER AIRLINES, INC.


Date:  January 31, 2000                      By: /s/ Steve B. Warnecke
                                             -----------------------------------
                                             Steve B. Warnecke,  Vice  President
                                             and Chief Financial Officer

Date:  January 31, 2000                      By: /s/ Elissa A. Potucek
                                             -----------------------------------
                                             Elissa A. Potucek,  Vice President,
                                             Controller, Treasurer and Principal
                                             Accounting Officer