Form 10-K
period 2000-03-31
FRONTIER AIRLINES INC /CO/
filed 2000-06-30
CIK 921929

FORM 10-K

                        SECURITIESAND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-24126

                             FRONTIER AIRLINES, INC.

             (Exact name of registrant as specified in its charter)

        Colorado                                         84-1256945
 (State or other jurisdiction
of incorporated or organization)            (I.R.S. Employer Identification No.)

    12015 E. 46th Avenue, Denver, CO                       80239
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:  (303) 371-7400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                 Title of Class

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of Common Stock held by non-affiliates of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of June 15,2000: $181,263,088.

The number of shares of the Company's Common Stock outstanding as of June 15, 2000 is 17,747,056.

Documents incorporated by reference - Information required by Part III is incorporated by reference to the Company's 2000 Proxy Statement.

                                TABLE OF CONTENTS

                                                                           Page

PART I

         Item 1:  Business.....................................................3
         Item 2:  Properties .................................................12
         Item 3:  Legal Proceedings...........................................12
         Item 4:  Submission of Matters to a Vote of Security Holders.........13

PART II

         Item 5:  Market for Common Equity and Related Stockholder Matters....13
         Item 6:  Selected Financial Data.....................................16
         Item 7:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............18
         Item 7A: Quantitative and Qualitative Disclosures About
                  Market Risk ................................................30
         Item 8:  Financial Statements........................................30

PART III

         Item 10: Directors and Executive Officers of the Registrant..........30
         Item 11: Executive Compensation......................................30
         Item 12: Security Ownership of Certain Beneficial Owners
                  and Management..............................................31
         Item 13: Certain Relationships and Related Transactions..............31

PART IV

         Item 14: Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.........................................31

                                     PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. ("Frontier" or the "Company") and the expectations of our Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward- looking statements herein. These risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" below.

Item 1:  Business

General

       We are a scheduled airline based in Denver, Colorado. As of June 15, 2000, we operate routes linking our Denver hub to 21 cities in 17 states spanning the nation from coast to coast. We were organized in February 1994 and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet to 24 leased jets, including seven Boeing 737-200s and 17 larger Boeing 737-300s. We currently use up to nine gates at our hub, Denver International Airport ("DIA"), where we operate approximately 112 daily system flight departures and arrivals.

       The following table lists the cities we serve as of June 15, 2000, as well as the dates we commenced service to those cities:

     El Paso, Texas                                        October 13, 1994
     Albuquerque, New Mexico                               October 13, 1994
     Omaha, Nebraska                                       January 16, 1995
     Chicago/Midway, Illinois                              September 25, 1995
     Phoenix, Arizona                                      September 25, 1995
     Los Angeles, California                               November 3, 1995
     Minneapolis/St. Paul, Minnesota                       November 13, 1995
     Salt Lake City, Utah                                  November 13. 1995
     San Francisco, California                             November 17, 1995
     Seattle, Washington                                   May 1, 1996
     Bloomington/Normal, Illinois                          January 6, 1997
     Boston, Massachusetts                                 September 16, 1997
     Baltimore, Maryland                                   November 16, 1997
     New York/LaGuardia, New York                          December 3, 1997
     San Diego, California                                 July 23, 1998
     Atlanta, Georgia                                      December 17, 1998
     Dallas/Fort Worth, Texas                              December 17, 1998
     Las Vegas, Nevada                                     December 17, 1998
     Portland, Oregon                                      June 14, 1999
     Orlando, Florida                                      September 9, 1999
     Kansas City, Missouri                                 June 15, 2000

       On November 1, 1998, we initiated complimentary shuttle service between Boulder, Colorado and DIA. We currently operate six daily round trip bus routes between Boulder and DIA.

       In addition to implementing service to 3 new cities between April 1, 1999 and June 15, 2000, we also added additional flight frequencies in the following markets: Baltimore, Dallas/Fort Worth, San Francisco and Seattle.

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

         Our business strategy is to provide air service at affordable fares to high volume markets from our Denver hub. Our strategy is based on the following factors:

o Stimulate demand by offering a combination of low fares, quality service and frequent flyer credits in Continental Airlines' OnePass program.

o Expand our Denver hub operation and increase connecting traffic by adding additional high volume markets to our current route system.

o Continue filling gaps in flight frequencies to high volume markets from our Denver hub.

         In April 1999, we were named "Best Domestic Low Fare Carrier" by Entrepreneur Magazine in the publication's sixth annual Business Travel Awards. During our fiscal year 2000, we were also named Entrepreneur of the Year for the services sector at Ernst & Young's 1999 Rocky Mountain Entrepreneur of the Year awards.

Route System History

         Our route system strategy encompasses connecting our Denver hub to top business and leisure destinations. We currently serve 17 of the top 25 destinations from Denver, as defined by the U.S. Department of Transportation's Origin and Destination Market Survey. In addition, as we bring additional aircraft into our fleet and add new markets to our route system, connection opportunities increase. During fiscal year 2000, connection opportunities for our passengers connecting through DIA increased from an average of 5.3 flights to 5.9 flights.

Marketing and Sales

         Our sales efforts are targeted to price-sensitive passengers in both the leisure and corporate travel markets. In the leisure market, we offer discounted fares marketed through the Internet, newspaper, radio and television advertising along with special promotions. We market these activities in both our Denver hub and throughout our route system.

         To balance the seasonal demand changes that occur in the leisure market, we introduced several programs in late 1996 designed to capture a larger share of the corporate market, which tends to be less seasonal than the leisure market. These programs include negotiated fares for large companies that sign contracts committing to a specified volume of travel, future travel credits for small and medium size businesses contracting with us, and special discounts for members of various trade and nonprofit associations. As of June 15, 2000, we had signed contracts with over 4,600 companies.

         We  also  pursue  sales   opportunities  with  meeting  and  convention
arrangers and government travel offices. The primary tools we use to attract this business include personal sales calls, direct mail and telemarketing. In addition, we offer air/ground vacation packages to many destinations on our route system under contracts with various tour operators. During fiscal year 2000, Renaissance Travel Solutions, which operated a private label "Frontier Airlines Vacation" brand, ceased operations. In April 2000, we entered into an agreement with travelbyus.com ltd., a Canadian travel company, to market and sell private label Frontier Airlines Vacation products effective June 2000. These products include air/land inclusive packages to vacation markets within our route system, such as Las Vegas and Orlando, as well as ski destinations and other destinations we serve.

         In 1995, we joined Continental Airlines' OnePass program. We selected the OnePass program because there was an established membership base in Denver and in other cities we served and planned to serve.

         Our relationship with travel agencies is important to us and other airlines. In November 1999, we matched an industry initiative and lowered travel agent commissions from eight to five %. However, unlike some other airlines, we do not limit the earnings potential of travel agents through a commission cap. We have implemented marketing strategies designed to maintain and encourage relationships with travel agencies throughout our route system. We communicate with travel agents through personal visits by company executives and sales managers, sales literature mailings, trade shows, telemarketing and advertising in various travel agent trade publications.

         We participate in the four major computer reservation systems used by travel agents to make airline reservations: Amadeus, Galileo, Worldspan and Sabre. We maintain a reservations center in Denver, operated by our employees. We also maintain an "overflow" center in Miami, Florida, staffed by contract personnel, which assists our Denver reservations center during peak booking periods. In March 2000, we announced our plans to open a new call center in Las Cruces, New Mexico. The center, scheduled to open in August 2000, will employ approximately 100 full-time Frontier employees by the end of calendar year 2000, and will be located in a 12,000 square foot building we are leasing and renovating. This new call center will replace our current Miami outsource company.

         In January 1999, we renewed an agreement with Electronic Data Systems ("EDS") for continued and enhanced airline customer information services, including computerized reservations, passenger processing and telecommunications services. Since early 1997, we have made greater use of electronic or "paperless" ticketing, a lower cost alternative to ticketing passengers on relatively expensive ticket stock. During fiscal year 2000, we enabled all four computer reservation systems utilized by travel agents to offer e-ticketing capabilities on our flights.

         Our agreement with EDS enhances our ability to provide Internet bookings through the EDS SHARESweb booking engine. In April 1999, we began offering "Spirit of the Web" fares via our Web site, which permits customers to make "close in" bookings beginning on Wednesdays for the following weekend. This is intended to fill seats that might otherwise go unfilled. During fiscal year 2000, our percentage of Internet-related revenue, which includes our own Web site and other Internet travel distributors, increased from 3.5% to 12.2%.

         In May 2000, we unveiled a newly designed and enhanced Web site that incorporates booking capabilities on each page of the site, an expanded "About Frontier" section, exclusive partner offers, a new "Frequently Answered Questions" section and new real time flight information. We also announced in May that we had signed a letter of intent to purchase EDS' VIBE, Versatile Internet Booking Engine, which will permit us to perform more advanced online booking capabilities, such as online discounts, and explore a business to business corporate strategy. We anticipate that VIBE will be operational by the end of calendar 2000.

         In order to gain connecting traffic from other carriers, we have negotiated various types of interline agreements with approximately 130 domestic and international airlines serving cities on our route system. Generally, these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

Product Pricing

         We generally offer our seats at discount fares, and consider our service an affordable alternative to the higher fare, larger carriers. Seat inventories on each flight are managed through a yield management system. We generally offer discounts with five levels of advance purchase requirements. In contrast to most carriers, our fares usually do not require travelers to include a Saturday overnight stay in order to take advantage of these discount rates. We also do not charge a premium for one-way fares and, generally, our fares do not require a round-trip purchase.

Competition

         The Airline Deregulation Act of 1978 (the "Deregulation Act") produced a highly competitive airline industry, freed of certain government regulations that for 40 years prior to the Deregulation Act had dictated where domestic airlines could fly and how much they could charge for their services. Since then, smaller carriers such as we have entered markets long dominated by large airlines with substantially greater resources, such as United Airlines, American Airlines, Northwest Airlines and Delta Air Lines.

         We compete principally with United Airlines, the dominant carrier at DIA, and its commuter affiliates with a total market share of approximately 72%. This gives United a significant competitive advantage compared to us and other carriers serving DIA. We believe our current market share at DIA approximates 7%. We compete with United primarily on the basis of fares, fare flexibility and the quality of our customer service.

         At the  present  time, four airports,  including  New York's  LaGuardia
Airport, are regulated by means of "slot" allocations, which represent government authorization to take off or land at a particular airport within a specified time period. FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances. We were originally awarded six slots at LaGuardia. At the present time, we utilize four of those slots to operate two daily round-trip flights between Denver and LaGuardia.

         Another airport that is regulated by slots is Ronald Reagan Washington National Airport (DCA). In addition to slot restrictions, DCA is limited by a perimeter rule, which limits flights to and from DCA to 1,250 miles. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century ("FAIR 21") was enacted. FAIR 21 which authorizes the Department of Transportation ("DOT") to grant up to 12 slot exemptions beyond the 1,250 mile DCA perimeter, provided certain specifications are met. These include that the new service will provide air transportation with domestic network benefits in areas beyond the perimeter; increase competition by new entrant air carriers or in multiple markets; not reduce travel options for communities served by small hub airports and medium hub airports within the perimeter; and not result in meaningfully increased travel delays. We have filed an application requesting four slots to operate two daily non-stop flights between our Denver hub and DCA. Eight other carriers also have filed applications seeking "beyond perimeter" slots, and the DOT has indicated a decision on the award of the 12 slot exemptions will be made in early July 2000. If our application is successful, we plan to implement service between Denver and DCA later this summer or in the early fall.

Aircraft

         As of June 2000, we operate 24 leased Boeing 737 twinjet aircraft in all-coach seating configurations. The age of these aircraft, their passenger capacities and their lease expirations are shown in the following table:

                                                              Approximate
                                                               Number of
Aircraft            No. of               Year of               Passenger                 Lease
Model               Aircraft            Manufacture              Seats                Expiration

B-737-200A             7                 1978-1983                119                  2001-2005
B-737-300             17                 1985-1998                136                  2002-2006


         Stage 3 noise level requirements mandated that 100% of an operator's fleet comply with Stage 3 by January 1, 2000. Each of our aircraft has been in compliance with Stage 3 on and after that date.

         In March 2000, we entered into an agreement to purchase 11 new Airbus aircraft, with options to purchase an additional nine new Airbus aircraft. To the extent we exercise our options to purchase the nine aircraft, they are replaced on a one-for-one basis with additional options to purchase new Airbus aircraft, up to a total of nine additional option aircraft. This order contemplates a fleet replacement plan by which we will phase out our Boeing 737 aircraft and replace them with a combination of Airbus A319 and A318 aircraft. As a complement to this purchase, in April and May 2000, we signed two aircraft lease agreements to lease 16 new Airbus aircraft. When combined with the purchase agreement, and upon completion of our fleet transition, we expect our fleet to be comprised of approximately two-thirds A319 aircraft and one-third A318 aircraft. We expect to take delivery of our first leased Airbus aircraft during the middle part of 2001 and plan to complete our fleet transition by the end of 2004. The A319 and A318 aircraft will be configured with 132 and 114 passenger seats, respectively, with a 32-inch seat pitch. We believe that operating new Airbus aircraft will result in significant operating cost savings and an improved product for our customers.

         We seek to lease additional aircraft from time-to-time in order to replace aircraft with expiring lease terms and to expand our service and route system. However, the aircraft lease market is cyclical, and we cannot be certain that additional aircraft will be available when we need or want to procure them, or that they will be available at acceptable lease rates and terms.

Maintenance and Repairs

         All of our aircraft maintenance and repairs are accomplished in accordance with the our maintenance program approved by the United States Federal Aviation Administration ("FAA"). Spare or replacement parts are maintained by us primarily in Denver. Spare parts vendors supply us with certain of these parts, and we purchase or lease others from other airline or vendor sources.

       Since August 1996, we have trained, staffed and supervised our own maintenance work force at Denver. We sublease a portion of Continental Airlines' hangar at DIA where we presently perform our own maintenance through the "D" check level. Other major maintenance, such as major engine repairs, continue to be performed by outside FAA approved contractors. We also maintain a smaller maintenance facility at El Paso, Texas.

       Under our aircraft lease agreements, we pay all expenses relating to the maintenance and operation of our aircraft, and we are required to pay monthly maintenance reserve deposits to the lessors based on usage. Maintenance reserve deposits are applied against the cost of scheduled major maintenance. Scheduled major maintenance has occurred or will occur for four of our aircraft in the fiscal year ending March 31, 2001. To the extent not used for major maintenance during the lease terms, maintenance reserve deposits remain with the aircraft lessors upon redelivery of the aircraft.

       Our monthly completion factors for the years ending March 31, 2000, 1999 and 1998 ranged from 96.7% to 99.7%, from 97.6% to 99.8%, and from 92.8% to
99.9%, respectively. The completion factor is the percentage of our scheduled flights that were operated by us (i.e., not canceled). Flights not completed were canceled principally as a result of mechanical problems, and, to a lesser extent, weather. There can be no assurance that our aircraft will continue to be sufficiently reliable over longer periods of time.

Fuel

       During the years ending March 31, 2000, 1999 and 1998, jet fuel accounted for 15.3%, 11.6% and 14.1%, respectively, of our operating expenses. We have arrangements with major fuel suppliers for substantial portions of our fuel requirements, and we believe that such arrangements assure an adequate supply of fuel for current and anticipated future operations. However, we have not entered into any agreements that fix the price of fuel over any period of time. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond our control. Therefore, we cannot predict the future availability and cost of jet fuel with any degree of certainty. Fuel prices increased significantly in fiscal 2000. Our average fuel price per gallon including taxes and into-plane fees was 79.9(cent) for the year ended March 31, 2000, with the monthly average price per gallon during the same period ranging from a low of 57.9(cent) to a high of $1.02. As of June 15, 2000, the price per gallon was 94.1(cent). Our average fuel price per gallon including taxes and into-plane fees was 55.4(cent) for the year ended March 31, 1999, with the monthly average price per gallon during the same period ranging from a low of 48.3(cent) to a high of 62.3(cent).

       Newer aircraft are more fuel efficient than our Boeing 737-200 aircraft due to improved aircraft airframe design and engine technology. Significant increases in the price of jet fuel such as those that occurred in fiscal 2000 result in a higher increase in our overall total costs than those of competitors whose fleets have a larger proportion of fuel efficient aircraft such as our Boeing 737-300 aircraft. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and financial results. Our ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly given our affordable fare strategy.

Insurance

       We carry $800 million per aircraft per occurrence in property damage and passenger and third-party liability insurance, and insurance for aircraft loss or damage as required by our aircraft lease agreements, and customary coverage for other business insurance. While we believe such insurance is adequate, there can be no assurance that such coverage will adequately protect us against all losses which we might sustain. Our property damage and passenger and third-party liability insurance coverage exceeds the minimum amounts required by the DOT regulations.

Employees

       As of June 1, 2000 we had 2,126 employees, including 1,643 full-time and 483 part-time personnel. Our employees included 233 pilots, 371 flight attendants, 493 customer service agents, 295 ramp service agents, 188 reservations agents, 334 mechanics and related personnel, and 212 general management personnel. We consider our relations with our employees to be good.

       We have established a compensation philosophy that we will pay competitive wages compared to other airlines of similar size and other employers with whom we compete for our labor supply. Employees have the opportunity to earn above our established market rates through the payment of bonuses.

       Two of our employee groups have voted for union representation: our pilots voted in November 1998 to be represented by an independent union, the Frontier Airline Pilots Association, and our dispatchers voted in September 1999 to be represented by the Transport Workers Union. The first bargaining agreement for the pilots, which has a 5-year term, was ratified and became effective in May 2000. Negotiations are presently being conducted with the Transport Workers Union, representing our dispatchers. In addition since 1997 we have had union organizing attempts that were defeated by our flight attendants, ramp service agents, mechanics, and stock clerks.

       We have enhanced our Retirement Savings Plan [401(k)] by announcing an increased matching contribution by the Company. Effective May 2000, participants will receive a 50% Company match for contributions up to 10%. This match is discretionary and appoved on an annual basis by our Board of Dircetors. We anticipate that the match and related vesting schedule of 20% per year will reduce our turnover rates.

       All new employees are subject to pre-employment drug and alcohol testing. Those employees who perform safety sensitive functions are also subject to random drug testing.

       Training, both initial and recurring, is required for many employees. We train our pilots, flight attendants, ground service personnel, reservations personnel and mechanics. FAA regulations require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown, to be medically certified or physically fit, and have recent flying experience. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic competency, fitness training and certification. The FAA approves and monitors our training programs. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations.

Government Regulation

       All interstate air carriers are subject to regulation by the DOT and the FAA under the Federal Aviation Act. The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing and training, maintenance standards, and aircraft standards. In general, the amount of regulation over domestic air carriers in terms of market entry and exit, pricing and inter-carrier agreements has been greatly reduced subsequent to enactment of the Deregulation Act.

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

       U.S.  Federal  Aviation   Administration.   We  also  hold  an  operating
certificate issued by the FAA pursuant to Part 121 of the Federal Aviation Regulations. The FAA has jurisdiction over the regulation of flight operations including the licensing of pilots and maintenance personnel, the establishment of minimum standards for training and maintenance, and technical standards for flight, communications and ground equipment. We must have and we maintain FAA certificates of airworthiness for all of our aircraft. Our flight personnel, flight and emergency procedures, aircraft and maintenance facilities and station operations are subject to periodic inspections and tests by the FAA.

       At the  present  time,  four  airports,  including  New York's  LaGuardia
Airport, are regulated by means of "slot" allocations, which represent government authorization to take off or land at a particular airport within a specified time period. FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances. The Company currently holds slots to serve the Denver-LaGuardia market and provides two daily round trip flights in that market. FAIR 21 begins a phase out of slot controls at three of the four slot controlled airports, including LaGuardia where slot restrictions are to be eliminated by January 1, 2007.

       The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, the Airport Noise and Capacity Act of 1990 ("ANCA") and Clean Air Act of 1963 to monitor and regulate aircraft engine noise and exhaust emissions. We are required to comply with all applicable FAA noise control regulations and with current exhaust emissions standards. All of our fleet is in compliance with the FAA's Stage 3 noise level requirements.

       Railway Labor Act/National Mediation Board. Our pilots organized in 1998 under an independent union, the Frontier Airlines Pilots Association, and our dispatchers organized in 1999 and are represented by the Transport Workers Union. Our labor relations with respect to the pilots and dispatchers are now covered under Title II of the Railway Labor Act and are subject to the jurisdiction of the National Mediation Board.

       Miscellaneous. All air carriers are subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent that we are subject to FCC requirements, we take all necessary steps to comply with those requirements.

Risk Factors

       In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

We Will be Required to Secure New Aircraft Financing

       We have agreed to purchase certain new Airbus A319 and A318 aircraft See "Description of Business - Aircraft". In order to complete the purchase of these aircraft we must secure acceptable aircraft financing. The amount of financing required will depend on the number of aircraft purchase options we exercise and the amount of cash generated by operations prior to delivery of the aircraft. We are exploring various financing alternatives, including, but not limited to, domestic and foreign bank financing, public debt financing such as enhanced equipment trust certificates, and leveraged lease arrangements. We expect to develop a financing plan and implement that plan coincident with the delivery of the first purchased aircraft in calendar year 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". While we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms. The inability to secure such financing could have a material adverse effect on us and result in delays in or our inability to take delivery of Airbus aircraft we have agreed to purchase.

The Airline Industry is Seasonal and Cyclical

       Our operations primarily depend on passenger travel demand, and, as such are subject to seasonal variations. Our weakest travel periods are generally during the quarters ending in June and December. The airline industry is also a highly cyclical business with substantial volatility. Airlines frequently experience short-term cash requirements. This is caused by seasonal fluctuations in traffic, which often put a drain on cash during off-peak periods, and various other factors, including price competition from other airlines, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of airline travel is discretionary, our operating and financial results may be negatively impacted by any downturn in national or regional economic conditions in the United States, and particularly in Colorado. Airlines require substantial liquidity to continue operating under most conditions. The airline industry also has low operating profit margins and revenues that vary to a substantially greater degree than do the related costs. Therefore, a significant shortfall from expected revenue levels could have a material adverse effect on our operations. Working capital deficits are not uncommon in the airline industry since airlines typically have no product inventories and ticket sales not yet flown are reflected as current liabilities.

Increasing Number of Consolidations and Alliances Has Also Increased Competition

       The U.S. airline industry has consolidated in recent years, and there are additional consolidations presently proposed. Consolidations have enabled certain carriers to expand their international operations and increase their presence in the U.S. domestic market. In addition, many major domestic carriers have formed alliances with domestic regional carriers and foreign carriers. As a result, many of the carriers with which we compete in our markets are larger and have substantially greater resources than we have. Continuing developments in the industry will affect our ability to compete in the various markets in which we operate.

We Are in a High Fixed Cost Business

         The airline industry is characterized by fixed costs that are high in relation to revenues. Accordingly, a shortfall from expected revenue levels can have a material adverse effect on our profitability and liquidity.

Increases in Fuel Costs Affect Our Operating Costs

         Fuel is a major component of operating expense for all airlines. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world, and fuel costs fluctuate widely. Fuel accounted for 15.3% of our total operating expenses for the year ended March 31, 2000. We cannot predict our future cost and availability of fuel, and substantial sustained price increases as have prevailed during our fiscal year ended March 31, 2000, or the unavailability of adequate fuel supplies, could have a material adverse effect on our operations and profitability. Because newer aircraft are more fuel efficient than our Boeing 737-200 aircraft a significant increase in the price of jet fuel would result in a higher increase in our total costs than those of competitors using more fuel-efficient aircraft. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel. We intend generally to follow industry trends by raising fares in response to significant fuel price increases. However, our ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions.

We are Subject to Federal Regulatory Oversight

         We have obtained the necessary authority from the DOT and the FAA to conduct flight operations. However, the continuation of such authority is subject to continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. We believe that small and start-up airlines are often subject to strict scrutiny by FAA officials, making them susceptible to regulatory demands that can negatively impact their operations. No assurance can be given that we will be able to continue to comply with all present and future rules and regulations. In addition, we can give no assurance about the costs of compliance with such regulations and the effect of such compliance costs on our profitability. We also expect substantial FAA scrutiny as we transition from our all Boeing to an all Airbus fleet.

         In May 1996 a relatively new domestic airline sustained an accident in which one of its aircraft was destroyed and all persons on board were fatally injured. In June 1996, that airline agreed at the FAA's request to cease all of its flight operations. Although the FAA, after an intensive and lengthy investigation, allowed that airline to resume its operations, should we experience a similar accident it is probable that there would be a material adverse effect on our business and results of operations.

We Experience High Costs at Denver International Airport

         DIA opened in March 1995, and Denver's-Stapleton International Airport was closed. Financed through revenue bonds, DIA depends on landing fees, gate rentals and other income from airlines, the traveling public and others to pay debt service and support operations. Our cost of operations at DIA will vary as traffic increases or diminishes at that airport. However, we believe that our operating costs at DIA substantially exceed those that other airlines incur at most hub airports in other cities.

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

We Face Intense Competition and Market Dominance by United Airlines

         The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978 (the "Deregulation Act"), which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to flight frequencies and fares. We compete with United Airlines in our Denver hub, and we anticipate that we will compete principally with United Airlines in our future market entries. United Airlines and its commuter affiliates are the dominant carriers out of DIA, accounting for approximately 72% of all passenger boardings. Additionally, from July 1997 until February 1998, when it ceased flight operations, Western Pacific Airlines, a low-fare carrier, provided hub service at DIA. This additional competition, as well as other competitive activities by United Airlines and other carriers, have had in the past and could continue to have a material adverse effect on our revenues and results of operations. Most of our current and potential competitors have significantly greater financial resources, larger route networks and superior market identity than we have.

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

There are Certain Risks Associated with Our Boeing 737 Aircraft

       A. Maintenance. Under our aircraft lease agreements, we are required to bear all routine and major maintenance expenses. Maintenance expenses comprise a significant portion of our operating expenses. In addition, we are required periodically to take aircraft out of service for heavy maintenance checks, which can adversely affect revenues. We also may be required to comply with regulations and airworthiness directives issued by the FAA, the cost of which may be partially assumed by our aircraft lessors depending upon the magnitude of the expense. There can be no assurance that we will not incur higher than anticipated maintenance expenses. We believe that our leased aircraft are in compliance with all FAA-issued Airworthiness Directives ("ADs"). However, other ADs are presently required to be performed in the future and there is a high probability that additional ADs will be required.

       B. Local Noise Regulations. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during night time hours, restrictions on frequency of aircraft operations and various operational procedures for noise abatement. The Airport Noise and Capacity Act of 1990 ("ANCA") recognized the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft. An agreement between the City and County of Denver and another county adjacent to Denver specifies certain maximum aircraft noise levels at designated monitoring points in the vicinity of DIA with significant payments payable by Denver to the other county for each substantiated noise violation under the agreement. Violation of these noise standards could result in increased landing fees at DIA for us, as well as other carriers operating at DIA. Noise regulations have not had a material adverse effect on our operations to date, but regulations could be enacted in the future that would have such an effect.

We Have a Limited Number of Aircraft, and the Market for Aircraft Fluctuates

         We currently schedule all of our aircraft in regular passenger service with limited spare aircraft capability in the event one or more aircraft is removed from scheduled service for unplanned maintenance repairs or other reasons. The unplanned loss of use of one or more of our aircraft for a significant period of time could have a materially adverse effect on our operations and operating results. The market for leased aircraft fluctuates based on worldwide economic factors. There can be no assurance that we will be able to lease additional aircraft on satisfactory terms or when needed.

Our Relations With Our Employees is Very Important

          We believe we operate with lower personnel costs than many established airlines, principally due to lower base salaries and greater flexibility in the utilization of personnel. There can be no assurance that we will continue to realize these advantages over other air carriers for an extended period of time. Our pilots are represented by an independent labor union, the Frontier Airline Pilots Association and our dispatchers are represented by the Transport Workers Union. In addition since 1997 we have had union organizing attempts that were defeated by our flight attendants, ramp service agents, mechanics, and stock clerks. The collective bargaining agreement we have entered into with our pilots has increased our labor and benefit costs effective in May 2000, and additional unionization of our employees could increase our overall costs as well.

We Have Not Paid Dividends

         We have never declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to fund operations and to continue development of our business and do not expect to pay any cash dividends on our Common Stock in the foreseeable future.

Item 2:  Properties

         We have leased approximately 47,000 square feet of office space in Denver with terms ending February 2001 and May 2001 at a current annual rental of approximately $720,000. This facility provides space for our reservations center together with space for administrative activities, including senior management, purchasing, accounting, sales, marketing, advertising, human resources, maintenance and engineering and information technology systems.

         Beginning February 2001, we will move our general and administrative functions to a new headquarters facility near DIA. The new lease for approximately 51,000 square feet has a term of 12 years at an average annual rental of approximately $686,000 plus operating and maintenance expenses. The Denver reservations center will occupy a facility separate from the headquarters at a location yet to be determined. Beginning August 2000, a second reservations center facility will commence operations in Las Cruces, New Mexico. This facility is approximately 12,000 square feet and is leased for a term of 122 months at an average annual rental of approximately $132,000 plus operating and maintenance expenses.

         Each of our airport locations requires leased space associated with gate operations, ticketing and baggage operations. We either lease the ticket counters, gates and airport office facilities at each of the airports we serve from the appropriate airport authority or sublease them from other airlines.

         We have agreed to enter into an airport lease and facilities agreement with the City and County of Denver (CCD) at DIA for ticket counter space, nine gates and associated operations. This lease will expire in 2010. We also sublease a portion of Continental Airlines' hangar at DIA until January 1, 2004.

Item 3:  Legal Proceedings

       In 1997, we filed a complaint with the U.S. Department of Justice ("DOJ") alleging that United Airlines has engaged in predatory, anticompetitive and monopolistic practices at DIA. The complaint asks the agency to investigate eight separate counts of potential antitrust violations. The eight counts range from "capacity dumping" in markets served by competitors to alleged abuses relating to United's pricing practices, "exclusive dealing" with corporate customers and commuter carriers, and other tactics used by United to allegedly drive competitors from its markets. In early 1998 we received and answered a DOJ Civil Investigative Demand, which requested information and documents in our possession relating to possible violations of the federal antitrust laws concerning monopolization or attempts to monopolize air transportation in certain markets, including certain Denver city-pair markets. To date, the DOJ has not acted on our complaint, although the DOJ has filed a federal civil antitrust action against another major U.S. carrier with respect to certain alleged anti-competitive practices against smaller carriers, not including us.

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


                                     PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

       Until May 26, 1999, our Common Stock was traded on the Nasdaq SmallCap Market under the symbol "FRNT." Effective May 26, 1999, our Common Stock began trading on the Nasdaq National Market, also under the symbol "FRNT." We were able to move from the SmallCap Market to the National Market because of our ability to meet minimum requirements in areas such as net tangible assets, market capitalization, public float, number of shareholders and corporate governance.

       The following table shows the range of high and low bid prices per share for our Common Stock for the periods indicated and as reported by Nasdaq through June 15, 2000. Market quotations listed here represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions. As of June 15, 2000 there were 657 holders of record of our Common Stock.

                                                         Price Range of
                                                          Common Stock

       Quarter Ended                                    High         Low

       June 30, 1998                                $ 3 7/8     $ 2 7/8
       September 30, 1998                             4 5/8       3
       December 31, 1998                              5 3/8       3
       March 31, 1999                                 10          4 15/16

       June 30, 1999                                  17 3/16     9 1/2
       September 30, 1999                             18 5/8      8 1/4
       December 31, 1999                              13 1/2      8 29/32
       March 31, 2000                                 11 5/16     9 3/8

       June 30, 2000 (through June 15, 2000)          15 15/32    11 1/2

Recent Sales of  Securities

       During the period April 1, 1999 through June 15, 2000, various holders of warrants to purchase our Common Stock exercised their warrants and we issued Common Stock as described below:




                                                   Number of Exercise        Warrant
       Warrant Holder                               Shares Issued             Price          Dates of Exercise
       --------------                               -------------             -----          -----------------

       Initial Public Offering Underwriter

       (and affiliates)                                 83,600               $5.525           4/1/99-5/18/99

       Secondary Offering Underwriters

       (and affiliates)                                147,764                $5.55           7/12/99-5/31/00

       Aircraft Lessor                                 395,000             $5.00-$7.19       5/6/99 & 6/16/99

       Financial Advisor                               548,000                $3.00               6/14/99

       As of June 15, 2000, we have granted stock options to our employees and directors to purchase up to 3,008,750 shares of Common Stock, 1,237,271 of which options have been previously exercised and 975,979 of which are currently exercisable at exercise prices ranging from $1.00 to $13.82 per share.

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

Rights Dividend Distribution

       In February 1997, our Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of our Common Stock to shareholders of record at the close of business on March 15, 1997. Except as described below, each Right, when exercisable, entitles the registered holder to purchase from us one share of Common Stock at a purchase price of $65.00 per share (the "Purchase Price"), subject to adjustment. The Rights expire at the close of business on February 20, 2007, unless we redeem or exchange them earlier as described below. The description and terms of the Rights are set forth in a Rights Agreement, as amended by amendments dated June 30, 1997, December 5, 1997, and September 9, 1999 (as so amended, the "Rights Agreement").

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

Item 6:  Selected Financial Data

       The following selected financial and operating data as of and for each of the years ended March 31, 2000, 1999, 1998, 1997 and 1996 are derived from our audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the related notes thereto included elsewhere in this Report.

                                                                       Year Ended March 31,
                                                     2000         1999         1998         1997         1996
                                                 -----------------------------------------------------------------
                                                         (Amounts in thousands except per share amounts)
Statement of Operations Data:

Total operating revenues                             $329,820     $220,608     $147,142     $116,501      $70,393
Total operating expenses                              290,511      195,928      165,697      129,662       76,325
Operating income (loss)                                39,309       24,680      (18,554)     (13,161)      (5,933)
Income (loss) before income tax expense
  (benefit) and cumulative effect of change of
  accounting for maintenance checks                    43,415       25,086      (17,746)     (12,186)
Income tax expense (benefit)                           16,954      (5,480)         -            -            -
Income (loss) before cumulative effect of
  change in accounting for maintenance checks          26,460       30,566      (17,746)     (12,186)         -
Cumulative effect of change of method of
  accounting for maintenance checks                       549         -            -            -            -
Net income (loss)                                      27,010       30,566      (17,746)     (12,186)      (5,582)
Income  (loss)  per share  before  cumulative
  effect of a change in  accounting principle:
    Basic                                                1.53         2.14       (1.95)       (1.49)       (1.23)
    Diluted                                              1.40         1.98       (1.95)       (1.49)       (1.23)
Net income (loss) per share:
    Basic                                                1.56         2.14       (1.95)       (1.49)       (1.23)
    Diluted                                              1.43         1.98       (1.95)       (1.49)       (1.23)

Balance Sheet Data:
Cash, cash equivalents and
   short-term investments                             $83,611      $47,289       $3,641      $10,286       $7,527
Current assets                                        140,361       94,209       33,999       31,470       25,797
Total assets                                          187,546      119,620       50,598       44,093       30,990
Current liabilities                                    98,475       68,721       50,324       32,745       25,844
Long-term debt                                            329          435        3,566           56           92
Total liabilities                                     106,501       75,230       56,272       34,210       26,289
Stockholders' equity (deficit)                         81,045       44,391       (5,673)       9,883        4,701
Working capital (deficit)                              41,886       25,488      (16,325)      (1,275)         (47)




                                                                       Year Ended March 31,
                                                    2000         1999         1998          1997         1996
                                                -------------------------------------------------------------------
Selected Operating Data:

Passenger revenue (000s) (2)                    $320,850      $214,311     $142,018      $113,758      $68,455
Revenue passengers carried (000s)                  2,284         1,664        1,356         1,180          758
Revenue passenger miles (RPMs) (000s) (3)      2,104,460     1,506,597    1,119,378       839,939      479,887
Available seat miles (ASMs) (000s) (4)         3,559,595     2,537,503    1,996,185     1,419,720      844,161
Passenger load factor (5)                          59.1%         59.4%        56.1%         59.2%        56.8%
Break-even load factor (6)                         51.1%         52.4%        63.1%         65.5%        61.5%
Block hours (7)                                   71,276        52,789       42,767        32,459       20,783
Departures                                        33,284        25,778       22,257        18,910       14,957
Average seats per departure                          129           125          124           118          112
Average stage length                                 829           787          723           636          504
Average length of haul                               921           905          826           712          633
Aircraft miles (000s)                             27,594        20,300       16,098        12,032        7,537
Average daily block hour utilization (8)             9.9           9.6          9.5          10.3          9.9
Yield per RPM (cents) (9)                          15.25         14.22        12.69         13.54        14.26
Total yield per RPM (cents) (10)                   15.67         14.64        13.14         13.87        14.67
Total yield per ASM (cents) (11)                    9.27          8.69         7.37          8.21         8.34
Expense per ASM (cents)                             8.16          7.72         8.30          9.13         9.04
Expense per ASM excluding fuel (cents)              6.91          6.82         7.13          7.61         7.65
Passenger revenue per block hour                  $4,502        $4,060       $3,321        $3,505       $3,294
Average fare (12)                                   $134          $123         $100           $92          $88
Average aircraft in service                         19.7          15.0         12.3           9.6          5.7
Aircraft in service at end of year                  23.0          17.0         14.0          10.0          7.0
Average age of aircraft at end of year              10.5          14.7         16.2          22.0         25.3
EBITDAR (000s) (13)                              $90,583       $58,848       $7,437        $4,576         $942
EBITDAR as a % of revenue                          27.5%         26.7%         5.1%          3.9%         1.3%


(1) Fiscal 2000 includes income of $549,000 ($.03 per share) from the cumulative effect of the change in the method of accounting for maintenance checks.
(2) "Passenger revenue" includes revenues for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(3) "Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown. (4) "Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(5) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(6) "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses
(7) "Block hours" represent the time between aircraft gate departure and aircraft gate arrival.
(8) "Average daily block hour utilization" represents the total block hours divided by the weighted average number of aircraft days in service.
(9) "Yield per RPM" is determined by dividing passenger revenues by revenue passenger miles.
(10) "Total Yield per RPM" is determined by dividing total revenues by revenue passenger miles.
(11) "Total Yield per ASM" is determined by dividing passenger revenues by available seat miles.
(12) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(13) "EBITDAR", or "earnings before interest, income taxes, depreciation, amortization and aircraft rentals," is a supplemental financial measurement we and many airline industry analysts use in the evaluation of our business. However, EBITDAR should only be read in conjunction with all of our financial statements appearing elsewhere herein, and should not be construed as an alternative either to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Selected Operating Statistics

       The following table provides our operating revenues and expenses expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues, as rounded, for the years ended March 31, 2000, 1999 and 1998. Pro forma amounts have been provided for the years ended March 31, 1999 and 1998 assuming the new method of accounting for maintenance checks is applied retroactively.

                                              2000                     1999                      1998
                                      ---------------------- -------------------------- --------------------------
                                         Per          %          Per            %           Per            %
                                        total        of         total          of          total          of
                                         ASM       Revenue       ASM         Revenue        ASM         Revenue
                                         ---       -------       ---         -------        ---         -------


Revenues:
    Passenger                            9.02         97.3%       8.44           97.1%         7.11         96.5%
    Cargo                                0.19          2.1%       0.19            2.2%         0.15          2.1%
    Other                                0.06          0.6%       0.06            0.7%         0.11          1.4%
                                      ----------- ---------- ------------  ------------ ------------- ------------
Total revenues                           9.27        100.0%       8.69          100.0%         7.37        100.0%

Operating expenses:
    Flight operations                    3.53         38.1%       3.12           35.9%         3.32         45.1%
    Aircraft and traffic servicing       1.38         14.8%       1.36           15.6%         1.56         21.1%
    Maintenance                          1.41         15.2%       1.42           16.3%         1.59         21.6%
    Promotion and sales                  1.29         14.0%       1.39           16.0%         1.45         19.7%
    General and administrative           0.46          5.0%       0.36            4.2%         0.32          4.3%
    Depreciation and amortization        0.10          1.0%       0.07            0.8%         0.06          0.9%
                                      ----------- ---------- ------------  ------------ ------------- ------------
Total operating expenses                 8.16         88.1%       7.72            8.8%         8.30        112.6%
                                      =========== ========== ============  ============ ============= ============

Total ASMs (000s)                      3,559,595               2,537,503                   1,996,185

Pro forma amounts:
  Maintenance                                                     1.49           17.1%         1.54         20.9%
  Total operating expenses                                        7.79           89.6%         8.25        111.9%



       The following selected financial and operating data for the years ended March 31, 2000, 1999, and 1998 have been adjusted on a pro forma basis assuming the new method of accounting for maintenance checks is applied retroactively.

                                                    Year Ended March 31,
                                                      1999         1998
                                                  --------------------------
       Statement of Operations Data:
       Maintenance expenses (000s)                      37,821       30,692
       Total operating expenses (000s)                 197,659      164,598
       Net income (loss) (000s)                         29,510      (16,647)
       Net income (loss) per share:
           Basic                                          2.07        (1.83)
           Diluted                                        1.92        (1.83)

       Selected Operating Data:
       Break-even load factor                            52.9%        62.2%
       Expense per ASM (cents)                            7.79         8.25
       Expense per ASM excluding fuel (cents)             6.89         7.02


Results of Operations - Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

General

       We are a scheduled airline based in Denver, Colorado. We currently operate routes linking our Denver hub to 21 cities in 17 states spanning the nation from coast to coast. At present, we use up to 9 gates at Denver International Airport ("DIA") for approximately 112 daily flight departures and arrivals. During the year ended March 31, 2000, we added Portland, Oregon and Orlando, Florida to our route system. On June 15, 2000 we commenced service in the Kansas City, Missouri market.

       Organized in February 1994, we commenced flight operations as a regional carrier in July 1994 with two leased Boeing 737-200 jet aircraft. We have since expanded our fleet to 24 leased jets as of June 2000, including seven Boeing 737-200s and seventeen larger Boeing 737-300s. During the year ended March 31, 2000, we added seven additional leased Boeing 737-300 aircraft and four Boeing 737-200A to our fleet and retired 5 Boeing 737-200 aircraft.

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

       During the fourth quarter ended March 31, 2000, we changed our method of accounting for maintenance checks from the accrue in advance method to the direct expensing method. The Company believes that the newly adopted accounting principle is preferable in the circumstances because there has not been an obligating event prior to the maintenance checks actually being performed and the new method is the predominant method used in the airline industry. Fluctuations in these maintenance costs from period to period are not expected to be significant given the maturity and current size of the Company's fleet. For purposes of comparability, the amounts for the year ended March 31, 1999 used in our discussion and analysis of financial condition and results of operations use the pro forma data included in the Selected Operating Statistics tables.

       As a result of the expansion of our operations during the year ended March 31, 2000, our results of operations are not necessarily indicative of future operating results or comparable to the prior year ended March 31, 1999.

Results of Operations

       We had net income of $27,009,000 or $1.40 per diluted share for the year ended March 31, 2000 as compared to pro forma net income of $29,510,000 or $1.92 per diluted share for the year ended March 31, 1999. During the year ended March 31, 2000, we reported a provision for income taxes, which totaled $16,954,000, or 90(cent) per diluted share. During the year ended March 31, 1999, we eliminated the valuation allowance that offset tax loss carryforwards and recognized an income tax benefit. The income tax benefit totaled $5,480,000 or 36(cent) per share. During the year ended March 31, 2000, as compared to the prior comparable periods, we experienced higher fares as a result of increases in the number of business travelers, and a general increase in fare levels. We also increased fares to partially offset increased fuel costs.

       Our cost per ASM for the year ended March 31, 2000 and pro forma cost per ASM for the year ended March 31, 1999 were 8.16(cent) and 7.79(cent), respectively, or an increase of .37(cent) or 4.8%. Costs per ASM excluding fuel for the years ended March 31, 2000 and pro forma costs per ASM for the year ended March 31, 1999 were 6.91(cent) and 6.89(cent), respectively, or an increase of .3%. Our cost per ASM increased during the year ended March 31, 2000 from 7.79(cent) principally because of overall increases in the cost of fuel which accounted for .35(cent) per ASM, aircraft rentals because of newer and larger aircraft of .05(cent) per ASM, general and administrative expenses to support increased levels of operations and the number of personnel of .09(cent) per ASM, offset by a .08(cent) reduction in cost per ASM in maintenance as a result of conducting certain heavy maintenance checks in-house and a .10(cent) decrease in cost per ASM in promotion and sales expense as a result of a decrease in the travel agency commission rate from 8% to 5% in November 1999, decreased advertising and communication expenses offset by an increase in credit card fees associated with the increase in our average fare.

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the year ended March 31, 2000, our break-even load factor was 51.1% compared to the passenger load factor achieved of 59.1%. For the year ended March 31, 1999, our pro forma break-even load factor was 52.9% compared to the achieved passenger load factor of 59.4%. Our break-even load factor decreased from the prior comparable period largely as a result of an increase in our average fare to $134 during the year ended March 31, 2000 from $123 during the year ended March 31, 1999, an increase in our total yield per RPM from 14.64(cent) for the year ended March 31, 1999 to 15.67(cent) for the year ended March 31, 2000 offset by an increase in our expense per ASM to 8.16(cent) for the year ended March 31, 2000 from 7.79(cent) for the year ended March 31, 1999.

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

       Our average fare for the years ended March 31, 2000 and 1999 was $134 and $123, respectively. We believe that the increase in the average fare during the year ended March 31, 2000 over the prior comparable periods was largely a result of our focus on increasing the number of business travelers, an increase in fares to offset increased fuel costs, and a general increase in fare levels.

       Passenger Revenues. Passenger revenues totaled $320,850,000 for the year ended March 31, 2000 compared to $214,311,000 for the year ended March 31, 1999, or an increase of 49.7%. We carried 2,284,000 revenue passengers for the year ended March 31, 2000 compared to 1,664,000 for the year ended March 31, 1999 or an increase of 37.3%. We had an average of 19.7 aircraft in our fleet during the year ended March 31, 2000 compared to an average of 15 aircraft during the year ended March 31, 1999, an increase of 31.3%, and ASMs increased by 1,022,092,000 or 40.3%. We believe that our passenger traffic and related revenues during the year ended March 31, 2000 were adversely affected by late deliveries of aircraft and consumer concerns over the Year 2000 issue.

      Cargo revenues, consisting of revenues from freight and mail service, totaled $6,856,000 and $4,881,000 for the years ended March 31, 2000 and 1999, respectively, representing 2.1% and 2.2% of total operating revenues, respectively, an increase of 40.5%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $2,114,000 and $1,415,000 or .6% of total operating revenues for each of the years ended March 31, 2000 and 1999, respectively.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses and pro forma total operating expenses were $290,511,000 and $197,659,000, respectively, for the years ended March 31, 2000 and 1999, and represented 88.1% and 89.6% of total revenue, respectively. Operating expenses decreased as a percentage of revenue during the year ended March 31, 2000 as a result of the 49.7% increase in passenger revenues attributable to a 37.3% increase in passengers and a 8.9% increase in the average fare offset by a 44.2% increase in the average cost per gallon of fuel and a general wage rate increase which went into effect in January 2000.

       Flight Operations. Flight operations expenses of $125,536,000 and $79,247,000 were 38.1% and 35.9% of total revenue for the years ended March 31, 2000 and 1999, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft, including fuel, lease and insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $44,402,000 for 55,568,000 gallons used and $22,758,000 for 41,082,000 gallons used resulted in an average fuel cost of 79.9(cent) and 55.4(cent) per gallon and represented 35.4% and 28.7% of total flight operations expenses for the years ended March 31, 2000 and 1999, respectively. The average fuel cost per gallon increased for the year ended March 31, 2000 from the comparable prior period due to an overall increase in the market price of fuel. Fuel prices are subject to change weekly as we do not purchase supplies in advance for inventory. Fuel consumption for each of the years ended March 31, 2000 and 1999 averaged 780 and 778 gallons per block hour, respectively. Fuel consumption increased over the prior comparable period because of increased flap speed settings mandated by the FAA, which required more fuel to maintain air speed at normal operating levels. The requirement for increased flap speed settings will be lifted when a fleet modification is completed, which is required to be completed by August 1, 2000. Approximately 65% of our fleet have had the modification completed as of March 31, 2000. Additionally, 5 aircraft were returned to their lessor during the year ended March 31, 2000 and replaced with 4 aircraft with higher thrust engines that have a higher fuel burn rate.

       Aircraft lease expenses totaled $47,945,000 (14.5% of total revenue) and $32,958,000 (14.9% of total revenue) for the years ended March 31, 2000 and 1999, respectively, or an increase of 45.5%. The increase is largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet which resulted in the increase in the average number of aircraft to 19.7 from 15, or 31.3%, for the year ended March 31, 2000. The average age of our fleet decreased from 14.7 years as of March 31, 1999 to 10.5 years as of March 31, 2000.

       Aircraft insurance expenses totaled $2,689,000 (.8% of total revenue) for the year ended March 31, 2000. Aircraft insurance expenses for the year ended March 31, 1999 were $2,425,000 (1.1% of total revenue). Aircraft insurance expenses were .13(cent) and .16(cent) per RPM for the years ended March 31, 2000 and 1999, respectively. Aircraft insurance expenses decreased per RPM as a result of competitive pricing in the aircraft insurance industry and our favorable experience rating since we began flight operations in July 1994.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $15,392,000 and $10,653,00 or 4.8% and 5% of passenger revenue for each of the years ended March 31, 2000 and 1999, or an increase of 44.5%. Pilot and flight attendant compensation increased principally as a result of a 31.3% increase in the average number of aircraft in service, general wage rate increases, and a 35% increase in block hours. We pay pilot and flight attendant salaries for training consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service. When we are not in the process of adding aircraft to our system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, our expenses for flight operations are largely fixed, with flight catering and fuel expenses the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $48,955,000 and $34,451,000 (an increase of 42.1%) for the years ended March 31, 2000 and 1999, respectively, and represented 14.8% and 15.6% of total revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. During the year ended March 31, 2000 we served 21 cities compared to 19 cities during the year ended March 31, 1999, or an increase of 10.5%. Three of the four cities added during the year ended March 31, 1999 were not added until mid-December 1998. Aircraft and traffic servicing expenses were $1,471 for the year ended March 31, 2000 as compared to $1,336 per departure for the year ended March 31, 1999, or an increase of $135. An additional DIA revenue credit above amounts previously estimated and accrued, for its fiscal year ended December 31, 1997 totaled $371,000 (or $11 per departure) and was included as an offset to aircraft and traffic servicing expenses during the year ended March 31, 1999. After adjusting the cost per departure for these credits for the year ended March 31, 1999, the cost per departure would have been $1,347 and the cost per departure for the year ended March 31, 2000 would have been a $124 increase over the prior comparable period. Aircraft and traffic servicing expenses increased as a result of a drop in the completion factor for the year ended March 31, 2000 to 98.6% from 99% for the year ended March 31, 1999 and late deliveries of aircraft which increased interrupted trip expenses. We also had expenses associated with the Boulder, Colorado-DIA shuttle bus service, which is complimentary to our passengers, and a general wage rate increase which was effective in January 2000.

       Maintenance. Maintenance expenses for the year ended March 31, 2000 and pro forma maintenance expenses for the year ended March 31, 1999 of $50,239,000 and $37,821,000, respectively, were 15.2% and 17.1% of total revenue. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense are accrued monthly. Maintenance cost per block hour for the year ended March 31, 2000 and pro forma maintenance cost per block hour for the year ended March 31, 1999 was $704 and $717 per block hour, respectively. Maintenance cost per block hour decreased during the year ended March 31, 2000 as a result of a decrease in the average age of our aircraft and as a result of conducting certain heavy maintenance checks in-house, which, prior to March 1999, had been outsourced. Additionally, maintenance costs per block hour have decreased as certain fixed costs are spread over a larger fleet. These cost savings were offset by higher than usual borrowed parts fees during the year ended March 31, 2000. During the years ended March 31, 2000 these fees were approximately $1,439,000 compared to $349,000 during the years ended March 31, 1999 or $20 and $7 per block hour, respectively. During the year ended March 31, 2000, we increased our spare parts inventory in an effort to mitigate this expense in the future.

       Promotion and Sales. Promotion and sales expenses totaled $46,014,000 and $35,217,000 and were 14% and 16% of total revenue for the years ended March 31, 2000 and 1999, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. Promotion and sales expenses decreased as a percentage of revenue for the year ended March 31, 2000 over the prior comparable period largely as a result of the increase in revenue and a decrease in travel agency commissions.

       During the year ended March 31, 2000, promotion and sales expenses per passenger decreased to $20.15 from $21.16 for the year ended March 31, 1999.
Promotion and sales expenses decreased largely as a result of a decrease in travel agency commissions from 8% to 5% effective in November 1999 matching the decrease instituted by our competitors. Travel agency commissions and interline service charges and handling fees, as a percentage of passenger revenue, before non-revenue passengers, administrative fees and breakage (revenue from expired tickets), decreased to 4.4% for the year ended March 31, 2000 from 5.6% for the year ended March 31, 1999. The decrease in travel agency commissions was offset by increased commission expense associated with the increase in our average fare. During the years ended March 31, 1999 and 2000, we added four and two new markets, respectively, thereby experiencing a decrease in advertising expenses per passenger which are generally higher when opening new markets. During the year ended March 31, 2000 we had an increase in computer reservations costs associated with the expansion of our travel agency electronic ticketing capabilities. With increased activity on our web site, our calls per passenger have decreased. Because of this web site activity as well as a decrease in long distance rates, we experienced a decrease in communications expense. These cost savings were offset by an increase in credit card fees associated with the increase in our average fare from $123 for the year ended March 31, 1999 to $134 for the year ended March 31, 2000. We believe that promotion and sales expenses per passenger will continue to decrease but there can be no assurance that this will occur.

       General and Administrative. General and administrative expenses for the years ended March 31, 2000 and 1999 totaled $16,327,000 and $9,264,000, respectively, and were 5.0% and 4.2% of total revenue, respectively. General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, IT (including costs associated with Y2K), aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, general insurance expenses including worker's compensation, and write-offs associated with credit card and check fraud are also included in general and administrative expenses. We experienced increases in our human resources, training and IT expenses as a result of an increase in employees from approximately 1,502 in March 1999 to approximately 2,067 in March 2000, or an increase of 37.6%. In addition to the usual increases in crew and station personnel associated with additional aircraft and cities, we had significant increases in maintenance personnel as a result of bringing certain heavy maintenance checks in-house which began in March 1999. We increased general and administrative personnel in general because many of these areas were considered to be under staffed in prior years as we strived for profitability. We also experienced personnel increases in the area of aircraft procurement as a result of the purchase and lease agreements for Airbus aircraft and the number of aircraft we brought into our fleet during the year ended March 31, 2000. Because of the increase in personnel, our health insurance benefit expenses and accrued vacation expense increased accordingly. During the years ended March 31, 2000 and 1999, we accrued for employee performance bonuses totaling $2,605,000 and $1,829,000, respectively, or .8% of total revenue for each of these years.

       Depreciation and Amortization. Depreciation and amortization expenses of $3,440,000 and $1,659,000, an increase of 107.4% were approximately 1.0% and .9% of total revenue for the years ended March 31, 2000 and 1999, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred. Depreciation expense increased over the prior year as a result of an increase in our spare parts inventory including a spare engine, leasehold improvements associated with 11 (6 additional and 5 replacement) aircraft brought into our fleet during the year, ground handling equipment, and computers to support new employees as well as replacement computers for those with outdated technology.

       Nonoperating Income (Expense). Net nonoperating income totaled $4,105,000 for the year ended March 31, 2000 compared to $406,000 for the year ended March 31, 1999. Interest income increased from $1,556,000 to $4,335,000 during the year ended March 31, 2000 from the prior period due to an increase in cash balances as a result of an increase in cash provided by operating activities and proceeds from stock option and warrant exercises. Interest expense decreased to $119,000 during the year ended March 31, 2000 from $701,000 in the prior period. In December 1997, we sold $5,000,000 of 10% senior notes. In connection with this transaction, we issued warrants to purchase 1,750,000 shares of Common Stock to the lender. Interest expense paid in cash and the accretion of the warrants and deferred loan expenses associated with the senior secured notes totaled $568,000 during the year ended March 31, 1999. In January 1999, we paid the note in full. Other, net nonoperating expense was $110,000 for the year ended March 31, 2000 compared to other, net nonoperating income of $449,000 for the year ended March 31, 1999. Other, net nonoperating expense for the year ended March 31, 1999 includes $486,000 of unamortized deferred loan costs associated with the senior secured notes that remained at the time we prepaid the debt.

       Income Tax Expense (benefit): During the year ended March 31, 2000, we had income tax expense totaling $16,954,000, or 39% of income before income tax expense and cumulative effect of change in method of accounting for maintenance checks. During the year ended March 31, 1999 we recognized an income tax benefit of $5,480,000 primarily attributable to the probable realization of our remaining income tax loss carryforwards for which a valuation allowance had been previously recorded. As a result of our profitability for the year ended March 31, 1999 a valuation allowance was no longer considered necessary.

       Cumulative  Effect of Change in Method of Accounting for Overhaul  Costs:
During the year ended March 31, 2000, we changed our method of accounting for maintenance checks from the accrual to the direct expense method which resulted in a credit of $549,000 net of income taxes of $351,000. Assuming this method was used during the year ended March 31, 1999, we would have had $1,731,000 of additional maintenance expense, and net income would have decreased by $1,056,000, or 6(cent) per share.

Results of Operations - Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

General

       During the year ended March 31, 1999 we operated routes linking our Denver hub to 19 cities in 15 states. We used up to seven gates at Denver International Airport ("DIA") for approximately 92 daily flight departures and arrivals. During the year ended March 31, 1999, we added Atlanta, Georgia and Dallas/Ft. Worth, Texas to our route system and re-entered the San Diego, California and Las Vegas, Nevada markets. On June 14, 1999 we commenced service in the Denver-Portland, Oregon market. During the year ended March 31, 1999, we added two additional leased Boeing 737-300 aircraft and one Boeing 737-200A to our fleet.

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

Liquidity and Capital Resources

       Our balance sheet reflected cash and cash equivalents and short-term investments of $83,611,000 and $47,289,000 at March 31, 2000 and 1999,
respectively. At March 31, 2000, total current assets were $140,361,000 as compared to $98,475,000 of total current liabilities, resulting in working capital of $41,886,000. At March 31, 1999, total current assets were $94,209,000 as compared to $68,721,000 of total current liabilities, resulting in working capital of $25,488,000. The increase in our working capital is largely a result of cash flows provided by operating activities and proceeds from exercises of common stock options and warrants during the year ended March 31, 2000.

       Cash provided by operating activities for the year ended March 31, 2000 was $54,707,000. This was primarily attributable to our net income for the period adjusted for non-cash charges, the utilization of deferred tax assets, increases in air traffic liability, other accrued expenses and accrued maintenance expenses, offset by increases in trade receivables, security, maintenance and other deposits, prepaid expenses and inventories. Cash provided by operating activities for the year ended March 31, 1999 was $35,956,000. This was primarily attributable to our net income for the period adjusted for non-cash charges, increases in accounts payable, air traffic liability, other accrued expenses and accrued maintenance expense, offset by increases in restricted investments, trade receivables, security, maintenance and other deposits, prepaid expenses and inventories.

       Cash used by investing activities for year ended March 31, 2000 was $39,370,000. We invested $15,760,000 in short-term investments, net of maturities, comprised of government-backed agencies and commercial paper with maturities of one year or less. During the year ended March 31, 2000, cash security deposits for aircraft totaling $2,491,000 were returned to us or replaced with letters of credit. During the year ended March 31, 2000, we made cash security deposits totaling $200,000 in connection with an Airbus aircraft lease and $6,400,000 in down payments associated with a purchase agreement to purchase Airbus aircraft. We had issued to certain of our aircraft lessors warrants to purchase 395,000 shares of our Common Stock at an aggregate purchase price of $2,391,600. During May 1999 and June 1999, aircraft lessors exercised all of these warrants and we received $2,391,600. To the extent that the aircraft lessors were able to realize certain profit margins on their subsequent sale of our Common Stock, they were required to refund a portion of the cash security deposits they were holding. As a result of their sales of our Common Stock, $1,206,000 in cash security deposits were returned to us during the year ended March 31, 2000. Other cash security deposits were replaced with letters of credit and these deposits were returned to us. We also received $625,000 in cash security deposits for aircraft returned to the lessor during the year ended March 31, 2000. Additionally, we secured 10 aircraft delivered during the year ended March 31, 2000 with letters of credit totaling $3,640,000 and restricted investments increased by this amount to collateralize the letters of credit. We used $16,361,000 for capital expenditures for rotable aircraft components including a spare CFM engine, maintenance equipment and tools, aircraft leasehold improvements, and computer equipment during the year ended March 31, 2000. Cash used by investing activities for the year ended March 31, 1999 was $6,801,000. We used $4,313,000 for capital expenditures for ground handling equipment, rotable aircraft components, maintenance equipment and aircraft leasehold costs and improvements. We used cash of $944,000 for initial lease acquisition security deposits for one aircraft delivered during the year ended March 31, 1999 and for three fiscal year 2000 deliveries. Additionally, we secured two aircraft delivered in December 1998 with letters of credit and for one aircraft delivered in April 1999 totaling $1,544,000. Our restricted investments increased $1,544,000 to collateralize the letters of credit.

       Cash provided by financing activities for the years ended March 31, 2000 and 1999 was $5,224,000 and $14,493,000, respectively. During the year ended March 31, 2000, we received $5,324,000 from the exercise of common stock options and warrants. During the year ended March 31, 1999, we sold 4,363,001 shares of our common stock through a private placement to an institutional investor. Gross proceeds to us from the transaction were approximately $14,180,000, of which we received net proceeds of approximately $13,650,000. We issued a warrant to this investor to purchase 716,929 shares of our Common Stock at a purchase price of $3.75 per share. This warrant expires in April 2002. Additionally, during the year ended March 31, 1999, we received $1,900,000 from the exercise of common stock options and warrants.

       As of June 15, 2000 we lease 24 Boeing 737 type aircraft under operating leases with expiration dates ranging from 2001 to 2006. Under these leases, we were required to make cash security deposits or issue letters of credit to secure the lease obligations. At March 31, 2000, we had made cash security deposits and had arranged for issuance of letters of credit totaling $3,258,000 and $7,284,000, respectively. Accordingly, our restricted cash balance includes $7,284,000 that collateralize the outstanding letters of credit. Additionally, we make deposits for maintenance of these aircraft. At March 31, 2000 and 1999, we had made maintenance deposits of $26,912,000 and $18,673,000, respectively.

       In March 2000, we entered into an agreement to purchase 11 new Airbus aircraft, with options to purchase an additional nine new Airbus aircraft. To the extent we exercise our options to purchase the nine aircraft, they are replaced on a one-for-one basis with additional options to purchase new Airbus aircraft, up to a total of nine additional option aircraft. This order contemplates a fleet replacement plan by which we will phase out our Boeing 737 aircraft and replace them with a combination of Airbus A319 and A318 aircraft. The aggregate additional amounts due under this purchase commitment and estimated amounts for buyer-furnished equipment and spare parts for both the purchased and leased aircraft was approximately $347,000,000 at March 31,2000. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments. These payments are non-refundable with certain exceptions. As of March 31, 2000, the Company has made pre-delivery payments totaling $6,400,000 to secure these aircraft and option aircraft. As a complement to this purchase, in April and May 2000 we signed two aircraft lease agreements to lease 16 new Airbus aircraft. As of March 31, 2000, we have made deposits totaling $200,000 to secure these aircraft. Upon completion of our fleet transition, we expect our owned and leased fleet to be comprised of approximately two-thirds A319 aircraft and one-third A318 aircraft. We expect to take delivery of our first leased Airbus aircraft during the middle part of calendar 2001 and plan to complete our fleet transition by the end of 2004. The A319 and A318 aircraft will be configured with 132 and 114 passenger seats, respectively, with a 32-inch seat pitch. We believe that operating new Airbus aircraft will result in significant operating cost savings and an improved product for our customers. In order to complete the purchase of these aircraft we must secure acceptable aircraft financing. The amount of financing required will depend on the number of aircraft purchase options we exercise and the amount of cash generated by operations prior to delivery of the aircraft. We continue to explore various financing alternatives, including but not limited to, domestic and foreign bank financing, public debt financing such as enhanced equipment trust certificates, and leveraged lease arrangements. We expect to develop a financing plan and implement that plan coincident with the delivery of the first purchased aircraft in 2002. While we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms. The inability to secure such financing could have a material adverse effect on us and result in delays in or our inability to take delivery of Airbus aircraft we have agreed to purchase.

       We are exploring various means to increase revenues and reduce expenses. We have performed ad hoc charters and will consider them in the future depending on the availability of our fleet. We are considering revenue enhancement initiatives with new marketing alliances. We began our own ground handling operations at DIA effective September 1, 1998, a function which had been provided by an independent contractor. Ground handling equipment required by us to perform these operations necessitated capital expenditures of approximately $800,000. Effective March 1, 1999, we began to conduct certain aircraft heavy maintenance checks in-house which we believe has reduced our maintenance expenses. Effective November 5, 1999 we reduced travel agency commissions from 8% to 5% in response to our competitors. Effective in August 2000, our new reservations center located in Las Cruces, New Mexico will open. We believe the cost of operating this facility will be lower than that charged by the contract provider we currently use for these services. We are in the process of adding additional procedures when making reservations to reduce credit card fraud.

       In November 1998, our pilots voted to be represented by an independent union, the Frontier Airline Pilots Association. In September 1999, our dispatchers elected to be represented by the Transport Workers Union. The first bargaining agreement for the pilots, which has a 5-year term, was ratified and made effective in May 2000. Negotiations are underway with the Transport Workers Union for a contract with the dispatchers. In addition since 1997 we have had union organizing attempts that were defeated by our employees: our flight attendants, ramp service agents, mechanics, and stock clerks.

       We believe that our existing cash balances coupled with improved operating results are and will be adequate to fund our operations for the foreseeable future. However, as discussed above, we will require financing in order to fund our intended purchase of Airbus A319 and A318 aircraft.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

       The risk inherent in our market risk sensitive position is the potential loss arising from an adverse change in the price of fuel as described below. The sensitivity analysis presented does not consider either the effect that such an adverse change may have an overall economic activity or additional action management may take to mitigate our exposure to such a change. Actual results may differ from the amounts disclosed. At the present time, we do not utilize fuel price hedging instruments to reduce our exposure to fluctuations in fuel prices.

       Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in the average cost per gallon of fuel for the fiscal year ended March 31, 2000. Based on fiscal year 200 actual fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $4,442,000 in fiscal year 2000. Comparatively, based on projected fiscal year 2001 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $5,343,000 in fiscal year 2001. The increase in exposure to fuel price fluctuations in fiscal year 2001 is due to the increase of our average aircraft fleet size during the year ended March 31, 2000, projected increases to our fleet during the year ended March 31, 2001 and related gallons purchased.

       Our average cost per gallon of fuel for the period ended March 31, 2000 increased 44.4% over the average cost for the year ended March 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses".

Item 8:  Financial Statements

       Our financial statements are filed as a part of this report immediately following the signature page.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant.

       The information required by this Item is incorporated herein by reference to the data under the heading "Election of Directors" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 7, 2000. We will file the definitive Proxy Statement with the Commission on or before July 31, 2000.

Item 11.  Executive Compensation.

       The information required by this Item is incorporated herein by reference to the data under the heading "Executive Compensation" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 7, 2000. We will file the definitive Proxy Statement with the Commission on or before July 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information required by this Item is incorporated herein by reference to the data under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 7, 2000. We will file the definitive Proxy Statement with the Commission on or before July 31, 2000.

Item 13.  Certain Relationships and Related Transactions.

       The information required by this Item is incorporated herein by reference to the data under the heading "Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 7, 2000. We will file the definitive Proxy Statement with the Commission on or before July 31, 2000.

                                     PART IV

Item 14(a):  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit
Numbers       Description of Exhibits

 3.1          Amended and Restated Articles of Incorporation of the Company.(12)

 3.2          Amended Bylaws of the Company (June 9, 1997). (5)

 4.1          Specimen Common Stock certificate of the Company. (1)

 4.2 The Amended and Restated Articles of Incorporation and Amended By laws of the Company are included as Exhibits 3.1 and 3.2.

 4.3          Form of Warrant. (1)

 4.3 Rights Agreement, dated as of February 20, 1997, between Frontier Airlines, Inc. and American Securities Transfer & Trust, Inc, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively, incorporated by reference to Frontier Airlines, Inc. Registration Statement on Form 8-A dated March 11, 1997. (6)

 4.4(a)       Amendment to Rights Agreement dated June 30, 1997. (5)

 4.4(b)       Amendment to Rights Agreement dated December 5, 1997. (13)

 4.4(c)       Third Amendment to Rights Agreement dated September 9, 1999. (15)

10.1          Office Lease. (1)

10.2          Office Lease Supplements and Amendments. (5)

10.2(a)       Addendum to Office Lease (10)

10.2(b)       Office Lease Supplements and Amendments (13)

10.2(c) Lease Amendment dated as of January 12, 2000 between Highline Group, LLC,landlord, and Frontier Airlines, Inc., tenant. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.2(d) Lease Amendment dated as of April 1, 2000 between Highline Group, LLC, landlord, and Frontier Airlines, Inc., tenant. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.3          1994 Stock Option Plan. (1)

10.4          Amendment No. 1 to 1994 Stock Option Plan. (2)

10.4(a)       Amendment No. 2 to 1994 Stock Option Plan (5)

10.5          Registration Rights Agreement. (1)

10.6          Sales Agreement. (1)

10.7          Airport  Use  and   Facilities   Agreement,  Denver  International
              Airport.  (2)

10.8          Aircraft Lease Agreement dated as of July 26, 1994. (2)

10.8(a) Assignment and Assumption Agreements dated as of March 28,1997 and March 20, 1997 between USAirways, Inc. and First Security Bank, National Association ("Trustee") and Frontier Airlines, Inc. (5)

10.8(b) Amendment No. 1, dated June 5, 1997, to Lease Agreement dated as of July 26,1994 between Frontier Airlines, Inc. and First Security Bank, National Association. (5)

10.9          Code Sharing Agreement. (5)

10.10         Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23177).
              (3)

10.10(a)      Aircraft   Lease  Extension  and  Amendment  Agreement dated as of
              October 1, 1999.  Portions of this  Exhibit  have  been   excluded
              from the publicly available document and an order granting confidential treatment of the excluded material has been received.
              (15)

10.11         Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23257).
              (3)

10.11(a) Aircraft Lease Extension and Amendment Agreement dated as of October 1, 1999. (15)

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

10.16 Aircraft Lease Agreement (MSN 28760) dated as of December 12, 1996 between the Company and Boullion Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

10.16(a) Amendment No. 1 to Aircraft Lease Agreement (MSN 28760) dated May 20, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.17 Aircraft Lease Agreement (MSN 28662) dated as of December 12, 1996 between the Company and Boullion Aircraft Holding Company, Inc. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (4)

10.17(a) Amendment No. 1 to Aircraft Lease Agreement (MSN 28662) dated May 20, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.18 Aircraft Lease Agreement (MSN 28563) dated as of March 25, 1997 between the Company and General Electric Capital Corporation. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.19         Space  and  Use Agreement with Continental  Airlines,  as amended.
              Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.19(a) Space and Use Agreement with Continental Airlines. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.20 Letter of Understanding with Continental Airlines dated August 16 1996. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.21 Service Agreement between Frontier Airlines, Inc and Greenwich Air Services, Inc. dated May 19, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.22 Agreement between Frontier Airlines, Inc. and Dallas Aerospace, Inc. dated April 17, 1997. Portions of this Exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (5)

10.23 General Services Agreement between Frontier Airlines, Inc. and Tramco, Inc. dated as of August 6, 1996. (5)

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

10.26(a) Agreement dated as of September 29, 1997 between Western Pacifi Airlines, Inc. and Frontier Airlines, Inc. (7)

10.27         Security  Agreement  with Wexford Management LLC dated December 2,
              1997. (8)

10.28 Amended and Restated Warrant Agreement with Wexford Management LLC dated as of February 27, 1998. (12)

10.29 Amended and Restated R egistration Rights Agreement with Wexford Management LLC dated as of February 27, 1998. (12)

10.30         Securities Purchase  Agreement  with B III Capital Partners,  L.P.
              dated as of April 24, 1998. (9)

10.31         Registration Rights  Agreement  with B III Capital  Partners, L.P.
              dated as of April 24, 1998. (12)

10.32         Warrant  Agreement with The Seabury Group, LLC dated as of May 26,
              1998. (12)

10.33 Registration Rights Agreement with The Seabury Group, LLC dated as of May 26, 1998. (12)

10.34 Aircraft Lease Agreement (MSN 21613) dated as of August 10, 1998 between the Company and nterlease Aviation Investors, L.L.C. (10)

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

10.43 Space and Use Agreement between Continental Airlines, Inc. and the Company. (13)

10.44 Aircraft Sublease Agreement (MSN 23039) dated as of July 21, 1999 between Kommanditbolaget Flygplant XIV, Sublessor, and Frontier Airlines, Inc., Sublessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (14)

10.45 Aircraft Sublease Agreement (MSN 23040) dated as of July 21, 1999 between Kommanditbolaget Flygplant XIV, Sublessor, and Frontier Airlines, Inc., Sublessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (14)

10.46 Aircraft Sublease Agreement (MSN 26442) dated as of October 11, 1999 between Indigo Aviation AB (publ), Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (15)

10.47 Aircraft Lease Agreement (MSN 25256) dated as of January 7, 2000 between Aviation Financial Services, Inc. Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.48 Aircraft Lease Agreement (MSN 25159) dated as of January 7, 2000 between Aviation Financial Services, Inc. Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.49 Aircraft Lease Agreement (MSN 25264) dated as of January 7, 2000 between Aviation Financial Services, Inc. Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.50 Aircraft Lease Agreement (MSN 25263) dated as of January 7, 2000 between Aviation Financial Services, Inc. Lessor, and Frontier Airlines, Inc., Lessee. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.51 Airbus A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L., Seller, and Frontier Airlines, Inc., Buyer. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.52 Aircraft Lease Common Terms Agreement dated as of April 20, 2000 between General Electric Capital Corporation and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.53 Aircraft Lease Agreement dated as of April 20, 2000 between Aviation Financial Services, Inc., Lessor, and Frontier Airlines, Inc., Lessee, in respect of Fifteen Airbus A319 Aircraft. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.54 Aircraft Lease Agreement dated as of May 25, 2000 between Frontier Airlines, Inc., Lessee, and International Lease Finance Corporation, Lessor, in respect to one Airbus A318 aircraft. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of theexcluded material has been made. (16)

10.55 Lease dated as of May 5, 2000 for Frontier Center One, LLC, as landlord, and Frontier Airlines, Inc., as tenant. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.56 Operating Agreement of Frontier Center One, LLC, dated as of May 10, 2000 between Shea Frontier Center, LLC, and 7001 Tower, LLC, and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.57 Standard Industrial Lease dated April 27, 2000, between Mesilla Valley Business Park, LLC, landlord, and Frontier Airlines, Inc., tenant. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

10.58 Aircraft Lease Agreement dated as of May 25, 2000 between Frontier Airlines,Inc.,Lessee, and International Lease Finance Corporation, Lessor, in respect to one Boeing 737-300 aircraft. Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (16)

18.1          Letter re: change in accounting principle. (16)

23.1          Consent of KPMG LLP  (16)

27.1          Financial Data Schedule (16)


(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission File No. 33-77790-D, declared effective May 20, 1994.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 29, 1995.
(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-4877, filed on June 24, 1996.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB, Commission File No. 0-4877, filed on February 13, 1997.
(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB, Commission File No. 0-24126, filed July 14, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K filed on March 12, 1997.
(7) Incorporated by reference from the Company's Report on Form 8-K filed on October 1, 1997.
(8) Incorporated by reference from the Company's Report on Form 8-K filed on December 12, 1997.
(9) Incorporated by reference from the Company's Report on Form 8-K filed on May 4, 1998.
(10) Incorporated by reference from the Company's Report on Form 10-Q, Commission File No. 0-24126, filed on November 13, 1998.
(11) Incorporated by reference from the Company's Report on Form 10-Q, Commission File No. 0-24126, filed on February 12, 1999.
(12) Incorporated by reference from the Company's Report on Form 10-K/A, Commission file No. 0-24126, filed July 9, 1998.
(13) Incorporated by reference from the Company's Report on Form 10-KSB, Commission File No. 0-24126, filed [DATE].
(14) Incorporated by reference from the Company's Report on Form 10-Q, Commission File No. 0-24126, filed on August 10, 1999.
(15) Incorporated by reference from the Company's Report on Form 10-Q, Commission File No. 0-24126, filed on November 10, 1999.
(16)     Filed Herewith.

Item 14(b):  Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRONTIER AIRLINES, INC.


Date:  June 26, 2000                      By: /s/ Steve B. Warnecke
                                          --------------------------------------
                                          Steve B. Warnecke, Vice President  and
                                          Chief Financial Officer

Date: June 26, 2000                       By: /s/ Elissa A. Potucek
                                          --------------------------------------
                                          Elissa  A.  Potucek,  Vice  President,
                                          Controller,  Treasurer  and  Principal
                                          Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2000                       /s/ Samuel D. Addoms, Director
                                          --------------------------------------
                                          Samuel D. Addoms, Director

Date: June 26, 2000                       /s/ William B. McNamara, Director
                                          --------------------------------------
                                          William B. McNamara, Director

Date: June 26, 2000                       --------------------------------------
                                          Paul Stephen Dempsey, Director

Date: June 26, 2000                       /s/ B. LaRae Orullian, Director
                                          --------------------------------------
                                          B. LaRae Orullian, Director

Date: June 26, 2000                       /s/  D. Dale Browning, Director
                                          --------------------------------------
                                          D. Dale Browning, Director

Date: June 26, 2000                       /s/  James B. Upchurch, Director
                                          --------------------------------------
                                          James B. Upchurch, Director

                                           Independent Auditors' Report

The Board of Directors and
   Stockholders

Frontier Airlines, Inc.:


We have audited the accompanying balance sheets of Frontier Airlines, Inc. as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines, Inc., as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for maintenance checks in 2000.

                                          KPMG LLP

Denver, Colorado
May 31, 2000

FRONTIER AIRLINES, INC.
Balance Sheets
March 31, 2000 and 1999

                                                                                    March 31,        March 31,
                                                                                      2000             1999
                                                                                 ---------------- ----------------
Assets
Current assets:

    Cash and cash equivalents                                                         67,850,933       47,289,072
    Short-term investments                                                            15,760,000            -
    Restricted investments                                                             4,000,000        4,000,000
    Trade   receivables,   net  of  allowance  for  doubtful
    accounts of $170,819 and $199,960 at March 31, 2000 and 1999                      22,190,835       16,930,038
    Maintenance deposits (note 5)                                                     19,637,128       13,018,466
    Prepaid expenses (note 2)                                                          7,386,851        5,439,834
    Inventories                                                                        2,235,183        1,203,916
    Deferred tax assets (note 7)                                                       1,136,194        6,041,576
    Deferred lease and other expenses                                                    163,527          285,636
                                                                                 ---------------- ----------------
            Total current assets                                                     140,360,651       94,208,538

Security, maintenance and other deposits (note 5)                                     17,613,122       11,834,457
Property and equipment, net (note 3)                                                  21,654,262        8,733,778
Deferred lease and other expenses                                                        104,243          267,762
Restricted investments                                                                 7,813,760        4,575,760
                                                                                 ---------------- ----------------
                                                                               $     187,546,038 $    119,620,295
                                                                                 ================ ================

Liabilities and Stockholders' Equity
Current liabilities:

    Accounts payable                                                                  14,407,913       14,011,238
    Air traffic liability                                                             44,518,837       28,887,692
    Other accrued expenses (note 4)                                                   17,542,019       10,781,509
    Accrued maintenance expense (note 5)                                              21,893,316       14,933,568
    Current  portion of  obligations  under  capital  leases (note 5)                    113,029          106,833
                                                                                ---------------- ----------------
            Total current liabilities                                                 98,475,114       68,720,840

Accrued maintenance expense (note 5)                                                   7,214,167        6,042,958
Deferred tax liability (note 7)                                                          483,514           30,928
Obligations under capital leases,  excluding current portion                             328,702          434,920
(note 5)
                                                                                 ---------------- ----------------
            Total liabilities                                                        106,501,497       75,229,646
                                                                                 ---------------- ----------------

Stockholders' equity

    Preferred  stock,  no par  value,  authorized  1,000,000
       shares; none issued and outstanding                                                  -                -
    Common  stock,  no par value,  stated value of $.001 per
       share, authorized 40,000,000 shares; 17,732,273 and
       16,141,172 shares issued and outstanding at March 31, 2000 and                     17,732           16,141
       1999

    Additional paid-in capital                                                        67,946,230       58,054,844
    Unearned ESOP shares (note 10)                                                      (857,713)        (609,375)
    Retained earnings (accumulated deficit)                                           13,938,292      (13,070,961)
                                                                                 ---------------- ----------------
                                                                                      81,044,541       44,390,649
                                                                                 ---------------- ----------------
Commitments and contingencies (notes 5, 12 and 13)                             $     187,546,038 $    119,620,295
                                                                                 ================ ================
See accompanying notes to financial statements.


FRONTIER AIRLINES, INC.
Statements of Operations
Years Ended March 31, 2000, 1999 and 1998


                                                                     2000              1999              1998
Revenues:
    Passenger                                                 $    320,850,271  $     214,311,312 $     142,018,392
    Cargo                                                            6,855,882          4,881,066         3,008,919
    Other                                                            2,113,802          1,415,332         2,115,326
                                                                ----------------  ----------------  ----------------
           Total revenues                                          329,819,955        220,607,710       147,142,637
                                                                ----------------  ----------------  ----------------

Operating expenses:
    Flight operations                                              125,536,174         79,247,347        66,288,125
    Aircraft and traffic servicing                                  48,954,728         34,450,562        31,042,855
    Maintenance                                                     50,238,538         36,090,052        31,790,600
    Promotion and sales                                             46,013,812         35,216,787        28,971,107
    General and administrative                                      16,327,410          9,263,538         6,352,977
    Depreciation and amortization                                    3,440,069          1,659,429         1,251,364
                                                               ----------------  ----------------  ----------------
         Total operating expenses                                  290,510,731        195,927,715       165,697,028
                                                                ----------------  ----------------  ----------------

            Operating income (loss)                                 39,309,224         24,679,995      (18,554,391)
                                                                ----------------  ----------------  ----------------

Nonoperating income (expense):
    Interest income                                                  4,334,688          1,556,047           722,380
    Interest expense                                                  (119,496)          (700,635)         (324,167)
    Other, net                                                        (109,798)          (448,917)          409,808
                                                               ----------------  ----------------  ----------------
            Total nonoperating income, net                           4,105,394            406,495           808,021
                                                                ----------------  ----------------  ----------------

Income (loss) before  ncome tax expense (benefit)
    and cumulative effect of change in method of
    accounting for maintenance checks                               43,414,618         25,086,490       (17,746,370)

Income tax expense (benefit)
                                                                    16,954,374         (5,479,570)          -
                                                                ----------------  ----------------  ----------------

Income (loss) before cumulative effect of
  change in accounting principle                                    26,460,244         30,566,060       (17,746,370)

Cumulative effect of change in method of
  accounting for maintenance checks                                    549,009            -                 -

                                                                ----------------  ----------------  ----------------
Net income (loss)                                                   27,009,253         30,566,060       (17,746,370)
                                                                ================  ================  ================

(continued)




FRONTIER AIRLINES, INC.

Statements of Operations, continued

Years Ended March 31, 2000, 1999 and 1998



                                                                     2000              1999             1998
                                                                    ------            ------           ------
Earnings (loss) per share:
  Basic:
    Income (loss) before cumulative effect of a
      change in accounting principle                                     $1.53             $2.14          ($1.95)
    Cumulative effect of change in method of
      accounting for maintenance checks                                   0.03                 -               -
                                                                ----------------  ---------------- ----------------
    Net income (loss)                                                    $1.56             $2.14          ($1.95)
                                                                ================  ================ ================

  Diluted:
    Income (loss) before cumulative effect of a
      change in accounting principle                                     $1.40             $1.98          ($1.95)
    Cumulative effect of change in method of
      accounting for maintenance checks                                   0.03                 -               -
                                                                ----------------  ---------------- ----------------
    Net income (loss)                                                    $1.43             $1.98          ($1.95)
                                                                ================  ================ ================

  Pro forma amounts assuming the new method of accounting for maintenance checks is applied retroactively:

      Net income (loss)                                                            $  29,510,374    $(16,647,306)
        Earnings (loss) per share:
            Basic                                                                          $2.07          ($1.83)
                                                                                  ================ ================
            Diluted                                                                        $1.92          ($1.83)
                                                                                  ================ ================

Weighted average shares of
  common stock outstanding
            Basic                                                   17,329,400        14,257,661        9,095,220
                                                                ================  ================ ================
            Diluted                                                 18,856,688        15,401,435        9,095,220
                                                                ================  ================ ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Stockholders' Equity

Years Ended March 31, 2000, 1999 and 1998




                                         Common Stock                                         Retained
                                 ----------------------------- Additional      Unearned       earnings          Total
                                                   Stated       paid-in          ESOP       (accumulated     stockholders'
                                    Shares          value       capital         shares        deficit)          equity
                                 --------------  ------------ -------------   ------------  --------------   -------------
Balances,
    March 31, 1997                   8,844,375      $  8,844   $ 35,764,710        -        $ (25,890,651)   $  9,882,903
Exercise of common stock
    options                            409,188           409        434,948        -              -               435,357
Warrants issued in conjunction
    with debt                          -              -           1,754,926        -              -             1,754,926
Net loss                               -              -               -            -          (17,746,370)    (17,746,370)
                                 --------------  ------------ -------------   ------------  --------------   -------------
Balances,
    March 31, 1998                   9,253,563         9,253     37,954,584        -          (43,637,021)     (5,673,184)
Sale of common stock, net of
    offering costs of $525,059       4,363,001         4,363     13,650,331        -              -            13,654,694
Contribution of common stock to
    employees stock ownership
    plan                               275,000           275      1,457,975   (1,458,250)         -               -
Amortization of employee stock
  compensation                         -              -            -             848,875          -               848,875
Exercise of common stock
    warrants                          1,796,400         1,797     4,360,022        -              -             4,361,819
Exercise of common stock
    options                             453,208           453       631,932        -              -               632,385
Net income                             -              -            -               -           30,566,060      30,566,060
                                 --------------  ------------ -------------   ------------  --------------   -------------
Balances,
    March 31, 1999
                                    16,141,172        16,141     58,054,844     (609,375)    (13,070,961)      44,390,649
Exercise of common stock
    warrants                         1,147,726         1,148      4,758,969        -              -             4,760,117
Exercise of common stock
    options                            343,375           343        563,712        -              -               564,055
Tax benefit from exercises of
  common stock options and
  warrants                             -              -           3,425,055        -              -             3,425,055
Contribution of common stock to
    employees stock ownership
    plan                               100,000          100       1,143,650    (1,143,750)        -               -
Amortization of employee stock
  compensation                         -              -            -              895,412         -               895,412
Net income                             -              -            -               -          27,009,253       27,009,253
                                 --------------  ------------ -------------   ------------  --------------   -------------
Balances,
    March 31, 2000                  17,732,273     $ 17,732     $67,946,230      (857,713)   $13,938,292       81,044,541
                                 ==============  ============ =============   ============  ==============   =============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Cash Flows

Years ended March 31, 2000, 1999, and 1998

-------------------------------------------------------------------------------------------------------------------

                                                                        2000              1999             1998
Cash flows from operating activities:                                  ------            ------           ------

    Net income (loss)                                            $      27,009,253 $      30,566,060 $   (17,746,370)
    Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Employee stock ownership plan compensation expense             895,412           848,875         -
            Depreciation and amortization                                3,725,697         2,705,255        1,749,097
            Loss on sale of equipment                                     -                    3,867           10,334
            Deferred tax expense (benefit)                               5,459,468        (6,010,648)        -
            Changes in operating assets and liabilities:

                Restricted investments                                     402,000          (425,301)      (2,372,326)
                Trade receivables                                        5,260,797)       (5,268,715)      (4,209,981)
                Security, maintenance and other deposits                (8,288,288)       (6,968,057)      (3,583,327)
                Prepaid expenses                                        (1,947,017)       (1,596,140)        (393,823)
                Inventories                                             (1,031,267)          (39,606)        (167,208)
                Note receivable                                           -                 -                  11,740
                Accounts payable                                           396,675           346,488        5,619,217
                Air traffic liability                                   15,631,145         9,977,251        5,851,809
                Other accrued expenses                                  10,084,065         5,758,840        1,839,597
                Accrued maintenance expense                              8,130,957         6,057,944        5,233,104
                                                                   ----------------  ---------------- ----------------
            Net cash provided (used) by operating activities            55,207,303        35,956,113      (8,158,137)
                                                                   ----------------  ---------------- ----------------

Cash flows from investing activities:

    Increase in short-term investments, net                            (15,760,000)         -                -
    Aircraft lease and purchase deposits, net                           (4,109,039)        (944,000)         207,500
    Increase in restricted investments                                  (3,640,000)      (1,544,000)      (1,500,000)
    Capital expenditures                                               (16,360,553)      (4,313,065)      (2,355,266)
                                                                   ----------------  ---------------- ----------------
            Net cash used in investing activities                      (39,869,592)      (6,801,065)      (3,647,766)
                                                                   ----------------  ---------------- ----------------

Cash flows from financing activities:

    Net proceeds from issuance of common stock and warrants              5,324,172        15,549,810          435,357
    Proceeds from issuance of senior secured notes                        -                 -               5,000,000
    Principal payments on senior secured notes                            -                 (941,841)        -
    Cash payments for debt issuance costs                                 -                 -                (227,500)
    Proceeds from short-term borrowings                                   -                  179,664          202,810
    Principal payments on short-term borrowings                           -                 (179,664)        (212,622)
    Principal payments on obligations under capital leases                (100,022)         (115,340)         (37,200)
                                                                   ----------------  ---------------- ----------------
            Net cash provided by financing activities                    5,224,150        14,492,629        5,160,845
                                                                   ----------------  ---------------- ----------------

            Net increase (decrease) in cash and cash equivalents        20,561,861        43,647,677       (6,645,058)

Cash and cash equivalents, beginning of year                            47,289,072         3,641,395       10,286,453
                                                                   ----------------  ---------------- ----------------

Cash and cash equivalents, end of year                           $      67,850,933 $      47,289,072 $      3,641,395
                                                                   ================  ================ ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

March 31, 2000


 (1)    Nature of Business and Summary of Significant Accounting Policies

        Nature of Business

        Frontier Airlines, Inc. (the "Company") was incorporated in the State of Colorado on February 8, 1994. Denver-based Frontier Airlines serves 20 cities coast to coast with a fleet of 23 Boeing 737 jets and employs approximately 2,000 aviation professionals. The Company commenced airline operations on July 5, 1994.

        Airline operations have high fixed costs and are highly sensitive to various factors including the actions of competing airlines and general economic factors.

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

        Short-term investments

        Short-term  investments  consist  of  government-backed   agencies  with
        maturities of one year or less. These investments are classified as held-to-maturity and are carried at amortized cost which approximates fair value. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Interest income is recognized when earned.

        Supplemental Disclosure of Cash Flow Information

        Noncash Financing and Investment Activities:
        During the year ended March 31, 1998, the Company issued warrants to its lender in connection with its $5,000,000 senior secured notes with an estimated fair market value totaling $1,645,434, and issued warrants to its financial advisor in connection with debt and equity financing with an estimated fair market value totaling $109,492. Also during the years ended March 31, 1999 and 1998, the Company entered into capital lease

FRONTIER AIRLINES, INC.

(1)     Nature of Business and Summary of Significant Accounting Policies
        (continued)

        agreements totaling $504,900 and $97,000, respectively. During the year ended March 31, 1998, the Company exchanged a note receivable for certain property and equipment totaling $47,000.

        Interest and Taxes Paid During the Year:

        Cash paid for interest totaled $119,496, $302,503, and $184,999, for the years ended March 31, 2000, 1999 and 1998, respectively. During the year ending March 31, 2000, the Company paid approximately $3,005,000 for income taxes. No income taxes were paid during the years ended March 31, 1999 and 1998.

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

        Valulation and Qualifying Accounts

        The allowance for doubtful accounts was approximately $171,000 and $200,000 at March 31, 2000 and 1999, respectively. Provisions for bad debts net of recoveries totaled $873,000, $386,000, and $267,000 for the years ended March 31, 2000, 1999 and 1998. Deductions from the reserve totaled $902,000, $330,000, and $200,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

        Inventories

        Inventories consist of expendable parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used.

        At March 31, 2000, the Company has an aircraft parts agreement for its Boeing 737 aircraft with an aircraft parts supplier. The Company is required to pay a monthly consignment fee to the lessor, based on the value of the consigned parts, and to replenish any such parts when used with a like part. At March 31, 2000 and 1999, the Company held consigned parts and supplies in the amount of approximately $5,788,000 and $8,902,000, respectively, which are not included in the Company's balance sheet.

(1)     Nature of Business and Summary of Significant Accounting Policies
        (continued)

        Property and Equipment

        Property and equipment are carried at cost. Major additions, betterments and renewals are capitalized. Depreciation and amortization is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

        Flight equipment                         5-10 years
        Improvements to leased aircraft          Life of improvements or term of
        Ground property, equipment, and
        leasehold improvements                   3-5 years or term of lease


        Assets utilized under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset using the straight-line method. Amortization of capital leases is included in depreciation expense.

        Maintenance

        Routine maintenance and repairs are charged to operations as incurred.

        Under the terms of its aircraft lease agreements, the Company is required to make monthly maintenance deposits and a liability for accrued maintenance is established based on usage. The deposits are applied against the cost of major airframe maintenance checks, landing gear and engine overhauls. Deposit balances remaining at lease termination remain with the lessor and any remaining liability for maintenance checks is reversed against the deposit balance. Additionally, a provision is made for the estimated costs of scheduled major overhauls required to be performed on leased aircraft and components under the provisions of the aircraft lease agreements if the required monthly deposit amounts are not adequate to cover the entire cost of the scheduled maintenance. Accrued maintenance expense expected to be incurred beyond one year is classified as long-term.

        Effective April 1, 1999, the Company changed its method of accounting for required periodic maintenance checks from the accrue-in-advance method to the direct expensing method. The Company believes that the newly adopted accounting principle is preferable in the circumstances because there has not been an obligating event prior to the maintenance checks actually being performed, and the new method is the predominant method used in the airline industry. Fluctuations in these maintenance costs from period to period are not expected to be significant given the maturity and current size of the Company's fleet. Previously, the Company accrued-in-advance for maintenance checks and major overhauls, including the costs for scheduled major airframe, landing gear, and engine overhauls. The Company continues to utilize the accrue-in-advance method for

(1)     Nature of Business and Summary of Significant Accounting Policies
        (continued)


        scheduled major airframe,  landing gear and engine overhauls because the
        Company's   aircraft  lease  agreements  require  the  Company  to  make non-refundable monthly deposits with the lessors for such costs.

        The cumulative effect of the change, calculated as of April 1, 1999, was to increase net income by $549,009 or $.03 per diluted share. The effect of the change was to decrease net income for the year ended March 31, 2000 by $247,713 or $.01 per diluted share. Had the new method of accounting been used, net income (loss) for the years ended March 31, 1999 and 1998 would have been $29,510,374 and $(16,647,306) or $1.92 and
        ($1.83) per diluted share, respectively.

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

        Income (Loss) Per Common Share

        Basic EPS excludes the effect of potentially dilutive securities and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. Common options and warrants were excluded from the computation of diluted loss per share in 1998 as their effect would have been anti-dilutive.

(1)     Nature of Business and Summary of Significant Accounting Policies
        (continued)

        Income Taxes

        The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

        Fair Value of Financial Instruments

        The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 2000.

        Stock Based Compensation

        The  Company  follows   Accounting   Principles  Board  Opinion  No.  25
        Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The Company has included the pro forma disclosures required by SFAS No. 123 in Note 9.

        Impairment of Long-Lived Assets

        The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.

        Impact of Recently Issued Accounting Standards

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging a ctivities. SFAS No. 133 is effective for periods beginning after June 15, 2000. The adoption of SFAS No. 133 would have no effect on the Company's financial statements based on present activity.

(1)     Nature of Business and Summary of Significant Accounting Policies
        (continued)

        Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)     Prepaid Expenses and Other Assets

        The March 31, 2000 and 1999 prepaid expenses and other assets is comprised of the following:

                                                       2000             1999
                                                      ------           ------
        Prepaid aircraft rentals                    $ 2,652,672       $1,509,917
        Prepaid passenger traffic commissions         1,529,129        1,575,320
        Prepaid fuel                                    929,940          337,062
        Other prepaid expenses and other assets       2,275,110        2,017,535
                                                 -------------------------------

                                                    $ 7,386,851      $ 5,439,834
                                                 ===============================

(3)     Property and Equipment, Net

        As of March 31, 2000 and 1999 property and equipment consisted of the following:

                                                      2000            1999
                                                     ------          ------
        Flight equipment and
           improvements to leased aircraft $ 20,891,239 $ 7,204,878 Ground property, equipment
           and leasehold improvements                 6,571,776        6,186,490
                                                 ---------------  --------------
                                                     27,463,015       13,391,368
        Less accumulated depreciation
           and amortization                           5,808,753        4,657,590
                                                 ---------------  --------------

               Property and equipment, net     $     21,654,262 $      8,733,778
                                                 ===============  ==============

        Property and equipment includes certain office equipment under capital leases. At March 31, 2000 and 1999, office equipment recorded under capital leases was $602,149 and $785,847 and accumulated amortization was $163,428 and $154,942, respectively.

(4)      Other Accrued Expenses

        The March 31, 2000 and 1999 other accrued expenses is comprised of the following:

                                                   2000               1999
                                                  ------             ------

        Income taxes payable                     $ 5,483,264     $     524,591
        Accrued salaries and benefits              5,505,449         4,802,772
        Federal excise taxes payable               3,664,429         3,372,907
        Other                                      2,888,877         2,081,239
                                          -------------------------------------

                                                 $17,542,019       $10,781,509
                                          =====================================

(5)     Lease Commitments

        Aircraft Leases

        At March 31, 2000, the Company operated 23 aircraft which are accounted for under operating lease agreements with initial terms ranging from
        16.5 months to 8 years. Certain leases allow for renewal options. Security deposits related to leased aircraft at March 31, 2000 and 1999 totaled $3,257,789 and $5,548,750 and are included in security, maintenance and other deposits on the balance sheet. Letters of credit issued to certain aircraft lessors in lieu of cash deposits and related restricted investments to secure these letters of credit at March 31, 2000 and 1999 totaled $7,284,000 and $3,644,000, respectively.

        In addition to scheduled future minimum lease payments, the Company is required to make monthly maintenance deposits and a liability for accrued maintenance is established based on usage. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. At March 31, 2000 and 1999, aircraft maintenance deposits totaled $26,911,635 and $18,672,825, respectively, and are reported as a component of security, maintenance and other deposits on the balance sheet.

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

        Other Leases

        The Company leases an office and hangar space, spare engines and office equipment for its headquarters, airport facilities, and certain equipment. The Company also leases certain airport gate facilities on a month-to-month basis.

        At March 31, 2000, commitments under capital and noncancelable operating leases (excluding maintenance deposit requirements) with terms in excess of one year were as follows:

                                                 Capital          Operating
                                                 Leases            Leases
                                                ---------       ------------
        Year ended March 31:

            2001                                   $153,320     $    66,657,710
            2002                                    153,320          61,411,677
            2003                                    153,320          56,172,369
            2004                                     44,322          47,005,434
            2005                                          -          28,323,323
            Thereafter                                    -           4,668,121
                                               -------------  ------------------

              Total minimum lease payments          504,282       $ 264,238,634
                                                              ==================
        Less amount representing interest            62,551
                                               -------------

            Present value of obligations
              under capital leases                  441,731

        Less current portion of obligations
            under capital leases                    113,029
                                               -------------

            Obligations under capital leases,
              excluding current portion           $ 328,702
                                               =============

        The obligations under capital leases have been discounted at imputed interest rates ranging from 10% to 13%.

        Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 2000, 1999 and 1998 was $65,201,876,
        $46,099,140 and $36,573,509, respectively.

 (6)    Senior Secured Notes

        In December 1997, the Company sold $5,000,000 of 10% senior secured notes to Wexford Management LLC ("Wexford"). The notes were due and payable in full on December 15, 2001 with interest payable quarterly in arrears. The notes were secured by substantially all of the assets of the Company. The Wexford agreement contained restrictions primarily related to liens on assets and required prior written consent for expenditures outside the ordinary course of business. In connection with this transaction, the Company issued Wexford warrants to purchase 1,750,000 shares of Common Stock at $3.00 per share. The Company determined the value of the warrants to be $1,645,434 and recorded the value as a discount on notes payable and as equity in additional paid-in capital. The balance of the notes were to be accreted to its face value over the term of the notes and included as interest expense. The effective interest rate on the notes was approximately 18.2% considering the value of the warrants

        During the year ended March 31, 1999, Wexford exercised all of the warrants described above. As permitted under the terms of the agreement, Wexford elected to tender debt for the warrant exercise price first by application of accrued unpaid interest and the remainder by reducing the principal balance of the notes. The total amount of $5,250,000 from the exercise was comprised of the following: payment of accrued interest totaling $134,971, then to the outstanding principal balance totaling $4,058,159, and the remaining balance in cash to the Company totaling $1,056,870. In January 1999, the Company paid the remaining balance of the note in full which totaled $941,841, thereby terminating all of Wexford's security interests in the Company's assets.

        The discount amortized to interest expense prior to the pay-off of the notes totaled $199,975 and $113,454 for the years ended March 31, 1999 and 1998, respectively. Upon the exercise of the warrants by Wexford, $1,094,042 of unamortized discount was charged to additional paid-in capital. The remaining unamortized discount and other deferred loan costs totaled $485,846 at the repayment date and were charged to other nonoperationg expense.

 (7)    Income Taxes

        Income tax expense (benefit) for the years ended March 31, 2000 and 1999 consists of:

                                                Current            Deferred              Total
                                               ---------          ----------            ------
        Year ended March 31, 2000:

          U.S. Federal                           $9,785,064        $ 4,726,153        $ 14,511,217
          State and local                         1,811,343            631,814           2,443,157
                                            -----------------  ------------------  ------------------
                                                $11,596,407        $ 5,357,967        $ 16,954,374
                                            =================  ==================  ==================

        Year ended March 31, 1999:

          U.S. Federal                            $531,077       $ (5,244,134)       $ (4,713,057)
          State and local                             -              (766,513)           (766,513)
                                            -----------------  ------------------  ------------------
                                                  $531,077       $ (6,010,647)       $ (5,479,570)
                                            =================  ==================  ==================

        There was no income tax expense or benefit in 1998.

        The differences between the Company's effective rate for income taxes and the federal statutory rate are shown in the following table:

                                                2000         1999        1998
                                               ------       ------      ------
         Income tax benefit (expense)
           at the statutory rate               (35%)         (35%)        34%
         (Increase) decrease in valuation
           allowance                             -            60%        (34%)
         State and local income tax, net of
           federal income tax benefit           (3%)         (3%)          -
         Nondeductible expenses                 (1%)           -           -
                                            ----------   -----------  ----------
                                               (39%)         22%           -
                                            ==========   ===========  ==========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2000 and 1999 are presented below:

                                                             2000                1999
        Deferred tax assets:                                ------              ------
            Accrued vacation and health
              insurance liability not
              deductible for tax purposes                     $1,041,000           $ 654,000
            Accrued maintenance not
              deductible for tax purposes                     -                      212,000
            Net operating loss carryforwards                                       4,548,000
            AMT credit carryforward                           -                      525,000
            Start-up cost deferred for
              tax purposes                                    -                       55,000
            Inventory reserves                                   134,000           -
            Other                                                136,000             103,000
                                                      -------------------  ------------------

               Total gross deferred tax assets                 1,311,000           6,097,000

        Deferred tax liabilities:
            Equipment depreciation and
              amortization                                     (556,000)            (86,000)
            Book/tax difference on warrant
              treatment                                        (102,000)           -
                                                      -------------------  ------------------

               Total gross deferred tax liabilities            (658,000)            (86,000)

                                                      -------------------  ------------------
            Net deferred tax assets                           $ 653,000          $6,011,000
                                                      ===================  ==================

        The net deferred tax assets are reflected in accompanying balance sheet as follows:

                                                             2000                1999
                                                            ------              ------
        Current deferred tax assets                          $1,136,194          $6,041,576
        Non-current deferred tax liabilities                   (483,514)            (30,928)
                                                      -------------------  ------------------

          Net deferred tax assets                              $652,680          $6,010,648
                                                      ===================  ==================

        The Company recognized an income tax benefit of $5,479,570 in 1999 attributable to the probable realization of its remaining income tax loss carryforwards for which a valuation allowance had previously been recorded. As of March 31, 1999 the Company had net operating loss carryforwards of approximately $11,891,000 and alternative minimum tax credits of approximately $525,000 which were fully utilized to reduce federal regular income taxes during the year ended March 31, 2000.

(8)     Warrants and Stock Purchase Rights

        At completion of the Company's initial public offering in 1994, an underwriter acquired options to purchase up to 110,000 shares of Common Stock exercisable at a price equal to $5.525 per share. As of March 31, 2000, all 110,000 options have been exercised with net proceeds to the Company totaling $607,750.

        The underwriters in a secondary public offering by the Company in 1995 received a warrant to purchase 168,500 shares of Common Stock at $5.55 per share. The underwriters had an option to exercise the warrants as a cashless exercise, which has the effect of reducing the total number of warrants issued to them. As of March 31, 2000, 142,697 warrants were exercised with net proceeds to the Company totaling $209,069 and 36,571 warrants were retired pursuant to the cashless exercise option. The remaining warrants issued to the underwriters in the secondary public offerings expire on September 18, 2000.

        In October 1995, the Company issued to each of two Boeing 737-300 aircraft lessors a warrant to purchase 100,000 shares of Common Stock for an aggregate purchase price of $500,000. In June 1996, the Company issued two warrants to a Boeing 737-200 lessor, each warrant entitling the lessor to purchase 70,000 shares of Common Stock at an aggregate exercise price of $503,300 per warrant. In connection with a Boeing 737-300 aircraft delivered in August 1997, the Company issued to the lessor a warrant to purchase 55,000 shares of Common Stock at an aggregate purchase price of $385,000. During May and June 1999, aircraft lessors exercised all 395,000 warrants with net proceeds to the Company totaling $2,391,600. To the extent that the aircraft lessors were able to realize certain profit margins on their subsequent sale of the stock, they were required to refund a portion of the cash security deposits they were holding. As a result of their sale of the Company's Common Stock, $1,024,000 in cash security deposits were returned to the Company during the year ended March 31, 2000.

        In February 1998, in connection with the $5,000,000 senior notes as discussed in Note 6, the Company issued a warrant to the lender to purchase 1,750,000 shares of the Company's Common Stock at a purchase price of $3.00 per share. During the year ended March 31, 1999, this warrant was exercised in its entirety.

        In May 1998, the Company issued to its financial advisor, in connection with debt and equity financings, a warrant to purchase 548,000 shares of the Company's Common Stock at a purchase price of $3.00 per share, which warrant expires in May 2003. Of the 548,000 warrants issued, 116,450 were attributable to the issuance of the senior secured notes discussed in Note 6. The Company recorded a value of $109,492 for these warrants and recorded the value as equity in additional paid in capital and deferred loan costs. During the year ended March 31, 2000, the financial advisor exercised the warrant with net proceeds to the Company totaling $1,644,000.

        In April 1998, in connection with a private placement of 4,363,001 shares of its Common Stock, the Company issued a warrant to an institutional investor to purchase 716,929 shares of its Common Stock at a purchase price of $3.75 per share, which warrant expires in April 2002.

        In February 1997, the Board of Directors declared a dividend distribution of one Common Stock purchase right for each share of the Company's Common Stock outstanding on March 15, 1997. Each right entitles a shareholder to purchase one share of the Company's Common Stock at a purchase price of $65.00 per full common share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of the Company's Common Stock. The rights expire on February 20, 2007, unless redeemed by the Company earlier. Once the rights become exercisable, each holder of a right will have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right.

 (9)    Stock Option Plan

        The Company has a stock option plan whereby the Board of Directors or its Compensation Committee may grant options to purchase shares of the Company's Common Stock to employees, officers, and directors of the Company.

        Under the plan, the Company has reserved an aggregate of 4,250,000 shares of Common Stock for issuance pursuant to the exercise of options. With certain exceptions, options issued through March 31, 2000 generally vest over a five-year period from the date of grant and expire from March 9, 2004 to March 7, 2010. At March 31, 2000, 1,291,250 options are available for grant under the plan.

        A summary of the Plan's stock option activity and related information for the years ended March 31, 2000, 1999 and 1998 is as follows:

                                                   2000                    1999                    1998
                                           --------------------------------------------------------------------------
                                                         Weighted-                Weighted-               Weighted-
                                                          Average                  Average                 Average
                                                         Exercise                 Exercise                 Exercise
                                             Options       Price      Options       Price      Options      Price
                                           --------------------------------------------------------------------------
          Outstanding-beginning of year       1,796,354    $1.58       1,532,062    $1.56       1,911,250   $1.85
          Granted                               300,000   $13.41         717,500    $5.94          30,000   $2.77
          Exercised                            (343,375)   $1.64        (453,208)   $1.34        (409,188)  $1.06
          Surrendered                           -            -             -          -          (180,000)  $7.40
          Re-issued                             -            -             -          -           180,000   $3.00
                                           --------------------------------------------------------------------------

                                              1,752,979    $5.41       1,796,354    $3.35       1,532,062   $1.56
                                          ==========================================================================

          Exercisable at end of year            972,979    $2.78       1,103,020    $1.70       1,761,250   $1.39

        Exercise prices for options outstanding under the plan as of March 31, 2000 ranged from $1.00 to $16.57 per option share. The weighted-average remaining contractual life of those options is 7 years. A summary of the outstanding and exercisable options at March 31, 2000, segregated by exercise price ranges, is as follows:

           ---------------------------------------------------------------------------------------------------
                                                               Weighted-
                                                                Average
                                               Weighted-       Remaining                        Weighted-
           Exercise Price       Options         Average       Contractual      Exercisable       Average
                Range         Outstanding   Exercise Price  Life (in years)      Options      Exercise Price
           ---------------------------------------------------------------------------------------------------

           $ 1.00 - $ 2.50      555,562          $1.14            3.9              555,562         $1.14
           $ 3.00 - $ 5.06      542,417           3.53            7.5              306,417          3.36
           $ 8.13 - $13.82      540,000           9.32            9.2              111,000          9.39
           $16.07 - $16.57      115,000          16.50            9.2                   -          -
                          -----------------------------------------------------------------------------------
                              1,752,979          $5.41            7.0              972,979         $2.78
                          ===================================================================================


        The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the Common Stock. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.98%, 5.36% and 6.42%, dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's Common Stock of 61.38%, 69.25% and 64.33%, and a weighted-average expected life of the options of 3.5 years for the year ended March 31, 2000 and 3.7 years for the year ended March 31, 1999 and 1998. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's pro forma net income (loss) and earnings
        (loss) per share would be as follows:

                                                         1999                  1998                  1997
          Net Income:                                   ------                ------                ------
            As reported                                  $ 27,009,253          $ 30,566,060         $(17,746,370)
            Pro forma                                    $ 26,230,907          $ 30,263,570         $(17,842,594)
          Earnings (loss) per share, basic:
            As reported                                     $    1.56             $    2.14           $    (1.95)
            Proforma                                        $    1.51             $    2.12           $    (1.96)
          Earnings (loss) per share, diluted:
            As reported                                     $    1.43             $    1.98           $    (1.95)
            Proforma                                        $    1.39             $    1.96           $    (1.96)

 (10)   Benefit Plans

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

        Total Company contributions to the ESOP from inception through March 31, 1998 totaled 216,209 shares. During the years ended March 31, 2000 and 1999, the Company contributed 100,000 and 275,000 shares to the plan and none during the year ended March 31, 1998. The Company recognized compensation expense during the year ended March 31, 2000 and 1999 of $895,412 and $848,875, respectively, related to its contribution to the ESOP and none during the year ended March 31, 1998.

        Retirement Savings Plan

        The  Company  has  established  a  Retirement   Savings  Plan  (401(k)).
        Participants may contribute from 1% to 15% of pre-tax annual compensation. Annual individual pre-tax participant contributions are limited to $10,500 for calendar year 2000, $10,000 for calendar years 1999 and 1998 and $9,500 for calendar year 1997 under the Internal Revenue Code. Participants are immediately vested in their voluntary contributions.

        Effective April 1999, for the plan year ending December 31, 1999, the Company's Board of Directors elected to match 25% of participant contributions from April 1999 through April 2000. Effective May 2000, for the plan year ending December 31, 2000, the Company's Board of Directors elected to match 50% of participant contributions up to 10% of salaries from May 2000 through December 2000. The Company had not matched any contributions made prior to April 1999. Future matching contributions, if any, will be determined annually by the Board of Directors. In order to receive the matching contribution, Participants must be employed on the last day of the plan year. Participants will vest in contributions made to the 401(k) upon their years of service with the Company. A year of service is a 401(k) plan year during which a participant has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a Participant will be fully vested after five years of service. Upon termination of employment with the Company, each participant will be entitled to receive the vested portion of his or her account balance.

 (11)   Concentration of Credit Risk

        The Company does not believe it is subject to any significant concentration of credit risk relating to trade receivables. At March 31, 2000 and 1999, 69.7% and 70% of the Company's trade receivables relate to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, or the United States Postal Service. These receivables are short-term, generally being settled shortly after sale or in the month following ticket usage.

 (12)   Commitments and Contingencies

        The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial position or results of operations.

        In March 2000, the Company entered into an agreement with AVSA, S.A.R.L. to purchase 11 new Airbus aircraft, with options to purchase an additional nine new Airbus aircraft. To the extent that the Company exercises options to purchase the nine aircraft, they are replaced on a one-for-one basis with additional options to purchase new Airbus aircraft, up to a total of nine additional option aircraft. The 11 firm aircraft are scheduled to be delivered in calendar years 2002 through 2004. The aggregate additional amounts due under this purchase commitment and estimated amounts for buyer-furnished equipment and spare parts for both the purchased and leased aircraft (see Note 13) was approximately $347,000,000 at March 31, 2000. Under the terms of the purchase agreement, the Company is required to make scheduled pre-delivery payments. These payments are non-refundable with certain exceptions. As of March 31, 2000, the Company has made pre-delivery payments totaling $6,400,000 to secure these aircraft and option aircraft. Pre-delivery payments due in fiscal year 2001 approximate $5,000,000. After pre-delivery payments, the balance of the total purchase price must be paid upon delivery of each aircraft. In order to complete the purchase of these aircraft, it will be necessary for the Company to secure financing. The amount of financing required will depend on the number of aircraft purchase options exercised and the amount of cash generated by operations prior to delivery of the aircraft. At this time, the type of financing has not been determined.

(13)    Subsequent Events

        During May 2000, the Company entered into an aircraft lease for a Boeing 737 aircraft with a lease term of approximately three years beginning in June 2000.

        During April 2000 and May 2000, the Company entered into aircraft leases for 16 Airbus aircraft with lease terms of approximately 12 years. Delivery dates begin in June 2001 and end in October 2004.

        During April and May 2000, the Company entered into two leases for its new general office and call center facilities, with lease terms of approximately 10 and 12 years, respectively.

        Total commitments under these noncancelable operating leases (excluding maintenance deposit requirements) are approximately as follows:

        Year ended March 31,
          2001                            $    2,221,000
          2002                                 8,434,000
          2003                                18,651,000
          2004                                31,064,000
          2005                                44,204,000
          thereafter                         479,891,000
                                       ------------------
                                          $  584,465,000
                                       ==================

(14)    Selected Quarterly Financial Data (Unaudited)


                                                   First              Second            Third             Fourth
                                                quarter (1)        quarter (1)       quarter (1)         quarter
2000

Revenues                                         $  77,886,197      $  85,453,265     $  73,973,909     $  92,506,584
                                              =================  ================= ================= =================
Operating expenses                               $  66,120,957      $  72,350,177     $  69,964,227     $  82,075,370
                                              =================  ================= ================= =================
Net income, before cumulative effect of
  change in accounting principle                 $   7,728,564      $   8,752,522     $   3,095,381     $   6,883,777
Cumulative effect of change in method of
  accounting for maintenance checks                    549,009          -                 -                 -
                                              -----------------  ----------------- ----------------- -----------------
Net income                                       $   8,277,573      $   8,752,522     $   3,095,381     $   6,883,777
                                              =================  ================= ================= =================

Earnings per share:
  Basic:
    Income before cumulative effect
       of a change in accounting principle       $        0.47      $        0.50     $        0.18     $        0.39
    Cumulative effect of change in method
      of accounting for maintenance checks                0.03          -                 -                 -
                                              -----------------  ----------------- ----------------- -----------------
    Net income                                   $        0.50      $        0.50     $        0.18     $        0.39
                                              =================  ================= ================= =================

  Diluted:
    Income before cumulative effect
      of change in accounting principle          $        0.42      $        0.46     $        0.16     $        0.36
    Cumulative effect of change in method
      of accounting for maintenance checks                0.03           -                 -                 -
                                              -----------------  ----------------- ----------------- -----------------
    Net income                                   $        0.45      $        0.46     $        0.16     $        0.36
                                              =================  ================= ================= =================


1999

Revenues                                         $  42,887,553      $  56,852,913     $  50,693,588     $  70,173,656
                                              =================  ================= ================= =================
Operating expenses                               $  42,462,864      $  47,075,097     $  48,450,574     $  57,939,180
                                              =================  ================= ================= =================
Net Income                                       $     433,709      $   9,869,558     $   2,459,531     $  17,803,262
                                              =================  ================= ================= =================
Earnings per share:
  Basic                                          $        0.03      $        0.71     $        0.17     $        1.01
                                              =================  ================= ================= =================
  Diluted                                        $        0.03      $        0.64     $        0.15     $        0.93
                                              =================  ================= ================= =================

(1) Income before the cumulative effect of the change in the method of accounting for maintenance checks for the first, second, and third quarters of the year ended March 31, 2000 differs from the amount previously reported on Form 10-Q by $112,161, ($261,358), and ($84,640),
        respectively, because the change in method of accounting for maintenance checks was applied retroactively to April 1, 1999 (Note 1).