Form 10-Q
period 2000-06-30
FRONTIER AIRLINES INC /CO/
filed 2000-08-04
CIK 921929

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Company's Common Stock outstanding as of July 31, 2000 was 17,873,056.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRONTIER AIRLINES, INC.

Balance Sheets
(Unaudited)

                                                                                       June 30,         March 31,
                                                                                         2000             2000
                                                                                    ---------------  ----------------
Assets
Current assets:

    Cash and cash equivalents                                                         $ 99,079,066      $ 67,850,933
    Short-term investments                                                               2,000,000        15,760,000
    Restricted investments                                                               4,000,000         4,000,000
    Trade receivables, net of allowance for doubtful accounts of $388,014
      and $170,819 at June 30 and March 31, 2000, respectively                          28,181,402        22,190,835
    Maintenance deposits                                                                21,186,642        19,637,128
    Prepaid expenses and other assets                                                    8,188,539         7,386,851
    Inventories                                                                          2,682,228         2,235,183
    Deferred tax assets                                                                  1,136,194         1,136,194
    Deferred lease expenses                                                                163,527           163,527
                                                                                    ---------------  ----------------
            Total current assets                                                       166,617,598       140,360,651

Security, maintenance and other deposits                                                21,952,019        17,613,122
Property and equipment, net                                                             24,263,473        21,654,262
Deferred lease and other expenses                                                           63,361           104,243
Restricted investments                                                                   7,813,760         7,813,760
                                                                                    ---------------  ----------------
                                                                                     $ 220,710,211     $ 187,546,038
                                                                                    ===============  ================

Liabilities and Stockholders' Equity
Current liabilities:

    Accounts payable                                                                  $ 12,807,630      $ 14,407,913
    Air traffic liability                                                               50,213,044        44,518,837
    Other accrued expenses                                                              16,576,712        12,058,755
    Income taxes payable                                                                10,886,272         5,483,264
    Accrued maintenance expense                                                         22,925,744        21,893,316
    Current portion of obligations under capital leases                                    116,029           113,029
                                                                                    ---------------  ----------------
            Total current liabilities                                                  113,525,431        98,475,114

Accrued maintenance expense                                                              8,135,584         7,214,167
Deferred tax liability                                                                     483,514           483,514
Obligations under capital leases, excluding current portion                                298,717           328,702
                                                                                    ---------------  ----------------
            Total liabilities                                                          122,443,246       106,501,497
                                                                                    ---------------  ----------------

Stockholders' equity

    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued                                                                       -                 -
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 17,793,556 and 17,732,273 shares
        issued and outstanding at June 30 and March 31, 2000, respectively                  17,794            17,732
    Additional paid-in capital                                                          68,434,512        67,946,330
    Unearned ESOP shares                                                                  (571,875)         (857,813)
    Retained earnings                                                                   30,386,534        13,938,292
                                                                                    ---------------  ----------------
            Total stockholders' equity                                                  98,266,965        81,044,541
                                                                                    ---------------  ----------------
                                                                                     $ 220,710,211     $ 187,546,038
                                                                                    ===============  ================
See accompanying notes to financial statements.







FRONTIER AIRLINES, INC.

Statements of Income
(Unaudited)

                                                                                      Three Months Ended June 30,

                                                                                         2000             1999
                                                                                    ---------------------------------

Revenues:
    Passenger                                                                        $ 110,967,395      $ 75,974,913
    Cargo                                                                                1,225,494         1,441,084
    Other                                                                                  615,855           470,200
                                                                                    ---------------  ----------------

            Total revenues                                                             112,808,744        77,886,197
                                                                                    ---------------  ----------------

Operating expenses:
    Flight operations                                                                   39,631,087        25,884,383
    Aircraft and traffic servicing                                                      13,647,785        10,845,139
    Maintenance                                                                         14,390,883        13,438,091
    Promotion and sales                                                                 12,461,773        11,691,510
    General and administrative                                                           6,229,618         3,687,623
    Depreciation and amortization                                                        1,074,342           574,211
                                                                                    ---------------  ----------------

            Total operating expenses                                                    87,435,488        66,120,957
                                                                                    ---------------  ----------------

            Operating income                                                            25,373,256        11,765,240
                                                                                    ---------------  ----------------

Nonoperating income (expense):
    Interest income                                                                      1,624,434           824,643
    Interest expense                                                                       (17,459)          (21,901)
    Other, net                                                                             (15,900)         (121,566)
                                                                                    ---------------  ----------------

            Total nonoperating income, net                                               1,591,075           681,176
                                                                                    ---------------  ----------------

Income before income tax expense and
    cumulative effect of change in method of
    accounting for maintenance checks
                                                                                        26,964,331        12,446,416

Income tax expense                                                                      10,516,089         4,717,852
                                                                                    ---------------  ----------------

Income before cumulative effect of
  change in accounting principle                                                        16,448,242         7,728,564

Cumulative effect of change in method of
  accounting for maintenance checks                                                       -                  549,009

                                                                                    ---------------  ----------------
Net income                                                                           $  16,448,242      $  8,277,573
                                                                                    ===============  ================

(continued)








FRONTIER AIRLINES, INC.

Statements of Income, continued
(Unaudited)

                                                                                      Three Months Ended June 30,

                                                                                         2000             1999
                                                                                    ---------------------------------

Earnings per share:
  Basic:
    Income before cumulative effect of a
      change in accounting principle                                                         $0.93             $0.47
    Cumulative effect of change in method of
      accounting for maintenance checks                                                   -                     0.03
                                                                                    ---------------  ----------------
    Net income                                                                               $0.93             $0.50
                                                                                    ===============  ================

  Diluted:
    Income before cumulative effect of a
      change in accounting principle                                                         $0.85             $0.42
    Cumulative effect of change in method of
      accounting for maintenance checks                                                   -                     0.03
                                                                                    ---------------  ----------------
    Net income                                                                               $0.85             $0.45
                                                                                    ===============  ================

Weighted average shares of
  common stock outstanding
            Basic                                                                       17,744,447        16,539,582
                                                                                    ===============  ================
            Diluted                                                                     19,273,158        18,470,832
                                                                                    ===============  ================


See accompanying notes to financial statements.







FRONTIER AIRLINES, INC.

Statement of Cash Flows
(Unaudited)

                                                                                      Three Months Ended June 30,

                                                                                         2000             1999
                                                                                    ---------------------------------
Cash flows from operating activities:

    Net income                                                                        $ 16,448,242       $ 7,728,564
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock ownership plan compensation expense                             285,938           203,125
            Depreciation and amortization                                                1,115,224           648,393
            Deferred tax expense                                                          -                4,580,352
            Changes in operating assets and liabilities:
                Trade receivables                                                       (5,990,567)        3,106,619
                Security, maintenance and other deposits                                (2,057,911)       (3,632,357)
                Prepaid expenses and other assets                                         (801,688)         (768,785)
                Inventories                                                               (447,045)         (304,210)
                Accounts payable                                                        (1,600,283)          111,918
                Air traffic liability                                                    5,694,207         5,519,987
                Other accrued expenses                                                   4,517,957         (404,894)
                Income taxes payable                                                     5,403,008          -
                Accrued maintenance expense                                              1,953,845         3,808,931
                                                                                    ---------------  ----------------
                     Net cash provided by operating activities                          24,520,927        20,597,643
                                                                                    ---------------  ----------------

Cash flows from investing activities:

    Decrease (increase) in short-term investments, net                                  13,760,000       (41,378,295)
    Aircraft lease and purchase deposits, net                                           (3,830,500)          596,416
    Increase in restricted investments                                                    -                 (860,000)
    Capital expenditures                                                                (3,683,553)       (1,661,600)
                                                                                    ---------------  ----------------
                     Net cash provided (used) by investing activities                    6,245,947       (43,303,479)
                                                                                    ---------------  ----------------

Cash flows from financing activities:

    Net proceeds from issuance of common stock                                             488,244         4,556,056
    Principal payments on obligations under capital leases                                 (26,985)          (20,717)
                                                                                    ---------------  ----------------
                    Net cash provided by financing activities                              461,259         4,535,339
                                                                                    ---------------  ----------------

                    Net increase (decrease) in cash and cash equivalents                31,228,133       (18,170,497)

Cash and cash equivalents, beginning of period                                          67,850,933        47,289,072
                                                                                    ---------------  ----------------

Cash and cash equivalents, end of period                                              $ 99,079,066      $ 29,118,575
                                                                                    ===============  ================

See accompanying notes to financial statements.







FRONTIER AIRLINES, INC.

Notes to Financial Statements
June 30, 2000

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that will be realized for the full year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. ("Frontier" or the "Company") and the expectations of our Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors such as our commencement of passenger service and ground handling operations at several airports and assumption of maintenance and ground handling operations at DIA with our own employees; general economic factors and behavior of the fare-paying public; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines and other competitors; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, financing necessary to purchase aircraft which we have ordered; and uncertainties regarding aviation fuel prices. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our yield per RPM or expense per ASM can significantly affect operating results. See "Risk Factors" in our Form 10-K for the year ended March 31, 2000 as they may be modified by the disclosures contained in this report.

General

       We are a scheduled airline based in Denver, Colorado. As of July 31, 2000, we operate routes linking our Denver hub to 21 cities in 17 states spanning the nation from coast to coast. We added Kansas City, Missouri to our route system on June 15, 2000. We plan to commence service to Washington, D.C.'s Ronald Reagan International Airport on September 7, 2000 with one daily nonstop flight.

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

       Small fluctuations in our yield per revenue passenger mile ("RPM") or expense per available seat mile ("ASM") can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

Results of Operations

       We had net income of $16,448,000 or $.85 per diluted share for the quarter ended June 30, 2000 as compared to income before cumulative effect of a change in accounting principle of $7,729,000 or $.42 per diluted share for the quarter ended June 30, 1999. During the quarter ended June 30, 2000, as compared to the prior comparable periods, we experienced higher fares as a result of increases in the number of business travelers, a general increase in fare levels including increases intended to offset increased fuel costs, and an increase in the number of passengers that a major competitor directed to us because of an increase in the number of delays and cancellations that airline experienced. We estimate that the additional passenger traffic received from that airline had the effect of increasing each of our average fare and load factor by approximately 1%.

       Our cost per ASM for the quarters ended June 30, 2000 and 1999 were 8.59(cent) and 8.10(cent), respectively, or an increase of .49(cent) or 6.05%. Cost per ASM excluding fuel for the quarters ended June 30, 2000 and 1999 were 7.16(cent) and 7.13(cent), respectively, or an increase of .03(cent) or .4%. Our cost per ASM increased during the quarter ended June 30, 2000 principally because of increases in the cost of fuel which accounted for .46(cent) per ASM, aircraft rentals for newer and larger aircraft of .18(cent) per ASM, general and administrative expenses primarily due to accrued bonuses for all employees resulting from increased profitability and a higher level of employee benefits of .16(cent) per ASM, offset by a .21(cent) reduction in cost per ASM in promotion and sales expense as a result of a decrease in the travel agency commission rate from 8% to 5% commencing in November 1999, and decreased advertising and communication expenses offset by an increase in credit card fees associated with the increase in our average fare. A general wage rate increase effective in January 2000 and an increase in pilots' salaries effective in May 2000 also contributed to the increase in cost per ASM during the quarter ended June 30, 2000. Our cost per ASM during the quarter ended June 30, 1999 included an unanticipated engine repair expense due to a premature failure, which accounted for .18(cent) of cost per ASM. Our cost per ASM for the quarter ended June 30, 1999 adjusted for this expense would have been 7.92(cent). During the three months ended December 31, 1999, this accrual was reversed as the engine manufacturer agreed to repair the engine at no cost to us.

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended June 30, 2000, our break-even load factor was 49.6% compared to our achieved passenger load factor of 65.5%. For the quarter ended June 30, 1999, our break-even load factor was 52% compared to our achieved passenger load factor of 62%. Our break-even load factor decreased from the prior comparable period largely as a result of an increase in our average fare to $149 during the quarter ended June 30, 2000 from $133 during the quarter ended June 30, 1999, and an increase in our total yield per RPM from 15.38(cent) for the quarter ended June 30, 1999 to 16.92(cent) for the quarter ended June 30, 2000 offset by an increase in our expense per ASM to 8.59(cent) for the quarter ended June 30, 2000 from 8.10(cent) for the quarter ended June 30, 1999.

       The following table provides certain of our financial and operating data for the year ended March 31, 2000 and the quarters ended June 30, 2000 and 1999.

                                                              Year
                                                             Ended
                                                            March 31,          Quarters Ended June 30,
                                                              2000             2000             1999
                                                         ---------------  ---------------  ---------------

        Passenger revenue (000s) (1)                            320,850          110,967           75,975
        Revenue passengers carried (000s)                         2,284              712              553
        Revenue passenger miles (RPMs) (000s) (2)             2,104,460          666,755          506,247
        Available seat miles (ASMs) (000s) (3)                3,559,595        1,017,555          815,961
        Passenger load factor (4)                                 59.1%            65.5%            62.0%
        Break-even load factor (5)                                51.1%            49.6%            52.0%
        Block hours (6)                                          71,276           20,025           16,785
        Departures                                               33,284            9,129            7,943
        Average seats per departure                                 129              131              126
        Average stage length                                        829              851              815
        Average length of haul                                      921              937              916
        Aircraft miles (000s)                                    27,594            7,768            6,476
        Average daily block hour utilization (7)                    9.9              9.4             10.2
        Yield per RPM (cents) (8)                                 15.25            16.64            15.01
        Total yield per RPM (cents) (9)                           15.67            16.92            15.38
        Total yield per ASM (cents) (10)                           9.27            11.09             9.55
        Cost per ASM (cents)                                       8.16             8.59             8.10
        Cost per ASM excluding fuel (cents)                        6.91             7.16             7.13
        Passenger revenue per block hour                          4,502            5,541            4,526
        Average fare (11)                                           134              149              133
        Average aircraft in fleet                                  19.7             23.5             18.0
        Aircraft in fleet at end of period                         23.0             24.0             19.0
        Average age of aircraft at end of period                   10.5             10.8             14.9
        EBITDAR (000s) (12)                                      90,583           41,199           22,592
        EBITDAR as a % of revenue                                 27.5%            36.5%            29.0%

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

       The following table provides our operating revenues and expenses expressed as cents per total ASMs and as a percentage of total operating revenues, as rounded, for the year ended March 31, 2000 and the quarters ended June 30, 2000 and 1999.

                                      Year ended March 31,                Quarters ended June 30,
                                              2000                     2000                     1999
                                     ------------------------ ------------------------ -------------------------
                                         Per          %           Per          %           Per           %
                                        total         of         total         of         total         of
                                         ASM       Revenue        ASM       Revenue        ASM        Revenue
                                         ---       -------        ---       -------        ---        -------


  Revenues:
      Passenger                          9.02        97.3%       10.91        98.4%        9.31        97.5%
      Cargo                              0.19         2.1%        0.12         1.1%        0.18         1.9%
      Other                              0.06         0.6%        0.06         0.5%        0.06         0.6%
                                     ------------ ----------- ------------ ----------- ------------ ------------
  Total revenues                         9.27       100.0%       11.09       100.0%        9.55       100.0%

  Operating expenses:
      Flight operations                  3.53        38.1%        3.89        35.1%        3.17        33.2%
      Aircraft and traffic servicing     1.38        14.8%        1.34        12.1%        1.33        13.9%
      Maintenance                        1.41        15.2%        1.41        12.8%        1.65        17.3%
      Promotion and sales                1.29        14.0%        1.22        11.0%        1.43        15.0%
      General and administrative         0.46         5.0%        0.61         5.5%        0.45         4.7%
      Depreciation and amortization      0.09         1.0%        0.12         1.0%        0.07         0.7%
                                     ------------ ----------- ------------ ----------- ------------ ------------
  Total operating expenses               8.16        88.1%        8.59        77.5%        8.10        84.9%
                                     ============ =========== ============ =========== ============ ============

  Total ASMs (000s)                    3,559,595                1,017,555                  815,961

Revenues

       Our revenues are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on our revenues. Because of the elasticity of passenger demand, we believe that increases in fares may result in a decrease in passenger demand in many markets. We cannot predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitive fares in order to maintain our market share. Passenger revenues are seasonal in leisure travel markets depending on the markets' locations and when they are most frequently patronized.

       Our average fare for the quarters ended June 30, 2000 and 1999 was $149 and $133, respectively, an increase of 12%. We believe that the increase in the average fare during the quarter ended June 30, 2000 over the prior comparable period was a result of increases in the number of business travelers, a general increase in fare levels including increases intended to offset increased fuel costs, and an increase in the number of passengers that a major competitor directed to us because of an increase in the number of delays and cancellations that airline experienced. We estimate that the additional passenger traffic received from that airline had the effect of increasing our average fare by approximately 1% and our load factor by 1%.

       Passenger Revenues. Passenger revenues totaled $110,967,000 for the quarter ended June 30, 2000 compared to $75,975,000 for the quarter ended June 30, 1999, or an increase of 46.1%. Passenger revenues outpaced the increase in ASMs of 201,594,000 or 24.7%. Passenger revenue includes revenues for non-revenue passengers, administrative fees, and revenue recognized for tickets that are not used within one year from their issue dates. We carried 712,000 revenue passengers during the quarter ended June 30, 2000 compared to 553,000 in the quarter ended June 30, 1999 or an increase of 28.8%. We had an average of
23.5 aircraft in our fleet during the quarter ended June 30, 2000 compared to an average of 18 aircraft during the quarter ended June 30, 1999, an increase of 30.6%. RPMs for the quarter ended June 30, 2000 were 666,755,000 compared to 506,247,000 for the quarter ended June 30, 1999, an increase of 31.7%.

       Cargo revenues, consisting of revenues from freight and mail service, totaled $1,225,000 and $1,441,000 for the quarters ended June 30, 2000 and 1999, representing 1.1% and 1.9% of total operating revenues, respectively, or a decrease of 15%. During July 2000 an audit was performed on our contract cargo sales and services provider. The audit disclosed that for a 15 month period between January 1, 1999 and March 31, 2000 both cash and credit card sales were remitted to us by our services provider, even though we had collected for the cash sales directly from our customer. We therefore adjusted cargo revenue downward $423,000 during the quarter ended June 30, 2000. Excluding the effect of this adjustment, on the current and prior comparable period, cargo revenue would have been $1,648,000 and $1,366,000 for the quarters ended June 30, 2000 and 1999, respectively, or an increase of 20.6%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues, comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $616,000 and $470,000 or .5% and .6% of total operating revenues for the quarters ended June 30, 2000 and 1999, respectively.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total operating expenses were $87,435,000 and $66,121,000 for the quarters ended June 30, 2000 and 1999 and represented 77.5% and 84.9% of total revenue, respectively. Operating expenses decreased as a percentage of revenue during the quarter ended June 30, 2000 as a result of the 46.1% increase in passenger revenues attributable to a 28.8% increase in passengers and a 12% increase in the average fare offset by a 52.8% increase in the average cost per gallon of fuel, a general wage rate increase which became effective in January 2000 and an increase in pilots' salaries effective in May 2000, and an increase in accrued bonuses based on increased profitability.

       Flight Operations. Flight operations expenses of $39,631,000 and $25,884,000 were 35.1% and 33.2% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses are comprised of both the direct cost of fuel, including taxes and the cost of delivering fuel into the aircraft. Aircraft fuel costs of $14,537,000 for 15,700,000 gallons used and $7,955,000 for 13,129,000 gallons used resulted in an average fuel cost of 92.6(cent) and 60.6(cent) per gallon and represented 36.7% and 30.7% of total flight operations expenses for the quarters ended June 30, 2000 and 1999, respectively. The average fuel cost per gallon increased for the quarters ended June 30, 2000 from the comparable prior period due to an overall increase in the market price of fuel. Fuel prices are subject to change weekly, as we do not purchase supplies in advance for inventory. Fuel consumption for the quarters ended June 30, 2000 and 1999 averaged 784 and 782 gallons per block hour, respectively. Fuel consumption increased over the prior comparable period because of an increase in our load factor from 62.0% to 65.5%. Additionally, five aircraft were returned to their lessor during the year ended March 31, 2000 and replaced with four aircraft that are larger and have a higher fuel burn rate.

       Aircraft lease expenses totaled $14,768,000 (13.1% of total revenue) and $10,374,000 (13.3% of total revenue) for the quarters ended June 30, 2000 and 1999, respectively, or an increase of 42.4%. The increase is largely due to higher lease expenses for larger and newer Boeing 737-300 aircraft added to the fleet, which resulted in an increase for the quarter ended June 30, 2000 in the average number of aircraft to 23.5 from 18, or 30.6%. The average age of our fleet decreased from 14.9 years as of June 30, 1999 to 10.8 years as of June 30, 2000.

       Aircraft insurance expenses totaled $802,000 (.7% of total revenue) and $605,000 (.8% of total revenue) for the quarters ended June 30, 2000 and 1999, respectively. Aircraft insurance expenses were .12 (cent) per RPM for each of the quarters ended June 30, 2000 and 1999, respectively.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $4,923,000 and $3,452,000 or 4.4% and 4.5% of passenger revenue for each of the quarters ended June 30, 2000 and 1999, or an increase of 42.6%. In November 1998, our pilots voted to be represented by an independent union, the Frontier Airline Pilots Association. The first bargaining agreement for the pilots, which has a 5-year term, was ratified and made effective in May 2000. Pilot and flight attendant compensation increased principally as a result of a 30.6% increase in the average number of aircraft in service, general wage rate increases, and an increase of 19.3% in block hours. We pay pilot and flight attendant salaries for training, consisting of approximately six and three weeks, respectively, prior to scheduled increases in service which can cause the compensation expense during that period to appear high in relationship to the average number of aircraft in service. When we are not in the process of adding aircraft to our system, pilot and flight attendant expense per aircraft normalizes. With a scheduled passenger operation, and with salaried rather than hourly crew compensation, our expenses for flight operations are largely fixed, with fuel expenses and flight catering the principal exception.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $13,648,000 and $10,845,000 (an increase of 25.8%) for the quarters ended June 30, 2000 and 1999, respectively, and represented 12.1% and 13.9% of total revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. During the quarter ended June 30, 2000, we served 21 cities compared to 19 during the quarter ended June 30, 1999, or an increase of 10.5%. During the quarter ended June 30, 2000, our departures increased to 9,129 from 7,943 or 14.9%. Aircraft and traffic servicing expenses were $1,495 per departure for the quarter ended June 30, 2000 as compared to $1,365 per departure for the quarter ended June 30, 1999, or an increase of $130. Aircraft and traffic servicing expenses increased as a result of a general wage rate increase effective in January 2000, contract ground handling services in certain of the cities we serve as a result of increased frequencies in existing markets and introduction of service to new cities, and increased landing fees as a result of the addition of larger aircraft. These increases were offset by a decrease in interrupted trip expenses as a result of an improvement in our completion factor from 98.5% for the quarter ended June 30, 1999 to 99.5% for the quarter ended June 30, 2000.

       Maintenance. Maintenance expenses of $14,391,000 and $13,438,000 were 12.8% and 17.3% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Routine maintenance is charged to maintenance expense as incurred while major airframe, engine, landing gear and auxiliary power unit overhauls are accrued monthly. Maintenance cost per block hour was $719 and $800 for the quarters ended June 30, 2000 and 1999, respectively. During the quarter ended June 30, 1999, we accrued for an unanticipated engine repair expense as a result of a premature failure totaling $1,500,000. During the quarter ended December 31, 1999, this accrual was reversed as the engine manufacturer agreed to repair the engine at no cost to us. Maintenance cost per block hour for the quarter ended June 30, 1999 would have been $711 excluding this engine repair expense and the maintenance cost per block hour for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 would have been a 1.1% increase. Maintenance costs per block hour increased as a result of increased facilities rentals as a result of additional space requirements for the increase in aircraft coupled with an increase in the number of aircraft simultaneously out of service for heavy maintenance, and a general wage rate increase effective January 2000. Because of the increase in the number of aircraft out of service for heavy maintenance, our average daily block hour utilization decreased from 10.2 for the quarter ended June 30, 1999 to 9.4 for the quarter ended June 30, 2000.

       Promotion and Sales. Promotion and sales expenses totaled $12,462,000 and $11,692,000 and were 11% and 15% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. Promotion and sales expenses decreased as a percentage of revenue for the quarter ended June 30, 2000 over the prior comparable period largely as a result of the increase in revenue and a decrease in travel agency commissions.

       During the quarter ended June 30, 2000, promotion and sales expenses per passenger decreased to $17.50 from $21.14 for the quarter ended June 30, 1999. Promotion and sales expenses decreased largely as a result of a decrease in travel agency commissions from 8% to 5% effective in November 1999 matching the decrease instituted by our competitors. Travel agency commissions and interline service charges and handling fees, as a percentage of passenger revenue, before non-revenue passengers, administrative fees and breakage (revenue from expired tickets), decreased to 3.4% for the quarter ended June 30, 2000 from 5.1% for the quarter ended June 30, 1999. The decrease in travel agency commissions was offset by increased commission expense associated with the increase in our average fare as we do not cap commissions. During the quarter ended June 30, 2000 we had an increase in computer reservations costs associated with the expansion of our travel agency electronic ticketing capabilities. With increased activity on our web site, our calls per passenger have decreased. Because of the increase in web site activity, as well as a decrease in long distance rates, we experienced a decrease in communications expense. These cost savings were offset by an increase in credit card fees associated with the increase in our average fare from $133 for the quarter ended June 30, 1999 to $149 for the quarter ended June 30, 2000.

       General and Administrative. General and administrative expenses for the quarters ended June 30, 2000 and 1999 totaled $6,230,000 and $3,688,000, respectively, and were 5.5% and 4.7% of total revenue, respectively. During the quarters ended June 30, 2000 and 1999, we accrued for employee performance bonuses totaling $1,951,000 and $742,000, respectively, or 1.7 % and 1% of total revenue for each of these quarters. General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, information technology, aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, general insurance expenses including worker's compensation, and write-offs associated with credit card and check fraud are also included in general and administrative expenses. We experienced increases in our human resources, training and information technology expenses as a result of an increase in employees from approximately 1,650 in June 1999 to approximately 2,200 in June 2000, or an increase of 33.3%. We also experienced personnel increases in the area of aircraft procurement as a result of the purchase and lease agreements for Airbus aircraft. Because of the increase in personnel, our health insurance benefit expenses and accrued vacation expense increased accordingly. During the quarter ended June 30, 2000, our accrued vacation expense increased as a result of the increase in pilot salaries and vacation benefits due to a collective bargaining agreement concluded with the pilots' union effective in May 2000.

       Depreciation and Amortization. Depreciation and amortization expenses of $1,074,000 and $574,000, an increase of 87.1%, were approximately 1% and .8% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. These expenses include depreciation of office equipment, ground station equipment, and other fixed assets. Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred. Depreciation expense increased over the prior year as a result of an increase in our spare parts inventory including a spare engine, leasehold improvements associated with 13 (seven additional and six replacement) aircraft brought into our fleet during the past 15 months, ground handling equipment, and computers to support new employees as well as replacement computers for those with outdated technology.

       Nonoperating Income (Expense). Net nonoperating income totaled $1,591,000 for the quarter ended June 30, 2000 compared to $681,000 for the quarter ended June 30, 1999. Interest income increased from $825,000 to $1,624,000 during the quarter ended June 30, 2000 from the prior comparable period due to an increase in cash balances as a result of an increase in cash provided by operating activities.

       Income Tax Expense: We accrued income taxes of $10,516,000 and $4,718,000 at 39% and 38.25% of taxable income during the quarters ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

       Our balance sheet reflected cash and cash equivalents and short-term investments of $101,079,000 and $83,611,000 at June 30, 2000 and March 31, 2000,
respectively. At June 30, 2000, total current assets were $166,618,000 as compared to $113,525,000 of total current liabilities, resulting in working capital of $53,093,000. At March 31, 2000, total current assets were $140,361,000 as compared to $98,475,000 of total current liabilities, resulting in working capital of $41,886,000. The increase in our working capital is largely a result of cash flows provided by operating activities and proceeds from exercises of common stock options and warrants during the quarter ended June 30, 2000. We believe that our existing cash balances, combined with improved operating results, are and will be adequate to fund our operations for the foreseeable future. However, as discussed below, we will require financing in order to fund our intended purchase of Airbus A319 and A318 aircraft.

       Cash provided by operating activities for the quarter ended June 30, 2000 was $24,521,000. This is attributable to our net income for the period, increases  in air  traffic  liability,  other  accrued  expenses,  income  taxes payable, and accrued maintenance expense, offset by increases in trade receivables, security, maintenance and other deposits, prepaid expenses and inventories, and a decrease in accounts payable. Cash provided by operating activities for the quarter ended June 30, 1999 was $20,598,000. This was attributable to our net income for the period, decreases in trade receivables, utilization of deferred tax assets, and increases in air traffic liability and accrued maintenance expenses, offset by increases in security, maintenance and other deposits and prepaid expenses.

       Cash provided by investing activities for the quarter ended June 30, 2000 was $6,246,000. We had maturities of $13,760,000 in short-term investments, net of purchases, comprised of certificates of deposit and government-backed agencies with maturities of one year or less. During the quarter ended June 30, 2000, we made cash security deposits totaling $3,831,000 associated with a leased Boeing 737-300 delivered during the quarter and 16 Airbus aircraft we have agreed to lease with delivery dates beginning in June 2001. During the quarter ended June 30, 2000, we used $3,684,000 for capital expenditures for rotable aircraft components, maintenance equipment and tools, aircraft leasehold costs and improvements, computer equipment and software for enhancements to our internet booking site and our reservation system. Cash used by investing activities for the quarter ended June 30, 1999 was $43,303,000. We invested $41,378,000 in short-term investments comprised of government-backed agencies with maturities of one year or less. During the quarter ended June 30, 1999, cash security deposits for aircraft totaling $596,000 were returned to us. We had issued to certain of our aircraft lessors warrants to purchase 395,000 shares of our common stock at an aggregate purchase price of $2,391,600. During May 1999 and June 1999, aircraft lessors exercised all of these warrants and we received $2,391,600. To the extent that the aircraft lessors were able to realize certain profit margins on their subsequent sale of our common stock, they were required to refund a portion of the cash security deposits they were holding. As a result of their sales of our common stock, the lessors returned $486,000 in cash security deposits to us during the quarter ended June 30, 1999. Other cash security deposits were replaced with letters of credit and these deposits were returned to us. Additionally, we secured two aircraft delivered during the quarter ended June 30, 1999 with letters of credit totaling $860,000. Our restricted investments increased $860,000 to collateralize the letters of credit. We used $1,662,000 for capital expenditures for rotable aircraft components, maintenance equipment and tools, aircraft leasehold costs and improvements, and computer equipment for the quarter ended June 30, 1999.

       Cash provided by financing activities for the quarters ended June 30, 2000 and 1999 was $461,000 and $4,535,000, respectively. During the quarters ended June 30, 2000 and 1999 we received $488,000 and $4,556,000, respectively, from the exercise of common stock options and warrants.

       As of July 31, 2000, we lease 24 Boeing 737 type aircraft under operating leases with expiration dates ranging from 2001 to 2006. Under these leases, we were required to make cash security deposits or issue letters of credit to secure the lease obligations. At June 30, 2000, we had made cash security deposits and had arranged for issuance of letters of credit totaling $7,088,000 and $7,284,000, respectively. Accordingly, our restricted cash balance includes $7,284,000 that collateralize the outstanding letters of credit. Additionally, we make deposits for maintenance of these aircraft. At June 30, 2000 and 1999, we had made maintenance deposits of $28,893,000 and $22,296,405, respectively.

       In March 2000, we entered into an agreement, amended in July 2000, to purchase up to 29 new Airbus aircraft. We have agreed to firm purchases of 12 aircraft, and have options to purchase up to an additional 17 aircraft. This order contemplates a fleet replacement plan by which we will phase out our Boeing 737 aircraft and replace them with a combination of Airbus A319 and A318 aircraft. The aggregate additional amounts due under this purchase commitment and estimated amounts for buyer-furnished equipment and spare parts for both the purchased and leased aircraft was approximately $374,046,000 as of July 2000. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments. These payments are non-refundable with certain exceptions. As of July 2000, the Company has made pre-delivery payments totaling $10,837,000 to secure these aircraft and option aircraft. As a complement to this purchase, in April and May 2000 we signed two agreements to lease 16 new Airbus aircraft. As of June 30, 2000, we have made deposits totaling $3,389,000 to secure these aircraft. Upon completion of our fleet transition, we expect our owned and leased fleet to be comprised of approximately two-thirds A319 aircraft and one-third A318 aircraft. We expect to take delivery of our first purchased Airbus aircraft in May 2001 and our first leased Airbus aircraft in June 2001, and plan to complete our fleet transition by the end of 2004. The A319 and A318 aircraft will be configured with 132 and 114 passenger seats, respectively, with a 32-inch seat pitch. In order to complete the purchase of these aircraft we must secure acceptable aircraft financing. The amount of financing required will depend on the number of aircraft purchase options we exercise and the amount of cash generated by operations prior to delivery of the aircraft. We continue to explore various financing alternatives, including but not limited to, domestic and foreign bank financing, public debt financing such as enhanced equipment trust certificates, and leveraged lease arrangements. We expect to develop a financing plan and implement that plan coincident with the delivery of the first purchased aircraft in 2001. While we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms. The inability to secure such financing could have a material adverse effect on us and result in delays in or our inability to take delivery of Airbus aircraft we have agreed to purchase.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

       The risk inherent in our market risk sensitive position is the potential loss arising from an adverse change in the price of fuel as described below. The sensitivity analysis presented does not consider either the effect that such an adverse change may have on overall economic activity or additional action management may take to mitigate our exposure to such a change. Actual results may differ from the amounts disclosed. At the present time, we do not utilize fuel price hedging instruments to reduce our exposure to fluctuations in fuel prices.

       Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in the average cost per gallon of fuel for the year ended March 31, 2000. Based on fiscal year 2000 actual fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $4,442,000 in that fiscal year. Comparatively, based on projected fiscal year 2001 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $5,343,000 in fiscal year 2001. The increase in exposure to fuel price fluctuations in fiscal year 2001 is due to the increase of our average aircraft fleet size during the year ended March 31, 2000, projected increases to our fleet during the year ended March 31, 2001 and related gallons purchased.

       Our average cost per gallon of fuel for the period ended June 30, 2000 increased 52.8% over the average cost for the quarter ended June 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses".

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

                                  FRONTIER AIRLINES, INC.


Date:  August 4, 2000             By: /s/ Steve B. Warnecke
                                      ----------------------
                                  Steve B. Warnecke, Vice President and
                                  Chief Financial Officer

Date:  August 4, 2000             By: /s/ Elissa A. Potucek
                                      ----------------------
                                  Elissa A. Potucek, Vice President, Controller,
                                  Treasurer and Principal Accounting Officer