Form 10-Q
period 2000-09-30
FRONTIER AIRLINES INC /CO/
filed 2000-11-06
CIK 921929

                                                      FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-24126

                                               FRONTIER AIRLINES, INC.
                                               -----------------------
                               (Exact name of registrant as specified in its charter)

                         Colorado                                                            84-1256945
  -----------------------------------------------------------                 ----------------------------------
 (State or other jurisdiction of incorporated or organization)               (I.R.S. Employer Identification No.)

               12015 E. 46th Avenue, Denver, CO                                              80239
             ------------------------------------                                         -----------
           (Address of principal executive offices)                                       (Zip Code)

Issuer's telephone number including area code:  (303) 371-7400

Indicate by check mark whether the registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities
Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the  registrant  was  required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

The number of shares of the Company's Common Stock outstanding as of October 31, 2000 was 18,028,897.

                                                 TABLE OF CONTENTS

                                             PART I. FINANCIAL INFORMATION

                                                                                                           Page
                                                                                                           ----

Item 1.  Financial Information

         Financial Statements                                                                                 1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                          16

                                                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                                                    17

                                                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)
                                                                                  September 30,       March 31,
                                                                                       2000              2000
                                                                                  ---------------  ----------------
Assets
------
Current assets:
    Cash and cash equivalents                                                      $ 118,891,103      $ 67,850,933
    Short-term investments                                                             2,000,000        15,760,000
    Restricted investments                                                             4,000,000         4,000,000
    Trade receivables, net of allowance for doubtful accounts of $639,321
      and $170,819 at September 30 and March 31, 2000, respectively                   28,456,072        22,190,835
    Maintenance deposits                                                              24,606,257        19,637,128
    Prepaid expenses and other assets                                                  8,775,290         7,386,851
    Inventories                                                                        2,916,390         2,235,183
    Deferred tax assets                                                                1,608,424         1,136,194
    Deferred lease expense                                                               101,649           163,527
                                                                                  ---------------  ----------------
            Total current assets                                                     191,355,185       140,360,651

Security, maintenance and other deposits                                              25,111,103        17,613,122
Property and equipment, net                                                           26,482,181        21,654,262
Deferred lease and other expenses                                                         84,357           104,243
Restricted investments                                                                11,144,260         7,813,760
                                                                                  ---------------  ----------------
                                                                                   $ 254,177,086     $ 187,546,038
                                                                                  ===============  ================

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                                $ 12,168,423      $ 14,407,913
    Air traffic liability                                                             55,655,605        44,518,837
    Other accrued expenses                                                            18,564,993        12,058,755
    Income taxes payable                                                               9,857,387         5,483,264
    Accrued maintenance expense                                                       26,976,554        21,893,316
    Current portion of obligations under capital leases                                  119,110           113,029
                                                                                  ---------------  ----------------
            Total current liabilities                                                123,342,072        98,475,114

Accrued maintenance expense                                                            9,503,528         7,214,167
Deferred tax liability                                                                   995,402           483,514
Obligations under capital leases, excluding current portion                              267,934           328,702
                                                                                  ---------------  ----------------
            Total liabilities                                                        134,108,936       106,501,497
                                                                                  ---------------  ----------------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued                                                                     -                 -
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 18,001,297 and 17,732,273 shares
        issued and outstanding at September 30 and March 31, 2000, respectively           18,001            17,732
    Additional paid-in capital                                                        69,755,876        67,946,230
    Unearned ESOP shares                                                                (285,837)         (857,713)
                                                                                      50,580,110        13,938,292
                                                                                  ---------------  ----------------
            Total stockholders' equity                                               120,068,150        81,044,541
                                                                                  ---------------  ----------------
                                                                                   $ 254,177,086     $ 187,546,038
                                                                                  ===============  ================

FRONTIER AIRLINES, INC.
Statements of Income
(Unaudited)
                                                       Three Months Ended                 Six Months Ended
                                               September 30,     September 30,    September 30,     September 30,
                                                    2000             1999              2000             1999
                                               ---------------  ----------------  ---------------  ----------------
Revenues:
    Passenger                                  $  128,403,974      $ 83,412,784   $  239,371,369    $  159,387,697
    Cargo                                           2,046,754         1,477,492        3,272,248         2,918,576
    Other                                             632,150           562,989        1,248,005         1,033,189
                                               ---------------  ----------------  ---------------  ----------------

            Total revenues                        131,082,878        85,453,265      243,891,622       163,339,462
                                               ---------------  ----------------  ---------------  ----------------

Operating expenses:
    Flight operations                              44,455,749        30,376,247       84,086,836        56,260,630
    Aircraft and traffic servicing                 14,840,730        12,025,644       28,488,515        22,870,783
    Maintenance                                    18,199,777        12,608,651       32,590,660        26,046,742
    Promotion and sales                            15,359,093        12,535,279       27,820,866        24,226,789
    General and administrative                      6,415,869         4,170,915       12,645,487         7,858,538
    Depreciation and amortization                   1,218,440           633,441        2,292,782         1,207,652
                                               ---------------  ----------------  ---------------  ----------------

            Total operating expenses              100,489,658        72,350,177      187,925,146       138,471,134
                                               ---------------  ----------------  ---------------  ----------------

            Operating income                       30,593,220        13,103,088       55,966,476        24,868,328
                                               ---------------  ----------------  ---------------  ----------------

Nonoperating income (expense):
    Interest income                                 2,148,164         1,122,479        3,772,598         1,947,122
    Interest expense                                  (17,491)          (26,115)         (34,950)          (48,016)
    Other, net                                        (21,301)          136,587          (37,201)           15,021
                                               ---------------  ----------------  ---------------  ----------------

            Total nonoperating income, net          2,109,372         1,232,951        3,700,447         1,914,127
                                               ---------------  ----------------  ---------------  ----------------

Income before income tax expense and
    cumulative effect of change in method of
    accounting for maintenance checks              32,702,592        14,336,039       59,666,923        26,782,455

Income tax expense                                 12,509,016         5,583,517       23,025,105        10,301,369
                                               ---------------  ----------------  ---------------  ----------------

Income before cumulative effect of
  change in accounting principle                   20,193,576         8,752,522       36,641,818        16,481,086

Cumulative effect of change in method of
  accounting for maintenance checks                  -                 -                -                  549,009

                                               ---------------  ----------------  ---------------  ----------------
Net income                                   $     20,193,576 $       8,752,522 $     36,641,818 $      17,030,095
                                               ===============  ================  ===============  ================

(continued)

FRONTIER AIRLINES, INC.
Statements of Income, continued
(Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                               September 30,     September 30,    September 30,     September 30,
                                                    2000             1999              2000             1999
                                               ---------------  ----------------  ---------------  ----------------
Earnings per share:
  Basic:
    Income before cumulative effect of a
      change in accounting principle                    $1.13             $0.50            $2.06             $0.97
    Cumulative effect of change in method of
      accounting for maintenance checks              -                 -                -                     0.03
                                               ---------------  ----------------  ---------------  ----------------
    Net income                                          $1.13             $0.50            $2.06             $1.00
                                               ===============  ================  ===============  ================

  Diluted:
    Income before cumulative effect of a
      change in accounting principle                    $1.04             $0.46            $1.90             $0.88
    Cumulative effect of change in method of
      accounting for maintenance checks              -                 -                -                     0.03
                                               ---------------  ----------------  ---------------  ----------------
    Net income                                          $1.04             $0.46            $1.90             $0.91
                                               ===============  ================  ===============  ================

Weighted average shares of
  common stock outstanding
            Basic                                  17,914,437        17,452,641       17,828,548        16,998,582
                                               ===============  ================  ===============  ================
            Diluted                                19,487,621        19,090,549       19,298,229        18,637,440
                                               ===============  ================  ===============  ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statement of Changes in Stockholders' Equity
For the Year Ended March 31, 2000 and the
  Six Months Ended September 30, 2000

                                      Common Stock                                      Retained
                               -------------------------- Additional     Unearned       earnings         Total
                                               Stated      paid-in         ESOP       (accumulated    stockholders'
                                 Shares        value       capital        shares        deficit)         equity
                               ------------  ----------- -------------  ------------  -------------   -------------
Balances,
    March 31, 1999              16,141,172      $16,141   $58,054,844    $ (609,375)  $ (13,070,961)   $ 44,390,649

Exercise of common stock
    warrants                     1,147,726        1,148     4,758,969                                     4,760,117

Exercise of common stock
    options                        343,375          343       563,712                                       564,055

Tax benefit from exercises of
  common stock options and
  warrants
                                                            3,425,055                                     3,425,055
Contribution of common stock to
    employees stock ownership
    plan                           100,000          100     1,143,650    (1,143,750)                              -

Amortization of employee stock
  compensation                                                              895,412                         895,412

Net income                                                                               27,009,253      27,009,253
                               ------------  ----------- -------------  ------------  -------------   -------------
Balances,
    March 31, 2000              17,732,273       17,732    67,946,230      (857,713)     13,938,292      81,044,541

Exercise of common stock
    warrants                        18,524           19        70,102                                        70,121

Exercise of common stock
    options                        250,500          250       630,570                                       630,820

Tax benefit from exercises of
  common stock options and
  warrants
                                                            1,108,974                                     1,108,974
Amortization of employee stock
  compensation
                                                                            571,876                         571,876
Net income
                                                                                         36,641,818      36,641,818
Balances,                      ------------  ----------- -------------  ------------  -------------   -------------
    September 30, 2000          18,001,297     $ 18,001   $69,755,876      (285,837)    $50,580,110    $120,068,150
                               ============  =========== =============  ============  =============   =============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Six Months Ended September 30, 2000 and 1999
(Unaudited)

                                                                                       2000             1999
                                                                                  ---------------  ----------------
Cash flows from operating activities:
    Net income                                                                      $ 36,641,818      $ 17,030,095
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock option plan compensation expense                              571,876           406,250
            Depreciation and amortization                                              2,374,546         1,356,016
            Deferred tax expense                                                          39,658         5,041,655
            Changes in operating assets and liabilities:
                Restricted investments                                                  (400,000)              -
                Trade receivables                                                     (6,265,237)        4,309,365
                Security, maintenance and other deposits                              (6,779,311)       (3,927,921)
                Prepaid expenses and other assets                                     (1,388,439)       (1,447,044)
                Inventories                                                             (681,207)         (847,505)
                Accounts payable                                                      (2,239,490)          (31,291)
                Air traffic liability                                                 11,136,768         3,303,676
                Other accrued expenses                                                 6,506,238          (734,814)
                Income taxes payable                                                   4,374,123         4,564,708
                Accrued maintenance expense                                            7,372,599         3,680,329
                                                                                  ---------------  ----------------
                     Net cash provided by operating activities                        51,263,942        32,703,519
                                                                                  ---------------  ----------------

Cash flows from investing activities:
    Decrease (increase) in short-term investments                                     13,760,000       (33,466,704)
    Aircraft lease and purchase deposits, net                                         (5,687,799)        1,833,916
    Increase in restricted investments                                                (2,930,500)       (1,610,000)
    Capital expenditures                                                              (7,120,701)       (4,161,830)
                                                                                  ---------------  ----------------
                     Net cash used by investing activities                            (1,979,000)      (37,404,618)
                                                                                  ---------------  ----------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                         1,809,915         5,148,079
    Principal payments on obligations under capital leases                               (54,687)          (52,325)
                                                                                  ---------------  ----------------
                    Net cash provided by financing activities                          1,755,228         5,095,754
                                                                                  ---------------  ----------------

                    Net increase in cash and cash equivalents                         51,040,170           394,655

Cash and cash equivalents, beginning of period                                        67,850,933        47,289,072
                                                                                  ---------------  ----------------

Cash and cash equivalents, end of period                                          $  118,891,103      $ 47,683,727
                                                                                  ===============  ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
September 30, 2000

(1)      Basis of Presentation

     The accompanying  unaudited financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information and the  instructions to Form 10-Q and Regulation  S-X.  Accordingly,  they do not include all of the  information and footnotes  required by generally  accepted  accounting  principles for complete  financial  statements and should be read in conjunction  with the Company's  Annual Report on Form 10-K for the year ended March 31, 2000. In the opinion of management,  all adjustments  (consisting only of normal recurring adjustments)  considered necessary for a fair presentation have been  included.  The results of  operations  for the six months ended  September  30, 2000 are not  necessarily  indicative of the results that will be realized for the full year.

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

General

       We are a scheduled  airline based in Denver,  Colorado.  As of October 31, 2000, we operate  routes linking our Denver hub to 22 cities in 18 states  spanning the nation from coast to coast.  We added Kansas City,  Missouri to our route system on June 15, 2000. We commenced  service to Washington,  D.C.'s Ronald Reagan  International  Airport on September 7, 2000 with one daily nonstop flight.  On
December 14, 2000 we intend to add an additional daily round trip flight to both Orlando, Florida and San Diego, California.

       We were  organized in February 1994 and we began flight  operations  in July 1994 with two leased  Boeing  737-200 jets. We have since  expanded our fleet to 25 leased jets,  including  seven Boeing  737-200s and 18 larger Boeing  737-300s.  We currently use up to nine gates at our hub,  Denver  International  Airport  ("DIA"),  where we operate  approximately  114 daily system flight  departures.
Beginning in May 2001, we will commence a fleet  replacement  plan by which we will replace our Boeing equipment with new purchased and leased Airbus jet aircraft, a transition we expect to complete by approximately the end of the calendar year 2004.

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

Results of Operations

       We had net income of  $36,642,000  or $1.90 per diluted  share for the six months  ended  September  30, 2000 as compared to net income of $17,030,000  or 91(cent)per diluted share for the six months ended  September 30, 1999. We had net income of $20,194,000 or $1.04 per diluted  share for the three months ended  September  30, 2000 as compared to net income of $8,753,000 or 46(cent)per diluted share for the three months  ended  September  30,  1999.  During the six months ended  September  30, 2000,  as compared to the prior  comparable periods, we experienced higher average fares and load factors as a result of increases in the number of business  travelers,  a general increase in fare levels including  increases  intended to offset increased fuel costs, and an increase in the number of passengers that a major  competitor  directed to us because of an increase  in the number of delays and  cancellations  that  airline  experienced.  We estimate that the additional  passenger  traffic  received from that airline had the effect of increasing  each of our average fare and load factor for the six months ended September 30, 2000 by approximately 1%.

       Our cost per ASM for the six months ended  September 30, 2000 and 1999 were 8.99(cent)and 8.07(cent),  respectively,  an increase of .92(cent)
or 11.4%.  Cost per ASM  excluding  fuel for the six months ended  September 30, 2000 and 1999 were 7.42(cent)and 6.99(cent),  respectively,  an increase of .43(cent)or 6.2%. Our cost per ASM increased  during the six months ended September 30, 2000  principally  because of increases in the cost of fuel which  accounted  for .49(cent)per ASM,  aircraft  rentals for newer and larger  aircraft of .15(cent)per ASM,  general and administrative  expenses primarily due to accrued bonuses for all employees  resulting from increased  profitability and a higher level of employee  benefits of .15(cent)per ASM,  offset by a .08(cent)reduction  in cost per ASM in  promotion  and sales  expense as a result of a decrease in the travel agency  commission rate from 8% to 5% commencing in November 1999, and decreased  advertising and  communication expenses  offset by an increase in credit card fees  associated  with the increase in our average  fare.  A general wage rate  increase effective in January 2000 and an increase in pilots'  salaries  effective in May 2000 also  contributed to the increase in cost per ASM during  the six months  ended  September  30,  2000.  Our cost per ASM during the six months  ended  September  30,  1999  included  an unanticipated  engine repair  expense due to a premature  failure,  which  accounted for .08(cent)of cost per ASM. Our cost per ASM for the six months ended  September  30, 1999  adjusted  for this  expense  would have been 7.99(cent)and our cost per ASM for the six months ended
September 30, 2000 would have  represented a .12(cent)increase in cost per ASM over the prior  comparable  period.  During the three months ended  September 30, 2000, two of our aircraft  underwent an unusually  extensive  maintenance  check.  This was the first time we were required  to perform an annual  maintenance  check on these  aircraft  since they  entered  our fleet.  During the three  months  ended
December 31, 1999, this accrual was reversed as the engine manufacturer agreed to repair the engine at no cost to us.

       An  airline's  break-even  load  factor is the  passenger  load factor that will  result in  operating  revenues  being equal to operating  expenses,  assuming  constant  revenue per passenger  mile and expenses.  For the six months ended  September 30, 2000,  our break-even  load factor was 51.2%  compared to our achieved  passenger  load factor of 68.3%.  For the six months ended  September  30,
1999,  our  break-even  load factor was 52.4%  compared  to our  achieved  passenger  load factor of 63%.  Our  break-even  load factor decreased from the prior  comparable  period largely as a result of an increase in our average fare to $149 during the six months ended
September  30, 2000 from $131 during the six months ended  September  30, 1999,  and an increase in our total yield per RPM from 15.10(cent)
for the six months  ended  September  30,  1999 to 17.08(cent)for the six months  ended  September  30,  2000  offset by an increase in our expense per ASM to 8.99(cent)for the six months ended September 30, 2000 from 8.07(cent)for the six months ended September 30, 1999.

       The  following  table  provides  certain of our  financial  and  operating  data for the three month and six month periods ended
September 30, 2000 and 1999.

                                           Three Months Ended September 30,        Six Months Ended September 30,
                                               2000                1999               2000                1999
                                         ------------------  -----------------  ------------------  -----------------

Passenger revenue (000s) (1)                       $128,404            $83,413            $239,371           $159,388
Revenue passengers carried (000s)                       826                617               1,538              1,170
Revenue passenger miles (RPMs) (000s)               760,845            575,476           1,427,600          1,081,723
Available seat miles (ASMs) (000s) (3)            1,073,703            900,524           2,091,258          1,716,485
Passenger load factor (4)                             70.9%              63.9%               68.3%              63.0%
Break-even load factor (5)                            52.8%              52.9%               51.2%              52.4%
Block hours (6)                                      20,823             17,987              40,848             34,772
Departures                                            9,772              8,441              18,901             16,384
Average seats per departure                             131                127                 131                127
Average stage length                                    839                840                 845                825
Average length of haul                                  921                933                 928                925
Aircraft miles (000s)                                 8,196              7,091              15,964             13,516
Average daily block hour utilization (7)                9.2               10.2                 9.3               10.3
Yield per RPM (cents) (8)                             16.88              14.49               16.77              14.73
Total yield per RPM (cents) (9)                       17.23              14.85               17.08              15.10
Total yield per ASM (cents) (10)                      12.21               9.49               11.66               9.52
Expense per ASM (cents)                                9.36               8.03                8.99               8.07
Expense per ASM excluding fuel (cents)                 7.67               6.86                7.42               6.99
Average fuel cost per gallon                          $1.07             $ 0.74              $ 1.00             $ 0.68
Passenger revenue per block hour                     $6,166             $4,637              $5,860             $4,584
Average fare (11)                                      $149               $130                $149               $131
Average aircraft in fleet                              24.5               19.1                24.0               18.5
Aircraft in fleet at end of period                     25.0               19.0                25.0               19.0
Average age of aircraft at end of period               10.9               11.1                10.9               11.1
Average full-time equivalent employees                1,869              1,514               1,818              1,464
EBITDAR (000s) (12)                                  46,925             25,518              88,125             48,659
EBITDAR as a % of revenue                             35.8%              29.9%               36.1%              29.8%

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

       The following table provides our operating  revenues and expenses expressed as cents per total ASMs and as a percentage of total operating revenues, as rounded, for the three month and six month periods ended September 30, 2000 and 1999.

                                   Three months ended September 30,            Six months ended September 30,
                                   --------------------------------            ------------------------------
                                        2000                1999                  2000                  1999
                                 ------------------- -------------------- --------------------- ---------------------
                                    Per        %         Per         %         Per         %         Per         %
                                   total      of        total       of        total        of       total        of
                                    ASM     Revenue      ASM      Revenue      ASM      Revenue      ASM      Revenue
                                    ---     -------      ---      -------      ---      -------      ---      -------

Revenues:
    Passenger                        11.96    97.9%        9.26    97.6%       11.45     98.2%       9.29      97.6%
    Cargo                             0.19     1.6%        0.17     1.7%        0.15      1.3%       0.17       1.8%
    Other                             0.06     0.5%        0.06     0.7%        0.06      0.5%       0.06       0.6%
                                 ---------- -------- ----------- -------- ----------- --------- ----------- ---------
Total revenues                       12.21   100.0%        9.49   100.0%       11.66    100.0%       9.52     100.0%
                                 ========== ======== =========== ======== =========== ========= =========== =========

Operating expenses:
    Flight operations                 4.14    33.9%        3.37    35.5%        4.02     34.5%       3.28      34.5%
    Aircraft and traffic servicing    1.38    11.3%        1.34    14.1%        1.36     11.7%       1.33      14.0%
    Maintenance                       1.70    14.0%        1.40    14.8%        1.56     13.4%       1.52      16.0%
    Promotion and sales               1.43    11.7%        1.39    14.7%        1.33     11.4%       1.41      14.8%
    General and administrative        0.60     4.9%        0.46     4.9%        0.61      5.2%       0.46       4.8%
    Depreciation and amortization     0.11     0.9%        0.07     0.7%        0.11      0.9%       0.07       0.7%
                                 ---------- -------- ----------- -------- ----------- --------- ----------- ---------
Total operating expenses              9.36    76.7%        8.03    84.7%        8.99     77.1%       8.07      84.8%
                                 ========== ======== =========== ======== =========== ========= =========== =========

Total ASMs (000s)                1,073,703              900,524            2,091,258             1,716,485

Revenues

       Our revenues are highly sensitive to changes in fare levels.  Fare pricing  policies have a significant  impact on our revenues.
Because of the  elasticity  of passenger  demand,  we believe that  increases  in fares may at certain  levels  result in a decrease in passenger  demand in many  markets.  We cannot  predict  future  fare  levels,  which  depend to a  substantial  degree on  actions  of competitors.  When sale prices or other price changes are  initiated by  competitors  in our markets,  we believe that we must, in most cases,  match those competitive fares in order to maintain our market share.  Passenger revenues are seasonal in leisure travel markets depending on the markets' locations and when they are most frequently patronized.

       Our average  fare for the six months  ended  September  30, 2000 and 1999 was $149 and $131,  respectively.  We believe that the increase  in the  average  fare  during  the six months  ended  September  30,  2000 over the prior  comparable  period was a result of increases in the number of business  travelers,  a general  increase in fare levels  including  increases  intended to offset increased fuel costs,  and an increase in the number of passengers  that a major  competitor  directed to us because of an increase in the number of delays and  cancellations  that airline  experienced.  We estimate that the additional  passenger traffic received from that airline had the effect of  increasing  each of our average fare and load factor for the six months ended  September  30, 2000 by  approximately
1%.

        Passenger  Revenues.  Passenger  revenues  totaled  $239,371,000  for the six months  ended  September  30,  2000  compared  to
$159,388,000  for the six months  ended  September  30, 1999,  or an increase of 50.2%,  which  exceeded the 21.8%  increase in ASMs of
374,773,000.  The number of revenue  passengers  carried  was  1,538,000  for the six months  ended  September  30,  2000  compared  to
1,170,000  for the six months ended  September  30, 1999 or an increase of 31.5%.  We had an average of 24 aircraft in our fleet during the six months ended  September  30, 2000 compared to an average of 18.5  aircraft  during the six months ended  September 30, 1999, an increase of 29.7%.  RPMs for the six months ended September 30, 2000 were  1,427,600,000  compared to 1,081,723,000  for the six months ended September 30, 1999, an increase of 32%.

       Cargo  revenues,  consisting of revenues from freight and mail service,  totaled  $3,272,000  and  $2,919,000 for the six months ended September 30, 2000 and 1999,  respectively,  representing 1.3% and 1.8%,  respectively,  of total operating revenues, an increase of 12.1%.  Cargo  revenues,  consisting of revenues from freight and mail service,  totaled  $2,047,000  and  $1,477,000  for the three months  ended  September  30, 2000 and 1999,  representing  1.6% and 1.7% of total  operating  revenues,  respectively,  an increase of
38.6%.  During July 2000 an audit was  performed on our contract  cargo sales and services  provider.  The audit  disclosed  that for a
15 month  period  between  January 1, 1999 and March 31,  2000 both cash and credit  card sales  were  remitted  to us by our  services provider,  even though we had collected for the cash sales directly from our customer.  We therefore  adjusted  cargo revenue  downward
$423,000  during the three months ended June 30, 2000.  Excluding the effect of this  adjustment,  on the current and prior  comparable period,  cargo revenue would have been  $3,695,000 and $2,742,000 for the six months ended  September 30, 2000 and 1999,  respectively, an increase  of 34.8%.  This  adjunct to the  passenger  business is highly  competitive  and depends  heavily on aircraft  scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues,  comprised  principally of interline handling fees, liquor sales and excess baggage fees, totaled $1,248,000 and
$1,033,000,  or .5% and .6% of total  operating  revenues  for the six months  ended  September  30,  2000 and 1999,  respectively,  an increase of 20.8%

Operating Expenses

       Operating  expenses  include those related to flight  operations,  aircraft and traffic  servicing,  maintenance,  promotion and sales,  general and administrative  and depreciation and amortization.  Total operating expenses were $187,925,000 and $138,471,000 for the six months ended September 30, 2000 and 1999 and represented  77.1% and 84.8% of revenue,  respectively.  Total operating  expenses for the three months ended September 30, 2000 and 1999 were  $100,490,000  and $72,350,000 and represented  76.7% and 84.7% of revenue, respectively.  Operating  expenses  decreased as a percentage of revenue during the three and six months ended  September 30, 2000 as a result of the 50.2% increase in passenger  revenues  attributable to a 31.5% increase in passengers and a 13.7% increase in the average fare offset by a 48.2%  increase in the average  cost per gallon of fuel,  a general  wage rate  increase  which  became  effective  in
January  2000,  an  increase  in pilots'  salaries  effective  in May 2000,  and an  increase  in accrued  bonuses  based on  increased profitability.

       Flight  Operations.  Flight  operations  expenses of $84,087,000 and $56,261,000 were 34.5% of total revenue for each of the six months ended September 30, 2000 and 1999.  Flight  operations  expenses of $44,456,000  and  $30,376,000  were 33.9% and 35.5% of total revenue for the three  months  ended  September  30, 2000 and 1999,  respectively.  Flight  operations  expenses  include all  expenses related  directly  to the  operation  of the  aircraft  including  fuel,  lease and  insurance  expenses,  pilot and  flight  attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses  include both the direct cost of fuel,  including  taxes, as well as the cost of delivering fuel into the aircraft.  Aircraft fuel expense of $32,727,000 for 32,695,000  gallons used and  $18,512,000  for 27,404,000  gallons used resulted in an average fuel cost of $1 and 67.6(cent)per gallon,  for the six months ended  September  30, 2000 and 1999,  respectively.  Aircraft fuel expense  represented 38.9% and 32.9% of total flight operations  expenses and 13.4% and 11.3% of total revenue for the six months ended
September 30, 2000 and 1999,  respectively.  Aircraft fuel expense of  $18,190,000  for  16,995,000  gallons used and  $10,557,000  for
14,275,000  gallons used resulted in an average fuel expense of $1.07 and 74(cent)per gallon for the three months ended  September 30, 2000 and 1999,  respectively.  Aircraft fuel expenses  represented 40.9% and 34.8% of total flight operations  expenses for the three months ended September 30, 2000 and 1999, and 13.9% and 12.4% of total revenue,  respectively.  Fuel prices are subject to change weekly as we do not purchase  supplies in advance for inventory.  Fuel consumption for the six months ended September 30, 2000 and 1999 averaged 800 and 788 gallons per block hour,  respectively.  Fuel consumption  increased over the prior comparable  period because of an increase in our load factor from 63% to 68.3%.  During the six months ended  September  30,  2000, a major  competitor  directed  passengers  to us because of an increase in the number of delays and  cancellations  that airline  experienced.  Because of this we increased  the speeds we flew our aircraft to mitigate  flight delays,  which  increased our fuel burn rate.  Additionally,  we returned five aircraft to the lessor during the year ended March 31, 2000 and replaced them with four aircraft that are larger and have a higher fuel burn rate.

       Aircraft lease  expenses  totaled  $29,903,000  (12.3% of total  revenue) and  $22,019,000  (13.5% of total revenue) for the six months ended September 30, 2000 and 1999,  respectively,  an increase of 35.8%.  Aircraft lease expenses totaled  $15,135,000 (11.6% of total  revenue) and  $11,644,000  (13.6% of total  revenue) for the three months ended  September 30, 2000 and 1999,  respectively,  an increase of 30%. The  increase is largely due to higher  lease  expenses  for larger and newer  Boeing  737-300  aircraft  added to the fleet and an increase in the average  number of aircraft to 24 from 18.5,  or 29.7%,  during the six month period ended  September  30,
2000  compared to the same period in 1999.  The average age of our fleet  decreased  from 11.1 years as of  September  30, 1999 to 10.9 years as of September 30, 2000.

Aircraft insurance expenses totaled $1,616,000 (.7% of total revenue) for the six months ended September 30, 2000.  Aircraft insurance expenses for the six months ended September 30, 1999 were $1,317,000 (.8% of total revenue). Aircraft insurance expenses were .11(cent)and .12(cent)
per RPM for the six months ended September 30, 2000 and 1999, respectively.  Aircraft insurance expenses totaled $814,000 (.6% of total revenue) for the three months ended September 30, 2000.  Aircraft insurance expenses for the three months ended September 30,
1999 were $711,000 (.8% of total revenue). Aircraft insurance expenses were .11(cent)and .12(cent)per RPM for the six months ended September
30, 2000 and 1999, respectively.

       Pilot and flight  attendant  salaries before payroll taxes and benefits  totaled  $10,322,000 and $7,230,000 or 4.3% and 4.5% of passenger  revenue for each of the six months  ended  September  30, 2000 and 1999,  an increase of 42.8%.  Pilot and flight  attendant salaries  before payroll taxes and benefits  totaled  $5,399,000  and $3,777,000 or 4.2% and 4.5% of passenger  revenue for each of the three months ended  September 30, 2000 and 1999,  an increase of 42.9%.  In November  1998,  our pilots voted to be  represented  by an independent union, the Frontier Airline Pilots  Association.  The first bargaining  agreement for the pilots,  which has a 5-year term, was ratified and made  effective in May 2000.  Pilot and flight  attendant  compensation  increased  principally as a result of a 29.7%
increase in the average number of aircraft in service,  general wage rate increases,  and an increase of 17.5% in aircraft block hours.
We pay pilot and flight  attendant  salaries for training,  consisting of  approximately  six and three weeks,  respectively,  prior to scheduled  increases in service  which can cause the  compensation  expense  during such period to appear high in  relationship  to the average  number of aircraft in service.  When we are not in the process of adding  aircraft to our system,  we expect  pilot and flight attendant  expense  per  aircraft to  normalize.  With a  scheduled  passenger  operation,  and with  salaried  rather than hourly crew compensation,  our expenses for flight  operations are largely fixed,  with fuel expenses and flight catering the principal  exception.
We expect  pilot and flight  attendant  salary  expense to  increase  over  approximately  the next two years as a result of the Airbus transition and related training required for that transition.

       Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $28,489,000 and $22,871,000 (an increase of 24.6%)
for the six months ended  September 30, 2000 and 1999,  respectively,  and represented  11.7% and 14.0% of total revenue.  Aircraft and traffic  servicing  expenses were  $14,841,000 and $12,026,000 (an increase of 23.4%) for the three months ended September 30, 2000 and
1999,  respectively,  and represented 11.3% and 14.1% of total revenue.  Aircraft and traffic  servicing  expenses include all expenses incurred at airports  including  landing fees,  facilities  rental,  station labor,  ground handling  expenses,  and  interrupted  trip expenses  associated with delayed or cancelled  flights.  Interrupted  trip expenses are amounts paid to other airlines to reaccomodate passengers as well as hotel, meal and other incidental  expenses.  Aircraft and traffic servicing  expenses increased with the addition of new cities and departures to our route system.  During the six months ended  September 30, 2000, we served 23 cities  compared to 20 during the six months  ended  September  30,  1999,  or an  increase  of 15%.  During the six months  ended  September  30,  2000,  our departures  increased to 18,901 from 16,384 or 15.4%.  Aircraft and traffic  servicing  expenses  were $1,507 per departure for the six months ended  September  30, 2000 as compared to $1,396 per  departure  for the six months ended  September 30, 1999, or an increase of
$111 per  departure.  During the three  months  ended  September  30,  2000,  our  departures  increased  to 9,772 from 8,441 or 15.8%.
Aircraft and traffic  servicing  expenses were $1,519 per departure for the three months ended September 30, 2000 as compared to $1,425 per  departure  for the three months ended  September 30, 1999,  or an increase of $94 per  departure.  Aircraft and traffic  servicing expenses  increased as a result of a general wage rate  increase  effective  in January  2000,  contract  ground  handling  services in certain of the cities we serve as a result of increased  frequencies  in existing  markets and  introduction  of service to new cities, and increased per passenger  charges as a result of the greater  number of  passengers  we carried.  These  increases  were offset by a decrease in  interrupted  trip  expenses as a result of an  improvement  in our  completion  factor from 98.9% for the six months ended
September 30, 1999 to 99.4% for the six months ended September 30, 2000.

       Maintenance.  Maintenance  expenses of $32,591,000 and $26,047,000  were 13.4% and 16% of total revenue for the six months ended
September 30, 2000 and 1999,  respectively.  Maintenance  expenses of $18,200,000 and  $12,609,000  were 14% and 14.8% of total revenue for the three months ended September 30, 2000 and 1999,  respectively.  These include all labor,  parts and supplies  expenses  related to the  maintenance of the aircraft.  Routine  maintenance is charged to maintenance  expense as incurred while major engine  overhauls and heavy  maintenance check expense is accrued monthly with variances from accruals  recognized at the time of the check.  Maintenance cost per block  hour for the six months  ended  September  30,  2000 and 1999 were $798 and $749,  respectively.  During the six months ended  September  30,  1999,  we accrued  for an  unanticipated  engine  repair  expense as a result of a  premature  failure  totaling
$1,500,000.  During the quarter  ended  December 31, 1999,  this accrual was reversed as the engine  manufacturer  agreed to repair the engine at no cost to us.  Maintenance  cost per block hour for the six months ended  September 30, 1999 would have been $706  excluding this engine  repair  expense and the  maintenance  cost per block hour for the six months ended  September 30, 2000 compared to the six months ended  September  30, 1999 would have  represented  a 13% increase.  Maintenance  costs per block hour  increased as a result of increased  facilities  rentals to satisfy  additional  space  requirements for the increase in aircraft coupled with an increase in the number of aircraft  simultaneously  out of service for heavy  maintenance,  and a general wage rate  increase  effective  January 2000.
Because of the  increase  in the number of aircraft  out of service for heavy  maintenance,  our average  daily block hour  utilization decreased from 10.3 for the six months ended  September 30, 1999 to 9.3 for the six months ended September 30, 2000.  Maintenance  cost per block hour for the three  months  ended  September  30,  2000 and 1999 were $874 and $701,  respectively,  or an increase of 24.7%.
During the three months ended September 30, 2000, two of our aircraft  underwent an unusually  extensive  maintenance  check.  This was the first time we were required to perform a heavy annual  maintenance  check on these aircraft  since they entered our fleet.  We also incurred  increased  costs in personnel,  training and  information  technology  expenses for  implementation  of new  maintenance  and engineering software and in preparation for the Airbus transition.

       Promotion  and Sales.  Promotion  and sales  expenses  totaled  $27,821,000  and  $24,227,000  and were 11.4% and 14.8% of total revenue for the six months ended September 30, 2000 and 1999,  respectively.  These include  advertising  expenses,  telecommunications expenses,  wages and benefits for  reservationists  and reservations  supervision as well as marketing  management and sales personnel, credit card fees, travel agency  commissions and computer  reservations  costs.  Promotion and sales expenses decreased as a percentage of revenue  for the six months  ended  September  30,  2000 over the prior  comparable  period  largely as a result of the  increase in revenue and a decrease in travel agency commissions.

       During the six months ended  September 30, 2000,  promotion and sales  expenses per  passenger  decreased to $18.09  compared to
$20.71 for the six months ended  September  30,  1999.  Promotion  and sales  expenses  decreased  largely as a result of a decrease in travel agency commissions from 8% to 5% effective in November 1999,  matching a decrease  instituted by our competitors.  Travel agency commissions  and interline  service charges and handling fees, as a percentage of passenger  revenue,  before  non-revenue  passengers, administrative  fees and breakage  (revenue  from expired  tickets),  decreased  to 3.5% for the six months  ended  September  30, 2000 compared to 5% for the six months  ended  September  30,  1999.  The  decrease in travel  agency  commissions  was offset by  increased commission  expense  associated with the increase in our average fare as we do not cap commissions.  With increased activity on our web site, our calls per passenger  have  decreased.  Because of the increase in web site  activity,  as well as a decrease in long distance rates,  we  experienced  a decrease  in  communications  expense.  These cost  savings  were  offset by an increase in credit card fees associated  with the  increase in our average  fare from $131 for the six months  ended  September  30, 1999 to $149 for the six months ended September 30, 2000.

       General and  Administrative.  General and  administrative  expenses for the six months ended September 30, 2000 and 1999 totaled
$12,645,000  and $7,859,000 and were 5.2% and 4.8% of total revenue,  respectively,  an increase of 60.9%.  During the six months ended
September 30, 2000 and 1999, we accrued for employee performance bonuses totaling $4,293,000 and $1,875,000,  respectively,  which were
1.8% and 1.2% of total revenue,  an increase of 129%.  Employee  performance  bonuses  increased over the prior comparable  period as a result of our increased  profitability and an enhancement to the bonus program.  General and administrative  expenses include the wages and  benefits  for  several of our  executive  officers  and  various  other  administrative  personnel  including  legal,  accounting,

information  technology,  aircraft procurement,  corporate  communications,  training and human resources and other expenses associated with these departments.  Employee health benefits,  accrued vacation and bonus expenses,  general insurance expenses including worker's compensation,  and write-offs  associated with  uncollectible  accounts are also included in general and  administrative  expenses.  We experienced  increases in our human  resources,  training and information  technology  expenses as a result of an increase in employees from  approximately  1,763 in September  1999 to  approximately  2,273 in September  2000,  an increase of 28.9%.  We also  experienced personnel  increases  in the area of  aircraft  procurement  as a result of the  purchase  and lease  agreements  for Airbus  aircraft.
Because of the increase in personnel,  our health  insurance  benefit  expenses and accrued  vacation  expense  increased  accordingly.
During the six months ended September 30, 2000, our accrued  vacation  expense  increased as a result of the increase in pilot salaries and vacation  benefits due to a collective  bargaining  agreement  concluded with the pilots' union effective in May 2000.  General and administrative  expenses for the three months ended  September 30, 2000 and 1999 totaled  $6,416,000  and  $4,171,000  and were 4.9% of total  revenue for each of these  periods,  an increase of 53.8%.  During the three months  ended  September  30, 2000,  we reduced our health insurance liability by $507,000 because our benefit claim payments have been less than actuarially developed expected costs.

       Depreciation and Amortization.  Depreciation and amortization  expenses of $2,293,000 and $1,208,000 were  approximately .9% and
 .7% of total revenue for the six months ended September 30, 2000 and 1999, an increase of 89.9%.  These expenses  include  depreciation of office equipment,  ground station equipment, spare parts, aircraft leasehold improvements,  and other fixed assets.  Amortization of start-up  and  route  development  costs  are not  included  as these  expenses  have  been  expensed  as  incurred.  Depreciation  and amortization  expenses increased over the prior year as a result of an increase in our spare parts inventory  including a spare engine, leasehold  improvements  associated  with 14 aircraft  (eight  additional  and six  replacement)  added to our fleet during the past 18 months,  ground  handling  equipment,  and  computers to support new  employees as well as  replacement  computers for those with dated technology.

       Nonoperating  Income (Expense).  Net nonoperating income totaled $3,700,000 for the six months ended September 30, 2000 compared to $1,914,000 for the six months ended  September 30, 1999.  Interest  income  increased from  $1,947,000 to $3,773,000  during the six months ended  September  30, 2000 from the prior period due to an increase in cash balances as a result of an increase in cash provided by operating activities and proceeds from stock option and warrant exercises.

       Income Tax Expense. We accrued  income taxes of  $23,025,000  and  $10,301,000 at 39% and 38.25% of taxable income during the six months ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

       Our balance sheet reflected cash and cash  equivalents and short-term  investments of $120,891,000  and $83,611,000 at September
30,  2000 and  March 31,  2000,  respectively.  At  September  30,  2000,  total  current  assets  were  $191,355,000  as  compared  to
$123,342,000 of total current  liabilities,  resulting in working capital of $68,013,000.  At March 31, 2000, total current assets were
$140,361,000 as compared to $98,475,000 of total current  liabilities,  resulting in working  capital of  $41,886,000.  The increase in our working  capital is largely a result of cash flows  provided by operating  activities  and proceeds from  exercises of common stock options and warrants  during the six months ended  September  30, 2000.  We believe that our  existing  cash  balances,  combined  with improved operating results,  are and will be adequate to fund our operations for the foreseeable  future.  However, as discussed below, we will require financing in order to fund our intended purchase of Airbus A319 and A318 aircraft.

       Cash provided by operating  activities for the six months ended September 30, 2000 was $51,264,000.  This is attributable to our net  income  for the  period,  increases  in air  traffic  liability,  other  accrued  expenses,  income  taxes  payable,  and  accrued maintenance  expense,  offset by increases  in trade  receivables,  security,  maintenance  and other  deposits,  prepaid  expenses and inventories,  and a decrease in accounts  payable.  Cash provided by operating  activities for the six months ended  September 30, 1999 was  $32,704,000.  This is  attributable to our net income for the period,  the utilization of deferred tax assets,  decreases in trade receivables,  increases in our air traffic liability,  other accrued expenses, and accrued maintenance expenses, offset by increases in security, maintenance and other deposits, prepaid expenses and inventories.

       Cash used by investing  activities for the six months ended September 30, 2000 was $1,979,000.  We had maturities of $13,760,000 in short-term  investments,  net of purchases,  comprised of certificates of deposit and government-backed  agencies with maturities of one year or less.  During the six months ended September 30, 2000, we made cash security  deposits and pre-delivery  payments  totaling
$5,688,000  associated with two leased Boeing 737-300 aircraft  delivered during the six months ended September 30, 2000, the 16 Airbus aircraft we have agreed to lease with  delivery  dates  beginning in June 2001,  and the 12 Airbus  aircraft we have agreed to purchase with  delivery  dates  beginning  in May 2001.  During  the six months  ended  September  30,  2000,  we used  $7,121,000  for  capital expenditures for rotable aircraft  components,  maintenance  equipment and tools,  aircraft leasehold costs and improvements,  computer equipment and software for  enhancements to our internet  booking site, our reservation  system and a replacement  maintenance  system.
Cash used by investing  activities for the six months ended September 30, 1999 was $37,405,000.  We invested  $33,467,000 in short-term investments,  net of maturities,  comprised of  government-backed  agencies with maturities of one year or less.  During the six months ended  September 30, 1999,  cash security  deposits for aircraft  totaling  $1,834,000 were returned to us. We had issued to certain of our aircraft lessors warrants to purchase 395,000 shares of our Common Stock at an aggregate  purchase price of $2,391,600.  During May
1999 and June 1999,  aircraft  lessors  exercised  all of these  warrants and we received  $2,391,600.  To the extent that the aircraft lessors were able to realize  certain  profit  margins on their  subsequent  sale of our Common  Stock,  they were required to refund a portion of the cash security  deposits they were holding.  As a result of their sales of our Common Stock,  $1,024,000 in cash security deposits were returned to us during the six months ended  September 30, 1999.  Other cash security  deposits were replaced with letters of credit and these  deposits  were returned to us. We also received  $500,000 in cash security  deposits for aircraft  returned to the lessor during the six months ended September 30, 1999.  Additionally,  we secured five aircraft  delivered  during the six months ended
September 30, 1999 with letters of credit totaling $1,610,000.  Our restricted  investments increased $1,610,000 to collateralize these letters of credit.  We used $4,162,000 for capital  expenditures  for rotable  aircraft  components,  maintenance  equipment and tools, aircraft leasehold costs and improvements, and computer equipment during the six months ended September 30, 1999.

       Cash provided by financing  activities  for the six months ended  September  30, 2000 and 1999 was  $1,755,000  and  $5,096,000,
respectively.  During the six months ended September 30, 2000 and 1999 we received  $1,810,000 and $5,148,000,  respectively,  from the exercise of common stock options and warrants.

       As of October 31, 2000, we lease 25 Boeing 737 type aircraft under operating  leases with expiration  dates ranging from 2002 to
2006.  Under  these  leases,  we were  required  to make cash  security  deposits  or issue  letters  of  credit  to  secure  our lease obligations.  At September  30, 2000, we had made cash  security  deposits and had arranged for issuance of letters of credit  totaling
$3,858,000 and  $10,215,000,  respectively.  Accordingly,  our restricted cash balance  includes  $10,215,000  that  collateralize  the outstanding letters of credit.  Additionally,  we make deposits for maintenance of these aircraft.  At September 30 and March 31, 2000, we had made maintenance deposits of $33,659,000 and $26,912,000, respectively.

       In March 2000, we entered into an agreement,  amended in July 2000, to purchase up to 29 new Airbus aircraft.  We have agreed to firm purchases of 12 of these aircraft,  and have options to purchase up to an additional 17 aircraft.  This order contemplates a fleet replacement  plan by which we will phase out our Boeing 737  aircraft  and  replace  them with a  combination  of Airbus  A319 and A318 aircraft.  The aggregate additional amounts due under this purchase commitment and estimated amounts for buyer-furnished  equipment and spare parts for both the purchased  and leased  aircraft was  approximately  $374,046,000  as of October  2000.  Under the terms of the purchase  agreement,  we are  required to make  scheduled  pre-delivery  payments.  These  payments  are  non-refundable  with  certain exceptions.  As of October 31, 2000,  the Company has made  pre-delivery  payments  totaling  $11,488,000  to secure these aircraft and option aircraft.  As a complement to this purchase,  in April and May 2000 we signed two agreements to lease 16 new Airbus aircraft. As of September  30, 2000, we have made cash security  deposits and had arranged for issuance of letters of credit  totaling  $200,000 and
$3,089,000,  respectively,  to secure these aircraft. Upon completion of our fleet transition,  we expect our owned and leased fleet to be  comprised  of  approximately  two-thirds  A319  aircraft  and  one-third  A318  aircraft.  We expect to take  delivery of our first purchased  Airbus aircraft in May 2001 and our first leased Airbus aircraft in June 2001, and plan to complete our fleet  transition by the end of 2004.  The A319 and A318 aircraft will be configured  with 132 and 114 passenger  seats,  respectively,  with a 33-inch seat pitch.  In order to complete the  purchase of these  aircraft we must secure  acceptable  aircraft  financing.  The amount of financing required will depend on the number of aircraft  purchase  options we exercise and the amount of cash  generated by operations  prior to delivery of the aircraft.  We continue to explore various  financing  alternatives,  including but not limited to, domestic and foreign bank  financing,  public debt financing such as enhanced  equipment trust  certificates,  and leveraged  lease  arrangements.  While we believe that such financing  will be available to us, there can be no assurance  that financing will be available when required,  or on acceptable  terms.  The inability to secure such  financing  could have a material  adverse effect on us and result in delays in or our inability to take delivery of Airbus aircraft we have agreed to purchase.

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

       The price of aviation fuel has recently  increased  substantially  more than the foregoing  hypothetical  example as our average cost per gallon of fuel for the six months  ended  September  30, 2000  increased  47.9% over our average cost for fuel during the same period ended  September  30, 1999.  See  "Management's  Discussion  and Analysis of  Financial  Condition  and Results of  Operations -
Operating Expenses."

                                                      PART II. OTHER INFORMATION

Item 4:       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The annual meeting of shareholders of the Company was held on September 7, 2000, at which a quorum for the transaction of business was present.  One matter was voted upon, as described below.

              Members of the  Company's  Board of  Directors  elected at the meeting  were Samuel D. Addoms,  D. Dale  Browning,  Paul S.
              Dempsey,  William B. McNamara,  B. Larae  Orullian,  , and James B.  Upchurch.  The votes cast with respect to each nominee were as follows:

                           10,982,378 "For" Mr. Addoms;                    11,096 "Withheld"
                           10,978,831 "For" Mr. Browning;                  14,643 "Withheld"
                           10,980,612 "For" Mr. Dempsey;                   12,862 "Withheld"
                           10,980,435 "For" Mr. McNamara;                  13,039 "Withheld"
                           10,977,332 "For" Ms. Orullian;                  16,142 "Withheld"
                           10,979,487 "For" Mr. Upchurch;                  13,987 "Withheld"

Item 6:       Exhibits and Reports on Form 8-K
              --------------------------------

Exhibit
Numbers
-------

(a)      Exhibits

              10.11(b) Aircraft Lease Extension and Amendment Agreement (MSN23257) dated as of September 29, 2000, between General
                       Electric Capital Corporation and Frontier Airlines, Inc. (1)

              10.12(a) Aircraft Lease Extension and Amendment Agreement (MSN22733) dated as of September 29, 2000, between Polaris
                       Holding Company and Frontier Airlines, Inc. (1)

              10.13(b) Aircraft Lease Extension and Amendment Agreement (MSN22734) dated as of September 29, 2000, between Polaris
                       Holding Company and Frontier Airlines, Inc. (1)

              10.51(a) Amendment No. 1 to Airbus A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L., Seller, and Frontier Airlines, Inc., Buyer.  Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (1)

              10.59   Aircraft Lease Agreement dated as of August 14, 2000 between Frontier Airlines, Inc., Lessee, and International
                      Lease Finance Corporation, Lessor, in respect to one Boeing 737-300 aircraft (MSN26301). Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (1)

              10.60   General Terms Agreement No. 6-13616 between CFM International and Frontier Airlines, Inc.  Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made. (1)

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

                                                     FRONTIER AIRLINES, INC.

Date:  November 2, 2000                              By: /s/ Steve B. Warnecke
                                                     ----------------------------------------------
                                                     Steve B. Warnecke, Vice President and
                                                     Chief Financial Officer

Date:  November 2, 2000                              By: /s/ Elissa A. Potucek
                                                     ----------------------------------------------
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer