Form 10-Q
period 2000-12-31
FRONTIER AIRLINES INC /CO/
filed 2001-02-08
CIK 921929

                                                      FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-24126

                                               FRONTIER AIRLINES, INC.
                                               -----------------------
                               (Exact name of registrant as specified in its charter)

                                      Colorado                                             84-1256945
--------------------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporated or organization)               (I.R.S. Employer Identification No.)

                 7001 Tower Road,  Denver, CO                                               80249
               --------------------------------                                          -------------
           (Address of principal executive offices)                                       (Zip Code)

Issuer's telephone number including area code:  (720) 374-4200

Indicate by check mark whether the registrant  (1) has filed all reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for
the past 90 days.  Yes  X   No
                       ---     -----

The number of shares of the Company's Common Stock outstanding as of February 6, 2001 was 18,674,310.

                                                  TABLE OF CONTENTS

                                         PART I. FINANCIAL INFORMATION

                                                                                                           Page
                                                                                                           ----

Item 1.  Financial Information

         Financial Statements                                                                                 1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                          16

                                               PART II. OTHER INFORMATION

Item 5.  Other Information                                                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                                                    18

                                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)
                                                                               December 31,      March 31,
                                                                                   2000            2000
                                                                             ---------------------------------
Assets
------
Current assets:
    Cash and cash equivalents                                                   $ 104,275,276    $ 67,850,933
    Short-term investments                                                          2,000,000      15,760,000
    Restricted investments                                                          5,000,000       4,000,000
    Trade receivables, net of allowance for doubtful accounts of $342,951
      and $170,819 at December 31 and March 31, 2000, respectively                 18,392,271      22,190,835
    Maintenance deposits                                                           27,591,167      19,637,128
    Prepaid expenses and other assets                                               7,214,043       7,386,851
    Inventories                                                                     3,368,112       2,235,183
    Deferred tax assets                                                             1,583,812       1,136,194
    Deferred lease expense                                                             82,214         163,527
                                                                             ---------------------------------
            Total current assets                                                  169,506,895     140,360,651
Security, maintenance and other deposits                                           38,222,409      17,613,122
Property and equipment, net                                                        28,590,293      21,654,262
Deferred lease and other expenses                                                      62,910         104,243
Restricted investments                                                             12,026,660       7,813,760
                                                                             ---------------------------------
                                                                               $  248,409,167   $ 187,546,038
                                                                             =================================
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                           $   10,435,331   $  14,407,913
    Air traffic liability                                                          39,716,040      44,518,837
    Other accrued expenses                                                         15,815,475      12,058,755
    Income taxes payable                                                            8,248,063       5,483,264
    Accrued maintenance expense                                                    31,018,751      21,893,316
    Current portion of obligations under capital leases                               122,274         113,029
                                                                             ---------------------------------
            Total current liabilities                                             105,355,934      98,475,114
Accrued maintenance expense                                                        10,418,179       7,214,167
Deferred tax liability                                                                447,049         483,514
Obligations under capital leases, excluding current portion                           236,333         328,702
                                                                             ---------------------------------
            Total liabilities                                                     116,457,495     106,501,497
                                                                             ---------------------------------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued                                                                 -                -
    Common stock, no par value, stated value of $.001 per share, authorized 40,000,000 shares; 18,208,381 and 17,732,273 shares
        issued and outstanding at December 31 and March 31, 2000, respectively         18,208          17,732
    Additional paid-in capital                                                     73,284,951      67,946,230
    Unearned ESOP shares                                                           (2,216,250)       (857,713)
    Retained earnings                                                              60,864,763      13,938,292
                                                                             ---------------------------------
            Total stockholders' equity                                            131,951,672      81,044,541
                                                                             ---------------------------------
                                                                                $ 248,409,167   $ 187,546,038
                                                                             =================================
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Income
(Unaudited)
                                                   Three Months Ended               Nine Months Ended
                                             December 31,     December 31,     December 31,    December 31,
                                                 2000             1999             2000            1999
                                            ---------------- -------------------------------------------------
Revenues:

    Passenger                                $  111,318,875   $   71,663,224   $  350,690,244  $  231,050,921
    Cargo                                         2,102,347        1,767,542        5,374,595       4,686,118
    Other                                           790,814          543,143        2,038,819       1,576,332
                                            ---------------- -------------------------------------------------

            Total revenues                      114,212,036       73,973,909      358,103,658     237,313,371
                                            ---------------- -------------------------------------------------

Operating expenses:

    Flight operations                            48,003,293       32,338,722      132,090,129      88,599,352
    Aircraft and traffic servicing               15,279,898       12,438,953       43,768,413      35,309,736
    Maintenance                                  15,926,512       10,836,699       48,517,172      36,883,441
    Promotion and sales                          13,220,744        9,991,341       41,041,610      34,218,130
    General and administrative                    5,738,402        3,577,780       18,383,889      11,436,318
    Depreciation and amortization                 1,380,767          780,732        3,673,549       1,988,384
                                            ---------------- -------------------------------------------------

            Total operating expenses             99,549,616       69,964,227      287,474,762     208,435,361
                                            ---------------- -------------------------------------------------

            Operating income                     14,662,420        4,009,682       70,628,896      28,878,010
                                            ---------------- -------------------------------------------------

Nonoperating income (expense):
    Interest income                               2,229,031        1,172,868        6,001,629       3,119,990
    Interest expense                               (20,856)         (46,599)         (55,806)        (94,615)
    Other, net                                     (10,508)         (70,435)         (47,709)        (55,414)
                                            ---------------- -------------------------------------------------

            Total nonoperating income, net        2,197,667        1,055,834        5,898,114       2,969,961
                                            ---------------- -------------------------------------------------

Income before income tax expense and
    cumulative effect of change in method
    of accounting for maintenance checks         16,860,087        5,065,516       76,527,010      31,847,971

Income tax expense                                6,575,434        1,970,135       29,600,539      12,271,504
                                            ---------------- -------------------------------------------------

Income before cumulative effect of
  change in accounting principle                 10,284,653        3,095,381       46,926,471      19,576,467

Cumulative effect of change in method of
  accounting for maintenance checks                       -                - -                        549,009

                                            ---------------- -------------------------------------------------
Net income                                $      10,284,653$       3,095,381$      46,926,471$     20,125,476
                                            ================ =================================================

(continued)

FRONTIER AIRLINES, INC.
Statements of Income, continued
(Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                             December 31,     December 31,     December 31,    December 31,
                                                 2000             1999             2000            1999
                                            ---------------- -------------------------------------------------
Earnings per share:
  Basic:
    Income before cumulative effect of a    $        0.57    $        0.18     $       2.62    $       1.14
      change in accounting principle
    Cumulative effect of change in method
      of accounting for maintenance checks              -                -                -            0.03
                                            ---------------- ---------------- --------------- ----------------
     Net income                             $        0.57    $        0.18     $       2.62    $       1.17
                                            ================ ================ =============== ================

  Diluted:
    Income before cumulative effect of a
      change in accounting principle        $        0.52     $       0.16     $       2.41    $       1.04
    Cumulative effect of change in method
      of  accounting for maintenance checks             -                -                -            0.03
                                            ---------------- -------------------------------------------------
    Net income                              $        0.52     $       0.16     $       2.41    $       1.07
                                            ================ =================================================

Weighted average shares of
  common stock outstanding
            Basic                                18,124,114       17,585,736       17,929,482      17,195,012
                                            ================ =================================================
            Diluted                              19,845,386       19,053,879       19,434,445      18,778,260
                                            ================ =================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Stockholders' Equity
For the Year Ended March 31, 2000 and the
 Nine Months Ended December 31, 2000

                                   Common Stock                                   Retained
                              ---------------------   Additional    Unearned      earnings        Total
                                             Stated     paid-in       ESOP      (accumulated   stockholders'
                                 Shares      value      capital      shares       deficit)        equity
                              -------------------------------------------------------------------------------

                              -------------------------------------------------------------------------------
Balances,
    March 31, 1999              16,141,172  $ 16,141  $58,054,844   $   (609,375) $(13,070,961) $  44,390,649
Exercise of common stock
    warrants                     1,147,726     1,148    4,758,969                                   4,760,117
Exercise of common stock
    options                        343,375       343      563,712                                     564,055
Tax benefit from exercises of
  common stock options and
  warrants                                              3,425,055                                   3,425,055
Contribution of common stock
  to employees stock
  ownership plan                   100,000       100    1,143,650     (1,143,750)                         -
Amortization of employee stock
  compensation                                                           895,412                      895,412
Net income                                                                          27,009,253     27,009,253
                              -------------------------------------------------------------------------------
Balances,
    March 31, 2000              17,732,273  $ 17,732  $67,946,230    $  (857,713) $ 13,938,292   $ 81,044,541

Exercise of common stock
    warrants                        21,755        22       75,147                                      75,169
Exercise of common stock
    options                        454,353       364      934,831                                     935,195
Tax benefit from exercises of
  common stock options and
  warrants                                              2,112,583                                   2,112,583
Contribution of common stock
  to employees stock
  ownership plan                                  90    2,216,160     (2,216,250)                        -
Amortization of employee stock
  compensation                                                           857,713                      857,713
Net income                                                                          46,926,471     46,926,471

Balances,                     -------------------------------------------------------------------------------
    December 31, 2000           18,208,381  $ 18,208  $73,284,951    $(2,216,250) $ 60,864,763  $ 131,951,672
                              ===============================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Nine Months Ended December 31, 2000 and 1999
(Unaudited)

                                                                                   2000            1999
                                                                             ---------------------------------
Cash flows from operating activities:

    Net income                                                                 $   46,926,471   $  20,125,476
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock option plan compensation expense                           857,713         609,375
            Depreciation and amortization                                           3,796,195       2,210,930
            Deferred tax (benefit) expense                                           (484,083)      6,310,948
            Changes in operating assets and liabilities:
                Restricted investments                                             (1,632,400)        500,000
                Trade receivables                                                   3,798,564       4,781,956
                Security, maintenance and other deposits                          (12,131,674)     (4,867,552)
                Prepaid expenses and other assets                                     172,808      (1,136,084)                                172,808 (1,136,084)
                Inventories                                                        (1,132,929)       (944,428)
                Accounts payable                                                   (3,972,582)     (2,709,716)
                Air traffic liability                                              (4,802,797)     (1,354,597)
                Other accrued expenses                                              3,756,720         202,079
                Income taxes payable                                                4,877,382       3,043,930
                Accrued maintenance                                                12,329,447       4,709,028
                                                                             --------------------------------
                     Net cash provided by operating activities                     52,358,835      31,481,345
                                                                             --------------------------------

Cash flows from investing activities:
    Decrease (increase) in short-term investments                                  13,760,000     (18,260,000)
    Aircraft lease and purchase deposits, net                                     (16,431,652)         59,039)
    Increase in restricted investments                                             (3,580,500)     (2,284,000)
    Capital expenditures                                                          (10,609,580)    (12,207,973)
                                                                             ---------------------------------
                     Net cash used by investing activities                        (16,861,732)    (33,011,012)
                                                                             ---------------------------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                      1,010,364       5,163,328
    Principal payments on obligations under capital leases                            (83,124)        (73,734)
                                                                             ---------------------------------
                    Net cash provided by financing activities                         927,240       5,089,594
                                                                             ---------------------------------

                    Net increase in cash and cash equivalents                      36,424,343       3,559,927

Cash and cash equivalents, beginning of
period                                                                             67,850,933      47,289,072
                                                                             ---------------------------------

Cash and cash equivalents, end of period                                        $ 104,275,276   $  50,848,999
                                                                             =================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
December 31, 2000

(1)  Basis of Presentation

     The accompanying  unaudited financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information and the  instructions to Form 10-Q and Regulation  S-X.  Accordingly,  they do not include all of the  information and footnotes  required by generally  accepted  accounting  principles for complete  financial  statements and should be read in conjunction  with the Company's  Annual Report on Form 10-K for the year ended March 31, 2000. In the opinion of management,  all adjustments  (consisting only of normal recurring adjustments)  considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended December 31, 2000 are not necessarily  indicative of the results that will be realized for the full year.

(2)  Common Stock Transactions

     In April 1998, the Company issued a warrant to purchase  716,929 shares of the Company's Common Stock at a purchase price of $3.75 per share.  In January 2001, the warrant  holder  purchased  366,929  shares of Common Stock under this warrant,  resulting in net proceeds to the Company of $1,375,984.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This  report  contains  forward-looking  statements  within the  meaning of Section  21E of the  Securities  Exchange  Act of 1934 that describe the business and prospects of Frontier  Airlines,  Inc.  ("Frontier" or the "Company") and the expectations of our Company and management.  All statements,  other than statements of historical  facts,  included in this report that address  activities,  events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking  statements.  When used in this document,  the words "estimate,"  "anticipate,"  "project,"  "expect," "plan" and similar  expressions are intended to identify forward-looking  statements.  Forward-looking  statements are inherently  subject to risks and  uncertainties,  many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and  uncertainties  include,  but are not limited to: the timing of, and expense  associated  with,  expansion  and  modification  of our  operations  in  accordance  with our  business strategy or in response to competitive  pressures or other factors such as our  commencement  of passenger  service and ground handling operations at several  airports and assumption of maintenance and ground handling  operations at Denver  International  Airport ("DIA")
with our own employees;  general  economic  factors and behavior of the  fare-paying  public;  increased  federal  scrutiny of low-fare carriers  generally that may increase our operating  costs or otherwise  adversely  affect us and the impact of current and future laws and governmental  regulations  affecting the airline and travel industries and our operations;  actions of competing airlines,  such as increasing  capacity and pricing actions of United Airlines and other  competitors;  the availability of suitable  aircraft,  which may inhibit our ability to achieve operating  economies and implement our business strategy;  the unavailability of, or inability to secure upon acceptable terms,  financing  necessary to purchase  aircraft which we have ordered;  costs associated with, and issues arising in connection  with, our transition from a Boeing 737 fleet to an Airbus fleet;  our  relationship  with employees and the terms of future collective bargaining  agreements;  and uncertainties  regarding aviation fuel prices.  Because our business,  like that of the airline industry  generally,  is characterized by high fixed costs relative to revenues,  small fluctuations in our yield per revenue passenger mile ("RPM") or expense per available seat mile ("ASM") can  significantly  affect  operating  results.  See "Risk Factors" in our Form
10-K for the year ended March 31, 2000 as they may be modified by the disclosures contained in this report.

General

       We are a scheduled  airline based in Denver,  Colorado.  In February 2001, we relocated our principal  executive offices to 7001
Tower Road, Denver, Colorado 80249.

       As of January 31, 2001,  we operate  routes  linking our Denver hub to 22 cities in 18 states  spanning the nation from coast to coast.  We added Kansas  City,  Missouri to our route system on June 15, 2000,  and one daily  nonstop  flight to and from  Washington,
D.C.'s Ronald Reagan  International  Airport on September 7, 2000. On December 14, 2000, we added an additional daily round trip flight to both Orlando, Florida and San Diego, California.

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

       We are  commencing a fleet  replacement  plan to phase out our Boeing 737 aircraft  and replace them with a  combination  of new
Airbus  A319 and A318  aircraft.  The  decision  to change  fleet  types  was made for many  reasons,  including  the  availability  of updated  technology,  operational  advantages  and cabin comfort (wider cabin,  wider seats with added  amenities,  more  legroom).  We have agreed to firm  purchases of 12 of these  aircraft,  and have options to purchase up to an  additional  17 aircraft.  We also have agreed to lease 16 new Airbus  aircraft.  We expect to take delivery of our first  purchased  Airbus aircraft in May 2001 and our first leased Airbus  aircraft in June 2001, and we expect that both aircraft will enter  scheduled  service in June 2001. We plan to complete our  fleet  transition  by the end of 2004.  Upon  completion  of our fleet  transition,  we expect  our owned and  leased  fleet to be comprised of  approximately  two-thirds  A319 aircraft and one-third A318 aircraft.  The A319 and A318 aircraft will be configured with
132 and 114  passenger  seats,  respectively,  with a 33-inch  seat pitch.  We expect to incur  significant  costs,  as well as realize certain cost savings,  in connection with our transition  from a Boeing to an Airbus aircraft fleet.  Reference is made to Exhibit 99.1 filed with this report on Form 10-Q for a discussion of these costs and savings.

       In January 2001, we announced  EarlyReturns,  our own frequent flyer program that commenced February 1, 2001. We believe our new frequent  flyer  program  offers  some of the most  generous  benefits  in the  industry,  including  a free round trip at only  15,000 accumulated  miles.  Members  earn one mile for every mile flown on  Frontier  plus  additional  mileage  with  program  partners  that presently include  Continental  Airlines,  Midwest Express Airlines and Virgin Atlantic Airways as well as Alamo,  Hertz,  National and
Payless car rentals,  Kimpton  Group Hotels and Citicorp  Diners  Club.  Members who earn 25,000 or more annual  credited  flight miles attain  EarlyReturns  Summit Level,  which include a 25% mileage bonus on every paid Frontier flight,  priority  check-in and boarding, complimentary on-board alcoholic beverages,  extra allowance on checked baggage and priority baggage handling,  guaranteed reservations on any Frontier  flight when purchasing an unrestricted  Y-class ticket at least 72 hours prior to departure,  and an exclusive  Summit customer  service  toll-free  phone number.  To apply for the program,  customers  can visit our Web site at  www.frontierairlines.com, pick up an EarlyReturns  enrollment form at any of our airport  counters or call our EarlyReturns  Service Center toll-free  hotline at
866-26-EARLY or reservations at 800-4321-FLY.

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

Results of Operations

       We had net income of  $46,926,000  or $2.42 per diluted  share for the nine months  ended  December  31, 2000 as compared to net income of  $20,125,000  or $1.07 per diluted share for the nine months ended December 31, 1999. We had net income of $10,285,000 or 52(cent)
per diluted  share for the three months ended  December 31, 2000 as compared to net income of  $3,095,000  or 16(cent)per diluted share for the three months ended December 31, 1999.  During the nine months ended December 31, 2000, as compared to the prior comparable  period, we experienced higher average fares and load factors as a result of increases in the number of business  travelers,  a general increase in fare levels  including  increases  intended to offset increased fuel costs, and an increase in the number of passengers that a major competitor  directed to us because of an increase in the number of delays and cancellations that airline  experienced.  We believe that our passenger  traffic and related  revenues during the nine months ended December 31, 1999 were adversely  affected by late deliveries of aircraft and consumer concerns over the Year 2000 issue.

       Our cost per ASM for the nine months ended December 31, 2000 and 1999 were 9.09(cent)and 7.97(cent),  respectively,  an increase of 1.12(cent)
or 14.1%.  Cost per ASM  excluding  fuel for the nine months ended  December 31, 2000 and 1999 were 7.40(cent)and 6.82(cent),  respectively,  an increase of .58(cent)or 9%. Our cost per ASM increased during the nine months ended December 31, 2000  principally  because of increases in the cost of fuel which  accounted  for .54(cent)per ASM,  aircraft  rentals  for newer and  larger  aircraft  of .12(cent)per ASM,  maintenance expense of .11(cent)per ASM, and general and  administrative  expenses  primarily due to accrued  bonuses for all employees  resulting from increased  profitability,  and a higher level of employee  benefits of .14(cent)per ASM. A general wage rate increase  effective in January
2000 and an  increase  in pilots'  salaries  effective  in May 2000 also  contributed  to the  increase in cost per ASM during the nine months ended December 31, 2000.  During the nine months ended December 31, 2000, two of our aircraft  experienced  unusually  extensive maintenance  checks upon the first  occasions  we were  required to perform  annual  maintenance  checks on these  aircraft  since they entered our fleet.  During the nine months  ended  December  31, 2000,  we also  performed  "D" checks on two of our aircraft for which maintenance reserves paid to the lessor for reimbursement of these events did not entirely cover the associated expenses.

       An  airline's  break-even  load  factor is the  passenger  load factor that will  result in  operating  revenues  being equal to operating  expenses,  assuming  constant  revenue per passenger  mile and expenses.  For the nine months ended  December 31, 2000,  our break-even  load factor was 52.2%  compared to our achieved  passenger  load factor of 66.8%.  For the nine months  ended  December 31,
1999,  our  break-even  load factor was 51.1%  compared to our achieved  passenger  load factor of 59.3%.  Our  break-even  load factor increased  over the prior  comparable  period  largely as a result of an  increase  in our expense per ASM to 9.09(cent)for the nine months ended  December  31, 2000 from 7.97(cent)for the nine months ended  December  31,  1999,  offset by an increase in our average fare to $147 during the nine months ended  December 31, 2000 from $132 during the nine months ended  December 31, 1999, and an increase in our total yield per RPM from 15.29(cent)for the nine months ended December 31, 1999 to 16.95(cent)for the nine months ended December 31, 2000.

       During the nine months ended December 31, 2000 our average daily block hour utilization  decreased to 9.3 from 10.1 for the nine months ended  December 31, 1999.  The  calculation  of our block hour  utilization  includes all aircraft that are on our  certificate, which  encompass  scheduled  aircraft as well as  operational  and  maintenance  spares.  In August  2000 we took  delivery of our 25th aircraft on a power by the hour  agreement  until  December  2000 when we placed  this  aircraft  into  scheduled  service.  Therefore, aircraft utilization decreased due to the schedule block hours being diluted by an additional aircraft on our certificate.

       The following  table  provides  certain of our  financial  and  operating  data for the three month and nine month periods ended
December 31, 2000 and 1999.

                                                 Selected Financial and Operating Data

                                              Three Months Ended December 31,      Nine Months Ended December 31,
                                                  2000              1999               2000              1999
                                            ------------------------------------ ------------------------------------

Passenger revenue (000s) (1)                     $111,319          $71,663            $350,690          $231,051
Revenue passengers carried (000s)                     750              509               2,289             1,679
Revenue passenger miles (RPMs) (000s) (2)         685,507          470,484           2,113,107         1,552,207
Available seat miles (ASMs) (000s) (3)          1,071,714          900,328           3,162,972         2,616,813
Passenger load factor (4)                           64.0%            52.3%               66.8%             59.3%
Break-even load factor (5)                          54.3%            48.6%               52.2%             51.1%
Block hours (6)                                    21,068           17,660              61,916            52,432
Departures                                          9,755            8,234              28,656            24,618
Average seats per departure                           131              130                 131               128
Average stage length                                  839              841                 843               830
Average length of haul                                914              924                 923               924
Aircraft miles (000s)                               8,181            6,926              24,145            20,444
Average daily block hour utilization (7)              9.2              9.7                 9.3              10.1
Yield per RPM (cents) (8)                           16.24            15.23               16.60             14.89
Total yield per RPM (cents) (9)                     16.66            15.72               16.95             15.29
Total yield per ASM (cents) (10)                    10.66             8.22               11.32              9.07
Expense per ASM (cents)                              9.29             7.77                9.09              7.97
Expense per ASM excluding fuel (cents)               7.37             6.50                7.40              6.82
Average fuel cost per gallon                        $1.22            $0.85               $1.07             $0.73
Passenger revenue per block hour                   $5,284           $4,058              $5,664            $4,407
Average fare (11)                                    $142             $135                $146              $132
Average aircraft in fleet                            25.0             19.7                24.3              18.9
Aircraft in fleet at end of period                   25.0             20.0                25.0              20.0
Average age of aircraft at end of period             11.1             11.0                11.0              11.0
Average full-time equivalent employees              2,029            1,596               1,894             1,506
EBITDAR (000s) (12)                                31,603           17,263             119,728            65,921
EBITDAR as a % of revenue                           27.7%            23.3%               33.4%             27.8%

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

       The following table provides our operating  revenues and expenses expressed as cents per total ASMs and as a percentage of total operating revenues, as rounded, for the three month and nine month periods ended December 31, 2000 and 1999.

                                   Three Months Ended December 31,              Nine Months Ended December 31,
                              ------------------------------------------- -------------------------------------------
                                      2000                  1999                  2000                 1999
                              ------------------------------------------- -------------------------------------------
                                  Per         %        Per         %         Per         %         Per         %
                                 total       of       total       of        total       of        total       of
                                  ASM      Revenue     ASM      Revenue      ASM      Revenue      ASM      Revenue
                                  ---      -------     ---      -------      ---      -------      ---      -------

Revenues:
    Passenger                   10.39        97.5%     7.96      96.9%      11.09       97.9%      8.83      97.4%
    Cargo                        0.20         1.8%     0.20       2.4%       0.17        1.5%      0.18       2.0%
    Other                        0.07         0.7%     0.06       0.7%       0.06        0.6%      0.06       0.7%
                              ------------------------------------------- -------------------------------------------
Total revenues                  10.66       100.0%     8.22     100.0%      11.32      100.0%      9.07     100.0%
                              =========================================== ===========================================

Operating expenses:
    Flight operations            4.48        42.0%     3.59      43.7%      4.18        36.9%      3.39      37.3%
    Aircraft and traffic         1.43        13.4%     1.38      16.8%      1.38        12.2%      1.35      14.9%
      servicing
    Maintenance                  1.49        13.9%     1.20      14.6%      1.53        13.5%      1.41      15.5%
    Promotion and sales          1.23        11.6%     1.11      13.5%      1.30        11.5%      1.31      14.4%
    General and
      administrative             0.54         5.0%     0.40       4.8%      0.58         5.1%      0.44       4.8%
    Depreciation and
     amortization                0.13         1.2%     0.09       1.1%      0.12         1.0%      0.08       0.8%
                              ------------------------------------------- -------------------------------------------
Total operating expenses         9.29        87.2%     7.77      94.6%      9.09        80.3%      7.97      87.8%
                              =========================================== ===========================================

Total ASMs (000s)              1,071,714            900,328             3,162,972                        2,616,813

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

       Our average  fare for the nine months  ended  December  31, 2000 and 1999 was $147 and $132,  respectively.  We believe that the increase  in the  average  fare  during the nine  months  ended  December  31,  2000 over the prior  comparable  period was a result of increases in the number of business  travelers,  a general  increase in fare levels  including  increases  intended to offset increased fuel costs,  and an increase in the number of passengers  that a major  competitor  directed to us because of an increase in the number of delays and  cancellations  that airline  experienced.  We estimate that the additional  passenger traffic received from that airline had the effect of  increasing  our average fare and load factor for the nine months ended  December 31, 2000 by  approximately  .7 load factor points and .2%, respectively.

       Passenger  Revenues.  Passenger  revenues  totaled  $350,690,000  for the nine  months  ended  December  31,  2000  compared  to
$231,051,000  for the nine months ended  December  31,  1999,  or an increase of 51.8%,  which  exceeded the 20.9%  increase in ASMs of
546,159,000.  The number of revenue  passengers carried was 2,289,000 for the nine months ended December 31, 2000 compared to 1,679,000 for the nine months ended  December 31, 1999 or an increase of 36.3%.  We had an average of 24.3  aircraft in our fleet during the nine months ended  December 31, 2000 compared to an average of 18.9 aircraft  during the nine months ended December 31, 1999, an increase of
28.6%.  RPMs for the nine months  ended  December  31, 2000 were  2,113,107,000  compared to  1,552,207,000  for the nine months  ended
December 31, 1999, an increase of 36.1%.

       Cargo Revenues.  Cargo revenues,  consisting of revenues from freight and mail service,  totaled  $5,375,000 and $4,686,000,  an increase of 14.7%, for the nine months ended December 31, 2000 and 1999,  respectively,  representing 1.5% and 2.0%,  respectively,  of total  operating  revenues.  Cargo  revenues  totaled  $2,102,000 and $1,768,000 for the three months ended December 31, 2000 and 1999, representing 1.8% and 2.4% of total operating  revenues,  respectively,  an increase of 18.9%.  During July 2000 an audit was performed on our contract cargo sales and services  provider.  The audit  disclosed that for a 15 month period between  January 1, 1999 and March
31, 2000 both cash and credit card sales were  remitted  to us by our  services  provider,  even though we had  collected  for the cash sales directly from our customer.  We therefore  adjusted cargo revenue downward  $423,000 during the three months ended June 30, 2000.
Excluding the effect of this  adjustment,  on the current and prior  comparable  period,  cargo revenue would have been  $5,798,000 and
$4,429,000  for the nine months ended  December 31, 2000 and 1999,  respectively,  an increase of 30.9%.  This adjunct to the passenger business is highly  competitive and depends heavily on aircraft  scheduling,  alternate  competitive means of same day delivery service and schedule reliability.

       Other  Revenues.  Other  revenues,  comprised  principally  of interline  handling  fees,  liquor sales and excess baggage fees, totaled  $2,039,000 and $1,576,000,  or .6% and .7%,  respectively,  of total operating revenues for the nine months ended December 31,
2000 and 1999, an increase of 29.4%.

Operating Expenses

       Operating  expenses  include those related to flight  operations,  aircraft and traffic  servicing,  maintenance,  promotion and sales,  general and administrative  and depreciation and amortization.  Total operating expenses were $287,475,000 and $208,435,000 for the nine months ended December 31, 2000 and 1999 and  represented  80.3% and 88% of revenue,  respectively.  Total  operating  expenses for the three months ended December 31, 2000 and 1999 were  $99,550,000 and  $69,964,000  and  represented  87.2% and 94.6% of revenue, respectively.  Operating  expenses  decreased as a percentage of revenue  during the three and nine months ended December 31, 2000 as a result of the 51.8%  increase in passenger  revenues  attributable  primarily to a 36.3% increase in passengers and a 11.4% increase in the  average  fare  offset by a 46.6%  increase  in the  average  cost per gallon of fuel,  a general  wage rate  increase  that became effective  in January  2000,  an increase in pilots'  salaries  effective  in May 2000,  and an  increase in accrued  bonuses  based on increased profitability.

       Flight  Operations.  Flight  operations  expenses of $132,090,000  and $88,599,000 were 36.9% and 37.3% of total revenue for the nine months ended December 31, 2000 and 1999,  respectively.  Flight  operations  expenses of $48,003,000 and $32,339,000  were 42% and
43.7% of total revenue for the three months ended December 31, 2000 and 1999,  respectively.  Flight  operations  expenses  include all expenses related directly to the operation of the aircraft  including fuel,  lease and insurance  expenses,  pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses  include both the direct cost of fuel,  including  taxes, as well as the cost of delivering fuel into the aircraft.  Aircraft fuel expense of $53,278,000 for 49,595,000  gallons used and  $29,990,000  for 40,928,000  gallons used resulted in an average  fuel cost of $1.07 and 73.3(cent)per gallon,  for the nine months  ended  December  31, 2000 and 1999,  respectively.  Aircraft fuel expense  represented 40.3% and 33.8% of total flight  operations  expenses or 14.9% and 12.6% of total revenue for the nine months ended December 31, 2000 and 1999,  respectively.  Aircraft fuel expense of $20,550,000 for 16,900,000  gallons used and $11,478,000 for
13,524,000  gallons used resulted in an average fuel expense of $1.22 and .85(cent)per gallon for the three months ended  December 31, 2000 and 1999,  respectively.  Aircraft  fuel costs  represented  42.8% and 35.5% of total flight  operations  expenses for the three months ended December 31, 2000 and 1999,  respectively,  or 18% and 15.5% of total revenue.  Fuel prices are subject to change weekly as we do not purchase  supplies in advance for  inventory.  Fuel  consumption  for the nine months ended December 31, 2000 and 1999 averaged 801 and 781 gallons per block hour,  respectively.  Fuel consumption  increased over the prior comparable  period because of an increase in our load factor from 59.3% to 66.8%.  During the nine months ended  December 31, 2000, a major  competitor  directed  passengers  to us because of an increase in the number of delays and  cancellations  that airline  experienced.  Because of this we increased  the speeds we flew our aircraft to mitigate  flight delays,  which  increased our fuel burn rate.  Additionally,  we returned five aircraft to the lessor during the year ended March 31, 2000 and replaced them with four aircraft that are larger and have a higher fuel burn rate.

       Aircraft lease expenses  totaled  $45,472,000  (12.7% of total  revenue) and  $34,661,000  (14.6% of total revenue) for the nine months ended December 31, 2000 and 1999,  respectively,  an increase of 31.2%.  Aircraft lease expenses totaled  $15,570,000  (13.6% of total  revenue)  and  $12,543,000  (17% of total  revenue) for the three months  ended  December  31, 2000 and 1999,  respectively,  an increase of 24.1%.  The increase is largely due to an increase in the average  number of aircraft to 24.3 from 18.9,  or 28.6%,  during the nine month period ended December 31, 2000 compared to the same period in 1999..

Aircraft insurance expenses totaled $2,448,000 (.7% of total revenue) for the nine months ended December 31, 2000.  Aircraft insurance expenses for the nine months ended December 31, 1999 were $1,963,000 (.8% of total revenue). Aircraft insurance expenses were .12(cent)and .13(cent)
per RPM for the nine months ended December 31, 2000 and 1999, respectively. Aircraft insurance expenses totaled $831,000 (.7% of total revenue) for the three months ended December 31, 2000.  Aircraft insurance expenses for the three months ended December 31,
1999 were $647,000 (.9% of total revenue). Aircraft insurance expenses were .12(cent)and .14(cent)per RPM for the three months ended December
31, 2000 and 1999, respectively.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled  $16,126,000 and $11,142,000,  or 4.6% and 4.8% of passenger  revenue for the nine months ended  December 31, 2000 and 1999,  an increase of 44.7%.  Pilot and flight  attendant  salaries before  payroll  taxes and benefits  totaled  $5,804,000  and  $3,912,000  or 5.2% and 5.5% of passenger  revenue for each of the three months  ended  December  31,  2000 and 1999,  an  increase  of 48.4%.  In  November  1998,  our pilots  voted to be  represented  by an independent union, the Frontier Airline Pilots  Association.  The first bargaining  agreement for the pilots,  which has a 5-year term, was ratified and made  effective in May 2000.  Pilot and flight  attendant  compensation  increased  principally as a result of a 28.6%
increase in the average number of aircraft in service,  general wage rate increases,  and an increase of 18.1% in aircraft block hours.
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

       Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $43,768,000 and $35,310,000 (an increase of 23.4%)
for the nine months ended December 31, 2000 and 1999,  respectively,  and  represented  12.2% and 14.9% of total revenue.  Aircraft and traffic  servicing  expenses were  $15,280,000  and $12,439,000 (an increase of 22.8%) for the three months ended December 31, 2000 and
1999,  respectively,  and represented 13.4% and 16.8% of total revenue.  Aircraft and traffic  servicing  expenses include all expenses incurred at airports  including  landing fees,  facilities  rental,  station labor,  ground handling  expenses,  and  interrupted  trip expenses  associated with delayed or cancelled  flights.  Interrupted trip expenses are amounts paid to other airlines to reaccommodate passengers as well as hotel, meal and other incidental  expenses.  Aircraft and traffic servicing  expenses increased with the addition of new cities and departures to our route system.  During the nine months ended  December 31, 2000, we served 23 cities  compared to 20 during the nine  months  ended  December  31,  1999,  or an increase  of 15%.  During the nine months  ended  December  31,  2000,  our departures  increased to 28,656 from 24,618 or 16.4%.  Aircraft and traffic  servicing  expenses were $1,527 per departure for the nine months ended  December 31, 2000 as compared to $1,434 per departure for the nine months ended  December 31, 2000, or an increase of $93 per departure.  During the three months ended December 31, 2000,  our departures  increased to 9,764 from 8,234 or 18.6%.  Aircraft and traffic  servicing  expenses were $1,565 per departure for the three months ended December 31, 2000 as compared to $1,511 per departure for the three months ended  December 31, 1999, or an increase of $54 per  departure.  During the three months ended  December 31, 2000, we accrued  $800,000 ($82 per  departure),  representing  our estimate of the anticipated DIA revenue credit to be distributed to lease signatory  carriers for DIA's fiscal year ended  December 31, 2000. We did not have  sufficient  information  during the three and nine months ended  December 31, 1999 to provide an accrual for the DIA revenue  credit.  After  adjusting  the cost per  departure  for this credit for the three months ended December 31, 2000,  the cost per departure  would have been $1,648 and the cost per departure for the three months ended December 31, 2000 would have been a $137 increase over the prior comparable  period.  Aircraft and traffic servicing expenses  increased as a result of a general wage rate  increase  effective  in January  2000,  contract  ground  handling  services in certain of the cities we serve as a result of increased  frequencies  in existing  markets and  introduction  of service to new cities, and increased per passenger  charges as a result of the greater  number of  passengers  we carried.  These  increases  were offset by a decrease in  interrupted  trip expenses as a result of an  improvement  in our  completion  factor from 98.5% for the nine months ended
December 31, 1999 to 99.4% for the nine months ended December 31, 2000.

       Maintenance.  Maintenance  expenses of  $48,517,000  and  $36,883,000  were 13.5% and 15.5% of total revenue for the nine months ended December 31, 2000 and 1999,  respectively,  an increase of 31.5%.  Maintenance  expenses of $15,927,000 and $10,837,000  were 14%
and 14.7% of total revenue for the three months ended  December 31, 2000 and 1999,  respectively,  an increase of 42.8%.  These include all labor,  parts and supplies  expenses  related to the  maintenance  of the aircraft.  Routine  maintenance is charged to maintenance expense as incurred while major engine  overhauls and heavy  maintenance  check expense is accrued monthly with variances from accruals recognized  at the time of the check.  Maintenance  cost per block hour for the nine months ended  December 31, 2000 and 1999 were $784 and $703,  respectively.  Maintenance  cost per block hour for the three  months  ended  December 31, 2000 and 1999 were $756 and $614, respectively.  During the three months ended  December 31,  1999, a previous  accrual  recorded  during the three months ended June 30,
1999  totaling  $1,340,000  for an engine  repair  expense  estimate  as a result of a  premature  failure  was  reversed as the engine manufacturer  agreed to repair the engine at no cost to us.  Maintenance  cost per block hour for the three months  ended  December 31,
1999 would have been $690 without  this  adjustment.  Maintenance  cost per block hour  increased  as a result of increased  facilities rentals to satisfy  additional  space  requirements  for the  increase in aircraft  coupled  with an increase in the number of aircraft simultaneously out of service for heavy  maintenance,  and a general wage rate increase effective January 2000. Because of the increase in the number of aircraft out of service for heavy  maintenance,  our average daily block hour utilization  decreased from 10.1 for the nine months  ended  December 31, 1999 to 9.3 for the nine months ended  December  31, 2000.  During the nine months ended  December 31,
2000,  two of our aircraft  experienced  unusually  extensive  maintenance  checks.  During the nine months ended December 31, 2000, we also performed "D" checks on two of our aircraft for which  maintenance  reserves paid to the lessor for  reimbursement of these events did not cover the associated  expense.  These were the first occasions we were required to perform annual  maintenance  checks on these aircraft  since they  entered our fleet.  Additionally,  during the nine months  ended  December  31,  2000,  we accrued an  additional
$787,000 ($13 per block hour) for engine  reserves  based on revised cost  estimates  and a revised  schedule of engine  overhauls.  We also incurred  increased costs in personnel,  training and information  technology  expenses for  implementation of new maintenance and engineering  software  and in  preparation  for the Airbus  aircraft  transition.  In January  2001, a lease for spare  aircraft  parts expired and we purchased  these parts for  $2,500,000.  During the nine months ended December 31, 2000 we incurred  $1,241,000 of lease expenses associated with this lease included in maintenance expenses or $20 per block hour.

       Promotion and Sales.  Promotion and sales expenses totaled $41,042,000 and $34,218,000 and were 11.5% and 14.4% of total revenue for the nine months ended December 31, 2000 and 1999,  respectively.  Promotion and sales expenses  totaled  $13,221,000 and $9,991,000 and were  11.6% and 13.5% of total  revenue  for the three  months  ended  December  31,  2000 and 1999,  respectively.  These  include advertising  expenses,  telecommunications  expenses,  wages and benefits for reservationists  and reservations  supervision as well as marketing management and sales personnel,  credit card fees, travel agency commissions and computer  reservations costs.  Promotion and sales  expenses  decreased as a  percentage  of revenue for the nine months ended  December 31, 2000 over the prior  comparable  period largely as a result of the increase in revenue and a decrease in travel agency commissions.

       During the nine months ended  December 31, 2000,  promotion  and sales  expenses per passenger  decreased to $17.93  compared to
$20.38 for the nine months  ended  December 31,  1999.  Promotion  and sales  expenses  decreased  largely as a result of a decrease in travel agency commissions from 8% to 5% effective in November 1999,  matching a decrease  instituted by our competitors.  Travel agency commissions  and interline  service charges and handling fees, as a percentage of passenger  revenue,  before  non-revenue  passengers, administrative  fees and breakage  (revenue  from  expired  tickets),  decreased  to 3.5% for the nine months  ended  December 31, 2000 compared to 4.8% for the nine months ended  December  31,  1999.  The  decrease in travel  agency  commissions  was offset by increased commission  expense  associated with the increase in our average fare as we do not cap commissions.  With increased activity on our web site, our calls per passenger  have  decreased.  Because of the increase in web site  activity,  as well as a decrease in long distance rates,  we  experienced  a decrease in  communications  expense.  In July 2000,  we opened an  additional  reservation  facility in Las
Cruces,  New Mexico and terminated an outsourcing  agreement,  which reduced our cost of  reservations.  These cost savings were offset by an increase in credit card fees  associated  with the increase in our average fare from $132 for the nine months ended  December 31,
1999 to $147 for the nine months ended December 31, 2000.

       General and  Administrative.  General and  administrative  expenses for the nine months ended December 31, 2000 and 1999 totaled
$18,384,000 and $11,436,000 and were 5.1% and 4.8% of total revenue,  respectively,  an increase of 60.8%.  General and  administrative expenses  for the three  months  ended  December 31, 2000 and 1999  totaled  $5,738,000  and  $3,578,000  and were 5% and 4.8% of total revenue,  respectively,  an increase of 60.4%.  During the nine  months  ended  December  31,  2000 and 1999,  we accrued for  employee performance  bonuses  totaling  $5,615,000  and  $2,183,000,  respectively,  which were 1.6% and .9% of total  revenue,  an increase of
157.2%.  Employee  performance  bonuses  increased over the prior comparable  period as a result of our increased  profitability and an enhancement  to the bonus  program.  General and  administrative  expenses  include the wages and benefits for several of our executive officers and various other  administrative  personnel  including  legal,  accounting,  information  technology,  aircraft  procurement, corporate  communications,  training  and human  resources  and other  expenses  associated  with these  departments.  Employee  health benefits, accrued vacation and bonus expenses, general insurance expenses,  including worker's compensation,  and write-offs associated with credit card  chargebacks  are also  included  in general  and  administrative  expenses.  We  experienced  increases  in our human resources,  training and information  technology  expenses as a result of an increase in employees from approximately 1,950 in December
1999 to  approximately  2,300 in December  2000, an increase of 18%. We also  experienced  personnel  increases in the area of aircraft procurement as a result of the purchase and lease  agreements  for Airbus  aircraft.  Because of the increase in personnel,  our health insurance  benefit  expenses and accrued vacation expense  increased  accordingly.  During the nine months ended December 31, 2000, our accrued vacation expense increased as a result of the increase in pilot salaries and vacation  benefits due to a collective  bargaining agreement  concluded  with the pilots'  union  effective in May 2000.  During the three months ended  December 31, 2000, we reduced our health insurance  liability by $507,000 because our benefit claim payments have been less than  actuarially  developed  expected costs.
During the three months ended  December 31, 2000,  we reduced the accrual rate for credit card  chargebacks  and reduced our  allowance for doubtful  accounts by $372,000.  During the nine months ended December 31, 2000, we  implemented  new  procedures  associated  with certain sales transactions which reduced the volume of chargebacks we had previously experienced.

       Depreciation and  Amortization.  Depreciation  and  amortization  expenses of $3,674,000 and $1,988,000 were 1% and .8% of total revenue,  respectively,  for the nine  months  ended  December  31,  2000 and 1999,  an  increase  of  84.8%.  These  expenses  include depreciation of office equipment,  ground station  equipment,  spare parts,  aircraft leasehold  improvements,  and other fixed assets.
Amortization of start-up and route  development  costs are not included as these expenses have been expensed as incurred.  Depreciation and  amortization  expenses  increased  over the prior year as a result of an increase in our spare parts  inventory  including a spare engine,  leasehold  improvements  associated with 14 aircraft (eight additional and six replacement) added to our fleet during the past
21 months, ground handling equipment, and computers to support new employees as well as replacement computers.

       Nonoperating  Income (Expense).  Net nonoperating income totaled $5,898,000 for the nine months ended December 31, 2000 compared to $2,970,000 for the nine months ended December 31, 1999.  Interest  income  increased from  $3,120,000 to $6,002,000  during the nine months ended  December 31, 2000 from the prior period due to an increase in cash  balances as a result of an increase in cash  provided by operating activities and proceeds from stock option and warrant exercises.

       Income Tax Expense.  We accrued income taxes of $29,601,000  and $12,272,000 at 39% and 38.25% of taxable income during the nine months ended December 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

       Our balance sheet  reflected cash and cash  equivalents and short-term  investments of $106,275,000  and $83,611,000 at December
31, 2000 and March 31, 2000,  respectively.  At December 31, 2000,  total current assets were  $169,507,000 as compared to $105,356,000 of total current  liabilities,  resulting in working capital of $64,151,000.  At March 31, 2000, total current assets were $140,361,000 as compared to $98,475,000  of total current  liabilities,  resulting in working  capital of  $41,886,000.  The increase in our working capital is largely a result of cash flows  provided by operating  activities  and proceeds  from  exercises of Common Stock options and warrants  during the nine months  ended  December  31,  2000.  We believe  that our existing  cash  balances,  combined  with  improved operating results,  are and will be adequate to fund our operations for the foreseeable  future.  However,  as discussed below, we will require financing in order to fund our intended purchase of Airbus A319 and A318 aircraft.

       Cash provided by operating  activities for the nine months ended December 31, 2000 was $52,359,000.  This is attributable to our net income for the period,  decreases in receivables and increases in accrued  expenses,  income taxes payable and accrued  maintenance expense,  offset by increases in restricted  investments,  security,  maintenance and other deposits,  and inventories and decreases in accounts  payable and air traffic  liability.  Cash provided by operating  activities  for the nine months ended  December 31, 1999 was
$31,481,000.  This is  attributable  to our net income for the period and a decrease  in  receivables  and  increases  in income  taxes payable and accrued maintenance expenses, offset by increases in security,  maintenance and other deposits,  prepaid expenses and other assets, and inventories, and decreases in accounts payable and air traffic liability.

       Cash  used by  investing  activities  for the nine  months  ended  December  31,  2000 was  $16,862,000.  We had  maturities  of
$13,760,000 in short-term  investments,  net of purchases,  comprised of  certificates of deposit and  government-backed  agencies with maturities  of one year or less.  During the nine  months  ended  December  31,  2000,  we made cash  security  deposits  and  aircraft pre-delivery  payments totaling $16,432,000 and an increase in restricted  investments  totaling $3,581,000  associated with two leased
Boeing 737-300  aircraft  delivered during the nine months ended December 31, 2000, the 16 Airbus aircraft we have agreed to lease with delivery  dates  beginning in June 2001,  and the 12 Airbus  aircraft we have agreed to purchase with delivery  dates  beginning in May
2001.  During the nine months ended December 31, 2000, we used $10,610,000 for capital  expenditures  for rotable aircraft  components, maintenance  equipment and tools,  aircraft  leasehold costs and improvements,  computer equipment and software for enhancements to our internet booking site, our reservation  system and a replacement  maintenance  system.  Cash used by investing  activities for the nine months ended December 31, 1999 was $33,011,000.  We invested  $18,260,000 in short-term  investments,  net of maturities,  comprised of government-backed  agencies and commercial  paper with maturities of one year or less.  During the nine months ended December 31, 1999, cash  security  deposits for aircraft  totaling  $2,491,000  were  returned to us or replaced  with letters of credit.  During the nine months ended December 31, 1999, we made cash security  deposits  totaling  $200,000 in connection  with a letter of intent on an Airbus lease and  $2,550,000 in down payments  associated  with a letter of intent to purchase  Airbus  aircraft.  We had issued to certain of our aircraft  lessors  warrants to purchase  395,000 shares of our Common Stock at an aggregate  purchase  price of $2,391,600.  During
May 1999 and June 1999,  the  aircraft  lessors  exercised  all of these  warrants and we received  $2,391,600.  To the extent that the aircraft  lessors were able to realize  certain  profit  margins on their  subsequent  sale of our Common Stock,  they were required to refund a portion of the cash  security  deposits  they were  holding.  As a result of their  sales of our Common  Stock,  the  aircraft lessors  returned to us  $1,024,000  in cash  security  deposits  during the nine months ended  December 31, 2000.  Other cash security deposits  were replaced  with letters of credit and these  deposits  were  returned to us. We also  received  $625,000 in cash security deposits for aircraft  delivered  during the nine months ended  December 31, 2000.  Additionally,  we secured five  aircraft  delivered during the nine months ended  December 31, 1999 with letters of credit  totaling  $2,284,000 and  restricted  investments  increased by this amount to  collateralize  the letters of credit.  We used $12,208,000 for capital  expenditures  for rotable  aircraft  components including a spare CFM engine,  maintenance  equipment and tools,  aircraft  leasehold costs and  improvements,  and computer  equipment during the nine months ended December 31, 1999.

       Cash  provided by  financing  activities  for the nine months ended  December  31, 2000 and 1999 was  $927,000  and  $5,090,000,
respectively,  from the exercise of Common Stock  options and  warrants,  offset by principal  payments on  obligations  under  capital leases.  In April  1998,  we issued a warrant  to  purchase  716,929  shares of the our Common  Stock at a purchase  price of $3.75 per share. In January 2001, the warrant holder  purchased  366,929 shares of our Common Stock under this warrant  resulting in net proceeds to us of $1,376,000.

       As of January 31, 2000, we lease 25 Boeing 737 type aircraft under operating  leases with expiration  dates ranging from 2002 to
2006.  Under  these  leases,  we were  required  to make cash  security  deposits  or issue  letters  of  credit  to  secure  our lease obligations.  At December  31, 2000,  we had made cash  security  deposits and had arranged for issuance of letters of credit  totaling
$3,658,000  and  $7,126,000,  respectively.  Accordingly,  our restricted  cash balance  includes  $7,126,000  that  collateralize  the outstanding  letters of credit.  Additionally,  we make deposits for maintenance of these aircraft.  At December 31 and March 31, 2000, we had made maintenance deposits of $38,029,300  and $26,912,000, respectively.

       We have adopted a fleet  replacement  plan to phase out our Boeing 737 aircraft  and replace them with a  combination  of Airbus
A319 and A318  aircraft.  In March  2000,  we entered  into an  agreement,  as  subsequently  amended,  to purchase up to 29 new Airbus aircraft.  We have agreed to firm  purchases of 12 of these  aircraft,  and have options to purchase up to an  additional  17 aircraft.
Under the terms of the purchase agreement,  we are required to make scheduled pre-delivery payments.  These payments are non-refundable with certain  exceptions.  As of December 31, 2000, we have made pre-delivery  payments  totaling  $22,232,000 to secure these aircraft and  option  aircraft.  As a  complement  to this  purchase,  in April and May 2000 we signed  two  agreements  to lease 16 new  Airbus aircraft.  As of December 31, 2000,  we have made cash  security  deposits and had arranged for issuance of letters of credit  totaling
$200,000 and $3,089,000,  respectively,  to secure these aircraft.  The aggregate additional amounts due under this purchase commitment and estimated  amounts for  buyer-furnished  equipment and spare parts for both the  purchased  and leased  aircraft was  approximately
$380,000,000  as of January 2001. We expect to take delivery of our first  purchased  Airbus  aircraft in May 2001 and our first leased
Airbus  aircraft in June 2001,  and plan to complete  our fleet  transition  by the end of 2004.  In order to complete  the purchase of these aircraft we must secure acceptable  aircraft  financing.  The amount of financing  required will depend on the number of aircraft purchase  options we  exercise  and the amount of cash  generated  by  operations  prior to delivery  of the  aircraft.  We continue to explore various financing  alternatives,  including but not limited to domestic and foreign bank financing,  public debt financing such as enhanced equipment trust certificates,  and leveraged lease arrangements.  While we believe that such financing will be available to us, there can be no assurance that financing will be available  when  required,  or on acceptable  terms.  The inability to secure such financing could result in delays in or our inability to take delivery of Airbus  aircraft we have agreed to purchase,  which would have a material adverse effect on us.

       We expect to incur significant  costs, as well as realize certain cost savings,  in connection with our transition from a Boeing to an Airbus  aircraft  fleet.  Reference is made to Exhibit  99.1 filed with this report on Form 10-Q for a discussion  of these costs and savings.

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

       Our  earnings  are  affected  by  changes  in the price and  availability  of  aircraft  fuel.  Market  risk is  estimated  as a hypothetical  10 percent  increase in the average cost per gallon of fuel for the year ended March 31, 2000.  Based on fiscal year 2000 actual fuel usage,  such an increase  would have resulted in an increase to aircraft fuel expense of  approximately  $4,442,000 in that fiscal year.  Comparatively,  based on projected fiscal year 2001 fuel usage,  such an increase would result in an increase to aircraft fuel  expense of  approximately  $5,351,000  in fiscal year 2001.  The increase in exposure to fuel price  fluctuations  in fiscal year
2001 is due to the increase of our average aircraft fleet size during the year ended March 31, 2000,  projected  increases to our fleet during the year ended March 31, 2001 and related gallons purchased.

       The price of fuel has recently  increased  substantially  more than the  foregoing  hypothetical  example.  Our average cost per gallon of fuel for the nine months  ended  December  31,  2000  increased  45.9% over our average  cost for fuel during the same period ended  December 31, 1999.  See  "Management's  Discussion  and Analysis of Financial  Condition  and Results of  Operations - Operating
Expenses."

                                                      PART II. OTHER INFORMATION

Item 5:       Other Information

              See Exhibit 99.1, Frontier Airlines Fleet Transition Discussion.

Item 6:       Exhibits and Reports on Form 8-K
              --------------------------------

Exhibit
Numbers
-------

     (a) Exhibits

               10.51 (b)   Amendment No. 2 to Airbus A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L.,
                           Seller, and Frontier Airlines, Inc., Buyer.  Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made (1).

               10.61       Lease Agreement dated as of  December 15, 2000 between Gateway Office four, LLC, Lessor, and Frontier
                           Airlines, Inc., Lessee (1).

               99.1        Frontier Airlines Fleet Transition Discussion (1).

     (1) Filed herewith.

     (b) Reports on Form 8-K

              Report on Form 8-K filed with the Commission on January 22, 2001, Commission File No. 0-24126.

                                                              SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  February 7, 2001                              By: /s/ Steve B. Warnecke
                                                     ----------------------------------------------
                                                     Steve B. Warnecke, Vice President and
                                                     Chief Financial Officer

Date:  February 7, 2001                              By: /s/ Elissa A. Potucek
                                                     ----------------------------------------------
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer