Form 10-K
period 2001-03-31
FRONTIER AIRLINES INC /CO/
filed 2001-06-08
CIK 921929

                                                     FORM 10-K

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-24126

                                               FRONTIER AIRLINES, INC.
                                               -----------------------
                               (Exact name of registrant as specified in its charter)

                                      Colorado                                                            84-1256945_________
--------------------------------------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporated or organization)               (I.R.S. Employer Identification No.)

                  7001 Tower Road, Denver, CO                                                80249
                -------------------------------                                           -----------
           (Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number including area code:  (720) 374-4200

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
not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information statements  incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market value of common stock held by  non-affiliates  of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of June 1, 2001:  $356,124,628.

The number of shares of the Company's common stock outstanding as of June 1, 2001 is 28,292,102.

Documents  incorporated  by reference -  Information  required by Part III is  incorporated  by reference to the  Company's  2001 Proxy
Statement.

                                                  TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----

PART I

PART II

         Item 5:  Market for Common Equity and Related Stockholder Matters.............................14
         Item 6:  Selected Financial Data..............................................................17
         Item 7:  Management's Discussion and Analysis of Financial Condition and

PART III

         Item 10: Directors and Executive Officers of the Registrant...................................32
         Item 11: Executive Compensation...............................................................32
         Item 12: Security Ownership of Certain Beneficial Owners and Management.......................32
         Item 13: Certain Relationships and Related Transactions.......................................32
PART IV

         Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K......................32

                                                                PART I

This  report  contains  forward-looking  statements  within the  meaning of Section  21E of the  Securities  Exchange  Act of 1934 that describe the business and prospects of Frontier  Airlines,  Inc.  ("Frontier" or the "Company") and the expectations of our Company and management.  All statements,  other than statements of historical  facts,  included in this report that address  activities,  events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking  statements.  When used in this document,  the words  "estimate,"  "anticipate,"  "project" and similar  expressions  are intended to identify  forward-looking statements.  Forward-looking  statements  are  inherently  subject to risks and  uncertainties,  many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and  uncertainties  include,  but are not limited to: the timing of, and expense  associated with,  expansion and modification of our operations in accordance with our business strategy or in response to  competitive  pressures or other  factors;  general  economic  factors and behavior of the  fare-paying  public;  increased  federal scrutiny of low-fare  carriers  generally that may increase our operating costs or otherwise  adversely affect us; actions of competing airlines,  such as increasing  capacity and pricing  actions of United  Airlines and other  competitors;  the  availability of suitable aircraft,  which may inhibit our ability to achieve operating economies and implement our business strategy;  the unavailability of, or inability to secure upon  acceptable  terms,  financing  necessary to purchase  aircraft which we have ordered;  issues relating to our transition to an Airbus  aircraft fleet;  and  uncertainties  regarding  aviation fuel prices.  Because our business,  like that of the airline  industry  generally,  is characterized  by high fixed costs relative to revenues,  small  fluctuations in our yield per RPM or expense per ASM can significantly affect operating results.

Share,  per share and common stock  information  contained  in this report has been  adjusted to reflect a fifty  percent  common stock dividend to shareholders of record on February 19, 2001, which we paid on March 5, 2001.

Item 1:  Business

General

       We are a  scheduled  airline  based in Denver,  Colorado.  As of June 1, 2001,  we operate  routes  linking our Denver hub to 22 cities in 18 states  spanning the nation from coast to coast.  We were  organized in February  1994 and we began flight  operations  in
July 1994 with two leased Boeing  737-200 jets. We have since expanded our fleet to 25 leased jets and one purchased  Airbus  aircraft, including seven Boeing 737-200s,  18 larger Boeing 737-300s,  and one Airbus A319.  Beginning in May 2001, we began a fleet replacement plan by which we will replace our Boeing  aircraft  with new  purchased  and leased  Airbus jet  aircraft,  a  transition  we expect to complete by approximately the first quarter of calendar year 2005.

        We currently use up to nine gates at our hub, Denver International  Airport ("DIA"),  where we operate  approximately 124 daily system flight departures and arrivals.  We added Houston, Texas to our route system on May 16, 2001.

       The following table lists the cities we serve as of June 1, 2001, as well as the dates we commenced service to those cities:

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
                  New York/LaGuardia, New York                    December 3, 1997
                  San Diego, California                           July 23, 1998
                  Atlanta, Georgia                                December 17, 1998
                  Dallas/Fort Worth, Texas                        December 17, 1998
                  Las Vegas, Nevada                               December 17, 1998
                  Portland, Oregon                                June 14, 1999
                  Orlando, Florida                                September 9, 1999
                  Kansas City, Missouri                           June 15, 2000
                  Washington, D.C.                                September 7, 2000
                  Houston, Texas                                  May 16, 2001

       In 1998, we initiated  complimentary  shuttle service between Boulder,  Colorado and DIA. In March 2001 we added an intermediate stop in Broomfield,  Colorado to this service.  We currently  operate six daily round trip bus service between  Boulder/Broomfield  and
DIA.

       In addition to implementing  service to three new cities between April 1, 2000 and June 1, 2001, we also added additional flight frequencies in the following markets: Albuquerque, New Mexico; Boston,  Massachusetts;  Dallas/Fort Worth, Texas; Orlando, Florida; San
Diego,  California;  and San Francisco,  California.  During the fiscal year ended March 31, 2001, we decreased our flight  frequencies between DIA and New York's LaGuardia Airport from 3 to 2 round trip flights per day.

       During the past 12 months we have added new executive  officers to our  management,  including our Executive  Vice President and
Chief Operating Officer (May 2001); our Vice  President-Maintenance  and Engineering (July 2000); our Vice President - Customer Service
and Station  Operations  (August  2000);  and our Vice  President - Flight  Operations  (April  2001).  Each of these  individuals  has significant prior airline and aviation industry experience.

       Our corporate  headquarters are located at 7001 Tower Road, Denver,  Colorado 80249. Our administrative  office telephone number is 720-374-4200; our reservations telephone number is 800-432-1359; and our world wide Web site address is www.frontierairlines.com.

Business Strategy and Markets

     Our business  strategy is to provide air service at affordable  fares to high volume  markets from our Denver hub. Our strategy is based on the following factors:

     o   Stimulate  demand by offering a combination  of low fares,  quality  service and frequent  flyer credits in our frequent flyer program, EarlyReturns.
     o   Expand our Denver hub  operations  and increase  connecting  traffic by adding  additional  high volume markets to our current route system, as well as from a recent code sharing agreement with a commuter carrier.
     o   Continue filling gaps in flight frequencies to high volume markets from our Denver hub.

       In April 1999,  we were named "Best  Domestic  Low Fare  Carrier" by  Entrepreneur  Magazine in the  publication's  sixth annual
Business  Travel Awards.  During our fiscal year 2000, we were also named  Entrepreneur  of the Year for the services sector at Ernst &
Young's 1999 Rocky  Mountain  Entrepreneur  of the Year awards.  In 2000,  Zagat's  Airline Survey ranked our airline as one of the top ten domestic air carriers based on comfort,  service and food. In 1999 and 2000, our maintenance and  engineering  department  received the FAA's highest award for  maintenance  training,  the Diamond  Certificate of Excellence,  with 100 percent of our  maintenance  and engineering employees completing advanced aircraft maintenance training programs.

Route System Strategy

         Our route  system  strategy  encompasses  connecting  our Denver hub to top business  and leisure  destinations.  We currently serve 18 of the top 25 destinations from Denver, as defined by the U.S.  Department of  Transportation's  Origin and Destination Market
Survey.  In  addition,  as we  bring  additional  aircraft  into  our  fleet  and add  new  markets  to our  route  system,  connection opportunities  increase.  During the year ended March 31, 2001,  connection  opportunities  for our passengers  connecting  through DIA increased from an average of 5.9 flights to 7.5 flights.

Marketing and Sales

         Our sales  efforts are  targeted to  price-sensitive  passengers  in both the leisure and  corporate  travel  markets.  In the leisure market,  we offer  discounted  fares marketed  through the Internet,  newspaper,  radio and television  advertising  along with special promotions.  We market these activities in Denver and in cities throughout our route system.

         In order to increase connecting  traffic, we entered into a code share agreement in May 2001 with Great Lakes Aviation,  Ltd., a commuter  air  carrier,  with the first  joint  flights  scheduled  to  commence  in July  2001.  We have also  negotiated  interline agreements  with  approximately  130  domestic  and  international  airlines  serving  cities on our  route  system.  Generally,  these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

         To balance the seasonal  demand  changes that occur in the leisure  market,  we have  introduced  programs  over the past four years that are designed to capture a larger share of the corporate  market,  which tends to be less  seasonal than the leisure  market.
These programs  include  negotiated fares for large companies that sign contracts  committing to a specified  volume of travel,  future travel  credits for small and medium  size  businesses  contracting  with us, and special  discounts  for members of various  trade and nonprofit associations. As of June 1, 2001, we had signed contracts with over 6,000 companies.

         We also pursue sales opportunities with meeting and convention  arrangers and government travel offices.  The primary tools we use to attract this business include personal sales calls,  direct mail and telemarketing.  In addition,  we offer air/ground  vacation packages to many destinations on our route system under contracts with various tour operators.

        In January 2001, we announced  EarlyReturns,  our own frequent flyer program,  which was effective February 1, 2001. We believe that our  frequent  flyer  program  offers  some of the most  generous  benefits  in the  industry,  including  a free round trip after accumulating  only  15,000  miles.  Members  earn one mile for every  mile flown on  Frontier  plus  additional  mileage  with  program partners, which presently include Continental Airlines,  Midwest Express Airlines,  Virgin Atlantic Airways, Alamo, Hertz, National and
Payless Car Rentals,  Kimpton Group Hotels and Citicorp Diners Club Inc.  Members who earn 25,000 or more annual credited  EarlyReturns flight miles attain  Summit Level  status,  which  includes a 25% mileage bonus on each paid  Frontier  flight,  priority  check-in and boarding,  complimentary  on-board alcoholic  beverages,  extra allowance on checked baggage and priority baggage handling,  guaranteed reservations  on any Frontier  flight when  purchasing an  unrestricted  coach class ticket at least 72 hours prior to  departure,  and access to an exclusive Summit customer  service  toll-free phone number.  To apply for the program  customers may visit our Web site at
www.frontierairlines.com,  obtain an  EarlyReturns  enrollment  form at any of our airport  counters or call our  EarlyReturns  Service
Center toll-free hotline at 866-26-EARLY, or our reservations at 800-4321-FLY.

         Our  relationship  with travel  agencies is  important  to us and other  airlines.  In November  1999,  we matched an industry initiative and lowered travel agent commissions from eight to five percent.  However,  unlike some other airlines,  we do not limit the earnings  potential of travel  agents  through a commission  cap. We have  implemented  marketing  strategies  designed to maintain and encourage  relationships  with travel agencies  throughout our route system.  We communicate with travel agents through personal visits by Company  executives and sales managers,  sales literature  mailings,  trade shows,  telemarketing  and advertising in various travel agent trade publications.

         We participate in the four major computer  reservation  systems used by travel agents to make airline  reservations:  Amadeus,
Galileo,  Worldspan  and Sabre.  We maintain  reservations  centers in Denver,  Colorado  and Las Cruces,  New Mexico,  operated by our employees.  We opened the Las Cruces  call  center in August  2000,  replacing  a Miami,  Florida  contractor  that had been  providing reservations services for us.

         In January 1999, we renewed an agreement with  Electronic  Data Systems  ("EDS") for continued and enhanced  airline  customer information services, including computerized reservations, passenger processing and telecommunications services.

         Our  agreement  with EDS enhances  our ability to provide  Internet  bookings  through the EDS SHARES web booking  engine.  In
April  1999,  we began  offering  "Spirit of the Web" fares via our Web site,  which  permits  customers  to make  "close in"  bookings beginning on Wednesdays for the following  weekend.  This is intended to fill seats that might otherwise remain unused.  Our percentage of  Internet-related  revenue,  which includes our own Web site and other Internet  travel  distributors,  increased from 12.7% for the month of March 2000 to 30.9% for the month of March 2001.

         Since early 1997, we have made greater use of electronic  or  "paperless"  ticketing,  a lower cost  alternative  to ticketing passengers on relatively  expensive  ticket stock.  During fiscal year 2000, we enabled all four computer  reservation  systems used by travel agents to offer e-ticketing capabilities on our flights.

         In May 2000, we unveiled a newly designed and enhanced Web site that  incorporates  booking  capabilities  on each page of the site, an expanded "About Frontier" section,  exclusive partner offers, a new "Frequently  Answered Questions" section and new real time flight  information.  During fiscal year 2001, we purchased EDS' VIBE,  Versatile Internet Booking Engine,  which permits us to perform more advanced  online booking  capabilities,  such as online  discounts,  and explore a  business-to-business  corporate  strategy.  We implemented VIBE in November 2000.

Product Pricing

         We  generally  offer our seats at discount  fares on flights  booked  within 21 days of travel , and  consider  our service an affordable  alternative to the higher fare,  larger  carriers.  Seat  inventories on each flight are managed through a yield management system.  We generally  provide  discounts with five levels of advance purchase  requirements.  In contrast to most carriers,  our fares usually do not require  travelers to include a Saturday  overnight stay in order to take advantage of these discount  rates. We also do not charge a premium for one-way fares and, generally, our fares do not require a round-trip purchase.

Competition

       The Airline  Deregulation Act of 1978 (the "Deregulation Act") produced a highly competitive airline industry,  freed of certain government  regulations  that for 40 years prior to the  Deregulation  Act had dictated where domestic  airlines could fly and how much they could charge for their services.  Since then, we and other smaller  carriers have entered markets long dominated by large airlines with substantially greater resources, such as United Airlines, American Airlines, Northwest Airlines and Delta Air Lines.

       We compete  principally  with United  Airlines,  the dominant  carrier at DIA.  United and its commuter  affiliates have a total market share at DIA of  approximately  69%. This gives United a significant  competitive  advantage  compared to us and other  carriers serving DIA. We believe our current  market share at DIA  approximates  8.3%.  We compete with United  primarily on the basis of fares, fare flexibility and the quality of our customer service.

       At the present time, four airports,  including New York's LaGuardia Airport  ("LaGuardia") and Washington,  D.C.'s Ronald Reagan
International  Airport ("DCA"), are regulated by means of "slot" allocations,  which represent government  authorization to take off or land at a particular  airport within a specified  time period.  FAA  regulations  require the use of each slot at least 80% of the time and provide for  forfeiture  of slots in certain  circumstances.  We were  originally  awarded six slots at  LaGuardia.  At the present time,  we utilize  four of those  slots to operate two daily  round-trip  flights  between  Denver and  LaGuardia.  In addition to slot restrictions,  DCA is limited by a perimeter  rule,  which limits flights to and from DCA to 1,250 miles. In April 2000, the Wendell H.
Ford  Aviation  Investment  and  Reform  Act for the  21st  Century  ("AIR  21") was  enacted.  AIR 21  authorizes  the  Department  of
Transportation  ("DOT") to grant up to 12 slot exemptions  beyond the 1,250 mile DCA perimeter,  provided  certain  specifications  are met. These include that the new service will provide air  transportation  with domestic network benefits in areas beyond the perimeter;
increase  competition by new entrant air carriers or in multiple  markets;  not reduce travel options for  communities  served by small hub airports and medium hub airports within the perimeter;  and not result in meaningfully  increased  travel delays.  We are presently authorized  to and we operate  one daily  round-trip  flight  between  Denver and DCA.  We are  seeking  authority  to operate a second round-trip flight in this market but are unable to predict whether such authority will be granted.

Aircraft

       As of June 1, 2001, we operate 25 leased Boeing 737 and one Airbus A319 in all-coach  seating  configurations.  The age of these aircraft, their passenger capacities and their lease expirations are shown in the following table:

                                                                        Approximate
                                                                         Number of
        Aircraft               No. of                Year of              Passenger                 Lease
         Model               Aircraft             Manufacture               Seats                Expiration
B-737-200A                       7                 1978-1983                119                  2001-2005
B-737-300                       18                 1985-1998                136                  2002-2006
A319                             1                   2001                   132                    owned

       In March 2000, we entered into an agreement,  as subsequently  amended, to purchase up to 29 new Airbus aircraft. We have agreed to firm  purchases of 12 of these  aircraft,  and have options to purchase up to an additional 17 aircraft.  This order  contemplates a fleet  replacement  plan by which we will phase out of our Boeing 737 aircraft and replace them with a  combination  of Airbus A319 and
A318 aircraft. As a complement to this purchase,  in April and May 2000 we signed two agreements to lease 16 new Airbus aircraft.  Upon completion of our fleet  transition,  we expect our owned and leased fleet to be comprised of  approximately  two-thirds  A319 aircraft and one-third  A318  aircraft.  We took delivery of our first  purchased  Airbus A319 aircraft in May 2001,  expect to take delivery of our first leased  Airbus  aircraft in June 2001,  and plan to be operating  up to 37 Airbus  aircraft by the first  quarter of calendar year 2005. The A319 and A318 aircraft are configured  with 132 and 114 passenger  seats,  respectively,  with a 33-inch seat pitch.  We believe  that  operating  new Airbus  aircraft  will result in  significant  operating  cost  savings  and an improved  product for our customers.

Maintenance and Repairs

       All of our aircraft  maintenance and repairs are accomplished in accordance with our maintenance  program approved by the United
States  Federal  Aviation  Administration  ("FAA").  Spare or replacement  parts are maintained by us primarily in Denver.  Spare parts vendors supply us with certain of these parts, and we purchase or lease others from other airline or vendor sources.

       Since  mid-1996,  we have trained,  staffed and supervised our own  maintenance  work force at Denver.  We sublease a portion of
Continental  Airlines'  hangar  at DIA where we  presently  perform  our own  maintenance  through  the "D" check  level.  Other  major maintenance,  such as major engine  repairs,  is  performed by outside FAA approved  contractors.  We also  maintain  line  maintenance facilities at El Paso, Texas and Phoenix, Arizona.

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

       Our monthly  completion  factors for the years ending March 31, 2001,  2000, and 1999 ranged from 98.6% to 99.8%,  from 96.7% to
99.7%, and from 97.6% to 99.8%,  respectively.  The completion  factor is the percentage of our scheduled flights that were operated by us (i.e.,  not canceled).  Canceled  flights were  principally as a result of mechanical  problems,  and, to a lesser extent,  weather.
Maintenance  management has recently implemented  processes and procedures that will assist in ensuring that our aircraft will continue to be  sufficiently  reliable  over longer  periods of time.  These include the  implementation  of a  multi-departmental  product team designed to provide the  leadership  and  direction  necessary to maintain and improve  fleet costs and  performance.  The product team consists of four core  departments;  engineering,  quality  control,  reliability and  production.  In addition,  base  maintenance has established  flowcharts  to more  efficiently  utilize "C" check  manpower  and part  resources  to ensure  maintenance  schedules  are maintained in a cost effective manner.  We also expect that our new Airbus aircraft will improve aircraft reliability.

       In 1999 and 2000, our maintenance  and engineering  department  received the FAA's highest award for maintenance  training,  the
Diamond  Certificate  of Excellence,  with 100 percent of our  maintenance  and  engineering  employees  completing  advanced  aircraft maintenance training programs. The Diamond Award,  recognizes advanced training for aircraft maintenance  professionals  throughout the airline  industry.  We are the first and only part 121  domestic  air  carrier to achieve 100 percent  participation  in this  training program by our maintenance employees.

Fuel

       During the years ending March 31, 2001,  2000,  and 1999, jet fuel accounted for 18.1%,  15.3% and 11.6%,  respectively,  of our operating expenses.  We have arrangements with major fuel suppliers for substantial  portions of our fuel requirements,  and we believe that such arrangements  assure an adequate supply of fuel for current and anticipated future operations.  However,  we have not entered into any  agreements  that fix the price of fuel over any period of time. Jet fuel costs are subject to wide  fluctuations  as a result of sudden  disruptions in supply beyond our control.  Therefore,  we cannot predict the future  availability  and cost of jet fuel with any degree of certainty.  Fuel prices  increased  significantly  in fiscal 2001. Our average fuel price per gallon  including taxes and into-plane fees was $1.07 for the year ended  March 31,  2001, with the monthly average price per gallon during the same period ranging from a low of 91.3(cent)to a high of $1.24.  As of June 1,  2001,  the price per  gallon  was  $1.00.  Our  average  fuel  price per gallon including taxes and into-plane  fees was 79.9(cent)for the year ended March 31,  2000, with the monthly average price per gallon during the same period ranging from a low of 57.9(cent)to a high of $1.02.

       Increases in fuel prices or a shortage of supply could have a material  adverse effect on our operations and financial  results.
Our ability to pass on increased  fuel costs to passengers  through price  increases or fuel  surcharges  may be limited,  particularly given our affordable fare strategy.

Insurance

       We carry $800 million per aircraft per occurrence in property  damage and passenger and  third-party  liability  insurance,  and insurance for aircraft loss or damage with  deductible  amounts as required by our aircraft lease  agreements,  and customary  coverage for other  business  insurance.  While we believe such  insurance  is  adequate,  there can be no  assurance  that such  coverage  will adequately  protect us against  all  losses  that we might  sustain.  Our  property  damage and  passenger  and  third-party  liability insurance coverage exceeds the minimum amounts required by the DOT regulations.

Employees

       As of June 1, 2001, we had 2,479 employees,  including 2,058 full-time and 421 part-time  personnel.  Our employees included 327 pilots,  408 flight  attendants,  412 customer  service agents,  336 ramp service agents,  243 reservations  agents,  351 mechanics and related personnel, and 402 general management and administrative personnel.  We consider our relations with our employees to be good.

       We have established a compensation  philosophy that we will pay competitive wages compared to other airlines of similar size and other employers with whom we compete for our labor supply.  Employees have the  opportunity to earn above our established  market rates through the payment of performance bonuses.

       Two of our employee  groups have voted for union  representation:  our pilots  voted in November  1998 to be  represented  by an independent union, the Frontier Airline Pilots Association  ("FAPA"),  and our dispatchers voted in September 1999 to be represented by the  Transport  Workers  Union.  The first  bargaining  agreement  for the pilots,  which has a 5-year  term,  was  ratified and became effective  in May 2000.  The first  bargaining  agreement  for the  dispatchers,  which has a 3-year  term,  was  ratified  and  became effective  in  September  2000.  In  addition  since  1997 we have had union  organizing  attempts  that were  defeated  by our  flight attendants,  ramp  service  agents,  mechanics,  and stock  clerks.  We  recently  received  a letter  signed by  certain of our flight attendants  indicating that they are pursuing union  representation.  We have not received an official  notification  from the National
Mediation Board ("NMB") of a  representation  application for flight  attendants.  In May 2001, the NMB advised us that it had received an application from the  International  Brotherhood of Teamsters seeking to represent our mechanics and related  employees.  The NMB is currently determining if and when a representation election should be held with respect to this application.

       We have enhanced our 401(k) Retirement Savings Plan by announcing an increased matching  contribution by the Company.  Effective
May 2000,  participants may receive a 50% Company match for  contributions  up to 10%. This match is  discretionary  and approved on an annual basis by our Board of  Directors.  The Board of Directors  has approved the  continuation  of the match which was  effective May
2000 for the plan year ended  December 31, 2001. We anticipate  that the match and related  vesting  schedule of 20% per year may serve to reduce our employee turnover rates.

       All new employees are subject to pre-employment  drug testing.  Those employees who perform safety sensitive  functions are also subject to random drug and alcohol testing, and testing in the event of an accident.

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

       At the present time, four airports,  including LaGuardia and DCA, are regulated by means of "slot" allocations,  which represent government  authorization to take off or land at a particular airport within a specified time period.  FAA regulations  require the use of each slot at least 80% of the time and  provide for  forfeiture  of slots in certain  circumstances.  The  Company  currently  holds slots to serve the  Denver-LaGuardia  and  Denver-DCA  market  and  provides  two and one daily  round trip  flights in those  markets, respectively.

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

       Miscellaneous.  All air carriers are subject to certain  provisions of the Communications Act of 1934 because of their extensive use of radio  and other  communication  facilities,  and are  required  to  obtain  an  aeronautical  radio  license  from the  Federal
Communications  Commission ("FCC"). To the extent that we are subject to FCC requirements,  we believe that we take all necessary steps to comply with those requirements.

Risk Factors

       In addition to the other information  contained in this Form 10-K, the following risk factors should be considered  carefully in evaluating us and our business.

We may not be able to obtain or secure new aircraft financing.

         We have agreed to purchase  various new Airbus A319 and A318  aircraft.  We have secured a financing  commitment for the first three  purchased  aircraft,  which are scheduled to have been delivered to us by the end of September 2001. To complete the purchase of the remaining  aircraft,  we must secure acceptable  aircraft  financing,  which we may not be able to obtain.  The amount of financing required  will depend on the number of aircraft  purchase  options we exercise and the amount of cash  generated by  operations  before delivery of the aircraft.  We are exploring various financing  alternatives,  including,  but not limited to, domestic and foreign bank financing,  public debt financing such as enhanced  equipment trust  certificates,  and leveraged lease  arrangements.  There can be no guaranty that  additional  financing  will be available  when required or on  acceptable  terms.  The inability to secure the financing could have a material  adverse  effect on us and result in delays in or our inability to take delivery of Airbus  aircraft that we have agreed to purchase.

The airline industry is seasonal and cyclical, resulting in unpredictable liquidity and earnings.

         Because the airline  industry is seasonal and cyclical,  our liquidity and earnings will fluctuate and be  unpredictable.  Our operations  primarily  depend on passenger travel demand and seasonal  variations.  Our weakest travel periods are generally during the quarters ending in June and December.  The airline industry is also a highly cyclical  business with substantial  volatility.  Airlines frequently  experience  short-term cash requirements.  These requirements are caused by seasonal  fluctuations in traffic,  which often reduce cash during  off-peak  periods,  and various other  factors,  including  price  competition  from other  airlines,  national and international  events, fuel prices, and general economic  conditions  including  inflation.  A substantial portion of our customers use our services on a discretionary  basis.  Accordingly,  our operating and financial results are likely to be negatively  impacted by any downturn  in  national  or  regional  economic  conditions  in the United  States,  and  particularly  in  Colorado.  Airlines  require substantial  liquidity to continue  operating under most  conditions.  The airline  industry also has low operating  profit margins and revenues that vary to a  substantially  greater  degree than do the related  costs.  Working  capital  deficits are not uncommon in the airline  industry  since  airlines  typically  have no product  inventories  and ticket sales to passengers  who have not yet flown are reflected as current  liabilities.  Therefore,  a significant  shortfall  from expected  revenue  levels could have a material  adverse effect on our operations.

         We, like many in the industry,  are seeing a negative impact to passenger  traffic caused by the slowing  economy.  The impact has been more  prevalent  with our business  traffic,  which is higher yield traffic that books closer to the date of  departure,  than with our leisure  customers.  Even though the slowing economy has impacted us, we believe that the larger,  more  established  carriers are being  impacted to a greater  extent as the  discretionary  business  travelers who  typically  fly these  carriers are looking for affordable  alternatives  similar to the service we provide.  The larger  carriers may reduce their  "close-in"  fare structure to more aggressively  compete for this traffic.  Our larger leisure component has remained  relatively  stable. We believe that unless there is a major shift in consumer  confidence  and  spending  that the leisure  component  will remain  relatively  stable for the  foreseeable
future.   Aggressive pricing tactics by our major competitors could also have an impact on the leisure component.

The increasing number of consolidations and alliances has increased competition, and we may not be able to effectively compete.

         Competition  in the airline  industry is constantly  intensifying,  which could  decrease our market share.  The U.S.  airline industry has consolidated in recent years, and there are additional  consolidations  presently  proposed.  Consolidations  have enabled various carriers to expand their  international  operations and increase their presence in the U.S. domestic market. In addition,  many major  domestic  carriers  have formed  alliances  with  domestic  regional  carriers and foreign  carriers.  As a result,  many of the carriers  with  which we  compete  in our  markets  are  larger  and have  substantially  greater  resources  than we have.  Continuing developments in the industry may affect our ability to effectively compete in the markets we serve.

We are in a high fixed cost business, and any unexpected decrease in revenues could harm us.

         The airline  industry is  characterized  by fixed costs that are high in relation to revenues.  Accordingly,  a shortfall from expected revenue levels can have a material adverse effect on our profitability and liquidity.

Increases in fuel costs affect our operating costs and competitiveness.

         We cannot predict our future cost and  availability of fuel,  which affects our ability to compete.  Fuel is a major component of our operating  expenses.  Both the cost and  availability  of fuel are influenced by many economic and political  factors and events occurring  throughout the world,  and fuel costs fluctuate  widely.  Fuel accounted for 18.1% of our total  operating  expenses for the year ended  March 31,  2001.  Substantial  sustained  price  increases  have  prevailed  during the year ended  March 31, 2001 and have continued  since that date. The  unavailability  of adequate fuel supplies  could have a material  adverse effect on our operations and profitability.  In  addition,  larger  airlines may have a  competitive  advantage  because  they pay lower prices for fuel.  We intend generally to follow industry trends by raising fares in response to significant fuel price increases.  However,  our ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions.

We are governed under federal regulations, and compliance with federal regulations increases our costs and decreases our revenues.

         Compliance with federal  regulations  increases our costs.  Although we have obtained the necessary authority from the DOT and the FAA to conduct flight  operations and are currently  obtaining such authority from the FAA with respect to our Airbus aircraft,  we must maintain this authority by our continued  compliance with applicable  statutes,  rules, and regulations  pertaining to the airline industry,  including  any new rules and  regulations  that may be adopted in the future.  We believe that the FAA strictly  scrutinizes small airlines like ours,  thereby making us susceptible to regulatory  demands that can negatively  impact our operations.  We may not be able to  continue  to comply  with all  present  and future  rules and  regulations.  In  addition,  we cannot  predict the costs of compliance with these  regulations  and the effect of compliance on our  profitability.  We also expect  substantial FAA scrutiny as we transition from our Boeing fleet to an all Airbus fleet.

         In 1996 a relatively  new domestic  airline  sustained an accident in which one of its aircraft was  destroyed and all persons on board were fatally  injured.  Shortly  thereafter,  that airline agreed at the FAA's request to cease all of its flight  operations.
Although the FAA, after an intensive and lengthy investigation,  allowed that airline to resume its operations,  should we experience a similar accident, it is probable that there would be a material adverse effect on our business and results of operations.

We experience high costs at Denver International Airport, which may impact our results of operations.

         We operate our flight hub from DIA where we  experience  high costs.  DIA opened in March 1995,  and  Stapleton  International
Airport was closed.  Financed  through revenue bonds,  DIA depends on landing fees, gate rentals,  income from airlines,  the traveling public,  and other fees to generate income to service its debt and to support its  operations.  Our cost of operations at DIA will vary as traffic increases or diminishes at that airport.  We believe that our operating costs at DIA  substantially  exceed those that other airlines incur at most hub airports in other cities, which decreases our competitiveness.

We have a limited number of routes, which limits our market share and ability to compete.

         Because of our relatively  small fleet size and limited  number of routes,  we are at a competitive  disadvantage  compared to other airlines,  such as United Airlines,  that can spread their operating costs across more equipment and routes and retain connecting traffic (and revenue) within their much more extensive route networks.

We face intense competition and market dominance by United Airlines.

         The airline  industry is highly  competitive,  primarily due to the effects of the Deregulation  Act, which has  substantially eliminated  government  authority  to regulate  domestic  routes and fares and has  increased  the ability of airlines to compete  with respect to flight  frequencies  and fares.  We compete  with  United  Airlines  in our hub in Denver,  and we  anticipate  that we will compete  principally  with United Airlines in our future market entries.  United Airlines and its commuter  affiliates are the dominant carriers out of DIA,  accounting for  approximately  69% of all passenger  boardings for the month of March 2001. Fare wars,  "capacity dumping" in which a competitor  places  additional  aircraft on selected  routes,  and other  activities could adversely affect us. The future  activities  of  United  Airlines  and other  carriers  may have a  material  adverse  effect on our  revenues  and  results  of operations.  Most of our current and potential competitors have significantly greater financial resources,  larger route networks,  and superior market identity than we have.

We are dependent on Samuel D. Addoms,  and we may not be able to adequately  replace the loss of him, which would harm our business and reputation.

         We are dependent on the active  participation  of Samuel D. Addoms,  our president and chief  executive  officer.  The loss of his services could  materially and adversely  affect our business and future  prospects.  The loss of Mr. Addoms could result in a loss of investor  confidence  and a reduction in our ability to attract  personnel and talent to the company.  Mr. Addoms  has been involved in the  airline  industry  for the past  seven  years and  managed  various  companies  for 39  years.  While we employ a number of key personnel,  we are dependent on the managerial  services of Mr. Addoms.  Additionally,  we do not maintain key person life insurance on
Mr. Addoms or on any of our officers.

We could lose airport and gate access thereby decreasing our competitiveness.

         We could  encounter  barriers to airport or airport  gate access that would deny or limit our access to the  airports  that we intend to utilize in the  future or that  diminishes  the desire or ability  of  potential  customers  to travel  between  any of those cities.  The number of gates also may be limited at some airports,  which could  adversely  affect our  operations.  These barriers may materially adversely affect our business and competitiveness.

Our maintenance expenses may be higher than we anticipate.

         We may incur higher than anticipated  maintenance expenses.  Under our aircraft lease agreements,  we are required to bear all routine and major maintenance  expenses.  Maintenance  expenses comprise a significant portion of our operating expenses.  In addition, we are required  periodically to take aircraft out of service for heavy  maintenance  checks,  which can adversely affect revenues.  We also may be required to comply with  regulations and  airworthiness  directives the FAA issues,  the cost of which our aircraft lessors may only partially  assume  depending upon the magnitude of the expense.  Although we believe that our leased aircraft are currently in compliance with all FAA issued  Airworthiness  Directives ("ADs"),  there is a high probability that additional ADs will be required in the future necessitating additional expense.

Our landing fees may increase because of local noise abatement procedures.

         Compliance  with local noise abatement  procedures may lead to increased  landing fees. As a result of litigation and pressure from airport area residents,  airport  operators have taken local actions over the years to reduce  aircraft noise.  These actions have included  regulations  requiring  aircraft to meet  prescribed  decibel  limits by designated  dates,  curfews during night time hours, restrictions  on frequency of aircraft  operations,  and various  operational  procedures  for noise  abatement.  The Airport Noise and
Capacity  Act of 1990  ("ANCA")  recognized  the right of airport  operators  with  special  noise  problems to  implement  local noise abatement  procedures as long as the procedures do not interfere  unreasonably with the interstate and foreign commerce of the national air transportation system.

         An agreement  between the City and County of Denver and another county  adjacent to Denver  specifies  maximum  aircraft noise levels at  designated  monitoring  points in the vicinity of DIA with  significant  payments  payable by Denver to the other county for each  substantiated  noise  violation  under the  agreement.  DIA has  incurred  such  payment  obligations  and likely will incur such obligations in the future,  which it will pass on to us and other air carriers  serving DIA by increasing  landing fees.  Additionally, noise  regulations  could be  enacted in the future  that  would  increase  our  expenses  and have a  material  adverse  effect on our operations.

We have a limited number of aircraft, and any unexpected loss of any aircraft could disrupt and harm our operations.

       Because we have a limited number of aircraft,  if any of our aircraft  unexpectedly are taken out of service, our operations may be disrupted.  We schedule all of our aircraft for regular  passenger  service and only  maintain  limited  spare  aircraft  capability should one or more aircraft be removed from scheduled  service for unplanned  maintenance  repairs or for other reasons.  The unplanned loss of use of one or more of our aircraft for a significant  period of time could have a materially  adverse  effect on our operations and  operating  results.  A  replacement  aircraft  may  not be  available  or we may  not be  able to  lease  additional  aircraft  on satisfactory  terms or when  needed.  The market for leased  aircraft  fluctuates  based on worldwide  economic  factors that we cannot control.

Our labor costs may increase.

       We believe we operate with lower  personnel  costs than many  established  airlines,  principally due to lower base salaries and greater  flexibility  in the  utilization of personnel,  but these costs may increase.  We may not be able to continue to realize these advantages  over other air carriers for an extended  period of time.  Our pilots are  represented by an  independent  labor union,  the
Frontier  Airline Pilots  Association,  and our dispatchers are represented by the Transport  Workers Union. In addition since 1997, we have had union organizing attempts that were defeated by our flight attendants,  ramp service agents,  mechanics, and stock clerks, but future attempts may result in  representation  of one or more of our employee groups.  We understand that  unionization  activities for our flight  attendants  and mechanics are  continuing.  The  collective  bargaining  agreement we have entered into with our pilots has increased our labor and benefit costs  effective in May 2000, and additional  unionization  of our employees could increase our overall costs.

We have not paid cash dividends and do not expect to pay any in the foreseeable future.

         We have never  declared or paid cash  dividends  on our common  stock.  We currently  intend to retain any future  earnings to fund  operations  and to continue  development  of our business and do not expect to pay any cash  dividends on our common stock in the foreseeable future.

Shares eligible for future sale could impact our stock price.

       The market price of our common stock could be adversely  impacted by the  availability of shares for future sale.  Substantially all of our outstanding  shares of common stock, other than shares held by officers,  directors and other of our affiliates,  are freely tradable.  Shares of common stock held by our  affiliates  are subject to  limitations  on the number of shares that may be sold unless the sale of the shares is registered or is exempt from registration under the Securities Act of 1933.

       In addition,  as of March 31, 2001 there were 2,203,444  options  outstanding  or which may be exercised  under our stock option plan.  Sales of these shares, depending on the volume, could adversely affect the trading prices of the common stock.

Our stock price has been volatile.

       The price range of our common stock has varied widely.  The price of our common stock may be subject to significant  fluctuation in the future.  The possibility that selling  shareholders  may sell  substantial  amounts of shares in the public market may adversely affect  prevailing  market  prices for the common  stock.  It could also  impair our ability to raise  capital  through the sale of our stock.

Item 2:  Properties

       In January  2001,  we moved our general and  administrative  offices to a new  headquarters  facility  near DIA,  where we lease approximately  70,000  square feet of space for a lease term of 12 years at an average  annual  rental of  approximately  $965,000 plus operating and maintenance expenses.

       We lease  approximately  11,000  square  feet of office  space in Denver  with a term  ending  June 2001 at an annual  rental of approximately  $200,000.  This facility provides space for our reservations center and related  administrative  activities.  The Denver reservations  facility  will  relocate in July 2001 to a 16,000 square foot  facility,  also in Denver,  which we have leased for a ten year lease term at an average annual rental of  approximately  $140,000 plus  operating and  maintenance  expenses.  In August 2000, we established a second  reservations  center facility in Las Cruces,  New Mexico.  This facility is approximately  12,000 square feet and is leased for a term of 122 months at an average annual rental of approximately $129,000 plus operating and maintenance expenses.

       We have entered into an airport lease and  facilities  agreement  expiring in 2010 with the City and County of Denver at DIA for ticket counter space,  nine gates and associated  operations at a current  annual rental rate of  approximately  $11,300,000  for these facilities.  We also sublease a portion of Continental Airlines' hangar at DIA until January 1, 2004.

       Each of our airport  locations  requires leased space  associated with gate  operations,  ticketing and baggage  operations.  We either lease the ticket  counters,  gates and airport office  facilities at each of the airports we serve from the appropriate  airport authority or sublease them from other airlines.  Additionally,  we lease maintenance facilities in El Paso, Texas and Phoenix,  Arizona at a current annual rental of approximately $201,000 for these facilities

Item 3:  Legal Proceedings

       From time to time, we are engaged in routine  litigation  incidental to our business.  We believe there are no legal proceedings pending  in which  we are a party or of which  any of our  property  is the  subject  that  are not  adequately  covered  by  insurance maintained by us, or which, if adversely decided, would have a material adverse effect upon our business or financial condition.

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

       The following  table shows the range of high and low bid prices per share for our common stock for the periods  indicated and as reported by Nasdaq  through June 1, 2001.  Market  quotations  listed here represent  prices between  dealers and do not reflect retail mark-ups, mark-downs or commissions. As of June 1, 2001, there were 854 holders of record of our common stock.

                                                                       Price Range of
                                                                        Common Stock
                                                                        ------------
                     Quarter Ended                                    High         Low
                     -------------                                    ----         ---

                     June 30, 1999                                $     11.46 $      6.33
                     September 30, 1999                                 12.42        5.50
                     December 31, 1999                                   9.00        5.94
                     March 31, 2000                                      7.54        6.25

                     June 30, 2000                                      10.34        7.49
                     September 30, 2000                                 12.96        9.71
                     December 31, 2000                                  20.63       12.92
                     March 31, 2001                                     25.50        9.94

                     June 30, 2001 (through June 1, 2001)               16.48       10.31

Recent Sales of  Securities

       During the period April 1, 2000 through June 1, 2001,  holders of warrants to purchase our common stock exercised their warrants and we issued common stock as described below:

                                                                             Warrant
                                                      Number of             Exercise
       Warrant Holder                               Shares Issued             Price          Dates of Exercise
       --------------                               -------------             -----          -----------------

       Private placement warrant holder                 550,393               $2.50          January 23, 2001

       Secondary offering underwriters
        (and affiliates)                                 32,637               $3.70          April 26, 2000 -
                                                                                             November 8, 2000

       As of June 1, 2001, we have granted  stock  options to our employees and directors to purchase up to 5,012,625  shares of common stock,  2,674,181 of which options have been  previously  exercised and 911,445 of which are currently  exercisable at exercise  prices ranging from .67(cent)to $13.89 per share.

Dividend Policy

       We have not declared or paid cash  dividends on our common  stock.  We  currently  intend to retain any future  earnings to fund operations  and the continued  development  of our business,  and, thus, do not expect to pay any cash dividends on our common stock in the  foreseeable  future.  Future cash  dividends,  if any,  will be  determined  by our Board of Directors  and will be based upon our earnings,  capital  requirements,  financial  condition and other factors deemed relevant by the Board of Directors.  On March 5, 2001, we paid a fifty percent stock dividend to shareholders of record of common stock on February 19, 2001.

Rights Dividend Distribution

       In February 1997, our Board of Directors  declared a dividend  distribution of one right (a "Right") for each outstanding  share of our common stock to  shareholders  of record at the close of business on March 15,  1997.  Except as  described  below,  each Right, when  exercisable,  entitles the  registered  holder to purchase  from us one share of common  stock at a purchase  price of $65.00 per share (the  "Purchase  Price"),  subject to  adjustment.  The Rights  expire at the close of business on February 20,  2007,  unless we redeem or exchange them earlier as described  below.  The description and terms of the Rights are set forth in a Rights  Agreement,  as amended (as so amended,  the "Rights  Agreement").  As a result of the fifty percent stock dividend we paid on March 5, 2001, there are currently 0.67 Rights associated with each outstanding share of common stock.

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

       The Purchase Price payable, and the number of shares of common stock or other securities or property issuable,  upon exercise of the Right,  and the number of Rights  associated  with each share of common stock,  are all subject to adjustment  from time to time to prevent  dilution (i) in the event of a stock dividend on, or a  subdivision,  combination  or  reclassification  of, the common stock,
(ii) if holders of the common stock are granted  certain rights or warrants to subscribe for common stock or convertible  securities at less than the current market price of the common stock,  or (iii) upon the  distribution to holders of the common stock of evidences of indebtedness or assets or of subscription rights or warrants.

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

Item 6:  Selected Financial Data

       The following  selected financial and operating data as of and for each of the years ended March 31, 2001, 2000, 1999, 1998, and
1997 are derived from our audited  financial  statements.  This data should be read in conjunction  with  "Management's  Discussion and
Analysis of Financial  Condition and Results of  Operations,"  and the  financial  statements  and the related  notes thereto  included elsewhere in this report.

                                                                    Year Ended March 31,
                                                  2001         2000         1999         1998        1997
                                              -----------------------------------------------------------------
                                                      (Amounts in thousands except per share amounts)
Statement of Operations Data:
Total operating revenues                    $ 472,876    $ 329,820    $ 220,608    $ 147,142   $ 116,501
Total operating expenses                      392,155      290,511      195,928      165,697     129,662
Operating income (loss)                        80,721       39,309       24,680      (18,554)    (13,161)
Income (loss) before income tax expense
  (benefit) and cumulative effect of change
  in accounting principle                      88,332       43,415       25,086      (17,746)    (12,186)
Income tax expense (benefit)                   33,465       16,954       (5,480)           -            -
Income (loss) before cumulative effect of
  change in accounting principle               54,868       26,460       30,566      (17,746)    (12,186)
Cumulative effect of change of method of
  change in accounting for maintenance checks      -           549           -           -            -
Net income (loss)                              54,868       27,010       30,566      (17,746)    (12,186)
Income (loss) per share befor
  cumulative effect of a change in accounting
  principle:
    Basic                                        2.02         1.02         1.43        (1.30)      (1.00)
    Diluted                                      1.90         0.94         1.32        (1.30)      (1.00)
Net income (loss) per share:
    Basic                                        2.02         1.04         1.43        (1.30)      (1.00)
    Diluted                                      1.90         0.95         1.32        (1.30)      (1.00)

Balance Sheet Data:
Cash and cash equivalents                     109,251       67,851       47,289        3,641      10,286
Current assets                                199,794      140,361       94,209       33,999      31,470
Total assets                                  295,317      187,546      119,620       50,598      44,093
Current liabilities                           136,159       98,475       68,721       50,324      32,745
Long-term debt                                    204          329          435        3,566          56
Total liabilities                             150,538      106,501       75,230       56,272      34,210
Stockholders' equity (deficit)                144,779       81,045       44,391       (5,673)      9,883
Working capital (deficit)                      63,635       41,886       25,488      (16,325)     (1,275)

                                                                    Year Ended March 31,
                                                  2001         2000         1999         1998         1997
                                              -----------------------------------------------------------------
Selected Operating Data:
Passenger revenue (000s) (2)                $ 462,609    $ 320,850    $ 214,311    $ 142,018   $ 113,758
Revenue passengers carried (000s)               3,017        2,284        1,664        1,356       1,180
Revenue passenger miles (RPMs) (000s) (3)   2,773,833    2,104,460    1,506,597    1,119,378     839,939
Available seat miles (ASMs) (000s) (4)      4,260,461    3,559,595    2,537,503    1,996,185   1,419,720
Passenger load factor (5)                       65.1%        59.1%        59.4%        56.1%       59.2%
Break-even load factor (6)                      52.7%        51.1%        52.4%        63.1%       65.5%
Block hours (7)                                83,742       71,276       52,789       42,767      32,459
Departures                                     38,556       33,284       25,778       22,257      18,910
Average seats per departure                       132          129          125          124         118
Average stage length                              837          829          787          723         636
Average length of haul                            919          921          905          826         712
Aircraft miles (000s)                          32,276       27,594       20,300       16,098      12,032
Average daily block hour utilization (8)          9.4          9.9          9.6          9.5        10.3
Yield per RPM (cents) (9)                       16.68        15.25        14.22        12.69       13.54
Total yield per RPM (cents) (10)                17.05        15.67        14.64        13.14       13.87
Total yield per ASM (cents) (11)                11.10         9.27         8.69         7.37        8.21
Expense per ASM (cents)                          9.20         8.16         7.72         8.30        9.13
Expense per ASM excluding fuel (cents)           7.54         6.91         6.82         7.13        7.61
Passenger revenue per block hour               $5,524       $4,502       $4,060       $3,321      $3,505
Average fare (12)                                 146          134          123          100          92
Average aircraft in service                      24.5         19.7         15.0         12.3         9.6
Aircraft in service at end of year               25.0         23.0         17.0         14.0        10.0
Average age of aircraft at end of year           11.4         10.5         14.7         16.2        22.0
EBITDAR (000s) (13)                          $147,179      $90,583      $58,848       $7,437      $4,576
EBITDAR as a % of revenue                       31.1%        27.5%        26.7%         5.1%        3.9%

(1)  Fiscal 2000 includes  income of $549,000  ($.02 per share) from the  cumulative  effect of the change in method of accounting  for maintenance checks.
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
(13) "EBITDAR",  or "earnings  before  interest,  income taxes,  depreciation,  amortization  and aircraft  rentals," is a supplemental financial  measurement we and many airline industry analysts use in the evaluation of our business.  However,  EBITDAR should only be read in  conjunction  with all of our  financial  statements  appearing  elsewhere  herein,  and should not be  construed as an alternative  either to operating  income (as  determined  in accordance  with  generally  accepted  accounting  principles)  as an indicator of our operating  performance  or to cash flows from operating  activities  (as determined in accordance  with generally accepted  accounting  principles) as a measure of liquidity.  Our calculation of EBITDAR may not be comparable to similarly titled measures reported by other companies.

Item 7:         Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Statistics

       The following table provides our operating  revenues and expenses  expressed as cents per total available seat miles ("ASM") and as a percentage of total operating  revenues,  as rounded,  for the years ended March 31, 2001,  2000, and 1999. Pro forma amounts have been  provided for the year ended March 31, 1999  assuming the new method of  accounting  for  maintenance  checks we adopted in fiscal
2000 is applied retroactively.

                                               2001                      2000                       1999
                                   ------------------------------------------------------ --------------------------
                                        Per             %           Per           %            Per           %
                                       total           of          total         of           total          of
                                        ASM          Revenue        ASM        Revenue         ASM        Revenue
                                        ---          -------        ---        -------         ---        -------

Revenues:

    Passenger                               10.86        97.8%          9.02       97.3%           8.44       97.1%
    Cargo                                    0.18         1.6%          0.19        2.1%           0.19        2.2%
    Other                                    0.06         0.6%          0.06        0.6%           0.06        0.7%
                                   --------------- -------------------------------------- -------------- -----------
Total revenues                              11.10       100.0%          9.27      100.0%           8.69      100.0%

Operating expenses:

    Flight operations                        4.21        37.9%          3.53       38.1%           3.12       35.9%
    Aircraft and traffic servicing           1.42        12.8%          1.38       14.8%           1.36       15.6%
    Maintenance                              1.54        13.9%          1.41       15.2%           1.42       16.4%
    Promotion and sales                      1.31        11.8%          1.29       14.0%           1.39       16.0%
    General and administrative               0.59         5.4%          0.46        5.0%           0.37        4.2%
    Depreciation and amortization            0.13         1.2%          0.10        1.0%           0.07        0.8%
                                   --------------- -------------------------------------- -------------- -----------
Total operating expenses                     9.20        82.9%          8.16       88.1%           7.72       88.8%
                                   =============== ====================================== ============== ===========

Total ASMs (000s)                       4,260,461                  3,559,595                  2,537,503

Pro forma amounts:

  Maintenance                                                                                      1.49      17.1%
  Total operating expenses                                                                         7.79      89.6%

       The following  selected  financial  and operating  data for the year ended March 31, 1999 has been adjusted on a pro forma basis assuming the new method of accounting for maintenance checks is applied retroactively.

                          Statement of Operations Data:
                          Maintenance expenses (000s)                       $  37,821
                          Total operating expenses (000s)                   $ 197,659
                          Net income (000s)                                 $  29,510
                          Net income per share:
                              basic                                         $    1.38
                              diluted                                       $    1.28

                          Selected Operating Data:
                          Break-even load factor                                 52.9%
                          Expense per ASM (cents)                                7.79
                          Expense per ASM excluding fuel (cents)                 6.89

Results of Operations - Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

General

       We are a  scheduled  airline  based in Denver,  Colorado.  As of June 1, 2001,  we operate  routes  linking our Denver hub to 22 cities in 18 states  spanning the nation from coast to coast.  We were  organized in February  1994 and we began flight  operations  in
July 1994 with two leased Boeing 737-200 jets. We have since  expanded our fleet to 25 leased jets  comprised of seven Boeing  737-200s and 18 larger Boeing 737-300s and one purchased Airbus A319 aircraft.

       Beginning  in May 2001,  we began a fleet  replacement  plan by which we  expect to be  operating  up to 37 Airbus  aircraft  by approximately  the first  quarter of the  calendar  year 2005.  We  currently  use up to nine  gates at our hub,  Denver  International
Airport  ("DIA"),  where we operate  approximately  124 daily system flight  departures and arrivals.  We added  Houston,  Texas to our route system on May 16, 2001.

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

       As a result of the  expansion  of our  operations  during the year ended  March 31,  2001,  our  results of  operations  are not necessarily indicative of future operating results or comparable to the prior year ended March 31, 2000.

Results of Operations

       We had net income of  $54,868,000  or $1.90 per  diluted  share for the year ended  March 31,  2001 as compared to net income of
$27,009,000  or 95(cent)per diluted  share for the year ended March 31,  2000.  During the year ended  March 31,  2001,  as compared to the prior  comparable  period,  we  experienced  higher  average  fares and load factors as a result of increases in the number of business travelers,  a general  increase in fare levels  including  increases  intended to offset  increased fuel costs,  and an increase in the number of  passengers  that a major  competitor  directed to us because of an increase in the number of delays and  cancellations  that airline  experienced.  We believe that our passenger  traffic and related  revenues during the year ended March 31, 2000 were adversely affected by late deliveries of aircraft and consumer concerns over the Year 2000 issue.

       Our costs per ASM for the years  ended March 31,  2001 and 2000 were 9.20(cent)and 8.16(cent),  respectively,  or an increase of 1.04(cent)or
12.7%.  Costs per ASM  excluding  fuel for the years ended March 31, 2001 and 2000 were 7.54(cent)and 6.91(cent),  respectively,  or an increase of .63(cent)or 9.1%.  Our cost per ASM  increased  during the year ended March 31, 2001  principally  because of  increases  in the cost of fuel which accounted for .42(cent)per ASM,  aircraft  rentals for newer and larger aircraft of .09(cent)per ASM,  maintenance  expense of .13(cent), and general and administrative  expenses primarily due to accrued bonuses for all employees resulting from increased  profitability and a higher  level of  employee  benefits  of .13(cent)per ASM. A general  wage rate  increase  effective  in January  2000 and an increase in pilots' salaries  effective in May 2000 also  contributed to the increase in cost per ASM during the year ended March 31, 2001.  During the year ended March 31, 2001, two of our aircraft underwent  unusually  extensive  maintenance checks. This was the first time we were required  to perform an annual  maintenance  check on these  aircraft  since they  entered  our fleet.  During the year ended March 31,
2001,  we also  performed  "D" checks on two of our aircraft for which  reserves  paid to the lessor were not adequate to fully recover the expenses.

       An  airline's  break-even  load  factor is the  passenger  load factor that will  result in  operating  revenues  being equal to operating  expenses,  assuming  constant  revenue per passenger  mile and expenses.  For the year ended March 31, 2001,  our break-even load factor was 52.7%  compared to our  achieved  passenger  load factor of 65.1%.  For the year ended March 31, 2000,  our  break-even load factor was 51.1% compared to the passenger load factor  achieved of 59.1%.  Our  break-even  load factor  increased over the prior comparable  period  largely as a result of an  increase  in our cost per ASM to 9.20(cent)for the year ended  March 31, 2001 from 8.16(cent)for the year ended  March 31,  2000,  offset by an  increase  in our  average  fare to $146  during the year ended March 31, 2001 from $134 during the year ended  March 31,  2000,  and an  increase  in our total  yield per RPM from 15.67(cent)for the year ended March 31, 2000 to
17.05(cent)for the year ended March 31, 2001.

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

       Our average fares for the years ended March 31, 2001 and 2000 were $146 and $134, respectively.  We believe that the increase in the  average  fare during the year ended March 31, 2001 over the prior  comparable  period was a result of  increases  in the number of business  travelers,  a general increase in fare levels including increases intended to offset increased fuel costs, and an increase in the number of passengers that a major competitor  directed to us because of an increase in the number of delays and cancellations  that airline  experienced.  We estimate that the additional  passenger  traffic received from that airline had the effect of increasing each of our average fare and load factor by approximately .9% and .6%, respectively, for the year ended March 31, 2001.

       Passenger Revenues.  Passenger revenues totaled  $462,609,000 for the year ended March 31, 2001 compared to $320,850,000 for the year ended March 31, 2000, or an increase of 44.2%,  which  exceeded the 19.7% increase in ASMs of  700,866,000.  The number of revenue passengers  carried  was  3,017,000  for the year ended March 31, 2001  compared to  2,284,000  for the year ended March 31, 2000 or an increase  of 32.1%.  We had an average of 24.5  aircraft in our fleet  during the year ended  March 31, 2001  compared to an average of
19.7  aircraft  during the year ended March 31,  2000,  an increase  24.4%.  RPMs for the year ended March 31, 2001 were  2,773,833,000 compared to  2,104,460,000  for the year ended March 31, 2000, an increase of 31.8%. We believe that our passenger  traffic and related revenues  during the year ended March 31, 2000 were adversely  affected by late  deliveries of aircraft and consumer  concerns over the
Year 2000 issue.

       Cargo  revenues,  consisting of revenues from freight and mail service,  totaled  $7,517,000  and $6,856,000 for the years ended
March 31, 2001 and 2000,  respectively,  representing  1.6% and 2.1% of total operating  revenues,  respectively,  an increase of 9.6%.
During July 2000 we performed  an audit of our contract  cargo sales and services  provider.  The audit  disclosed  that for a 15 month period between  January 1, 1999 and March 31, 2000 both cash and credit card sales were remitted to us by our services  provider,  even though we had collected for the cash sales directly from our customer.  We therefore  adjusted cargo revenue  downward  $423,000 during the year ended March 31, 2001.  Had the adjustment  been recorded  during the year ended March 31, 2000 instead of the year ended March
31, 2001,  cargo  revenue would have been  $7,940,000  and  $6,433,000  for the years ended March 31, 2001 and 2000,  respectively,  an increase of 23.4%. This adjunct to the passenger  business is highly competitive and is significantly  related to aircraft  scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues,  comprised  principally of interline handling fees, liquor sales and excess baggage fees, totaled $2,751,000 and
$2,114,000 or .6% of total operating revenues for each of the years ended March 31, 2001 and 2000, respectively.

Operating Expenses

       Operating  expenses  include those related to flight  operations,  aircraft and traffic  servicing,  maintenance,  promotion and sales,  general and  administrative  and depreciation and  amortization.  Total operating  expenses were $392,155,000 and $290,511,000, respectively,  for the years ended March 31, 2001 and 2000, and represented 82.9% and 88.1% of total revenue,  respectively.  Operating expenses  decreased  as a  percentage  of revenue  during the year ended March 31, 2001 as a result of the 44.2%  increase in passenger revenues  attributable  to a 32.1%  increase in passengers  and a 9.0%  increase in the average fare offset by a 33.9%  increase in the average cost per gallon of fuel, a general wage rate increase which became  effective in January 2000, an increase in pilots'  salaries effective in May 2000, and an increase in accrued bonuses based on increased profitability.

       Flight  Operations.  Flight  operations  expenses of $179,453,000 and  $125,536,000  were 38% and 38.1% of total revenue for the years ended March 31, 2001 and 2000,  respectively.  Flight operations  expenses include all expenses related directly to the operation of the aircraft  including fuel,  lease and insurance  expenses,  pilot and flight attendant  compensation,  in-flight  catering,  crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft  fuel expenses  include both the direct cost of fuel  including  taxes as well as the cost of delivering  fuel into the aircraft.  Aircraft fuel costs of $71,083,000 for 66,724,000  gallons used and  $44,402,000 for 55,568,000  gallons used resulted in an average  fuel cost of $1.07 and 79.9(cent)per gallon and  represented  39.6% and 35.4% of total  flight  operations  expenses for the years ended March 31, 2001 and 2000,  respectively.  The average  fuel cost per gallon  increased  for the year ended March 31, 2001 from the comparable  prior  period due to an overall  increase in the market  price of fuel.  Fuel prices are subject to change  weekly as we do not purchase  supplies in advance for  inventory.  Fuel  consumption  for the years ended March 31, 2001 and 2000  averaged 797 and 780 gallons per block hour,  respectively.  Fuel consumption  increased over the prior comparable period because of an increase in our load factor from 59.1% to 65.1%.  Additionally,  we returned  five  aircraft to the lessor during the year ended March 31, 2000 and replaced them with four aircraft that are larger and have a greater fuel burn rate.

       Aircraft lease expenses totaled  $61,194,000 (13% of total revenue) and $47,945,000 (14.5% of total revenue) for the years ended
March 31, 2001 and 2000,  respectively,  or an increase of 27.6%.  The increase is principally due to an increase in the average number of aircraft to 24.5 from 19.7, or 24.4%, during the year ended March 31, 2001 compared to the same period in 2000.

Aircraft insurance expenses totaled $3,241,000 (.7% of total revenue) for the year ended March 31, 2001.  Aircraft insurance expenses for the year ended March 31, 2000 were $2,689,000 (.8% of total revenue).  Aircraft insurance expenses were .12(cent)and .13(cent)per RPM for the years ended March 31, 2001 and 2000, respectively.  Aircraft insurance expenses decreased per RPM as a result of competitive pricing in the aircraft insurance industry and our favorable experience rating since we began flight operations in July 1994.

       Pilot and flight attendant  salaries before payroll taxes and benefits  totaled  $22,475,000 and $15,392,000 or 4.9% and 4.8% of passenger  revenue  for each of the  years  ended  March  31,  2001 and  2000,  or an  increase  of 46%.  Pilot  and  flight  attendant compensation  increased  principally as a result of a 24.4%  increase in the average  number of aircraft in service,  general wage rate increases,  and a 17.5% increase in block hours.  In November 1998,  our pilots voted to be  represented by an independent  union,  the
Frontier  Airline Pilots  Association.  The first bargaining  agreement for the pilots,  which has a 5-year term, was ratified and made effective in May 2000. We pay pilot and flight  attendant  salaries for  training,  consisting  of  approximately  six and three weeks, respectively,  prior to scheduled  increases in service which can cause the compensation  expense during such periods to appear high in relationship  to the average  number of  aircraft in service.  With a scheduled  passenger  operation,  and with  salaried  rather than hourly crew  compensation,  our expenses for flight  operations are largely fixed, with fuel expenses and flight catering the principal exception.  We expect pilot and flight  attendant salary expense to increase over  approximately  the next two years as a result of the
Airbus transition and related training required for that transition.

       Aircraft and Traffic  Servicing.  Aircraft and traffic  servicing  expenses were  $60,408,000  and  $48,955,000  (an increase of
23.4%) for the years ended March 31, 2001 and 2000,  respectively,  and  represented  12.8% and 14.8% of total  revenue.  Aircraft  and traffic  servicing  expenses include all expenses  incurred at airports,  including  landing fees,  facilities  rental,  station labor, ground handling expenses,  and interrupted trip expenses  associated with delayed or cancelled  flights.  Interrupted trip expenses are amounts  paid to other  airlines to  reaccommodate  passengers  as well as hotel,  meal and other  incidental  expenses.  Aircraft  and traffic  servicing  expenses  increase with the addition of new cities and departures to our route system.  During the year ended March
31,  2001,  we served 23 cities  compared to 21 during the year ended  March 31,  2000,  or an increase of 9.5%.  During the year ended
March 31, 2001,  our  departures  increased to 38,556 from 33,284 or 15.8%.  Aircraft and traffic  servicing  expenses  were $1,567 per departure  for the year ended March 31, 2001 as compared to $1,471 per  departure  for the year ended March 31, 2000, or an increase of
$96 per  departure.  Aircraft  and traffic  servicing  expenses  increased  as a result of a general  wage rate  increase  effective in
January 2000,  contract  ground  handling  services in certain of the cities we serve as a result of increased  frequencies in existing markets  and  introduction  of service to new  cities,  and  increased  per  passenger  charges  as a result of the  greater  number of passengers we carried.  These  increases  were offset by a decrease in  interrupted  trip expenses as a result of an improvement in our completion factor from 98.6% for the year ended March 31, 2000 to 99.2% for the year ended March 31, 2001.

       Maintenance.  Maintenance  expenses for the years ended March 31, 2001 and 2000 of $65,529,000  and  $50,239,000,  respectively, were 13.9% and 15.2% of total  revenue.  These  include  all labor,  parts and  supplies  expenses  related to the  maintenance  of the aircraft.  Routine  maintenance is charged to maintenance  expense as incurred while major engine overhauls and heavy maintenance check expense  are  accrued  monthly.  Maintenance  costs per block hour for the years  ended  March 31, 2001 and 2000 were $783 and $705 per block  hour,  respectively.  Maintenance  cost per block  hour  increased  as a result  of  increased  facilities  rentals  to  satisfy additional space  requirements for the increase in aircraft  coupled with an increase in the number of aircraft  simultaneously  out of service for heavy  maintenance,  and a general wage rate  increase  effective  January  2000.  Because of the increase in the number of aircraft out of service for heavy  maintenance,  our average daily block hour  utilization  decreased from 9.9 for the year ended March
31, 2000 to 9.4 for the year ended March 31, 2001.  During the year ended March 31, 2001,  two of our  aircraft  experienced  unusually extensive  maintenance  checks.  During the year ended March 31, 2001,  we also  performed  "D" checks on two of our aircraft for which maintenance  reserves paid to the lessor for reimbursement of these events did not cover the associated  expense.  These were the first occasions we were required to perform annual  maintenance checks on these aircraft since they entered our fleet.  Additionally,  during the year ended March 31, 2001,  we accrued an  additional  $1,276,000  ($15 per block hour) for engine  reserves  based on revised cost estimates  and a revised  schedule of engine  overhauls.  We also  incurred  increased  costs in  personnel,  training and  information technology  expenses for  implementation  of new  maintenance  and  engineering  software and in  preparation  for the Airbus  aircraft transition.  In January 2001, a lease for spare aircraft parts expired,  and we purchased these parts for  $2,500,000.  During the year ended March 31, 2001, we incurred $1,241,000 of lease expenses  associated with this lease,  included in maintenance  expenses,  or $15 per block hour.

       Promotion  and Sales.  Promotion  and sales  expenses  totaled  $55,881,000  and  $46,014,000  and were 11.8% and 14.0% of total revenue for the years ended March 31, 2001 and 2000,  respectively.  These include advertising expenses,  telecommunications  expenses, wages and benefits for  reservationists  and reservations  supervision,  marketing  management and sales  personnel,  credit card fees, travel agency commissions and computer  reservations  costs.  Promotion and sales expenses decreased as a percentage of revenue for the nine months ended December 31, 2000 over the prior  comparable  period largely as a result of the increase in revenue and a decrease in travel agency commissions.

       During the year ended March 31, 2001,  promotion and sales  expenses per passenger  decreased to $18.52 from $20.15 for the year ended March 31, 2000.  Promotion and sales expenses  decreased  largely as a result of a decrease in travel agency  commissions from 8%
to 5% effective in November  1999,  matching the decrease  instituted  by our  competitors.  Travel  agency  commissions  and interline service  charges and handling  fees, as a percentage of passenger  revenue,  before  non-revenue  passengers,  administrative  fees and breakage  (revenue  from expired  tickets),  decreased  to 3.5% for the year ended March 31, 2001,  compared to 4.4% for the year ended
March 31, 2000. The decrease in travel agency  commissions was offset by increased  commission  expense associated with the increase in our average fares as we do not cap  commissions.  With  increased  activity on our web site,  our calls per passenger  have  decreased.
Because  of the  increase  in web  site  activity,  as well as a  decrease  in long  distance  rates,  we  experienced  a  decrease  in communications  expense.  In July 2000,  we opened an additional  reservations  facility in Las Cruces,  New Mexico and  simultaneously terminated an outsourcing  agreement,  which reduced our cost of reservations.  These cost savings were offset by an increase in credit card fees  associated  with the  increase in our average  fare from $134 for the year ended March 31, 2000 to $146 for year ended March
31, 2001.

       General  and  Administrative.  General  and  administrative  expenses  for the  years  ended  March 31,  2001 and ,2000  totaled
$25,429,000 and $16,327,000,  and were 5.4% and 5.0% of total revenue,  respectively.  During the years, ended March 31, 2001 and 2000, we accrued for  employee  performance  bonuses  totaling  $7,009,000  and  $2,605,000,  respectively,  which were 1.5% and .8% of total revenue,  an increase of 169.1%.  Employee  performance bonuses increased over the prior comparable period as a result of our increased profitability  and an  enhancement  to the bonus  program.  General and  administrative  expenses  include the wages and  benefits  for several of our executive officers and various other  administrative  personnel  including legal,  accounting,  information  technology, aircraft  procurement,  corporate  communications,  training and human resources and other expenses  associated with these departments.
Employee health benefits,  accrued  vacation and bonus expenses,  general  insurance  expense,  including  worker's  compensation,  and write-offs  associated with credit card chargebacks are also included in general and administrative  expenses. We experienced increases in our human resources,  training and information  technology expenses as a result of an increase in employees from approximately 2,067 in March 2000 to 2,362 in March 2001, an increase of 14.3%.  We also  experienced  personnel  increases for aircraft  procurement  as a result of the purchase and lease agreements for Airbus  aircraft.  Because of the increase in personnel,  our health insurance  benefit expenses and accrued  vacation  expense  increased  accordingly.  During the year ended March 31, 2001,  our accrued  vacation  expense increased as a result of the increase in pilot salaries and vacation benefits due to a collective  bargaining  agreement concluded with the pilots' union effective in May 2000.

       Depreciation and Amortization.  Depreciation and amortization expenses of $5,455,000 and $3,440,000,  an increase of 58.6%, were approximately  1.2% and 1.0% of total  revenue  for the years  ended  March 31, 2001 and 2000,  respectively.  These  expenses  include depreciation of office  equipment,  station ground  equipment,  and other fixed assets.  Amortization of start-up and route development costs are not included as these expenses have been expensed as incurred.  Depreciation  and  amortization  expenses  increased over the prior year as a result of an increase in our spare parts inventory  including a spare engine,  leasehold  improvements  associated with
14 aircraft  (eight  additional and six  replacement)  added to our fleet during the past 21 months,  ground  handling  equipment,  and computers to support new employees as well as replacement computers for those with dated technology.

       Nonoperating  Income  (Expense).  Net  nonoperating  income  totaled  $7,611,000  for the year ended March 31, 2001  compared to
$4,105,000  for the year ended March 31, 2000.  Interest  income  increased from  $4,335,000 to $7,897,000  during the year ended March
31,  2001 from the prior  period  due to an  increase  in cash  balances  as a result of an  increase  in cash  provided  by  operating activities and proceeds from stock option and warrant exercises.

       Income Tax Expense  (Benefit).  We accrued  income taxes of  $33,465,000  and  $16,954,000  at 39% of taxable  income during the years ended March 31, 2001 and 2000, respectively

       Cumulative  Effect of Change in Method of Accounting  for Overhaul  Costs.  During the year ended March 31, 2000, we changed our method of  accounting  for routine  maintenance  checks from the accrual to the direct  expense  method  which  resulted in a credit of
$549,000 net of income taxes of $351,000.

Results of Operations - Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

General

         During the year ended  March 31,  2000,  we operated  routes  linking  our Denver hub to 21 cities in 17 states  spanning  the nation from coast to coast and added Portland,  Oregon and Orlando,  Florida to our route system.  During the year ended March 31, 2000 we added seven  additional  leased  Boeing  737-300  aircraft and four Boeing  737-200s to our fleet and returned  five Boeing  737-200 aircraft to the lessor.  At March 31, 2000, our fleet  consisted of 23 leased  aircraft  including  seven Boeing 737-200s and 16 larger
Boeing 737-300s.

       During the fourth  quarter ended March 31, 2000, we changed our method of accounting for  maintenance  checks from the accrue in advance  method to the  direct  expensing  method.  We  believe  that the newly  adopted  accounting  principle  is  preferable  in the circumstances  because there has not been an obligating  event prior to the  maintenance  checks  actually being  performed and the new method is the predominant  method used in the airline  industry.  Fluctuations in these maintenance costs from period to period are not expected to be significant  given the maturity and current size of our fleet. For purposes of  comparability,  the amounts for the year ended March 31, 1999 used in our  discussion  and  analysis of financial  condition  and results of  operations  use the pro forma data included in the Selected Operating Statistics tables.

       As a result of the  expansion  of our  operations  during the year ended  March 31,  2000,  our  results of  operations  are not necessarily indicative of future operating results or comparable to the prior year ended March 31, 1999.

Results of Operations

       We had net income of  $27,009,000  or $.95 per  diluted  share for the year ended  March 31,  2000 as  compared to pro forma net income of  $29,510,000  or $1.28 per  diluted  share for the year  ended  March 31,  1999.  During the year ended  March 31,  2000,  we reported a provision for income taxes, which totaled  $16,954,000,  or 60(cent)per diluted share.  During the year ended March 31, 1999, we eliminated the valuation  allowance  that offset tax loss  carryforwards  and recognized an income tax benefit.  The income tax benefit totaled  $5,480,000  or 24(cent)per  share.  During the year  ended  March 31,  2000,  as  compared  to the prior  comparable  periods,  we experienced  higher fares as a result of  increases  in the number of business  travelers,  and a general  increase in fare levels.  We also increased fares to partially offset increased fuel costs.

       Our cost per ASM for the year ended  March 31,  2000 and pro forma cost per ASM for the year ended March 31, 1999 were 8.16(cent)and
7.79(cent),  respectively,  or an increase of .37(cent)or 4.8%.  Costs per ASM  excluding  fuel for the years ended March 31, 2000 and pro forma costs per ASM for the year  ended  March  31,  1999 were  6.91(cent)and  6.89(cent),  respectively,  or an  increase  of .3%.  Our cost per ASM increased  during the year  ended  March 31,  2000 from  7.79(cent)principally  because  of  overall  increases  in the cost of fuel which accounted  for .35(cent)per ASM,  aircraft  rentals  because  for newer and larger  aircraft of .05(cent)per ASM,  general  and  administrative expenses to support  increased  levels of operations  and the number of personnel of .09(cent)per ASM,  offset by a .08(cent)reduction in cost per ASM in  maintenance  as a result of conducting  certain heavy  maintenance  checks  in-house and a .10(cent)decrease in cost per ASM in promotion and sales expense as a result of a decrease in the travel agency  commission  rate from 8% to 5% in November 1999,  decreased advertising and communication expenses offset by an increase in credit card fees associated with the increase in our average fare.

       For the year ended March 31, 2000,  our  break-even  load factor was 51.1%  compared to the  passenger  load factor  achieved of
59.1%.  For the year ended March 31, 1999,  our pro forma  break-even  load factor was 52.9%  compared to the achieved  passenger  load factor of 59.4%.  Our  break-even  load factor  decreased  from the prior  comparable  period largely as a result of an increase in our average  fare to $134 during the year ended March 31,  2000 from $123  during the year ended March 31,  1999,  an increase in our total yield per RPM from  14.64(cent)for the year ended  March 31,  1999 to 15.67(cent)for the year ended March 31, 2000 offset by an increase in our expense per ASM to 8.16(cent)for the year ended March 31, 2000 from 7.79(cent)for the year ended March 31, 1999.

Revenues

       Our average  fares for the years ended March 31, 2000 and 1999 were $134 and $123,  respectively.  We believe  that the increase in the  average  fare  during the year ended  March 31,  2000 over the prior  comparable  periods  was largely a result of our focus on increasing  the number of business  travelers,  an increase in fares to offset  increased  fuel costs,  and a general  increase in fare levels.

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

       Aircraft  fuel expenses  include both the direct cost of fuel  including  taxes as well as the cost of delivering  fuel into the aircraft.  Aircraft fuel costs of $44,402,000 for 55,568,000  gallons used and  $22,758,000 for 41,082,000  gallons used resulted in an average  fuel cost of 79.9(cent)and 55.4(cent)per gallon and  represented  35.4% and 28.7% of total  flight  operations  expenses for the years ended March 31, 2000 and 1999,  respectively.  The average  fuel cost per gallon  increased  for the year ended March 31, 2000 from the comparable  prior  period due to an overall  increase in the market  price of fuel.  Fuel prices are subject to change  weekly as we do not purchase  supplies in advance for  inventory.  Fuel  consumption  for each of the years ended March 31, 2000 and 1999  averaged 780 and 778 gallons per block hour,  respectively.  Fuel consumption  increased over the prior comparable  period because of increased flap speed settings  mandated by the FAA, which required more fuel to maintain air speed at normal  operating  levels.  The  requirement for increased flap speed settings will be lifted when a fleet  modification  is completed,  which was required to be accomplished by August
1, 2001.  Approximately  65% of our fleet  incorporated  this  modification  as of March 31, 2000.  Additionally,  five  aircraft  were returned to their lessor during the year ended March 31, 2000 and replaced  with four  aircraft with higher thrust  engines that have a greater fuel burn rate.

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

Aircraft insurance expenses totaled $2,689,000 (.8% of total revenue) for the year ended March 31, 2000.  Aircraft insurance expenses for the year ended March 31, 1999 were $2,425,000 (1.1% of total revenue).  Aircraft insurance expenses were .13(cent)and .16(cent)per RPM for the years ended March 31, 2000 and 1999, respectively.  Aircraft insurance expenses decreased per RPM as a result of competitive pricing in the aircraft insurance industry and our favorable experience rating since we began flight operations in July 1994.

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

       Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $48,955,000 and $34,451,000 (an increase of 42.1%)
for the years ended March 31, 2000 and 1999,  respectively,  and  represented  14.8% and 15.6% of total  revenue.  Aircraft and traffic servicing  expenses  include all expenses  incurred at airports  including  landing fees,  facilities  rental,  station  labor,  ground handling expenses,  and interrupted trip expenses  associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect  passengers as well as hotel,  meal and other  incidental  expenses.  Aircraft and traffic  servicing expenses  increase  with the  addition  of new cities to our route  system.  During the year ended  March 31,  2000 we served 21 cities compared to 19 cities  during the year ended March 31,  1999,  or an increase of 10.5%.  Three of the four cities added during the year ended March 31, 1999 were not added until  mid-December  1998.  Aircraft and traffic  servicing  expenses were $1,471 per departure for the year ended March 31,  2000 as  compared to $1,336 per  departure  for the year ended  March 31,  1999,  or an increase of $135.  An additional DIA revenue  credit,  above amounts  previously  estimated and accrued,  for its fiscal year ended December 31, 1997 totaled
$371,000 (or $11 per departure) and was included as an offset to aircraft and traffic  servicing  expenses  during the year ended March
31, 1999.  After  adjusting the cost per departure  for these credits for the year ended March 31, 1999,  the cost per departure  would have been  $1,347  and the cost per  departure  for the year  ended  March 31,  2000  would  have been a $124  increase  over the prior comparable  period.  Aircraft and traffic servicing  expenses  increased as a result of a decline in the completion factor for the year ended March 31, 2000 to 98.6% from 99% for the year ended March 31, 1999, and late deliveries of aircraft which  increased  interrupted trip expenses. We also incurred expenses associated with the Boulder,  Colorado-DIA shuttle bus service,  which is complimentary to our passengers, and a general wage rate increase which was effective in January 2000.

       Maintenance.  Maintenance  expenses  for the year ended March 31,  2000 and pro forma  maintenance  expenses  for the year ended
March 31, 1999 of $50,239,000 and  $37,821,000,  respectively,  were 15.2% and 17.1% of total revenue.  These include all labor,  parts and supplies  expenses related to the maintenance of the aircraft.  Routine  maintenance is charged to maintenance  expense as incurred while major engine  overhauls and heavy  maintenance  check expense are accrued  monthly.  Maintenance cost per block hour for the year ended  March 31,  2000 and pro forma  maintenance  cost per block  hour for the year ended  March 31,  1999 was $704 and $717 per block hour,  respectively.  Maintenance  cost per block hour decreased  during the year ended March 31, 2000 as a result of a decrease in the average  age of our  aircraft  and  conducting  certain  heavy  maintenance  checks  in-house,  which,  prior to March  1999,  had been outsourced.  Additionally,  maintenance  costs per block hour have  decreased  as certain  fixed costs are spread over a larger  fleet.
These cost savings  were offset by higher than usual  borrowed  parts fees during the year ended March 31, 2000.  During the year ended
March 31, 2000 these fees were  approximately  $1,439,000  compared to $349,000  during the year ended March 31, 1999 or $20 and $7 per block hour,  respectively.  During the year ended March 31, 2000, we increased our spare parts  inventory in an effort to mitigate this expense in the future.

       Promotion and Sales.  Promotion and sales expenses  totaled  $46,014,000  and  $35,217,000 and were 14% and 16% of total revenue for the years ended March 31, 2000 and 1999,  respectively.  These include advertising  expenses,  telecommunications  expenses,  wages and benefits for  reservationists  and reservations  supervision,  marketing  management and sales personnel,  credit card fees, travel agency  commissions and computer  reservations  costs.  Promotion and sales expenses  decreased as a percentage of revenue for the year ended March 31, 2000 over the prior  comparable  period  largely as a result of the increase in revenue and a decrease in travel agency commissions.

       During the year ended March 31, 2000,  promotion and sales  expenses per passenger  decreased to $20.15 from $21.16 for the year ended March 31, 1999.  Promotion and sales expenses  decreased largely as a result of a decrease in our travel agency  commissions from
8% to 5% effective in November 1999,  matching the decrease  instituted by our  competitors.  Travel agency  commissions  and interline service  charges and handling  fees, as a percentage of passenger  revenue,  before  non-revenue  passengers,  administrative  fees and breakage  (revenue  from expired  tickets),  decreased to 4.4% for the year ended March 31, 2000 from 5.6% for the year ended March 31,
1999.  The  decrease in travel  agency  commissions  was offset by increased  commission  expense  associated  with the increase in our average fare.  During the years ended March 31, 1999 and 2000, we added four and two new markets,  respectively,  thereby  experiencing a decrease in advertising  expenses per  passenger,  which are generally  higher when opening new markets.  During the year ended March
31, 2000 we had an increase in computer  reservations  costs  associated with the expansion of our travel agency  electronic  ticketing capabilities.  With increased  activity on our web site, our calls per passenger have  decreased.  Because of this web site activity as well as a decrease in long distance rates, we experienced a decrease in  communications  expense.  These cost savings were offset by an increase in credit card fees  associated  with the increase in our average fare from $123 for the year ended March 31, 1999 to $134 for the year ended March 31, 2000.

       General  and  Administrative.  General  and  administrative  expenses  for the  years  ended  March  31,  2000 and 1999  totaled
$16,327,000  and  $9,264,000,  respectively,  and were  5.0%  and  4.2% of total  revenue,  respectively.  General  and  administrative expenses  include the wages and benefits for several of our executive  officers and various other  administrative  personnel  including legal,  accounting,  information  technology  (including costs associated with Y2K), aircraft  procurement,  corporate  communications, training and human resources and other expenses  associated with these  departments.  Employee health  benefits,  accrued  vacation and bonus expenses,  general insurance  expenses  including  worker's  compensation,  and write-offs  associated with credit card and check fraud are also  included in general and  administrative  expenses.  We  experienced  increases  in our human  resources,  training  and information  technology  expenses as a result of an increase in employees from approximately 1,502 in March 1999 to approximately 2,067 in March 2000, or an increase of 37.6%.  In addition to the usual  increases in crew and station  personnel  associated with additional aircraft and cities,  we experienced  significant  increases in maintenance  personnel as a result of bringing major heavy  maintenance checks in-house which began in March 1999. We increased general and  administrative  personnel as we considered  certain of these areas to be under staffed in prior years as we strived for profitability.  We also experienced  personnel increases for aircraft  procurement as a result of the purchase and lease  agreements for Airbus  aircraft and the number of aircraft we added to our fleet during the year ended March 31, 2000.  Because of the increase in  personnel,  our health  insurance  benefit  expenses  and accrued  vacation  expense increased  accordingly.  During the years  ended  March 31,  2000 and 1999,  we  accrued  for  employee  performance  bonuses  totaling
$2,605,000 and $1,829,000, respectively, or .8% of total revenue for each of these years.

       Depreciation and Amortization.  Depreciation and amortization expenses of $3,440,000 and $1,659,000, an increase of 107.4%, were approximately  1.0% and .9% of total  revenue  for the years  ended  March 31,  2000 and 1999,  respectively.  These  expenses  include depreciation of office  equipment,  station ground  equipment,  and other fixed assets.  Amortization of start-up and route development costs are not included as these  expenses  have been  expensed as incurred.  Depreciation  expense  increased  over the prior year as a result of an  increase  in our  spare  parts  inventory  including  a spare  engine,  leasehold  improvements  associated  with 11 (six additional and five replacement)  aircraft brought into our fleet during the year, ground handling equipment,  and computers to support new employees as well as replacement computers for those with outdated technology.

       Nonoperating  Income  (Expense).  Net  nonoperating  income  totaled  $4,105,000  for the year ended March 31, 2000  compared to
$406,000 for the year ended March 31, 1999.  Interest income  increased from  $1,556,000 to $4,335,000  during the year ended March 31,
2000 from the prior  period due to an increase in cash  balances as a result of an increase in cash  provided by  operating  activities and proceeds  from stock option and warrant  exercises.  Interest  expense  decreased to $119,000  during the year ended March 31, 2000 from $701,000 in the prior period.  In December 1997, we sold $5,000,000 of 10% senior notes. In connection with this  transaction,  we issued  warrants to purchase  1,750,000  shares of common stock to the lender.  Interest  expense paid in cash and the accretion of the warrants and deferred  loan expenses  associated  with these notes  totaled  $568,000  during the year ended March 31, 1999. In January
1999, we paid these notes in full.  Other, net  nonoperating  expense was $110,000 for the year ended March 31, 2000 compared to other, net nonoperating  income of $449,000 for the year ended March 31, 1999.  Other,  net nonoperating  expense for the year ended March 31,
1999  includes  $486,000 of  unamortized  deferred  loan costs  associated  with the senior  secured notes that remained at the time we prepaid the debt.

       Income Tax Expense (benefit).  During the year ended March 31, 2000, we had income tax expense totaling  $16,954,000,  or 39% of income before  income tax expense and  cumulative  effect of change in method of accounting  for  maintenance  checks.  During the year ended March 31, 1999 we  recognized an income tax benefit of  $5,480,000  primarily  attributable  to the probable  realization  of our remaining  income  tax  loss  carryforwards  for  which a  valuation  allowance  had  been  previously  recorded.  As a  result  of our profitability for the year ended March 31, 1999, we no longer considered a valuation allowance to be necessary.

       Cumulative  Effect of Change in Method of Accounting  for Overhaul  Costs.  During the year ended March 31, 2000, we changed our method of  accounting  for routine  maintenance  checks from the accrual to the direct  expense  method  which  resulted in a credit of
$549,000  net of income  taxes of  $351,000.  Assuming  this method was used during the year ended  March 31,  1999,  we would have had
$1,731,000 of additional maintenance expense, and net income would have decreased by $1,056,000, or $.04 per diluted share.

Liquidity and Capital Resources

       Our balance sheet reflected cash and cash  equivalents and short-term  investments of $111,251,000  and $83,611,000 at March 31,
2001 and 2000,  respectively.  At March 31, 2001,  total current assets were  $199,794,000 as compared to $136,159,000 of total current liabilities,  resulting in working capital of  $63,635,000.  At March 31, 2000,  total current assets were  $140,361,000 as compared to
$98,475,000  of total  current  liabilities,  resulting  in working  capital of  $41,886,000.  The  increase in our working  capital is largely a result of cash flows  provided by operating  activities  and  proceeds  from  exercises of common stock  options and warrants during the year ended March 31, 2001.

       Cash  provided by  operating  activities  for the year ended March 31, 2001 was  $72,526,000.  This is  attributable  to our net income for the period,  decreases in  receivables  and  increases in accrued  expenses,  income taxes  payable and accrued  maintenance expense,  offset by increases in restricted  investments,  security,  maintenance and other deposits,  and inventories and decreases in accounts  payable  and air  traffic  liability.  Cash  provided  by  operating  activities  for the  year  ended  March  31,  2000  was
$55,207,000.  This was primarily  attributable  to our net income for the period  adjusted for non-cash  charges,  the  utilization  of deferred tax assets, increases in air traffic liability,  other accrued expenses and accrued maintenance expenses,  offset by increases in trade receivables, security, maintenance and other deposits, prepaid expenses and inventories.

       Cash used by investing  activities  for the year ended March 31, 2001 was  $34,339,000.  We had  maturities  of  $13,760,000  in short-term investments,  net of purchases,  comprised of certificates of deposit and government-backed  agencies with maturities of one year or less.  During the year ended March 31,  2001,  we made cash  security  deposits  and aircraft  pre-delivery  payments  totaling
$22,811,000 and increased  restricted  investments by $3,331,000  associated with two leased Boeing 737-300  aircraft  delivered during the year ended March 31, 2001, the 16 Airbus  aircraft we have agreed to lease with delivery  dates  beginning in June 2001, and the 12
Airbus  aircraft we have agreed to purchase  with  delivery  dates which began in May 2001.  During the year ended March 31,  2001,  we used $21,957,000 for capital  expenditures for rotable aircraft components  including initial  provisioning for aircraft components and certain buyer furnished  equipment for the Airbus aircraft  deliveries in 2001,  maintenance  equipment and tools,  aircraft  leasehold costs and  improvements,  computer  equipment and software for  enhancements to our internet  booking site, our reservation  system,  a replacement  maintenance  system,  and leasehold  improvements to our new reservations  center in Las Cruces,  New Mexico,  and our new headquarters  in Denver,  Colorado.  Cash used by  investing  activities  for year ended  March 31, 2000 was  $39,870,000.  We invested
$15,760,000  in  short-term  investments,  net of  maturities,  comprised  of  government-backed  agencies  and  commercial  paper with maturities of one year or less.  During the year ended March 31, 2000,  cash security  deposits for aircraft  totaling  $2,491,000 were returned to us or replaced  with  letters of credit.  During the year ended March 31, 2000,  we made cash  security  deposits  totaling
$200,000 in connection with an Airbus aircraft lease and $6,400,000 in down payments  associated with a purchase  agreement to purchase
Airbus  aircraft.  We had issued to certain of our  aircraft  lessors  warrants to purchase  395,000  shares of our common  stock at an aggregate  purchase  price of  $2,391,600.  During May 1999 and June 1999,  aircraft  lessors  exercised  all of these  warrants and we received  $2,391,600.  To the extent that the aircraft  lessors were able to realize certain profit margins on their subsequent sale of our common stock,  they were required to refund a portion of the cash security  deposits they were holding.  As a result of their sales of our common  stock,  $1,206,000  in cash  security  deposits  were  returned to us during the year ended March 31,  2000.  Other cash security  deposits  were replaced  with letters of credit and these  deposits  were  returned to us. We also received  $625,000 in cash security  deposits  for aircraft  returned to the lessor  during the year ended March 31,  2000.  Additionally,  we secured 10 aircraft delivered  during the year ended March 31, 2000 with letters of credit  totaling  $3,640,000  and restricted  investments  increased by this amount to  collateralize  the letters of credit.  We used $16,361,000 for capital  expenditures  for rotable  aircraft  components including a spare CFM engine,  maintenance  equipment and tools,  aircraft  leasehold  improvements,  and computer equipment during the year ended March 31, 2000.

       Cash  provided by  financing  activities  for the year ended March 31, 2001 was  $3,213,000  from the  exercise of common  stock options and  warrants,  offset by  principal  payments on  obligations  under  capital  leases.  In April 1998,  we issued a warrant to purchase  1,075,393  shares of our common stock at a purchase price of $2.50 per share.  In January 2001, the warrant holder  purchased
550,393  shares of our common  stock under this  warrant  resulting in net  proceeds to us of  $1,376,000.  Cash  provided by financing activities  for the year ended March 31, 2000 was  $5,224,000.  During the year ended March 31, 2000, we received  $5,324,000  from the exercise of common stock options and warrants.

       As of March 31, 2001, we lease 25 Boeing 737 type aircraft under  operating  leases with  expiration  dates ranging from 2002 to
2006.  Under  these  leases,  we were  required  to make cash  security  deposits  or issue  letters  of  credit  to  secure  our lease obligations.  At March 31,  2001,  we had made cash  security  deposits  and had  arranged  for issuance of letters of credit for these aircraft  totaling  $3,658,000  and  $7,526,000,  respectively.  Accordingly,  our restricted  cash balance  includes  $7,526,000  that collateralize the outstanding letters of credit.  Additionally,  we make deposits for maintenance of these aircraft.  At March 31, 2001 and 2000, we had made maintenance deposits of $42,255,000 and $26,912,000, respectively.

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
Under the terms of the purchase agreement,  we are required to make scheduled pre-delivery payments.  These payments are non-refundable with certain  exceptions.  As of March 31, 2001, we have made pre-delivery  payments totaling  $28,511,000 to secure these aircraft and option aircraft.  As a complement to this purchase,  in April and May 2000 we signed two agreements to lease 16 new Airbus aircraft. As of March 31, 2001,  we have made cash  security  deposits and had  arranged  for  issuance of letters of credit  totaling  $300,000 and
$3,089,000,  respectively,  to secure  these  aircraft.  The  aggregate  additional  amounts  due under this  purchase  commitment  and estimated  amounts  for  buyer-furnished  equipment  and spare  parts for both the  purchased  and leased  aircraft  was  approximately
$373,500,000  as of March 31,  2001.  We took  delivery of our first  purchased  Airbus  aircraft in May 2001,  are  scheduled  to take delivery of our first leased Airbus  aircraft in June 2001,  and plan to be operating up to 37 purchased and leased Airbus  aircraft by the first quarter of calendar 2005. We have secured a financing  commitment for the first three purchased  aircraft as discussed in the following  paragraph.  To  complete  the  purchase of the  remaining  aircraft we must secure  acceptable  aircraft  financing.  We are exploring various financing  alternatives,  including,  but not limited to, domestic and foreign bank financing,  public debt financing such as enhanced  equipment trust  certificates,  and leveraged lease  arrangements.  The additional amount of financing  required will depend on the number of aircraft  purchase  options we exercise and the amount of cash generated by operations prior to delivery of the aircraft.  While we believe that such  financing  will be available to us, there can be no assurance  that  financing will be available when  required,  or on  acceptable  terms.  The inability to secure such  financing  could result in delays in or our inability to take delivery of Airbus aircraft we have agreed to purchase, which would have a material adverse effect on us.

       Additionally,  in order to maximize the efficiency of our fleet replacement plan, we will endeavor to return certain leased B737 aircraft to their owners on dates other than the currently  scheduled lease  expiration  dates for these aircraft.  If we are unable to negotiate such different return dates with the aircraft owners,  or sublease these aircraft to third parties,  we will incur additional expense which may have a material adverse effect on us.

       In May 2001, we entered into a credit  agreement to borrow up to  $72,000,000  for the purchase of three Airbus  aircraft with a maximum  borrowing  of  $24,000,000  per  aircraft.  Each  aircraft  loan will have a term of 120  months  and will be payable in equal monthly  installments,  including  interest,  payable in arrears.  At the end of the term, there is a balloon payment for each aircraft loan  that is not to exceed  $10,200,000.  As of May 9,  2001,  we have  borrowed  $24,000,000  for the  purchase  of the first  Airbus aircraft.  The note for this  borrowing  has monthly  payments of $209,110,  bears  interest at 6.714%,  and matures in May 2011 with a balloon payment of $10,200,000.

       In May 2001, we agreed to reconsider the current rates of pay under our collective  bargaining  agreement with our pilots, which has a five year term  commencing  in May 2000.  During  the past  year,  several  pilot  unions  at other air  carriers  received  wage increases  which caused our pilot salaries to be  substantially  below those paid by certain of our  competitiors.  We have submitted a revised pilot pay proposal to FAPA,  and its members are  scheduled to vote on this  proposal on or about June 21, 2001.  The estimated additional  annual  expense  to us as a result of this  proposal,  scheduled  to become  effective  on May 1,  2001,  is  approximately
$3,800,000.

       We also expect to incur  significant  costs, as well as realize  certain cost savings,  in connection with our transition from a
Boeing to an Airbus  fleet.  Incident  to our  transition  in fleet  type,  we will  incur  costs in  excess of our  normal  operations including  additional  crew and mechanics to replace these  employees while attending  Airbus  training.  Simulator  training for pilot training will be provided by Airbus,  at its expense,  and accounting rules require that we treat this as a non-cash expense and reduce the  capitalized  value of the aircraft.  We will incur travel and other training  expenses as we train our  employees,  as well as for aircraft  deliveries.  As the Airbus enter scheduled service,  we expect to realize savings associated with improved fuel efficiency of these aircraft compared to our current Boeing fleet, as well as reduced  maintenance  expenses  associated with newer aircraft compared to our present more mature fleet. We will pay maintenance  reserves to lessors to cover long-term  maintenance  events on the airframe, engines,  and landing gear under our Airbus leases at lower rates than under our current  Boeing fleet.  These cost savings are reduced by  increased  costs for landing fees as the Airbus  aircraft  weigh more than the Boeing  aircraft.  Reference is made to Exhibit 99.1 filed with our Report on Form 10-Q for the quarter ended December 31, 2000.

       We believe  that our  existing  cash  balances  coupled  with  improved  operating  results are and will be adequate to fund our operations for the foreseeable  future.  However,  as discussed  above, we will require  financing in order to fund future purchases of
Airbus A319 and A318 aircraft.  Cash necessary to finance aircraft  acquisitions are expected to be obtained from internally  generated funds from operations and external financing arrangements.

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

       Our  earnings  are  affected  by  changes  in the price and  availability  of  aircraft  fuel.  Market  risk is  estimated  as a hypothetical  10 percent  increase in the average cost per gallon of fuel for the year ended March 31, 2001.  Based on fiscal year 2001 actual fuel usage,  such an increase would have resulted in an increase to aircraft fuel expense of approximately  $7,104,000 in fiscal year 2001.  Comparatively,  based on projected  fiscal year 2002 fuel usage,  such an increase  would result in an increase to aircraft fuel  expense of  approximately  $8,608,000  in fiscal year 2002.  The increase in exposure to fuel price  fluctuations  in fiscal year
2002 is due to the increase of our average aircraft fleet size during the year ended March 31, 2001,  projected  increases to our fleet during the year ended March 31, 2002 and related gallons purchased.

       The price of our aircraft fuel has recently increased at a substantially  greater rate than the foregoing  hypothetical example.
Our  average  cost per gallon of fuel for the period  ended  March 31, 2001  increased  33.9% over the average  cost for the year ended
March 31, 2000.

       We will be susceptible to market risk associated with changes in interest rates on expected  future  long-term debt  obligations to fund the purchases of our Airbus aircraft.

Item 8:  Financial Statements

       Our financial statements are filed as a part of this report immediately following the signature page.

                                                               PART III

Item 10:  Directors and Executive Officers of the Registrant.

       The  information  required  by this Item is  incorporated  herein  by  reference  to the data  under the  heading  "Election  of
Directors" in the Proxy Statement to be used in connection  with the  solicitation of proxies for our annual meeting of shareholders to be held on September 6, 2001. We will file the definitive Proxy Statement with the Commission on or before July 31, 2001.

Item 11.  Executive Compensation.

       The  information  required  by this  Item is  incorporated  herein  by  reference  to the  data  under  the  heading  "Executive
Compensation"  in the Proxy Statement to be used in connection with the  solicitation of proxies for our annual meeting of shareholders to be held on September 6, 2001. We will file the definitive Proxy Statement with the Commission on or before July 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information  required by this Item is incorporated  herein by reference to the data under the heading "Voting Securities and
Principal  Holders  Thereof" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders  to be held on September 6, 2001. We will file the  definitive  Proxy  Statement with the Commission on or before July 31,
2001.

Item 13.  Certain Relationships and Related Transactions.

       The information  required by this Item is incorporated herein by reference to the data under the heading "Related  Transactions"
in the Proxy Statement to be used in connection  with the  solicitation of proxies for our annual meeting of shareholders to be held on
September 6, 2001.  We will file the definitive Proxy Statement with the Commission on or before July 31, 2001.

                                                                PART IV

Item 14(a):  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit
Numbers           Description of Exhibits
-------           -----------------------

    3.1           Restated Articles of Incorporation of the Company. (12)

    3.2           Amended and restated Bylaws of the Company (September 9, 1999). (14)

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

    4.4(a)        Amendment to Rights Agreement dated June 30, 1997. (5)

    4.4(b)        Amendment to Rights Agreement dated December 5, 1997. (13)

    4.4(c)        Third Amendment to Rights Agreement dated September 9, 1999. (7)

    4.4(d)        Fourth Amendment to Rights Agreement dated May 30, 2001. (19)

   10.1           Office Lease. (1)

   10.2           Office Lease Supplements and Amendments. (5)

   10.2(a)        Addendum to Office Lease (10)

   10.2(b)        Office Lease Supplements and Amendments (13)

   10.2(c)        Lease Amendment dated as of January 12, 2000 between Highline Group, LLC,  landlord,  and Frontier,  Airlines,  Inc., tenant.  Portions of this  exhibit have been  excluded  from the publicly  available  document and an order  granting
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

   10.11          Aircraft Lease Agreement dated as of October 20, 1995 (MSN 23257). (3)

   10.11(a)       Aircraft Lease Extension and Amendment Agreement dated as of October 1, 1999. (15)

   10.11(b)       Aircraft  Lease  Extension  and  Amendment  Agreement  (MSN 23257) dated as of September  29, 2000,  between  General
                  Electric Capital Corporation and Frontier Airlines, Inc. (17)

   10.12          Aircraft Lease Agreement dated as of May 1, 1996. (3)

   10.12(a)       Aircraft Lease Extension and Amendment  Agreement (MSN 22733) dated as of September 29, 2000, between Polaris Holding
                  Company and Frontier Airlines, Inc. (17)

   10.13          Aircraft Lease Agreement dated as of June 3, 1996. (3)

   10.13(a)       Amendment No. 1 to Aircraft Lease Agreement dated as of June 3, 1996.(10)

   10.13(b)       Aircraft Lease Extension and Amendment  Agreement (MSN 22734) dated as of September 29, 2000, between Polaris Holding
                  Company and Frontier Airlines, Inc. (17)

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

   10.26(a)       Agreement dated as of September 29, 1997 between Western Pacific Airlines, Inc. and Frontier Airlines, Inc. (7)

   10.27          Security Agreement with Wexford Management LLC dated December 2, 1997. (8)

   10.28          Amended and Restated Warrant Agreement with Wexford Management LLC dated as of February 27, 1998. (12)

   10.29          Amended and Restated Registration Rights Agreement with Wexford Management LLC dated as
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

   10.51          Airbus A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA,  S.A.R.L.,  Seller, and Frontier Airlines,  Inc.,
                  Buyer.  Portions of this  exhibit  have been  excluded  from the publicly  available  document and an order  granting confidential treatment of the excluded material has been received. (16)

   10.51(a)       Amendment No. 1 to Airbus A318/319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L.,  Seller, and
                  Frontier  Airlines,  Inc., Buyer.  Portions of this exhibit have been excluded from the publicly  available  document and an order granting confidential treatment of the excluded material has been received. (17)

   10.51(b)       Amendment No. 1 to Airbus A318/319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L.,  Seller, and
                  Frontier  Airlines,  Inc., Buyer.  Portions of this exhibit have been excluded from the publicly  available  document and an order granting confidential treatment of the excluded material has been received. (18)

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

   10.53          Aircraft Lease Agreement dated as of April 20, 2000 between Aviation Financial  Services,  Inc., Lessor, and Frontier
                  Airlines,  Inc., Lessee, in respect of 15 Airbus A319 Aircraft.  Portions of this exhibit have been excluded from the publicly available document and an order granting confidential  treatment of the excluded material has been received.
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

   10.58          Aircraft Lease Agreement dated as of May 25, 2000 between Frontier Airlines,  Inc.,  Lessee,  and International  Lease Finance
                  Corporation,  Lessor,  in respect to one Boeing 737  aircraft.  Portions of this exhibit have been  excluded from the publicly available document and an order granting confidential  treatment of the excluded material has been received.
                  (16)

   10.59          Aircraft Lease  Agreement  dated as of August 14, 2000 between  Frontier  Airlines,  Inc.,  Lessee,  and  International  Lease
                  Finance  Corporation,  Lessor,  in respect to one Boeing 737-300 aircraft (MSN 26301).  Portions of this exhibit have been excluded  from the publicly  available  document and an order  granting  confidential  treatment of the excluded material has been received. (17)

   10.60          General Terms  Agreement No. 6-13616  between CFM  International  and Frontier  Airlines,  Inc.  Portions of this exhibit have been excluded  from the publicly  available  document and an order  granting  confidential  treatment of the excluded material has been received. (17)

   10.61          Lease Agreement dated as of December 15, 2000 between Gateway Office Four, LLC, Lessor, and Frontier  Airlines,  Inc., Lessee.
                  (18)

   10.62          Code Share Agreement  dated as of May 3, 2001 between  Frontier  Airlines,  Inc. and Great Lakes  Aviation,  Ltd.  Portions of
                  this exhibit have been  excluded  from the publicly  available  document  and an  application  for an order  granting confidential treatment of the excluded material has been made. (19)

   10.63          Credit  Agreement Dated as of May 9, 2001 between PK Finance and Frontier  Airlines,  Inc.  Portions of this exhibit have been excluded form the publicly available document and an application for an order granting confidential  treatment of the excluded material has been made. (19)

   10.64          Mortgage and Security Agreement dated as of May 9, 2001 between PK Finance and Frontier Airlines, Inc.  (19)

   18.1           Letter re:  change in accounting principle.  (16)

   23.1           Consent of KPMG LLP  (19)

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
   (8)   Incorporated by reference from the Company's Report on Form 8-K filed on December 12, 1997.
   (9)   Incorporated by reference from the Company's Report on Form 8-K filed on May 4, 1998.
   (10)  Incorporated by reference from the Company's Report on Form 10-Q, Commission File No. 0-24126, filed on November 13, 1998.
   (11)  Incorporated by reference from the Company's Report on Form 10-Q, Commission File No. 0-24126, filed on February 12, 1999.
   (12)  Incorporated by reference from the Company's Report on Form 10-K/A, Commission file No. 0-24126, filed on July 9, 1998.
   (13)  Incorporated  by reference from the Company's  Annual Report on Form 10-K,  Commission  File No.,  0-24126,  filed on June 22,
         1999.
   (14)  Incorporated by reference from the Company's Quarterly Report on Form 10-Q,  Commission File No. 0-24126,  filed on August 10,
         1999.
   (15)  Incorporated by reference from the Company's  Quarterly  Report on Form 10-Q,  Commission File No. 0-24126,  filed on November
         10, 1999.
   (16)  Incorporated by reference from the Company's Report on Form 10-K, Commission File No. 0-24126, filed on June 26, 2000.
   (17)  Incorporated by reference from the Company's  Quarterly Report on Form 10-Q,  Commission File No. 0-24126 filed on November 2,
         2000.
   (18)  Incorporated by reference from the Company's  Quarterly  Report on Form 10-Q,  Commission File No. 0-24126,  filed on February
         7, 2001.
   (19)  Filed herewith.

Item 14(b):  Reports on Form 8-K.

       During the quarter ended March 31, 2001, a report on Form 8-K was filed on January 22, 2001.

                                                              SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  June 1 , 2001                                 By: /s/ Steve B. Warnecke
                                                     ---------------------------------------
                                                     Steve B. Warnecke, Vice President and
                                                     Chief Financial Officer

Date:  June 1 , 2001                                 By: /s/ Elissa A. Potucek
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

Date:  June 1, 2001                                  /s/ Samuel D. Addoms, Director
                                                     ---------------------------------------
                                                     Samuel D. Addoms, Director

Date:  June 1 , 2001                                 /s/ William B. McNamara, Director
                                                     ---------------------------------------
                                                     William B. McNamara, Director

Date: June 1, 2001                                   /s/ Paul Stephen Dempsey, Director
                                                     ---------------------------------------
                                                     Paul Stephen Dempsey, Director

Date: June 1 , 2001                                  /s/ B. LaRae Orullian, Director
                                                     ---------------------------------------
                                                     B. LaRae Orullian, Director

Date: June 1, 2001                                   /s/  D. Dale Browning, Director
                                                     ---------------------------------------
                                                     D.   Dale Browning, Director

Date: June 1, 2001                                   /s/  James B. Upchurch, Director
                                                     ---------------------------------------
                                                     James B. Upchurch, Director

                                                     Independent Auditors' Report

The Board of Directors and
   Stockholders
Frontier Airlines, Inc.:

We have audited the accompanying  balance sheets of Frontier Airlines,  Inc. as of March 31,  2001 and 2000, and the related statements of income,  stockholders'  equity,  and cash flows for each of the years in the three-year period ended March 31, 2001. These financial statements  are the  responsibility  of the  Company's  management.  Our  responsibility  is to express  an opinion on these  financial statements based on our audits.

We conducted our audits in accordance  with auditing  standards  generally  accepted in the United States of America.  Those  standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material misstatement.  An audit  includes  examining,  on a test  basis,  evidence  supporting  the amounts and  disclosures  in the  financial statements.  An audit also includes assessing the accounting principles used and significant  estimates made by management,  as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above  present  fairly,  in all material  respects,  the financial  position of
Frontier  Airlines,  Inc., as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the  three-year  period ended March 31, 2001, in  conformity  with  accounting  principles  generally  accepted in the United States of
America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for maintenance checks in 2000.

                                                            KPMG LLP

Denver, Colorado
May 30, 2001

FRONTIER AIRLINES, INC.
Balance Sheets
March 31, 2001 and 2000

                                                                                  March 31,        March 31,
                                                                                    2001             2000
                                                                                -------------     -----------
Assets

Current assets:
    Cash and cash equivalents                                                  $  109,251,426   $  67,850,933
    Short-term investments                                                          2,000,000      15,760,000
    Restricted investments                                                          9,100,000       4,000,000
    Receivables,  net of allowance  for  doubtful  accounts of
      $368,000 and $171,000 at March 31, 2001 and 2000, respectively               32,380,943      22,190,835
    Maintenance deposits (note 5)                                                  30,588,195      19,637,128
    Prepaid expenses (note 2)                                                      10,849,080       7,386,851
    Inventories                                                                     4,072,335       2,235,183
    Deferred tax asset (note 7)                                                     1,506,218       1,136,194
    Other current assets                                                               45,621         163,527
                                                                               ---------------- ----------------
            Total current assets                                                  199,793,818     140,360,651

Security, maintenance and other deposits (note 5)                                  45,680,373      17,613,122
Property and equipment, net (note 3)                                               38,100,126      21,654,262
Restricted investments                                                             11,683,660       7,813,760
Other assets                                                                           58,621         104,243
                                                                               ---------------- ----------------
                                                                               $  295,316,598   $ 187,546,038
                                                                               ================ ================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                           $   21,623,067    $ 14,407,913
    Air traffic liability                                                          62,663,237      44,518,837
    Other accrued expenses (note 4)                                                18,236,479      17,542,019
    Accrued maintenance expense (note 5)                                           33,510,531      21,893,316
    Current  portion of  obligations  under  capital  leases (note 5)                 125,552         113,029
                                                                               ---------------- ----------------
            Total current liabilities                                             136,158,866      98,475,114

Accrued maintenance expense (note 5)                                               12,175,225       7,214,167
Deferred tax liability (note 7)                                                     1,999,553         483,514
Obligations under capital leases,  excluding current portion (note 5)                 203,863         328,702
                                                                               ---------------- ----------------
            Total liabilities                                                     150,537,507     106,501,497
                                                                               ---------------- ----------------

Stockholders' equity:
    Preferred  stock,  no par  value,  authorized  1,000,000 shares;
        none issued                                                                   -                -
    Common  stock,  no par value,  stated value of $.001 per share,
        authorized 40,000,000 shares;   28,194,602 and 26,598,410
        shares issued and  outstanding at March 31, 2001 and 2000,
        respectively                                                                   28,195          26,599
    Additional paid-in capital                                                     77,606,918      67,937,363
    Unearned ESOP shares (note 10)                                                 (1,662,087)       (857,713)
    Retained earnings                                                              68,806,065      13,938,292
                                                                               ---------------- ----------------
            Total stockholders' equity                                            144,779,091      81,044,541
                                                                               ---------------- ----------------

Commitments and contingencies (notes 5, 8, 13 and 14)
                                                                               $  295,316,598   $ 187,546,038
                                                                               ================ ================
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Income
Years Ended March 31, 2001, 2000 and 1999

                                                                   2001             2000             1999
                                                                   ----             ----             ----
Revenues:
    Passenger                                                 $  462,608,847   $  320,850,271   $ 214,311,312
    Cargo                                                          7,516,867        6,855,882       4,881,066
    Other                                                          2,750,713        2,113,802       1,415,332
                                                              ---------------- ---------------- ----------------
            Total revenues                                       472,876,427      329,819,955     220,607,710
                                                              ---------------- ---------------- ----------------

Operating expenses:
    Flight operations                                            179,453,300      125,536,174      79,247,347
    Aircraft and traffic servicing                                60,408,236       48,954,728      34,450,562
    Maintenance                                                   65,529,428       50,238,538      36,090,052
    Promotion and sales                                           55,880,717       46,013,812      35,216,787
    General and administrative                                    25,428,753       16,327,410       9,263,538
    Depreciation and amortization                                  5,454,673        3,440,069       1,659,429
                                                              ---------------- ---------------- ----------------
            Total operating expenses                             392,155,107      290,510,731     195,927,715
                                                              ---------------- ---------------- ----------------
            Operating income                                      80,721,320       39,309,224      24,679,995
                                                              ---------------- ---------------- ----------------

Nonoperating income (expense):

    Interest income                                                7,897,282        4,334,688       1,556,047
    Interest expense                                                 (94,393)        (119,496)       (700,635)
    Other, net                                                      (191,771)        (109,798)       (448,917)
                                                              ---------------- ---------------- ----------------
            Total nonoperating income, net                         7,611,118        4,105,394         406,495
                                                              ---------------- ---------------- ----------------

Income before income tax expense (benefit) and
    cumulative effect of change in accounting principle           88,332,438       43,414,618      25,086,490

Income tax expense (benefit)                                      33,464,665       16,954,374      (5,479,570)
                                                              ---------------- ---------------- ----------------

Income before cumulative effect of
  change in accounting principle                                  54,867,773       26,460,244      30,566,060

Cumulative effect of change in method of
  accounting for maintenance checks                                 -                 549,009         -

                                                              ---------------- ---------------- ----------------
Net income                                                    $   54,867,773   $   27,009,253   $  30,566,060
                                                              ================ ================ ================

(continued)

FRONTIER AIRLINES, INC.
Statements of Income, continued
Years Ended March 31, 2001, 2000 and 1999

                                                                       2001             2000             1999
                                                                       ----             ----             ----

Earnings per share:
  Basic:
    Income before cumulative effect of a
      change in accounting principle                                   $2.02            $1.02           $1.43
    Cumulative effect of change in method of
      accounting for maintenance checks                                   -              0.02              -
                                                              ---------------- ---------------- ----------------
    Net income                                                         $2.02            $1.04           $1.43
                                                              ================ ================ ================

  Diluted:
    Income before cumulative effect of a
      change in accounting principle                                   $1.90            $0.93           $1.32
    Cumulative effect of change in method of
      accounting for maintenance checks                                   -              0.02              -
                                                              ---------------- ---------------- ----------------
    Net income                                                         $1.90            $0.95           $1.32
                                                              ================ ================ ================

  Pro forma amounts assuming the new
    method of accounting for maintenance
    checks is applied retroactively:

      Net income                                                                              $    29,510,374
        Earnings per share:
            Basic                                                                                       $1.38
                                                                                                ================
            Diluted                                                                                     $1.28
                                                                                                ================

Weighted average shares of
  common stock outstanding:

            Basic                                                 27,152,099       25,994,100      21,386,492
                                                              ================ ================ ================
            Diluted                                               28,842,783       28,285,032      23,102,153
                                                              ================ ================ ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Stockholders' Equity
Years Ended March 31, 2001, 2000 and 1999

                                                                    Retained
                                         Common Stock         Additional    Unearned      earnings        Total
                                                  Stated      paid-in        ESOP      (accumulated  stockholders'
                                      Shares       value       capital       shares       deficit)       equity
                                   ----------------------------------------------------------------------------------

                                   ----------------------------------------------------------------------------------
Balances, March 31, 1998           13,880,344  $ 13,880      $37,949,957        -       $(43,637,021)   $ (5,673,184)
Sale of common stock, net of
  offering costs of $525,059        6,544,502     6,545       13,648,149                                  13,654,694
Contribution of common stock to
  to employees stock ownership plan   412,500       412        1,457,838   (1,458,250)
Amortization of employee stock
  compensation                                                                848,875                        848,875
Exercise of common stock
  warrants                           694,600     2,695        4,359,124                                   4,361,819
Exercise of common stock
  options                             679,812       680          631,705                                     632,385
Net income                                                                                30,566,060      30,566,060
                                   ----------------------------------------------------------------------------------
Balances, March 31, 1999           24,211,758  $ 24,212      $58,046,773   $ (609,375)  $(13,070,961) $   44,390,649
Exercise of common stock
  warrants                          1,721,589     1,722        4,758,395                                   4,760,117
Exercise of common stock
  options                             515,063       515          563,540                                     564,055
Tax benefit from exercises of
  common stock options and
  warrants                                                     3,425,055                                   3,425,055
Contribution of common stock to
  employees stock ownership plan      150,000       150        1,143,600   (1,143,750)
Amortization of employee stock
  compensation                                                                895,412                        895,412
Net income                                                                                27,009,253      27,009,253
                                   ----------------------------------------------------------------------------------
Balances, March 31, 2000           26,598,410  $ 26,599      $67,937,363   $ (857,713)  $ 13,938,292   $  81,044,541
Exercise of common stock
  warrants                            583,030       583        1,450,570                                   1,451,153
Exercise of common stock
  options                             879,025       879        1,884,366                                   1,885,245
Tax benefit from exercises of
  common stock options and
  warrants                                                     4,129,336                                   4,129,336
Contribution of common stock to
  employees stock ownership plan      135,000       135        2,216,115   (2,216,250)
Amortization of employee stock
  compensation                             -           -                    1,411,876                      1,411,876
Adjustment for fractional shares
  from stock dividend                    (863)       (1)        (10,832)                                     (10,833)
Net income                                                                                54,867,773      54,867,773
                                   ----------------------------------------------------------------------------------
Balances, March 31, 2001            28,194,602   $ 28,195      $77,606,918  $(1,662,087)  $ 68,806,065   $ 144,779,091
                                   ==================================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
Years ended March 31, 2001, 2000, and 1999

                                                                   2001             2000             1999

Cash flows from operating activities:
    Net income                                                  $ 54,867,773     $ 27,009,253    $ 30,566,060
    Adjustments to reconcile net income to net cash
      provided by operating activities:
            Employee stock ownership plan compensation
            expense                                                1,411,876          895,412         848,875
            Depreciation and amortization                          5,618,200        3,725,697       2,705,255
            Loss on sale of equipment                                 56,800          -                 3,867
            Deferred tax expense (benefit)                         1,146,015        5,459,468      (6,010,648)
            Changes in operating assets and liabilities:
                Restricted investments                            (5,639,400)         402,000        (425,301)
                Trade receivables                                 (6,060,773)      (5,260,797)     (5,268,715)
                Security, maintenance and other deposits         (16,207,351)      (8,288,288)     (6,968,057)
                Prepaid expenses                                  (3,462,229)      (1,947,017)     (1,596,140)
                Inventories                                       (1,837,152)      (1,031,267)        (39,606)
                Accounts payable                                   7,215,154          396,675         346,488
                Air traffic liability                             18,144,400       15,631,145       9,977,251
                Other accrued expenses                               694,460       10,084,065       5,758,840
                Accrued maintenance expense                       16,578,273        8,130,957       6,057,944
                                                              ---------------- ---------------- ----------------
                     Net cash provided by operating activities    72,526,046       55,207,303      35,956,113
                                                              ---------------- ---------------- ----------------

Cash flows from investing activities:
    Decrease (increase) in short-term investments, net            13,760,000      (15,760,000)         -
    Increase in aircraft lease and purchase deposits             (22,810,967)      (5,940,000)       (944,000)
    Decrease in aircraft lease deposits                               -             1,830,961          -
    Increase in restricted investments                            (3,330,500)      (3,640,000)     (1,544,000)
    Capital expenditures                                         (21,957,336)     (16,360,553)     (4,313,065)
                                                              ---------------- ---------------- ----------------
                     Net cash used in investing activities       (34,338,803)     (39,869,592)     (6,801,065)
                                                              ---------------- ---------------- ----------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants        3,325,566        5,324,172      15,549,810
    Principal payments on sale of senior secured notes               -                -              (941,841)
    Proceeds from short-term borrowings                              -                -               179,664
    Principal payments on short-term borrowings                      -                -              (179,664)
    Principal payments on obligations under capital leases          (112,316)        (100,022)       (115,340)
                                                              ---------------- ---------------- ----------------
                     Net cash provided by financing activites      3,213,250        5,224,150      14,492,629
                                                              ---------------- ---------------- ----------------

                     Net increase in cash and cash equivalents    41,400,493       20,561,861      43,647,677

Cash and cash equivalents, beginning of period                    67,850,933       47,289,072       3,641,395
                                                              ---------------- ---------------- ----------------

                                                              $  109,251,426   $   67,850,933   $  47,289,072
                                                              ================ ================ ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
March 31, 2001

(1)    Nature of Business and Summary of Significant Accounting Policies

        Nature of Business

        Frontier  Airlines,  Inc.  ("Frontier" or the  "Company")  provides air  transportation  for passengers and freight.  Frontier was  incorporated in the State of Colorado on February 8, 1994 and commenced  operations on July 5, 1994.  Denver-based  Frontier serves 23 cities coast to coast with a fleet of 25 Boeing 737 jets and employs approximately 2,400 aviation professionals.

        Airline  operations have high fixed costs relative to revenues and are highly  sensitive to various factors including the actions of competing  airlines and general  economic  factors.  Small  fluctuations  in yield per revenue passenger mile or expense per available seat mile can significantly affect operating results.

        Preparation of Financial Statements

        The  preparation of financial  statements in conformity with accounting  principles  generally  accepted in the United  States of America  requires  management  to make  estimates  and  assumptions  that  affect the reported  amounts of assets and  liabilities  and  disclosure of contingent  assets and  liabilities at the date of the financial  statements  and the reported  amounts of revenues and expenses  during the reporting period.  Actual results could differ from those estimates.

        Cash and Cash Equivalents

        For financial  statement purposes,  the Company considers cash and short-term  investments with an original maturity  of three  months or less to be cash  equivalents.  These  investments  are stated at cost,  which approximates fair value.

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

        Supplemental Disclosure of Cash Flow Information

        Noncash Financing and Investing Activities - During the  year  ended  March  31,  1999, the  Company
        entered   into  capital  lease agreements totaling $504,900.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

        Cash Paid During the Year for:

                                                2001              2000              1999
                                                ----              ----              ----
                             Interest     $     94,393     $     119,496     $     302,503
                             Taxes        $ 21,926,000      $  3,005,000                -

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

        Valulation and Qualifying Accounts

        The allowance  for doubtful  accounts was  approximately  $368,000 and $171,000 at March 31, 2001 and 2000,
        respectively.  Provisions for bad debts net of recoveries totaled  $1,179,000,  $873,000,  and $386,000 for the  years  ended  March 31,  2001,  2000 and  1999,  respectively.  Deductions  from the  reserve  totaled
        $982,000, $902,000, and $330,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

        Maintenance  reserves  were  approximately  $45,686,000  and  $29,107,000  at  March  31,  2001  and  2000,
        respectively.  Provisions for maintenance  reserves totaled $24,970,000,  $22,811,000,  and $25,220,000 for the years  ended  March 31,  2001,  2000 and  1999,  respectively.  Deductions  from the  reserves  totaled
        $8,391,000, $14,681,000, and $19,162,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

        Inventories

        Inventories  consist of  expendable  parts,  supplies and aircraft fuel and are stated at the lower of cost or market.  Inventories  are  accounted  for on a first-in,  first-out  basis and are charged to expense as they are used.

        At March 31,  2000,  the  Company had an  aircraft  parts  agreement  for its Boeing 737  aircraft  with an aircraft parts  supplier.  The Company is required to pay a monthly  consignment  fee to the lessor,  based on the value of the consigned  parts,  and to replenish any such parts when used with a like part. At March
        31, 2000, the Company held consigned  parts and supplies in the amount of  approximately  $5,788,000  which are not  included in the  Company's  balance  sheet.  This  agreement  terminated  in January  2001 and the
        Company no longer has an aircraft parts agreement.

        Property and Equipment

        Property and equipment are carried at cost.  Major  additions,  betterments  and renewals are  capitalized.
        Depreciation  and amortization is provided for on a straight-line  basis to estimated  residual values over estimated depreciable lives as follows:

                  Capitalized software                        3 years
                  Flight equipment                            5-10 years
                  Improvements to leased aircraft             Life of improvements or term of lease,
                                                              whichever is less
                  Ground property, equipment, and
                    leasehold improvements                    3-5 years or term of lease

        Residual  values for engines range in amount up to 48% of the engine's  cost and residual  values for major rotable  parts are  generally 10% of the asset's  cost,  except when a guaranteed  residual  value or other agreements  exist to better  estimate  the  residual  value.  Assets  utilized  under  capital  leases  are amortized  over  the  lesser  of the  lease  term or the  estimated  useful  life of the  asset  using  the straight-line method.  Amortization of capital leases is included in depreciation expense.

        Manufacturers' Credits

        The Company  receives  credits in  connection  with its  purchase of  aircraft,  engines and other  rotable parts.  These credits are deferred  until the  aircraft,  engines and other rotable parts are delivered and then applied on a pro-rata basis as a reduction to the cost of the related equipment.

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
        Previously,  the Company  accrued-in-advance  for  maintenance  checks and major  overhauls,  including the costs for  scheduled  major  airframe,  landing  gear,  and engine  overhauls.  The  Company  continues  to utilize the  accrue-in-advance  method for  scheduled  major  airframe,  landing gear and engine  overhauls because  the  Company's  aircraft  lease  agreements  require the  Company to make  non-refundable  monthly deposits with the lessors for such costs.

        The  cumulative  effect of the  change,  calculated  as of April 1,  1999,  was to  increase  net income by
        $549,009  or $.02 per  diluted  share.  The effect of the change  was to  decrease  net income for the year ended March 31, 2000 by $247,713 or $.01 per diluted  share.  Had the new method of  accounting  been used, net income for the year ended March 31, 1999 would have been $29,510,374 or $1.28 per diluted share.

        Advertising Costs

        The Company  expenses the costs of  advertising  as promotion and sales in the year  incurred.  Advertising expense was  $6,076,501,  $4,437,149,  and $3,900,275  for the years ended March 31, 2001,  2000, and 1999, respectively.

        Development Costs

        Development costs related to the preparation of operations for new routes are expensed as incurred.

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

        Frequent Flyer Awards

        In February 2001, the Company  established  EarlyReturns,  a frequent flyer program to encourage  travel on its airline and customer  loyalty.  Members earn one mile for every mile flown on Frontier plus  additional mileage with program partners,  which presently  include  Continental  Airlines,  Midwest Express Airlines,
        Virgin  Atlantic  Airways,  Alamo,  Hertz,  National  and Payless Car  Rentals,  Kimpton  Group  Hotels and
        Citicorp  Diners Club Inc.  Through the  EarlyReturns  program,  mileage  credits can be redeemed  for free travel on Frontier  Airlines and partner  airlines.  Use of mileage credits is subject to industry standard restrictions  including  blackout  dates.  Miles  earned in the  EarlyReturns  program do not  expire.  The
        Company must  purchase  space on other  airlines to  accommodate  EarlyReturns  redemption  travel on those airlines.

        The Company accounts for the  EarlyReturns  program under the incremental cost method whereby travel awards are  valued at the  incremental  cost of  carrying  one  passenger  based on  expected  redemptions.  Those incremental  costs are based on  expectations  of  expenses to be  incurred  on a per  passenger  basis and include food and beverages,  fuel, liability  insurance,  and ticketing costs. The incremental costs do not include a  contribution  to overhead,  aircraft  cost or profit.  Non-revenue  EarlyReturns  travel did not account for any revenue passenger miles for the years ended March 31, 2001, 2000 and 1999.

        As of March 31, 2001, the Company  estimated  that less than 20 round-trip  flight awards were eligible for redemption by  EarlyReturns  members who have mileage  credits  exceeding the  15,000-mile  free round-trip domestic ticket award threshold.

        Common Stock

        On March 5, 2001,  the Company paid a fifty percent stock  dividend to  shareholders  of record on February
        19, 2001.  All share and per share data  presented in the financial  statements and notes thereto have been restated to give effect to this stock dividend.

        Income  Per Common Share

        Basic  earnings  per share  excludes  the effect of  potentially  dilutive  securities  and is  computed by dividing  income by the  weighted-average  number of common  shares  outstanding  for the  period.  Diluted earnings per share reflects the potential dilution of securities that could share in earnings.

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

        Fair Value of Financial Instruments

        The Company  estimates the fair value of its monetary assets and liabilities  based upon existing  interest rates related to such assets and liabilities  compared to current rates of interest for instruments  with a similar  nature and degree of risk.  The Company  estimates  that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 2001.

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

        Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)     Prepaid Expenses

        The March 31, 2001 and 2000 prepaid expenses is comprised of the following:

                                                                           2001                2000
                                                                           ----                ----

                   Prepaid aircraft rentals                               $2,664,570         $ 2,652,672
                   Prepaid passenger traffic commissions                   1,986,443           1,529,129
                   Prepaid fuel                                              371,982             929,940
                   Other prepaid expenses and other assets                 5,826,085           2,275,110
                                                                     -----------------   -----------------
                                                                         $10,849,080         $ 7,386,851
                                                                     =================   =================

(3)     Property and Equipment, Net

        As of March 31, 2001 and 2000 property and equipment consisted of the following:

                                                                            2001                2000
                                                                            ----                ----

          Flight equipment and improvements to leased aircraft      $     32,770,377     $   20,891,239
          Ground property, equipment and leasehold improvements           12,704,749          6,571,776
          Construction in progress                                         3,665,614               -
                                                                       ---------------      --------------
                                                                          49,140,740          27,463,015
          Less accumulated depreciation and amortization                  11,040,614           5,808,753
                                                                       ---------------      --------------

                 Property and equipment, net                        $     38,100,126     $    21,654,262
                                                                       ===============      ==============

        Property and equipment  includes certain office  equipment and software under capital leases.  At March 31,
        2001 and 2000,  office  equipment and software  recorded under capital leases were $602,149 and accumulated amortization  was  $302,204 and  $163,428,  respectively.  Construction  in progress  includes  capitalized software  totaling  approximately  $900,000 and Airbus flight  equipment not yet placed in service totaling approximately $2,800,000.

(4)      Other Accrued Expenses

        The March 31, 2001 and 2000 other accrued expenses is comprised of the following:

                                                              2001                2000
                                                              ----                ----

                  Accrued salaries and benefits              $11,769,806      $  5,505,449
                  Income taxes payable                         -                 5,483,264
                  Federal excise taxes payable                 2,720,977         3,664,429
                  Other                                        3,745,696         2,888,877
                                                        -----------------   ------------------

                                                             $18,236,479      $ 17,542,019
                                                        =================   ==================

(5)     Lease Commitments

        Aircraft Leases

        At March 31, 2001,  the Company  operated 25 aircraft which are accounted for under  operating  lease  agreements  with initial terms  ranging  from 2.7 years to 8 years.  Certain  leases  allow for renewal  options.  Security  deposits  related to leased aircraft at March 31, 2001 and 2000 totaled  $3,957,789  and  $3,257,789  and are included in security,  maintenance  and other deposits on the balance  sheet.  Letters of credit  issued to certain  aircraft  lessors in lieu of cash  deposits  and related restricted  investments  to secure  these  letters of credit at March 31,  2001 and 2000  totaled  $7,526,000  and  $7,284,000, respectively.

        During the year ended March 31, 2001,  the Company  entered into  aircraft  leases for 16 Airbus  aircraft  with lease terms of approximately  12 years.  Delivery dates begin in June 2001 and end in October 2004. At March 31, 2001,  security  deposits and letters of credit  issued to an  aircraft  lessor in lieu of cash  deposits  totaled  $250,000  and  $3,088,500,  respectively.
        Restricted investments to secure these letters of credit at March 31, 2001 totaled $3,088,500.

        In addition to scheduled  future minimum lease  payments,  the Company is required to make monthly  maintenance  deposits and a liability  for accrued  maintenance  is  established  based on usage.  The lease  agreements  require the Company to pay taxes, maintenance,  insurance,  and other operating expenses applicable to the leased property. At March 31,  2001 and 2000, aircraft maintenance  deposits  totaled  $42,255,002  and  $26,911,635,  respectively,  and are  reported  as a component  of  security, maintenance and other deposits on the balance sheet.

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

        Other Leases

        The Company  leases an office,  hangar  space,  spare engines and office  equipment  for its  headquarters, airport  facilities,  and certain other equipment.  The Company also leases certain airport gate facilities on a month-to-month basis.

        At March 31, 2001,  commitments under capital and noncancelable  operating leases (excluding  maintenance deposit requirements)
        with terms in excess of one year were as follows:

                                                                         Capital          Operating
                                                                         Leases            Leases
                                                                         -------           ------
                        Year ended March 31:
                            2002                                        $153,320         $73,686,103
                            2003                                         153,320          76,398,616
                            2004                                          44,322          77,206,098
                            2005                                           -              69,403,130
                            2006                                           -              53,539,139
                            Thereafter                                                   413,585,032
                                                                     ---------------  ------------------

                              Total minimum lease payments               350,962       $ 763,818,118
                                                                                      ==================

                        Less amount representing interest                 21,547
                                                                     ---------------

                            Present value of obligations
                              under capital leases                       329,415

                        Less current portion of obligations
                            under capital leases                         125,552
                                                                     ---------------

                            Obligations under capital leases,
                              excluding current portion                 $203,863
                                                                     ===============

        The obligations under capital leases have been discounted at imputed interest rates ranging from 10% to 13%.

        Rental expense under operating leases,  including  month-to-month leases, for the years ended March 31, 2001, 2000 and 1999 was
        $80,781,897, $65,201,876 and $46,099,140, respectively.

 (6)    Senior Secured Notes

        In December 1997,  the Company sold  $5,000,000 of 10% senior secured notes to Wexford  Management LLC  ("Wexford").  The notes were due and payable in full on  December  15, 2001 with  interest  payable  quarterly  in arrears.  The notes were  secured by substantially all of the assets of the Company.  The Wexford  agreement  contained  restrictions  primarily related to liens on assets and required prior written consent for  expenditures  outside the ordinary  course of business.  In connection with this transaction,  the Company  issued  Wexford  warrants  to  purchase  2,625,000  shares of Common  Stock at $2.00 per share.  The
        Company  determined  the value of the warrants to be  $1,645,434  and recorded the value as a discount on notes  payable and as equity in  additional  paid-in  capital.  The  balance of the notes were to be  accreted to its face value over the term of the notes and included as interest  expense.  The effective  interest rate on the notes was  approximately  18.2%  considering  the value of the warrants

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

        The discount  amortized to interest  expense prior to the pay-off of the notes totaled  $199,975 year ended March 31, 1999. Upon the exercise of the  warrants by Wexford,  $1,094,042  of  unamortized  discount was charged to  additional  paid-in  capital.  The remaining  unamortized  discount and other deferred loan costs totaled $485,846 at the repayment date and were charged to other nonoperationg expense.

 (7)    Income Taxes

        Income tax expense (benefit) for the years ended March 31, 2001, 2000 and 1999 consists of:

                                                           Current            Deferred             Total
                                                           --------           ---------           ------

                   Year ended March 31, 2001:
                     U.S. Federal                        $28,441,039         $ 1,008,515        $29,449,554
                     State and local                       3,877,611             137,500          4,015,111
                                                       -----------------  ------------------  ------------------
                                                         $32,318,650       $   1,146,015       $ 33,464,665
                                                       =================  ==================  ==================

                   Year ended March 31, 2000:
                     U.S. Federal                       $  9,785,064         $ 4,726,153        $14,511,217
                     State and local                       1,811,343             631,814          2,443,157
                                                       -----------------  ------------------  ------------------
                                                         $11,596,407        $  5,357,967        $16,954,374
                                                       =================  ==================  ==================

                   Year ended March 31, 1999:
                     U.S. Federal                      $     531,077       $ (5,244,134)       $ (4,713,057)
                     State and local                             -             (766,513)           (766,513)
                                                       -----------------  ------------------  ------------------
                                                           $ 531,077       $ (6,010,647)       $ (5,479,570)
                                                       =================  ==================  ==================

        The  differences  between  the  Company's  effective  rate for income  taxes and the  federal  statutory  rate are shown in the following table:

                                                            2001               2000               1999
                                                            ----               ----               ----

             Income tax expense
               at the statutory rate                        (35%)              (35%)              (35%)
             Decrease in valuation
               allowance                                      -                  -                 60%
             State and local income tax, net of
               federal income tax benefit                    (3%)               (3%)               (3%)
             Nondeductible expenses                           -                 (1%)                 -
                                                      -----------------  -----------------  ------------------
                                                            (38%)              (39%)               22%
                                                      =================  =================  ==================

        The tax effects of temporary  differences  that give rise to significant  portions of the deferred tax assets  (liabilities) at
        March 31, 2001 and 2000 are presented below:

                                                                     2001                2000
                                                                     ----                ----
                   Deferred tax assets:
                       Accrued vacation and
                         insurance liabilities not
                         deductible for tax purposes            $  1,355,226        $  1,041,000
                       Inventory reserves                                856             134,000
                       Other                                         150,136             136,000
                                                             ------------------  ------------------

                          Total gross deferred tax assets          1,506,218           1,311,000

                   Deferred tax liabilities:
                   Equipment depreciation and
                         amortization                             (1,999,553)           (556,000)
                   Book/tax difference on warrant
                         treatment                                                      (102,000)
                                                             ------------------  ------------------

                          Total gross deferred tax liabilities    (1,999,553)           (658,000)

                                                             ------------------  ------------------
                       Net deferred tax asset (liability)        $  (493,335)         $  653,000
                                                             ==================  ==================

        The net deferred tax asset (liability) are reflected in accompanying balance sheet as follows:

                                                                     2001                2000
                                                                     ----                ----

                Current deferred tax assets                       $1,506,218          $1,136,194
                Non-current deferred tax liability                (1,999,553)           (483,514)
                                                              -------------------  ------------------

                  Net deferred tax asset (liability)              $ (493,335)         $  652,680
                                                              ===================  ==================

        The  Company  recognized  an  income  tax  benefit  of  $5,479,570  in 1999  attributable  to the  probable realization of its remaining income tax loss  carryforwards for which a valuation  allowance had previously
        been  recorded.   The  Company's  net  operating  loss  carryforwards  of  approximately   $11,891,000  and
        alternative  minimum tax credits of approximately  $525,000 at March 31, 1999 were fully utilized to reduce federal regular income taxes during the year ended March 31, 2000.

 (8)    Warrants and Stock Purchase Rights

        In October 1995,  the Company  issued to each of two Boeing 737-300  aircraft  lessors a warrant to purchase  150,000 shares of
        Common Stock for an aggregate  purchase  price of $500,000.  In June 1996,  the Company issued two warrants to a Boeing 737-200 lessor,  each  warrant  entitling  the lessor to purchase  105,000  shares of Common Stock at an  aggregate  exercise  price of
        $503,300 per warrant.  In connection with a Boeing 737-300 aircraft  delivered in August 1997, the Company issued to the lessor a warrant to purchase  82,500  shares of Common Stock at an  aggregate  purchase  price of $385,000.  During May and June 1999, aircraft lessors  exercised all 592,500 warrants with net proceeds to the Company totaling  $2,391,600.  To the extent that the aircraft  lessors were able to realize  certain profit  margins on their  subsequent  sale of the stock,  they were required to refund a portion of the cash  security  deposits they were  holding.  As a result of their sale of the Company's  Common Stock,
        $1,024,000 in cash security deposits were returned to the Company during the year ended March 31, 2000.

        In February 1998, in connection  with the  $5,000,000  senior notes as discussed in Note 6, the Company issued a warrant to the lender to purchase  2,625,000  shares of the  Company's  Common Stock at a purchase  price of $2.00 per share.  During the year ended March 31, 1999, this warrant was exercised in its entirety.

        In May 1998, the Company issued to its financial advisor, in connection with debt and equity financings,  a warrant to purchase
        822,000  shares of the Company's  Common Stock at a purchase  price of $2.00 per share,  which warrant  expires in May 2003. Of the 822,000  warrants  issued,  174,675 were  attributable to the issuance of the senior secured notes discussed in Note 6. The
        Company  recorded a value of $109,492 for these  warrants and  recorded the value as equity in  additional  paid in capital and deferred loan costs.  During the year ended March 31, 2000,  the financial  advisor  exercised the warrant with net proceeds to the Company totaling $1,644,000.

        In April 1998, in connection with a private  placement of 6,544,501 shares of its Common Stock, the Company issued a warrant to an  institutional  investor to purchase  1,075,393  shares of its Common  Stock at a purchase  price of $2.50 per share,  which warrant expires in April 2002.  During the year ended March 31, 2001, the  institutional  investor  exercised  550,394 warrants with net proceeds to the Company totaling $1,375,984.

        In February  1997,  the Board of Directors  declared a dividend  distribution  of one Common Stock purchase right for each share of the Company's  Common Stock  outstanding  on March 15, 1997.  Each right entitles a shareholder  to purchase one share of the  Company's  Common  Stock at a purchase  price of $65.00 per full common share,  subject to adjustment.  There are currently  0.67 rights  associated  with each  outstanding share of Common Stock. The rights are not currently  exercisable,  but would become  exercisable if certain events  occurred  relating to a person or group  acquiring or  attempting  to acquire 20 percent or more of the  outstanding  shares of the  Company's  Common Stock.  The rights  expire on February 20, 2007,  unless redeemed by the  Company  earlier.  Once the rights  become  exercisable,  each holder of a right will have the right to receive, upon exercise,  Common Stock (or, in certain  circumstances,  cash, property or other securities of the Company) having a value equal to two times the exercise price of the right.

 (9)    Stock Option Plan

        The Company has a stock option plan whereby the Board of Directors or its Compensation  Committee may grant options to purchase shares of the Company's Common Stock to employees, officers, and directors of the Company.

        Under the plan,  the Company has  reserved an  aggregate  of  6,375,000  shares of Common  Stock for  issuance  pursuant to the exercise of options.  With certain  exceptions,  options issued through  March 31,  2001 generally vest over a five-year period from the date of grant and expire from March 9,  2004 to March 4, 2011. At March 31, 2001,  1,497,375 options are available for grant under the plan.

        A summary of the Plan's stock option  activity and related  information for the years ended March 31, 2001, 2000 and 1999 is as follows:

                                                  2001                    2000                   1999
                                        ------------------------------------------------------------------------
                                                       Weight-                 Weight-                Weight-
                                                       Average                 Average                Average
                                                       Exercise               Exercise                Exercise
                                           Options      Price      Options      Price      Options     Price
                                        ------------------------------------------------------------------------
        Outstanding-beginning of year       2,629,469   $3.61    2,694,531      $2.23    2,298,093     $1.04
        Granted                               517,500  $11.56      450,000      $8.94    1,076,250     $3.96
        Exercised                            (865,525)  $2.18     (515,065)     $1.09     (679,812)    $0.89
        Surrendered                           (78,000)  $5.95           -          -            -         -
                                        ------------------------------------------------------------------------
                                            2,203,444   $6.07    2,629,469      $3.61    2,694,531     $2.23
                                        ========================================================================

        Exercisable at end of year           911,945    $3.16    1,459,469      $1.85    1,654,530     $1.13

        Exercise  prices for options  outstanding  under the plan as of March 31,  2001 ranged from $.667 to $24.168 per option  share.
        The  weighted-average  remaining  contractual  life of those options is 7 years. A summary of the  outstanding  and exercisable options at March 31, 2001, segregated by exercise price ranges, is as follows:

           ------------------------------------------------------------------------------------------------------
                                                                  Weighted-
                                                                   Average
                                                  Weighted-       Remaining                         Weighted-
             Exercise Price        Options         Average       Contractual       Exercisable       Average
                 Range           Outstanding   Exercise Price  Life (in years)       Options     Exercise Price
           ------------------------------------------------------------------------------------------------------

           $ 0.667 - $ 1.667      371,468           $0.80            3.0            371,468           $0.80
           $ 2.000 - $ 3.374      513,476            2.37            7.1            247,977            2.23
           $ 5.417 - $ 8.834      855,000            6.71            8.4            244,500            6.07
           $10.000 - $24.168      463,500           13.23            9.1             48,000           11.51
                              -----------------------------------------------------------------------------------
                                2,203,444           $6.07            7.3            911,945           $3.16
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
        123,  which also  requires  that the  information  be  determined  as if the Company has  accounted for its employee  stock  options  under the fair value method of that  Statement.  The fair value for these options was  estimated  at the date of  grant  using a  Black-Scholes  option  pricing  model  with  the  following weighted-average  assumptions for 2001,  2000 and 1999,  respectively:  risk-free  interest rates of 6.02%,
        5.98% and 5.36%,  dividend yields of 0%, 0% and 0%; volatility  factors of the expected market price of the
        Company's common stock of 56.78%,  61.38% and 69.25%, and a  weighted-average  expected life of the options of 2.7 years, 3.5 years, and 3.7 years. Had compensation  cost for the Company's  stock-based  compensation plan been  determined  using the fair value of the options at the grant date,  the  Company's pro forma net income and earnings per share would be as follows:

                                                      2001                 2000                 1999
                                                      ----                 ----                 ----
        Net Income:
          As reported                           $    54,867,773      $    27,009,253      $    30,566,060
          Pro forma                             $    55,530,524      $    26,230,907      $    30,263,570
        Earnings per share, basic:
          As reported                           $          2.02      $          1.04      $          1.43
          Proforma                              $          1.97      $          1.01      $          1.42
        Earnings per share, diluted:
          As reported                           $          1.90      $          0.95      $          1.32
          Proforma                              $          1.86      $          0.93      $          1.31

 (10)   Retirement Plans

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

        During the years ended  March 31,  2001 and 2000,  the  Company  contributed  135,000  and 150,000  shares, respectively to the plan.  Total Company  contributions  to the ESOP from inception  through March 31, 1999 totaled  736,813  shares.  The Company  recognized  compensation  expense during the years ended  March 31,
        2001,  2000 and 1999 of $1,411,876,  $895,412 and $848,875,  respectively,  related to its  contribution to the ESOP.

        Retirement Savings Plan

        The Company has  established a Retirement  Savings Plan (401(k)).  Participants  may contribute  from 1% to
        15% of pre-tax annual  compensation.  Annual individual  pre-tax  participant  contributions are limited to
        $10,500 for  calendar  year 2001 and 2000,  and $10,000 for calendar  year 1999 under the Internal  Revenue
        Code.  Participants are immediately vested in their voluntary contributions.

        Effective May 2000, for the plan year ending  December 31, 2000, the Company's  Board of Directors  elected to match 50% of  participant  contributions  up to 10% of salaries  from May 2000  through  December  2000.
        Effective  November 2000, the Company's Board of Directors  elected to continue to match 50% of participant contributions  up to 10% of salaries for the plan year ended December 31, 2001.  Effective  April 1999, for the plan  year  ending  December  31,  1999,  the  Company's  Board of  Directors  elected  to match 25% of participant  contributions  from April 1999 through  April 2000.  During the years ended March 31, 2001 and
        2000, the Company  recognized  compensation  expense  associated with the matching  contributions  totaling
        $1,286,611 and $513,758,  respectively.  The Company had not matched any contributions  made prior to April
        1999.  Future matching  contributions,  if any, will be determined  annually by the Board of Directors.  In order to receive  the  matching  contribution,  Participants  must be  employed on the last day of the plan year.  Participants  will vest in  contributions  made to the 401(k) upon their  years of service  with the
        Company.  A year of service is a 401(k) plan year during  which a  participant  has at least 1,000 hours of service.  Vesting  generally  occurs  at the  rate of 20% per  year,  beginning  after  the  first  year of service,  so that a  Participant  will be fully vested  after five years of service.  Upon  termination  of employment  with the Company,  each  participant  will be entitled to receive the vested  portion of his or her account balance.

        Retirement Health Benefits

        Effective May 2000 in conjunction with the Company's first collective bargaining agreement with its pilots, a retired Pilot and their dependents may retain medical benefits under the terms and conditions of the Plan until age 65.  The cost of retiree medical benefits  are  continued  under the same  contribution  schedule  as active  employees.  The following  table provides a reconciliation  of the changes in the plans' benefit  obligations and fair value of assets for the year ended March 31, 2001, and a statement of funded status as of March 31, 2001:

                                Reconciliation of benefit obligation:

                                Obligation at March 31, 2000             $     -
                                  Service cost                              327,073
                                  Interest cost                              24,273
                                  Net actuarial gain                         (6,998)
                                                                        ---------------
                                Obligation at March 31, 2001             $  344,348
                                                                        ===============

                                Funded status at March 31, 2001          $ (344,348)
                                  Unrecognized net actuarial gain            (6,998)
                                                                        ---------------
                                Accrued benefit liability                $ (351,346)
                                                                        ===============

   (11) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                                  2001              2000               1999
                                                             ---------------- ------------------ -----------------
          Numerator:
            Income before cumulative effect
              of accounting changes                           $54,867,773        $26,460,244      $30,566,060
            Cumulative effect of accounting
              change, net                                           -                549,009            -
                                                             ---------------- ------------------ -----------------
            Net income                                        $54,867,773        $27,009,253      $30,566,060
                                                             ================ ================== =================

          Denominator:
            Weighted average shares outstanding,
              basic                                            27,152,099         25,994,100       21,386,492
            Dilutive effect of employee stock options           1,260,094          1,521,439        1,164,174
            Dilutive effect of warrants                           430,590            769,493          551,487
                                                             ---------------- ------------------ -----------------

            Weighted-average shares
              outstanding, diluted                             28,842,783         28,285,032       23,102,153
                                                             ================ ================== =================

          Basic earnings per share:
            Before cumulative effect of
              change in accounting principle                  $      2.02      $        1.02      $      1.43
            Cumulative effect of change in
              accounting principle                                     -                0.02               -
                                                             -----------------------------------------------------

          Basic earnings per share                            $      2.02      $        1.04      $      1.43
                                                             ================ ================== =================
          Diluted earnings per share:
          Before cumulative effect of
              change in accounting principle                  $      1.90      $        0.93      $      1.32
          Cumulative effect of change in
              accounting principle                                     -                0.02               -
                                                             -----------------------------------------------------

          Diluted earnings per share                          $      1.90      $        0.95      $      1.32
                                                             ================ ================== =================

        For the years ending March 31, 2001,  2000 and 1999,  the Company has  excluded  from its  calculations  of diluted  earnings per share,  97,500,  247,500 and  1,548,150  options and warrants,  with exercise  prices ranging from $15.19 to $24.17,  $8.55 to $11.05, and $3.34 to $6.00,  respectively,  because the option and warrant's  exercise  price was less than the average  market price of the common shares for the  respective year.

(12)    Concentration of Credit Risk

        The Company does not believe it is subject to any significant  concentration  of credit risk relating to receivables.  At March
        31, 2001 and 2000, 79.5% and 69.7% of the Company's  receivables  relate to tickets sold to individual  passengers  through the use of major credit cards, travel agencies approved by the Airlines Reporting  Corporation,  tickets sold by other airlines and used by passengers on Company flights,  the United States Postal Service, or the Internal Revenue Service.  Receivables related to tickets sold are short-term, generally being settled shortly after sale or in the month following ticket usage.

 (13)   Commitments and Contingencies

        The Company is party to legal  proceedings  and claims which arise during the ordinary  course of business.
        In the opinion of  management,  the  ultimate  outcome of these  matters  will not have a material  adverse effect upon the Company's financial position or results of operations.

        In March 2000, the Company  entered into an agreement with AVSA,  S.A.R.L.,  as  subsequently  amended,  to purchase  up to 29 new Airbus  aircraft.  We have agreed to firm  purchases  of 12 of these  aircraft,  and have  options to purchase up to an  additional  17  aircraft.  The 12 firm  aircraft  are  scheduled  to be delivered in calendar  years 2001 through 2005.  The aggregate  additional  amounts due under this purchase commitment and estimated amounts for  buyer-furnished  equipment and spare parts for both the purchased and leased  aircraft  was  approximately  $373,500,000  at March 31,  2001.  Under  the  terms of the  purchase
        agreement,   the  Company  is  required  to  make  scheduled  pre-delivery  payments.  These  payments  are non-refundable  with certain exceptions.  As of March 31, 2001, the Company has made pre-delivery  payments totaling  $28,511,000 to secure these  aircraft and option  aircraft.  Pre-delivery  payments due in fiscal year 2002 approximate  $15,985,000.  After pre-delivery  payments,  the balance of the total purchase price must be paid upon  delivery of each  aircraft.  In order to complete  the  purchase of these  aircraft,  it will be necessary  for the Company to secure  financing.  The amount of financing  required  will depend on the number of aircraft  purchase options  exercised and the amount of cash generated by operations prior to delivery of the  aircraft.  At this time,  the type of  financing  has not been  determined  except for the three initial Airbus aircraft (see Note 14).

 (14)   Subsequent Events

        In May 2001,  we entered  into a credit  agreement  to borrow up to  $72,000,000  for the purchase of three
        Airbus  aircraft  together with a maximum  borrowing of $24,000,000  per aircraft.  Each aircraft loan will have a term of 120 months and will be payable in equal monthly  installments,  including interest,  payable in  arrears.  As of May 30,  2001,  we have  borrowed  $24,000,000  for the  purchase  of the first  Airbus aircraft.  The note for this  borrowing has monthly  payments of $209,110,  bears  interest at 6.714%,  and matures in May 2011 with a balloon payment of $10,200,000.

(15)    Selected Quarterly Financial Data (Unaudited)

                                                 First            Second             Third             Fourth
                                                Quarter           Quarter           Quarter           Quarter
2001
----
Revenues                                    $ 112,808,744     $ 131,082,878     $  114,212,036     $ 114,772,769
                                           ==================================== ================= =================
Operating Expenses                          $  87,435,488     $ 100,489,658     $   99,549,616     $ 104,680,345
                                           ==================================== ================= =================
Net Income                                  $  16,448,242     $  20,193,576     $   10,284,653     $   7,941,302
                                           ==================================== ================= =================

Earnings per share:
  Basic                                    $         0.62     $        0.75     $         0.38     $        0.28
                                           ==================================== ================= =================
  Diluted                                  $         0.57     $        0.69     $         0.35     $        0.27
                                           ==================================== ================= =================

2000
----
Revenues                                    $  77,886,197     $  85,453,265     $   73,973,909     $  92,506,584
                                           ==================================== ================= =================
Operating Expenses                          $  66,120,957     $  72,350,177     $   69,964,227     $  82,075,370
                                           ==================================== ================= =================
Income before cumulative effect of
  change in accounting principle            $   7,728,564     $   8,752,522     $    3,095,381     $   6,883,777
Cumulative effect of change in method of
  accounting for maintenance checks               549,009           -                  -                 -
                                           ------------------------------------ ----------------- -----------------
Net income                                  $   8,277,573     $   8,752,522     $    3,095,381     $   6,883,777
                                           ==================================== ================= =================

  Basic earning per share:
    Before cumulative effect
       of change in accounting principle   $         0.31     $        0.33     $         0.12     $        0.26
    Cumulative effect of change in method
      of accounting for maintenace checks            0.02              -                  -                 -
                                           ------------------------------------ ----------------- -----------------
    Net income                             $         0.33     $        0.33     $         0.12     $        0.26
                                           ==================================== ================= =================

  Diluted earnings per share:
    Before cumulative effect
      of change in accounting principle    $         0.27     $        0.31     $         0.11     $        0.24
    Cumulative effect of change in method
      of accounting for maintenance checks           0.02              -                  -                 -
                                           ------------------------------------ ----------------- -----------------
    Net income                             $         0.29     $        0.31     $         0.11     $        0.24
                                           ==================================== ================= =================