Form 10-K/A
period 2001-03-31
FRONTIER AIRLINES INC /CO/
filed 2001-07-31
CIK 921929

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                              FORM 10-K/A
                                                            Amendment No. 1

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

                                                     Common Stock Purchase Rights
                                                     ----------------------------
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
                                                               ---     -----

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information statements  incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Aggregate  market value of common stock held by  non-affiliates  of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of June 1, 2001: $356,124,128.

The number of shares of the Company's common stock outstanding as of June 1, 2001 is 28,292,102.

Documents incorporated by reference - None.

                                                               PART III

The Annual Report on Form 10-K of Frontier  Airlines,  Inc. (the  "Company")  filed with the  Commission on June 8, 2001,  incorporated
Part III of Form 10-K by reference  from the  Registrant's  Proxy  Statement  for its 2001 Annual  Meeting of  Shareholders.  The Proxy
Statement will not be filed within 120 days of the  Registrant's  year-end,  therefore,  the  information  required by Part III of Form
10-K for the year ended March 31, 2001 is included in this amendment.

Item 10:  Directors and Executive Officers of the Registrant.

                  The following table contains the name, age and position with the Company of each executive officer as of July 20,
2001, each director of the Company, and each nominee for director of the Company.  Their respective backgrounds are described following the table.  Each of the officers devotes his or her full-time efforts to the affairs of the Company.

                               Name                      Age                           Position
                               ----                      ---                           --------
              Samuel D. Addoms                           61     President, Chief Executive Officer, and Chief
                                                                Financial Officer; Director
              Jeff S. Potter                             41     Executive Vice President and Chief Operating Officer;
                                                                Director
              Ann E. Block                               51     Vice President - Human Resources and Flight Services
              Michael J. Bowers                          44     Vice President - Customer Service and Station
                                                                Operations
              Elise R. Eberwein                          36     Vice President - Communications
              William F. McKinney                        62     Vice President - Flight Operations
              Sean E. Menke                              32     Vice President - Market Planning
              Elissa A. Potucek                          44     Vice President, Controller and Treasurer
              William C. Schaudt                         58     Vice President - Maintenance and Engineering
              Arthur T. Voss                             59     Vice President - Administration and General Counsel;
                                                                Secretary
              Paul S. Dempsey                            50     Director
              B. LaRae Orullian                          68     Director
              William B. McNamara                        68     Director
              D. Dale Browning                           63     Director
              James B. Upchurch                          42     Director

                  Samuel D. Addoms is President, Chief Executive Officer, and Chief Financial Officer and a director of the Company, having earlier served as Executive Vice President, Treasurer and a director of the Company during its early development in 1993 through September 1994 when he was elected to the position of President.  He was elected Chief Executive Officer effective January 1,
1995, and assumed the position of Chief Financial Officer upon resignation of the Company's prior Chief Financial Officer on June 30,
2001.  Before commencing his involvement in the development of the Company in 1993, he was associated with some 15 firms for the previous 11 years, either as an officer, director or consultant.  These include Gelco Corporation, Connecting Point of America and
Communications World, Inc.  His 40 years of management experience include positions as President and Vice President-Finance of
Monfort of Colorado, President of the Denver National Bank and Vice President of the Continental Illinois National Bank in Chicago.

                  Jeff S. Potter has been Executive Vice President, Chief Operating Officer and a Director of the Company since May
2001.  Before re-joining the Company, he served as Chief Executive Officer of Vanguard Airlines from May 2000 to April 2001.  Prior to working for Vanguard Airlines he was Vice President of Marketing for the Company from 1995 to April 2000.  He has over 18 years of airline and airline related experience, including regional director of commercial marketing  for McDonnell Douglas Corporation and various positions with Pacific Southwest Airlines, Continental Airlines, Northwest Airlines, and the former Frontier Airlines.

                  Ann E. Block has been Vice President-Human Resources since March 1999 and Vice President-Human Resources and Flight
Services since June 2000.  Before joining the Company she served as Director-Human Resources Strategy and Services for BlueCross
BlueShield of Colorado.  From 1981 to 1996, she served in various capacities with Public Service Company of Colorado.  From
1996-1997, she served as Director-Total Compensation for HR Source, Inc.

                  Michael J. Bowers has been Vice President-Customer Service and Stations Operations since August 2000.  From October
1990 until August 2000 he held the position of Director, Customer Services for Horizon Air.  Prior to that he was the Customer
Service Manager at several stations for Alaska Airlines.

                  Elise R. Eberwein has served as Vice President-Communications of the Company since June 2000.  Prior to this appointment, she served as Director-Corporate Communications since joining the Company in 1998.  From 1997 through 1998, she served as Director-Corporate Communications for Western Pacific Airlines.  Between 1986 and 1997, she served in various positions with Trans
World Airlines, Inc., including Director, Communication Support Services, Sales Promotion Manager, In-Flight Services New Hire
Supervisor, Flight Service Manager and Flight Attendant.

                  William F. McKinney has served as Vice President Flight Operations since April 2001.  Prior to coming to the Company he was Vice President-Operations for Vanguard Airlines, a position he held from March 1996 to April 2001.  Prior to Vanguard Airlines he held a variety of positions with Trans World Airlines ranging from pilot to General Manager-Flying, Western Region (Chief Pilot),
from 1967 to 1996.

                  Sean E. Menke has served as Vice President-Market Planning of the Company since June 2000.  Prior to this appointment and since joining the Company in January 1999, he served as Director-Planning and Scheduling.  He joined Frontier
Airlines from United Airlines, where he served as Senior Planner, Domestic Scheduling.  From 1995 through 1998, he was employed by
Western Pacific Airlines as Director, Planning and Manager of Economic Analysis.  Between 1992 and 1995, he held various positions with America West Airlines, including Senior Analyst, Market Development; Economic Analyst and Customer Service Supervisor.

                  Elissa A. Potucek has been Controller/Treasurer of the Company since June 1995 and Vice President since September
1996.  From 1991 to 1995 she was Controller of Richardson Operating Company and Richardson Production Company, an oil and gas company based in Denver, Colorado. She served from 1990 to 1991 as Controller of Coral Companies, Inc., Denver, Colorado, having earlier held accounting positions with US West Paging, Inc. (1988-1989), Denver, Colorado, and KPMG Peat Marwick LLP (1985-1988), Denver, Colorado.

                  William C. Schaudt has been Vice President-Maintenance and Engineering of the Company since July 2000.  From 1997 to
2000 he served as Manager Narrow Body, Quality Assurance for American Airlines in Tulsa, Oklahoma.  Prior to that position he held a number of key maintenance positions with American Airlines between August 1967 and July 2000 including Manager of Maintenance &
Engineering Training, Manager of Station & Vendor Surveillance and Manager of Field Quality Assurance.

                  Arthur T. Voss has been Vice President-Administration, General Counsel and Secretary of the Company since September
1995 and Vice President, General Counsel and Secretary of the Company since its inception in February 1994.  From 1991 to 1996, Mr.
Voss was the Vice President-Legal of Professional Fee Examiners, Inc., a professional fee auditing firm based in Denver, Colorado.
He was Vice President-Legal of Aeronautics Leasing, Inc., an aircraft leasing firm based in Golden, Colorado, from 1990 to 1991.
From 1986 to 1989 he served as Vice President and General Counsel of Aspen Airways, Inc.  He held various management positions in the
Legal Department of the former Frontier Airlines, Inc. from 1971 to 1985, most recently as Associate General Counsel.

                  Paul S. Dempsey has been a director of the Company since July 1994 and Vice Chairman of the Board of Directors since
1996.  He is Professor of Law and Director of the Transportation Law Program at the University of Denver, College of Law, Denver,
Colorado, having been associated with that institution since 1979.  He served as Legal Advisor to the Chairman, U.S. Interstate
Commerce Commission, in 1981 and 1982; Attorney-Advisor to the former Civil Aeronautics Board's Office of General Counsel, and its
Bureau of Pricing and Domestic Aviation, 1977-1979; and Attorney-Advisor to the Interstate Commerce Commission's Office of
Proceedings, 1975-1977.  Dr. Dempsey holds the following degrees:  A.B.J., J.D., University of Georgia; LL.M., George Washington
University; and D.C.L., McGill University.  A Fulbright Scholar, he has authored in excess of 50 law review articles, numerous editorials for the news media and various books on topics relating to air transportation.

                  B. LaRae Orullian has been a director of the Company since July 1994 and Chair of the Board of Directors since
September 1995.  A long time banker, she is Vice Chair of the Board of Guaranty Bank, a Denver, Colorado based commercial bank, and a director of The Guaranty Corporation, a bank holding company.  She also serves on the Board of Anthem Blue Cross/Blue Shield doing business in several states throughout the United States, headquartered in Indiana.  She is a member of the Boards of four other companies in Colorado and Utah.  She is past National President and former Chair of Girl Scouts of the USA, and currently is First
Vice Chair of the World Board of Girl Guides and Girl Scouts, based in London, England.  Among numerous business and civic activities, currently she is Chair of the 2001 Easter Seal Campaign and sits on the Colorado Supreme Court Disciplinary Hearing Board.

                  William B. McNamara has been a director of the Company since May 1996.  A retired 35-year airline executive specializing in financial management, he most recently served with Continental Airlines, Inc. (1987 to 1994) as Vice
President-Finance.  From 1983 to 1987 he was Staff Vice President-Finance with New York Air, Inc.  Before that he served in a succession of positions with Trans World Airlines, Inc., for 22 years including service as Staff Vice President-Marketing
Administration.

                  D. Dale Browning has been a director of the Company since July 1996.  A long-term bank and bank card executive, he has served since 1995 as President and Chief Executive Office of ProCard, Inc., Golden, Colorado, and from 1993 to 1995 as a Senior
Consultant to Visa International.  He was President and Chief Executive Officer of the Colorado National Bank of Denver from 1986 through 1993, having concurrently served as Vice Chairman and Chief Operating Officer of Colorado National Bankshares and as Chief
Executive Officer of Rocky Mountain BankCard System.  In 1982 he founded Plus System, Inc., an international automatic teller machine network, and served as President of that company until 1993.  Mr. Browning has served as a director of Central States Indemnity
Company of Omaha since 1995.

                  James B. Upchurch has been a director of the Company since October 1998.  Mr. Upchurch is the President and Chief
Executive Officer of Libra Mezzanine Partners, L.P., Libra Mezzanine Partners II and II-A, L.P. and Libra Capital Partners, L.P.  He
actively manages the investing and lending of approximately $260 million of capital committed to these partnerships.  Mr. Upchurch is also a member of the Board of CampGroup, LLC, and Consolidated Fire Protection, LLC.

Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% of the Company's common stock to file reports with the Securities and Exchange Commission regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock.  Based solely on its review of the copies of such forms it has received, or written representations from certain reporting persons, the Company believes that during the fiscal year ended
March 31, 2001 all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

Meetings of the Board of Directors

                  The Company's Board of Directors met five times in the fiscal year ended March 31, 2001. All members of the Board of
Directors were in attendance at these meetings except for Messrs. Dempsey and Browning and Ms. Orullian, each of whom attended four meetings.

Item 11.  Executive Compensation.

                  The following table summarizes the cash and noncash compensation awarded to, earned by or paid to the Chief
Executive Officer of the Company and other executive officers of the Company in the fiscal years ended March 31, 2001, 2000, and 1999 who had total salary and bonus exceeding $100,000.

                                                                                                       Long Term
                                                         Annual Compensation                         Compensation
                                       --------------------------------------------------------    ------------------

                                                                                                      Securities
                                                                                                      Underlying
                                                                              Other Annual             Options/
and Principal                                                                 Compensation               SARs
Position                                Year     Salary ($)     Bonus($)          ($)(1)             Granted # (4)
--------                                ----     ----------     --------          ------             -------------
Samuel D. Addoms,                       2001        225,000      191,313              13,632                      0
Chief Executive Officer                 2000        172,508       87,415               6,245                      0
                                        1999        103,304       69,542               4,074                100,000

Steve B. Warnecke (2)                   2001        140,000       83,234              12,447                 13,500
                                        2000         77,500       39,272               1,402                 28,000
                                        1999              0            0                   0                      0

Jimmie P. Wyche (3)                     2001        125,000       73,782               9,379                      0
                                        2000        109,000       55,234               4,364                      0
                                        1999         82,455       55,623               3,427                 45,000

Arthur T. Voss                          2001        125,000       73,782               9,377                      0
                                        2000        108,769       55,117               5,129                      0
                                        1999         76,455       51,572               3,173                 75,000

Elissa A. Potucek                       2001        115,000       67,481               4,481                      0
                                        2000        108,769       55,117               5,366                      0
                                        1999         76,455       51,572               3,173                 60,000

Ann E. Block                            2001        115,000       67,481               4,481                      0
                                        2000         95,008       48,144               3,123                 45,000
                                        1999          1,038            0                   0                 45,000

(1)      Other annual compensation represents (i) shares contributed to the executive officers' accounts in the Company's Employee
         Stock Ownership Plan ("ESOP") as of December 31 of each of the years indicated; and (ii) the Company's contributions to the executive officers' 401(k) accounts as of December 31 of each of the years indicated.

         As of March 31, 2001 the respective officers' ESOP accounts held the following number of shares of common stock with corresponding values based on the closing price of the common stock on that date:  Mr. Addoms - 4,900 shares valued at $
         59,724; Mr. Warnecke - 624 shares valued at $ 7,613; Mr. Wyche - 4,263 shares valued at $ 51,966; Mr. Voss - 4,146 shares valued at $ 50,533; Ms. Potucek - 3,215 shares valued at $ 39,190; Ms. Block - 644 shares valued at $7,852.  All of the foregoing individuals are 100% vested in their ESOP accounts, except for Mr. Warnecke and Ms. Block, who are 20% and 40%
         vested, respectively.

         1.       For the calendar year ended December 31,  2000 the Company made cash contributions to the executive  officers' 401(k) accounts as follows:  Mr. Addoms - $ 2,631;  Mr. Warnecke - $ 3,375;  Mr. Wyche - $ 1,551;  Mr. Voss - $ 1,549;  Ms. Potucek - $ 1,489;
         Ms. Block - $ 4,481.

(2)      Mr. Warnecke resigned his employment as an officer of the Company on June 30, 2001.

(3)      Mr. Wyche retired as an officer of the Company on June 22, 2001.

(4)      Adjusted to give effect to a fifty percent  common stock dividend paid by the Company in March 2001.  Mr.  Warnecke's  options reflect those which he is or will be entitled to exercise notwithstanding his resignation.

Option/SAR Grants in Last Fiscal Year

                  During the fiscal year ended March 31, 2001 the Company granted options to purchase 45,000 shares of its common stock to each of Steve B. Warnecke and Ann E. Block, exercisable in five equal annual installments.  Mr. Warnecke's exercise price for this stock option grant is $8.834 per share and Ms. Block's exercise price is $8.547 per share.  As a result of his resignation of employment with the Company on June 30, 2001, Mr. Warnecke is entitled to exercise a maximum of 13,500 options with respect to this grant, exercisable until December 31, 2002.

                             Number of        Percent of
                            Securities       Total Option/   Exercise or                      Potential Realizable Value at
                            Underlying       SARs Granted    Base Price                      Assumed Annual Rates of Stock
                            Option/SARs      To Employees      ($/S#)      Expiration Date      Price Appreciation for
Name                        Granted (#)     In Fiscal Year                                         Options Term
----                        -----------     --------------   ----------    --------------- --------------------------------                                                   ------------
                                                                                                  5% ($)         10% ($)
                                                                                                  ------         -------
Steve B. Warnecke               13,500             3.2%        8.834           12/31/02          14,950          32,400
Ann E. Block                    45,000            10.6%        8.547            5/23/10         241,650         612,450

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                  The following table sets forth certain information regarding options exercised during the fiscal year ended
March 31, 2001, adjusted to give effect to a fifty percent common stock dividend paid by the Company in March 2001, by the Chief
Executive Officer and other executive officers of the Company named in the table above.

                                                                 Number of Securities
                               Shares          Value            Underlying Unexercised            Value of Unexercised
                            Acquired on      Realized         Options at March 31, 2001          In-The-Money Options at
Name                        Exercise (#)       ($)(1)                    (#)                       March 31, 2001 ($)(1)
----                        ------------       ------          -----------------------                ---------------
                                                            Exercisable    Unexercisable     Exercisable   Unexercisable
                                                            -----------    -------------     -----------   -------------
Samuel D. Addoms                -0-             -0-            246,750            90,000     2,557,807           609,390
Steve B. Warnecke (2)           -0-             -0-             12,000            29,500        43,692           103,535
Jimmie P. Wyche (2)             -0-             -0-             35,501            27,000       300,178           182,817
Arthur T. Voss                105,000        1,208,455          73,406            45,000       659,805           304,695
Elissa A. Potucek              3,750           38,205           53,250            48,000       501,507           260,016
Ann E. Block                   9,000           55,692            9,000            72,000        55,692           330,921
-------------------------
(1)      Based on the closing  price of the  Company's  common  stock on the Nasdaq  National  Market of $12.188 per share on March 30,
     2001.

(2)      Mr. Warnecke resigned his employment as an officer of the Company on June 30, 2001 and Mr. Wyche retired on June 22, 2001.

Director Compensation

                  For the year ended March 31, 2001, the Company paid each director who is not a Company employee $20,000 for serving in that capacity and the Company has agreed to pay each such director $20,000 for serving in such capacity for the Company's fiscal year beginning April 1, 2001 and ending March 31, 2002.  Directors who are also employees of the Company receive no additional compensation for serving as directors.  The Company reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors and Committees on which they serve, and permits them to fly without charge on the Company's scheduled flights.  The Company's outside directors are also eligible to receive stock options under the Company's 1994 Stock Option Plan.  During the fiscal year ended March 31, 2001, the Company granted Mr. Upchurch an option to purchase 15,000 shares of the Company's common stock at an exercise price of $13.587 per share.

Samuel D. Addoms Severance Agreement

                  During the fiscal year ended March 31, 1999, the Company entered into a termination agreement with Samuel D. Addoms, the President and Chief Executive Officer of the Company.  The termination agreement provides that if Mr. Addoms' employment is terminated involuntarily, by resignation with the consent of the Company's Board of Directors, or by disability or death, he shall receive (a) two years' salary, (b) $50,000 per year for the period beginning on the second anniversary of his termination and ending on his 65th birthday, (c) a warrant to purchase 100,000 shares of common stock, and (d) certain other travel and insurance perquisites.  In connection with such termination agreement, Mr. Addoms has agreed to provide consulting services to the Company and not to become employed by any competitor of the Company, each during the period beginning on his termination and ending on his 65th birthday.

Compensation Committee Interlocks and Insider Participation

                  During the fiscal year ended March 31, 2001, the Company's Compensation Committee consisted of Ms. Orullian and
Messrs. Dempsey, McNamara, Browning, and Upchurch.

Report of the Compensation Committee on Executive Compensation

                  Overall Policy
                  --------------

                  Salary compensation of the Company's executive officers is determined by the Compensation Committee in conjunction with the Company's entire Board of Directors.  The Committee's consideration of and decisions regarding executive compensation are guided by a number of factors described below.  The objectives of the Company's total executive compensation package are to attract and retain executive talent, to provide an economic framework to motivate the Company's executives to achieve goals consistent with the Company's business strategy, to provide an identity between executive and shareholder interests through stock options and to provide a compensation package that recognizes an executive's individual results and contributions in addition to the Company's overall business results.

                  Salaries
                  --------

                  The key elements of the Company's executive compensation consist of salary, stock options, and bonuses.  The
Compensation Committee, in conjunction with the Company's entire Board of Directors, determines salary levels of officers and employee stock option awards.  Because the Compensation Committee did not intend to target the base salary levels in effect for the executive officers at a designated percentile of the salary levels in effect for other companies in the airline industry, there is no meaningful correlation between the Company's salary levels and the rates of base salary in effect for those companies which are taken into account in the Peer Group Index utilized for purposes of the stock price performance graph which follows this report.

                  Salaries for executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison of salaries for comparable positions at other airlines.

                  The salary levels of the executive officers of the Company for the next fiscal year are generally established by the
Compensation Committee at fiscal year-end and are reviewed and approved by the entire Board of Directors.  Specific individual performance and overall corporate or business segment performance are reviewed in determining the compensation level of each individual officer.

                  Mr. Addoms' base salary as Chief Executive Officer for the fiscal year ending March 31, 2002 is $235,000 per annum.
The Compensation Committee believes that Mr. Addoms' base salary for prior years was substantially below that of similarly situated executives in the airline industry.  The Compensation Committee believes that Mr. Addoms' current annual salary is comparable to or below the annual salaries for similarly situated executives within the airline industry.

                  Bonuses
                  -------

                  The Company paid bonuses to its executive officers in fiscal 2001.  The Compensation Committee and Board of
Directors approved these bonuses due to the continuing improved financial performance of the Company.  The Board of Directors agreed, upon attainment by the Company for the fiscal year of pre-tax income of approximately $55.7 million (the "Performance Goal"), to pay the Company's President and Chief Executive Officer a bonus equal to 75% of his base salary for the fiscal year and to pay the
Company's other executive officers a bonus equal to 50% of their respective base salaries for the fiscal year.  In addition, the Board of Directors authorized the payment to the Company's executive officers of an amount equal to one percent of the pre-tax income in excess of the Performance Goal, which amount was distributed among the executive officers in proportion to their base salaries for the fiscal year.

COMPENSATION COMMITTEE

                  B. LaRae Orullian                                    D. Dale Browning
                  Paul S. Dempsey                                      William B. McNamara
                  James B. Upchurch

Performance Graph

                  The following graph shows the cumulative total shareholder return on the Company's common stock compared to the cumulative total return of two other indices:  (i) The Nasdaq Market Index of U.S. Companies, and (ii) the Peer Group Index of
similar line-of-business companies as chosen by the Company, consisting of Midway Airlines Corp., AirTran Holdings, Inc. (formerly
Valujet Airlines, Inc.), and Vanguard Airlines, Inc. (the "Peer Group").  Each member of the Peer Group's stock is listed on the
Nasdaq National Market or the Nasdaq SmallCap Market.  The time period graphed is the period from March 31, 1996 through March 31,
2001.

                  [Included in proxy statement mailed to holders]

COMPANY/INDEX/MARKET                     03/29/96     03/31/97      03/31/98     03/31/99     03/31/00    03/30/01

Frontier Airlines, Inc.                    100.00       116.67         56.25        62.50      164.58        197.92
Peer Group Index (3)                       100.00       205.13         60.51        57.43       34.78         29.68
NASDAQ Market Index                        100.00       134.51        150.48       227.41      297.18        547.25

(1)      Assumes $100 invested on March 29, 1996 in the Company's common stock, the Nasdaq Market Index and the Peer Group Index of similar line-of-business companies.

(2)      Total shareholder return assumes reinvestment of dividends.

       The Peer Group Index used in the Company's  1997 Proxy  Statement  included  Western  Pacific  Airlines,  Inc.,  which filed for bankruptcy in 1997 and whose stock is no longer  publicly  traded.  The 1997 Proxy  Statement  Peer Group Index also  included  Airways
Corporation,  the parent company of AirTran  Holdings,  Inc. (then AirTran Airlines,  Inc., and formerly ValuJet  Airlines,  Inc.). The stock of Airways  Corporation is no longer publicly  traded.  The Peer Group Index used in the Company's 1998 Proxy Statement  included
Reno Air,  Inc. Reno Air,  Inc. is no longer used as a member of the Peer Group Index and has been  replaced by Midway  Airlines  Corp.
Because Reno Air, Inc. was purchased by American Airlines, Reno Air, Inc. is no longer a national carrier.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  As of July 20, 2001, the record date, 28,344,602 shares of the Company's common stock were outstanding and entitled to vote at the meeting.  Each share may cast one vote on each separate matter of business properly brought before the meeting.  Only shareholders of record at the close of business on July 20, 2001 may vote.

                  The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of July 20, 2001 by:  (i) each director and nominee for director of the Company; (ii) each named executive officer listed in the
Executive Compensation Table; (iii) all directors and executive officers as a group; and (iv) persons to the knowledge of the Company that beneficially own more than five percent of the Company's outstanding common stock.

                                                                 Shares Beneficially          Percentage of
Name and Address of Beneficial Owner                                    Owned                 Ownership (1)
------------------------------------                                    -----                 -------------
Directors and Executive Officers:
---------------------------------
Samuel D. Addoms                                                     394,500(2)                    1.4%
  7001 Tower Road
  Denver, CO  80249-7312
Paul S. Dempsey                                                      130,500(3)                     *
  7001 Tower Road
  Denver, CO  80249-7312

B. LaRae Orullian                                                     42,225(4)                     *
  7001 Tower Road
  Denver, CO  80249-7312

William B. McNamara                                                   22,500(5)                     *
  7001 Tower Road
  Denver, CO  80249-7312

D. Dale Browning                                                       45,000                       *
  7001 Tower Road
  Denver, CO  80249-7312

James B. Upchurch                                                     88,500(6)                     *
  7001 Tower Road
  Denver, CO  80249-7312
                                                                      60,176(7)                     *
Steve B. Warnecke
7001 Tower Road
Denver, Co  80249-7312
                                                                      39,764(8)                     *
Jimmie P. Wyche
7001 Tower Road
Denver, CO  80249-7312
                                                                      77,552(9)                     *
Arthur T. Voss
7001 Tower Road
Denver, CO  80249-7312
                                                                     81,790(10)                     *
Elissa A. Potucek
7001 Tower Road
Denver, CO  80249-7312
                                                                     18,257(11)                     *
Ann E. Block
7001 Tower Road
Denver, CO  80249-7312
                                                                     31,522(12)                     *
Jeff S. Potter
7001 Tower Road
Denver, CO  80249-7312
All directors and executive officers                                1,071,894(14)                  3.8%
as a group (17 persons) (13)

Five Percent and Greater Shareholders:
-------------------------------------
B III Capital Partners, L.P. (15)                                  2,505,043 (16)                  8.8%
  141 Linden Street, Suite 4
  Wellesley, MA  02482

---------------------------------------------------------------------------------------------------------------------------------------

*        Less than 1%
(1)      Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of filing of this proxy statement upon the exercise of options, warrants or convertible securities that are held by such person (but not those held by any other person).  This table assumes a base of 28,344,602 shares of common stock outstanding as of the date of this proxy statement, before any consideration is given to other outstanding options, warrants or convertible securities.
(2)      Includes 198,750 shares held under option, all of which are currently exercisable, and 4,900 vested shares allocated under the Company's Employee Stock Ownership Plan ("ESOP").
(3)      Includes 120,000 shares held under option, all of which are currently exercisable.
(4)      Includes 7,500 shares held under option, all of which are currently exercisable.
(5)      Includes 17,500 shares held under option, all of which are currently exercisable.
(6)      Includes 45,000 shares held under option, all of which are currently exercisable.
(7)      Includes 12,000 shares held under option, all of which are currently exercisable, and 124 vested shares allocated under the
         ESOP.  Mr. Warnecke resigned on June 30, 2001.
(8)      Includes 35,501 shares held under option, all of which are currently exercisable, and 4,263 vested shares allocated under the ESOP.  Mr. Wyche retired on June 22, 2001.
(9)      Includes 38,406 shares held under option, all of which are currently exercisable, and 4,146 vested shares allocated under the ESOP.
(10)     Includes 52,750 shares held under option, all of which are currently exercisable, and 3,215 vested ESOP shares.
(11)     Includes 18,000 shares held under option, all of which are currently exercisable, and 257 vested shares allocated under the
         ESOP.
(12)     Includes 4,022 vested shares allocated under the ESOP.
(13)     One executive officer retired and another resigned in June 2001.  The number of shares of the Company's common stock owned by these former officers and included in the table is 99,940.
(14)     Includes 584,407 shares held under option by the Company's directors and executive officers which are exercisable within 60 days, and 21,535 vested shares allocated under the ESOP.
(15)     DDJ Capital III, LLC is the general partner of, and DDJ Capital Management, LLC is the investment manager for, B III Capital
         Partners, L.P., and may be deemed to be the beneficial owners of such shares.
(16)     Includes warrants to purchase 525,000 shares of common stock, all of which are currently exercisable.  Information with respect to B III Capital Partners, L.P., DDJ Capital III, LLC, and DDJ Capital Management, LLC is based on Amendment No. 19 to Schedule 13D dated March 21, 2001, as filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions.

None.

                                                              SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  July 31 , 2001                                By: /s/ Samuel D. Addoms
                                                     -------------------------------------------------
                                                     Samuel D. Addoms, Director, President, and acting
                                                     Chief Financial Officer