Form 10-Q
period 2001-06-30
FRONTIER AIRLINES INC /CO/
filed 2001-08-03
CIK 921929

                                                     FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-24126

                                               FRONTIER AIRLINES, INC.
                                               -----------------------
                               (Exact name of registrant as specified in its charter)

                      Colorado                                                            84-1256945
-----------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporated or organization)               (I.R.S. Employer Identification No.)

                  7001 Tower Road, Denver, CO                                              80249
                -------------------------------                                         ------------
           (Address of principal executive offices)                                       (Zip Code)

Issuer's telephone number including area code:  (720) 374-4200

Indicate by check mark whether the registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities
Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the  registrant  was  required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                                          ---     -----

The number of shares of the Company's Common Stock outstanding as of July 31, 2001 was 28,352,102.

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

                                                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)                                                                      June 30,        March 31,
                                                                                   2001             2001
                                                                             ----------------------------------
Assets
------
Current assets:

    Cash and cash equivalents                                                  $ 100,082,049   $ 109,251,426
    Short-term investments                                                         2,000,000       2,000,000
    Restricted investments                                                        11,700,000       9,100,000
    Receivables, net of allowance for doubtful accounts of $387,000
      and $368,000 at June 30, 2001 and March 31, 2001, respectively              21,390,685      32,380,943
    Maintenance deposits                                                          34,830,217      30,588,195
    Prepaid expenses and other assets                                             11,355,713      10,849,080
    Inventories                                                                    5,101,451       4,072,335
    Deferred tax assets                                                            2,006,759       1,506,218
    Deferred lease and other expenses                                                 27,684          45,621
                                                                             ----------------------------------
            Total current assets                                                 188,494,558     199,793,818

Security, maintenance and other deposits                                          49,830,465      45,680,373
Property and equipment, net                                                       88,674,660      38,100,126
Deferred lease and other expenses                                                    304,730          58,621
Restricted investments                                                            11,477,760      11,683,660
                                                                             ----------------------------------
                                                                               $ 338,782,173   $ 295,316,598
                                                                             ==================================
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:

    Accounts Payable                                                           $  17,418,750   $  21,623,067
    Air traffic liability                                                         68,740,309      62,663,237
    Other accrued expenses                                                        20,231,726      18,236,479
    Accrued maintenance expense                                                   38,247,753      33,510,531
    Current portion of long-term debt                                              1,024,623        -
    Income taxes payable                                                             891,563        -
    Current portion of obligations under capital leases                              128,857         125,552
                                                                             ----------------------------------
            Total current liabilities                                            146,683,581     136,158,866

Long-term debt                                                                    22,904,975        -
Accrued maintenance expense                                                       12,242,711      12,175,225
Deferred tax liability                                                             2,484,714       1,999,553
Deferred rent                                                                        618,151        -
Obligations under capital leases, excluding current portion                          170,590         203,863
                                                                             ----------------------------------
            Total liabilities                                                    185,104,722     150,537,507
                                                                             ----------------------------------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares; none issued         -               -
    Common stock, no par value, stated value of $.001 per share, authorized
        40,000,000 shares; 28,339,602 and 28,194,602 shares issued and
        outstanding at June 30, 2001 and March 31, 2001, respectively                 28,340          28,195
    Additional paid-in capital                                                    78,211,474      77,606,918
    Unearned ESOP shares                                                          (1,108,025)     (1,662,087)
    Retained earnings                                                             76,545,662      68,806,065
                                                                             ----------------------------------
            Total stockholders' equity                                           153,677,451     144,779,091
                                                                             ----------------------------------
                                                                              $  338,782,173  $  295,316,598
                                                                             ==================================

FRONTIER AIRLINES, INC.
Statements of Income
(Unaudited)

                                                                               Three Months Ended June 30,
                                                                                   2001            2000
                                                                             ---------------------------------
Revenues:

    Passenger                                                                  $ 120,727,839  $ 110,967,395
    Cargo                                                                          1,965,573      1,225,494
    Other                                                                            622,945        615,855
                                                                             ---------------------------------

            Total revenues                                                       123,316,357    112,808,744
                                                                             ---------------------------------

Operating expenses:

    Flight operations                                                             49,736,454     39,631,087
    Aircraft and traffic servicing                                                17,845,970     13,647,785
    Maintenance                                                                   18,347,190     14,390,883
    Promotion and sales                                                           16,524,763     12,461,773
    General and administrative                                                     7,234,552      6,229,618
    Depreciation and amortization                                                  2,321,868      1,074,342
                                                                             ---------------------------------

            Total operating expenses                                             112,010,797     87,435,488
                                                                             ---------------------------------

            Operating income                                                      11,305,560     25,373,256
                                                                             ---------------------------------

Nonoperating income (expense):

    Interest income                                                                1,530,758      1,624,434
    Interest expense                                                                (252,874)       (17,459)
    Other, net                                                                       (49,683)       (15,900)
                                                                             ---------------------------------

            Total nonoperating income, net                                         1,228,201      1,591,075
                                                                             ---------------------------------

Income before income tax expense                                                  12,533,761     26,964,331

Income tax expense                                                                 4,794,164     10,516,089
                                                                             ---------------------------------

Net income                                                                       $ 7,739,597   $ 16,448,242
                                                                             =================================

Earnings per share:
            Basic                                                                      $0.27          $0.62
                                                                             =================================
            Diluted                                                                    $0.26          $0.57
                                                                             =================================

Weighted average shares of
  common stock outstanding:
            Basic                                                                 28,288,629       26,616,671
                                                                             =================================
            Diluted                                                               29,879,414       28,909,737
                                                                             =================================

FRONTIER AIRLINES, INC.
Statement of Cash Flows
(Unaudited)

                                                                               Three Months Ended June 30,
                                                                                   2001            2000
                                                                             ---------------------------------

Cash flows from operating activities:

    Net income                                                                   $ 7,739,597   $ 16,448,242
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock option plan compensation expense                          554,062        285,938
            Depreciation and amortization                                          2,365,341      1,115,224
            Deferred tax expense (benefit)                                           (15,380)        -
            Changes in operating assets and liabilities:
                Restricted investments                                            (2,600,000)        -
                Trade receivables                                                 10,990,258     (5,990,567)
                Security, maintenance and other deposits                          (4,282,507)    (2,057,911)
                Prepaid expenses and other assets                                   (778,278)      (801,688)
                Inventories                                                       (1,029,116)      (447,045)
                Accounts payable                                                  (4,204,317)    (1,600,283)
                Air traffic liability                                              6,077,072      5,694,207
                Other accrued expenses                                             1,995,247      4,517,957
                Income taxes payable                                                 891,563      5,403,008
                Accrued maintenance expense                                        4,804,708      1,953,845
                Increase in deferred rent                                            618,151        -
                                                                             ---------------------------------
                     Net cash provided by operating activities                    23,126,401     24,520,927
                                                                             ---------------------------------

Cash flows from investing activities:
    Decrease in short-term investments, net                                         -            13,760,000
    Increase in aircraft lease and purchase deposits, net                         (4,109,607)    (3,830,500)
    Decrease in restricted investments                                               205,900        -
    Capital expenditures                                                         (52,896,402)    (3,683,553)
                                                                             ---------------------------------
                     Net cash (used) provided by investing activities            (56,800,109)     6,245,947
                                                                             ---------------------------------

Cash flows from financing activities:

    Net proceeds from issuance of common stock                                       604,701        488,244
    Proceeds from long-term borrowings                                            24,000,000        -
    Principal payments on long-term borrowings                                       (70,402)        -
    Principal payments on obligations under capital leases                           (29,968)       (26,985)
                                                                             ---------------------------------
                    Net cash provided by financing activities                     24,504,331        461,259
                                                                             ---------------------------------

                    Net (decrease) increase in cash and cash equivalents          (9,169,377)    31,228,133

Cash and cash equivalents, beginning of
period                                                                           109,251,426     67,850,933
                                                                             ---------------------------------

 Cash and cash equivalents, end of period                                      $ 100,082,049   $ 99,079,066
                                                                             =================================

FRONTIER AIRLINES, INC.
Notes to Financial Statements
June 30, 2001

(1)      Basis of Presentation

     The accompanying  unaudited financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim financial  information and the instructions to Form 10-Q and Regulation S-X.  Accordingly,  they do not include all of the information and footnotes required by generally accepted  accounting  principles for complete financial  statements and should be read in  conjunction  with the  Company's  Annual  Report on Form 10-K for the year ended  March 31,  2001.  In the  opinion of management,  all adjustments  (consisting only of normal recurring adjustments)  considered necessary for a fair presentation have been included.  The results of operations for the three months ended June 30, 2001 are not  necessarily  indicative of the results that will be realized for the full year.

(2)      Note Payable

     In May 2001, the Company  entered into a credit  agreement to borrow up to $72,000,000  for the purchase of three Airbus  aircraft with a maximum  borrowing of  $24,000,000  per aircraft.  Each aircraft loan will have a term of 120 months and will be payable in equal monthly  installments,  including  interest,  payable in arrears.  The loans are secured by the aircraft.  At the end of the term, there is a balloon payment for each aircraft loan that is not to exceed  $10,200,000.  As of June 30, 2001, we have borrowed
     $24,000,000  for the purchase of the first Airbus  aircraft.  The loan  provides for monthly  principal  and interest  payments of
     $218,109, bears interest at 6.714%, and matures in May 2011 with a balloon payment of $10,200,000.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This  report  contains  forward-looking  statements  within the  meaning of Section  21E of the  Securities  Exchange  Act of 1934 that describe the business and prospects of Frontier  Airlines,  Inc.  ("Frontier" or the "Company") and the expectations of our Company and management.  All statements,  other than statements of historical  facts,  included in this report that address  activities,  events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking  statements.  When used in this document,  the words  "estimate,"  "anticipate,"  "project" and similar  expressions  are intended to identify  forward-looking statements.  Forward-looking  statements  are  inherently  subject to risks and  uncertainties,  many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and  uncertainties  include,  but are not limited to: the timing of, and expense  associated with,  expansion and modification of our operations in accordance with our business strategy or in response to  competitive  pressures or other  factors;  general  economic  factors and behavior of the  fare-paying  public;  increased  federal scrutiny of low-fare  carriers  generally that may increase our operating costs or otherwise  adversely affect us; actions of competing airlines,  such as increasing  capacity and pricing  actions of United  Airlines and other  competitors;  the  availability of suitable aircraft,  which may inhibit our ability to achieve operating economies and implement our business strategy;  the unavailability of, or inability to secure upon  acceptable  terms,  financing  necessary to purchase  aircraft which we have ordered;  issues relating to our transition to an Airbus  aircraft fleet;  and  uncertainties  regarding  aviation fuel prices.  Because our business,  like that of the airline  industry  generally,  is characterized  by high fixed costs relative to revenues,  small  fluctuations in our yield per RPM or expense per ASM can significantly  affect operating  results.  See "Risk Factors" in our Form 10-K for the year ended March 31, 2001 as they may be modified by the  disclosures  contained in this report.  Additional  information  regarding  these and other factors may be contained  in the  Company's  Form 10-K for its fiscal  year ended March 31,  2001;  the  Company's  Form 8-K filed May 7, 2001 and the
Company's Form 8-K filed Jan. 22, 2001, as amended by the Company's Form 8-K/A filed July 11, 2001.

Share,  per share and common stock  information  contained  in this report has been  adjusted to reflect a fifty  percent  common stock dividend to shareholders of record on February 19, 2001, which we paid on March
5, 2001.

General

       We are a scheduled  airline based in Denver,  Colorado.  We were  organized in February  1994 and we began flight  operations in
July 1994 with two leased Boeing  737-200 jets. We have since expanded our fleet to 26 leased jets and one purchased  Airbus  aircraft, including seven Boeing 737-200s,  18 Boeing 737-300s,  and two Airbus A319s.  Beginning in May 2001, we began a fleet  replacement plan by which we will replace our Boeing  aircraft with new purchased and leased Airbus jet aircraft,  a transition we expect to complete by approximately  the first  quarter of  calendar  year  2005.  We expect to take  delivery  of our third,  fourth and fifth  Airbus  A319 aircraft in August and September  2001. We have  advanced the return of a leased Boeing  737-300  aircraft to its owner from April 2002 to September 2001.

       As of July 31,  2001,  we operate  routes  linking  our Denver hub to 22 cities in 18 states  spanning  the nation from coast to coast. We plan to commence  service  between Denver and Reno/Lake  Tahoe,  Nevada and Austin,  Texas, on October 1, 2001, each with two daily nonstop  round-trip  flights.  Effective July 9, 2001, we began a codeshare  agreement with Great Lakes  Aviation,  Ltd.  ("Great
Lakes") by which Great Lakes provides daily service to seven regional  markets from our Denver hub. The codeshare  agreement  currently includes Casper, Cody, Gillette, and Cheyenne,  Wyoming,  Amarillo,  Texas, Santa Fe, New Mexico, and Hayden,  Colorado. We expect this agreement  may expand our  service,  in the future,  into  additional  small to  mid-size  markets  currently  served by Great Lakes in
Colorado, Wyoming, Nebraska, South Dakota, North Dakota, Kansas, New Mexico, Utah, Arizona and Texas.

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

       As a result of the expansion of our  operations and  transition  costs  associated  with the fleet  replacement  plan during the quarter ended June 30, 2001, as well as hail storms that damaged five of our aircraft,  our results of operations  are not  necessarily indicative of future operating results or comparable to the prior quarter ended June 30, 2000.

Results of Operations

       We had net income of  $7,740,000  or $.26 per  diluted  share for the  quarter  ended June 30, 2001 as compared to net income of
$16,448,000  or $.57 per diluted share for the quarter ended June 30, 2000.  During the quarter ended June 30, 2001, as compared to the prior comparable  period,  we experienced  lower fares as a result of the slowing  economy.  During the quarter ended June 30, 2000, we experienced  an increase in the number  passengers  that a major  competitor  directed to us because of delays and  cancellations  that airline  experienced.  We estimate that the additional  passenger  traffic received from that airline had the effect of increasing each of our  average  fare and load factor by  approximately  1%.  Additionally,  during the quarter  ended June 30,  2000,  we were able to increase our fare levels to offset  increased  fuel costs.  The cost of fuel during the quarter ended June 30, 2001 was higher than the quarter  ended June 30, 2000,  and because of the slowing  economy,  we were not able to maintain  fares at levels  necessary to offset these costs.  During the quarter  ended June 30,  2001,  we also were forced to cancel a  significant  number of flights as a result of weather conditions in the Denver area.  We believe that this also had an adverse effect on our revenue during the quarter.

       During the quarter ended June 30, 2001, we took delivery of our first two Airbus  aircraft.  As this was a new aircraft type for us, we were required by the Federal Aviation  Administration  ("FAA") to demonstrate that our crews were proficient in flying this type aircraft  and that we were  capable of properly  maintaining  the  aircraft  and related  maintenance  records  before we placed  these aircraft in scheduled  passenger  service.  This process  took longer than we  originally  had  anticipated  and, as a result,  we were required to cancel  scheduled  service  flights that the first  aircraft was  scheduled to perform.  Because of this delay in receiving necessary FAA approvals, we believe that our passenger revenues were adversely effected during the three months ended June 30, 2001.

       Our cost per ASM for the  quarters  ended June 30,  2001 and 2000 were 9.75(cent)and 8.59(cent),  respectively,  an  increase of 1.16(cent)or
13.5%.  Cost per ASM excluding  fuel for the quarters ended June 30, 2001 and 2000 were 8.22(cent)and 7.16(cent),  respectively,  an increase of
1.06(cent)or 14.8%.  Our cost per ASM  increased  during the  quarter  ended June 30,  2001  because of an  increase  in flight  operations expenses  (including  fuel) which  accounted for .44(cent)per ASM, an increase in aircraft and traffic  servicing  expenses of .21(cent), and an increase in maintenance  expenses of .19(cent)per ASM.  These expenses were impacted by the hail damage to five of our aircraft  during the quarter ended June 30, 2001, or  approximately  20% of our fleet.  We incurred  short-term  lease expenses for  substitute  aircraft to minimize the number of flight cancellations while our aircraft were being repaired,  additional  maintenance expenses for the repair of the hail  damage,  and  interrupted  trip  expenses as a result of the number of flight  cancellations  related to the  aircraft out of service for repair.  During April 2001, the Denver area also  experienced  an unusual  blizzard  which caused flight  cancellations  as well as expenses  associated  with deicing our aircraft.  We estimate that the total adverse impact on our cost per ASM associated with these unusual weather conditions was .16(cent), or approximately  $1,800,000.  Additionally,  due to the number of flight cancellations as a result of these weather conditions,  our ASMs were less than we had planned,  which caused our fixed costs to be spread over fewer ASMs and, we  believe,  distorted  our cost per ASM for the  quarter.  During the quarter  ended June 30,  2001,  we incurred  approximately
$2,000,000 in transition  expenses  associated  with the induction of the Airbus  aircraft  which had an adverse  effect on our CASM of approximately  .15(cent).  These include crew salaries;  travel,  training and induction team expenses;  and depreciation  expense.  We also experienced  an  increase  in  advertising  expenses  to  stimulate  traffic in a weak  economy of .22(cent)per ASM. An increase in pilots'
salaries effective in May 2001 also contributed to the increase in cost per ASM during the quarter ended June 30, 2001.

       An  airline's  break-even  load  factor is the  passenger  load factor that will  result in  operating  revenues  being equal to operating  expenses,  assuming  constant  revenue per passenger mile and expenses.  For the quarter ended June 30, 2001, our break-even load factor was 60.6%  compared to our achieved  passenger  load factor of 67.6%.  For the quarter ended June 30, 2000,  our break-even load factor was 49.6% compared to our achieved  passenger load factor of 65.5%.  Our  break-even  load factor  increased from the prior comparable  period  largely as a result of a decrease  in our average  fare to $134  during the  quarter  ended June 30, 2001 from $149 during the quarter  ended June 30, 2000,  compounded by an increase in our expense per ASM to 9.75(cent)for the quarter ended June 30, 2001 from 8.59(cent)for the quarter ended June 30, 2000.

       The following  table  provides  certain of our  financial and operating  data for the year ended March 31, 2001 and the quarters ended June 30, 2001 and 2000.

                                                                Year
                                                               Ended
                                                             March 31,         Quarters Ended June 30,
                                                                2001            2001             2000
                                                          ---------------  --------------  ---------------

               Passenger revenue (000s) (1)                     462,609          120,728         110,967
               Revenue passengers carried (000s)                  3,017              846             712
               Revenue passenger miles (RPMs) (000s) (2)      2,773,833          776,764         666,755
               Available seat miles (ASMs) (000s) (3)         4,260,461        1,148,546       1,017,555
               Passenger load factor (4)                          65.1%            67.6%           65.5%
               Break-even load factor (5)                         52.7%            60.6%           49.6%
               Block hours (6)                                   83,742           22,660          20,025
               Departures                                        38,556           10,190           9,129
               Average seats per departure                          132              132             131
               Average stage length                                 837              854             851
               Average length of haul                               919              918             936
               Aircraft miles (000s)                             32,276            8,701           7,768
               Average daily block hour utilization (7)             9.4              9.9             9.4
               Yield per RPM (cents) (8)                          16.68            15.54           16.64
               Total yield per RPM (cents) (9)                    17.05            15.88           16.92
               Total yield per ASM (cents) (10)                   11.10            10.74           11.09
               Expense per ASM (cents)                             9.20             9.75            8.59
               Expense per ASM excluding fuel (cents)              7.54             8.22            7.16
               Passenger revenue per block hour                   5,524            5,328           5,541
               Average fare (11)                                    146              134             149
               Average aircraft in fleet                           24.5             25.2            23.5
               Aircraft in fleet at end of period                  25.0             27.0            24.0
               Average age of aircraft at end of period            11.4             10.8            10.8
               EBITDAR (000s) (12)                              147,179           29,896          41,199
               EBITDAR as a % of revenue                          31.1%            24.2%           36.5%

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

       The following table provides our operating  revenues and expenses expressed as cents per total ASMs and as a percentage of total operating revenues, as rounded, for the year ended March 31, 2001 and the quarters ended June 30, 2001 and 2000.

                                     Year Ended March 31,                    Quarters Ended June 30,
                                   -------------------------- ------------------------------------------------------
                                             2001                        2001                       2000
                                   -------------------------- ------------------------------------------------------
                                        Per           %             Per            %           Per           %
                                       total          of           total          of          total          of
                                        ASM        Revenue          ASM         Revenue        ASM        Revenue
                                        ---        -------          ---         -------        ---        -------
Revenues:
    Passenger                         10.86        97.8%          10.51        97.9%         10.91        98.4%
    Cargo                              0.18         1.6%           0.17         1.6%          0.12         1.1%
    Other                              0.06         0.6%           0.06         0.5%          0.06         0.5%
                                   -------------------------- ------------------------------------------------------
Total revenues                        11.10       100.0%          10.74       100.0%         11.09       100.0%

Operating expenses:
    Flight operations                  4.21        37.9%           4.33        40.3%          3.89        35.1%
    Aircraft and traffic servicing     1.42        12.8%           1.55        14.4%          1.34        12.1%
    Maintenance                        1.54        13.8%           1.60        14.9%          1.41        12.8%
    Promotion and sales                1.31        11.8%           1.44        13.4%          1.22        11.0%
    General and administrative         0.59         5.4%           0.63         5.9%          0.61         5.5%
    Depreciation and amortization      0.13         1.2%           0.20         1.9%          0.11         1.0%
                                   -------------------------- ------------------------------------------------------
Total operating expenses               9.20        82.9%           9.75        90.8%          8.59        77.5%
                                   ========================== ======================================================

Total ASMs (000s)                 4,260,461                   1,148,546                  1,017,555

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

       Our  average  fare for the  quarters  ended June 30,  2001 and 2000 was $134 and $149,  respectively,  a decrease  of 10.1%.  We believe that the decrease in the average fare during the quarter ended June 30, 2001 from the prior  comparable  period was a result of the  slowing  economy.  During the quarter  ended June 30, 2000 we  experienced  an increase in the number of  passengers  that a major competitor  directed to us because of delays and  cancellations  that airline  experienced.  We estimate that the additional  passenger traffic  received  from that  airline had the effect of  increasing  each of our  average  fare and load  factor by  approximately  1%.
Additionally,  during the quarter ended June 30, 2000,  we were able to increase our fare levels to offset  increased  fuel costs.  The cost of fuel  during the  quarter  ended June 30, 2001 was higher  than the  quarter  ended June 30,  2000,  and because of the slowing economy, we were not able to maintain fares at levels necessary to offset these costs.

       Passenger  Revenues.  Passenger  revenues totaled  $120,728,000 for the quarter ended June 30, 2001 compared to $110,967,000 for the quarter ended June 30, 2000, an increase of 8.8%.  Passenger revenue includes revenues for non-revenue  passengers,  administrative fees,  and  revenue  recognized  for  tickets  that are not used within one year from their issue  dates.  We carried  846,000  revenue passengers  during the quarter ended June 30, 2001  compared to 712,000 in the quarter  ended June 30, 2000,  an increase of 18.8%.  We had an average of 25.2  aircraft in our fleet during the quarter  ended June 30, 2001  compared to an average of 23.5  aircraft  during the quarter  ended June 30,  2000,  an increase of 7.2%.  ASMs  increased  to  1,148,546,000  for the quarter  ended June 30, 2001 from
1,017,555,000  for the quarter  ended June 30, 2000, an increase of 12.9%.  RPMs for the quarter  ended June 30, 2001 were  776,764,000 compared to  666,755,000  for the quarter  ended June 30, 2000,  an increase of 16.5%.  The  increase in RPMs  outpaced the increase in capacity  (ASMs)  resulting in an increase in our load factor of 2.1 points from 65.5% for the quarter ended June 30, 2000 to 67.6% for the  quarter  ended June 30,  2001.  During the  quarter  ended June 30,  2001,  we had to cancel  numerous  flights as a result of the weather conditions the Denver area experienced.  We believe that this had an adverse effect on our revenue during the quarter.

       Cargo revenues,  consisting of revenues from freight and mail service,  totaled $1,966,000 and $1,225,000 for the quarters ended
June 30, 2001 and 2000,  representing 1.6% and 1.1% of total operating  revenues,  respectively,  or an increase of 60.4%.  During July
2000 an audit was performed on our contract cargo sales and services  provider.  The audit disclosed that for a 15 month period between
January 1, 1999 and March 31, 2000 both cash and credit card sales were  remitted to us by our  services  provider,  even though we had collected for the cash sales directly from our customer.  We therefore  adjusted  cargo revenue  downward  $423,000  during the quarter ended  June 30,  2000.  Excluding  the  effect of this  adjustment,  on the prior  comparable  period,  cargo  revenue  would have been
$1,648,000  for the quarter  ended June 30, 2000 and the year over year increase  would have been 19.3%.  This adjunct to the passenger business is highly  competitive and depends heavily on aircraft  scheduling,  alternate  competitive means of same day delivery service and schedule reliability.

       Other revenues,  comprised  principally of interline  handling fees, liquor sales and excess baggage fees,  totaled $623,000 and
$616,000 or .5% of total operating revenues for each of the quarters ended June 30, 2001 and 2000, respectively.

Operating Expenses

       Operating  expenses  include those related to flight  operations,  aircraft and traffic  servicing,  maintenance,  promotion and sales,  general and  administrative  and depreciation and amortization.  Total operating expenses were $112,011,000 and $87,435,000 for the  quarters  ended  June 30,  2001 and 2000 and  represented  90.8%  and 77.5% of total  revenue,  respectively.  Operating  expenses increased as a percentage  of revenue  during the quarter ended June 30, 2001 as a result of the decrease in the average fare from $149 during the quarter ended June 30, 2000 to $134 during the quarter  ended June 30, 2000, a decrease of 10.1%,  and an increase in flight operations  expenses  associated  with pilot training on the Airbus  aircraft,  increased  pilot  salaries,  short-term  aircraft lease expenses, and hail storm damage to five of our aircraft.

       Flight  Operations.  Flight  operations  expenses of $49,736,000 and  $39,631,000  were 40.3% and 35.1% of total revenue for the quarters  ended June 30,  2001 and 2000,  respectively.  Flight  operations  expenses  include  all  expenses  related  directly to the operation of the aircraft including fuel, lease and insurance expenses,  pilot and flight attendant  compensation,  in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft fuel expenses are comprised of both the direct cost of fuel,  including  taxes and the cost of delivering fuel into the aircraft.  Aircraft fuel costs of $17,633,000 for 18,207,000  gallons used and  $14,537,000 for 15,700,000  gallons used resulted in an average fuel cost of 96.9(cent)and 92.6(cent)per gallon and represented  35.4% and 36.7% of total flight  operations  expenses for the quarters ended June 30, 2001 and 2000,  respectively.  The average fuel cost per gallon  increased  for the quarter ended June 30, 2001 from the comparable  prior period due to an overall  increase in the market price of fuel.  Fuel prices are subject to change  weekly,  as we do not purchase  supplies in advance for inventory.  Fuel  consumption  for the quarters ended June 30, 2001 and 2000 averaged 804 and 784 gallons per block hour,  respectively.  Fuel  consumption  increased over the prior  comparable  period as a result of increased flight speeds to improve on-time performance.

       Aircraft lease expenses totaled  $16,318,000  (13.2% of total revenue) and $14,768,000 (13.1% of total revenue) for the quarters ended June 30,  2001 and 2000,  respectively,  or an  increase  of 10.5%.  The  increase  is largely  due to an increase in the average number of aircraft to 25.2 from 23.5,  an increase of 7.2%.  During the quarter  ended June 30, 2001,  to minimize the number of flight cancellations  while our aircraft were being  repaired,  we incurred  short-term  lease  expenses of $541,000 for aircraft to partially replace our aircraft  damaged by hail.  During the first quarter of June 30, 2001 we also added our first purchased  Airbus aircraft to our fleet.  This aircraft does not have lease expense associated with it.

       Aircraft insurance expenses totaled $859,000 (.7% of total revenue) and $802,000 (.7% of total revenue) for the quarters ended June 30,
2001 and 2000, respectively.  Aircraft insurance expenses were .11(cent)and .12(cent)per RPM for the quarters ended June 30, 2001 and 2000, respectively.

       Pilot and flight  attendant  salaries  before payroll taxes and benefits  totaled  $7,775,000 and $4,923,000 or 6.4% and 4.4% of passenger  revenue for each of the quarters  ended June 30, 2001 and 2000, or an increase of 57.9%.  In November 1998, our pilots voted to be represented by an independent  union, the Frontier  Airline Pilots  Association.  The first bargaining  agreement for the pilots, which has a 5-year term,  was ratified and made  effective in May 2000. In May 2001,  we agreed to reconsider  the current rates of pay under our collective  bargaining  agreement with our pilots.  During the past year, several pilot unions at other air carriers received wage  increases  which caused our pilot salaries to be  substantially  below those paid by certain of our  competitors.  We submitted a revised pilot pay proposal to the Frontier  Airline Pilots  Association,  and its members accepted this proposal and was made effective
May 2001.  Pilot and flight attendant  compensation  also increased as a result of a 7.2% increase in the average number of aircraft in service,  an increase of 13.2% in block hours, a general wage increase in flight  attendant  salaries,  and additional crew required to replace  those who were  attending  training  on the  Airbus  equipment.  We pay pilot and  flight  attendant  salaries  for  training, consisting  of  approximately  six and  three  weeks,  respectively,  prior to  scheduled  increases  in  service  which  can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service.

       Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $17,846,000 and $13,648,000 (an increase of 30.8%)
for the quarters ended June 30, 2001 and 2000,  respectively,  and represented  14.5% and 12.1% of total revenue.  Aircraft and traffic servicing  expenses  include all expenses  incurred at airports  including  landing fees,  facilities  rental,  station  labor,  ground handling expenses,  and interrupted trip expenses  associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect  passengers as well as hotel,  meal and other  incidental  expenses.  Aircraft and traffic  servicing expenses  will  increase  with the addition of new cities to our route  system.  During the quarter  ended June 30, 2001,  we served 23 cities  compared to 21 during the quarter  ended June 30, 2000,  or an increase of 9.5%.  During the quarter  ended June 30, 2001,  our departures  increased to 10,190 from 9,129,  or 11.6%.  Aircraft  and traffic  servicing  expenses  were $1,751 per  departure  for the quarter  ended June 30,  2001 as  compared  to $1,495 per  departure  for the  quarter  ended June 30,  2000,  or an increase of 17.1%.
Aircraft  and traffic  servicing  expenses  increased as a result of expenses  associated  with deicing in April 2001 as a result of an unusual  spring  blizzard,  a general wage rate  increase,  and an increase in  interrupted  trip expenses as a result of the number of flight  cancellations  related to the  aircraft  out of service for repair of hail  damage.  Additionally,  due to the number of flight cancellations as a result of these weather conditions,  the number of departures were less than we had planned,  which caused our fixed costs to be spread over fewer departures and, we believe, distorted our expenses per departure for the quarter.

       Maintenance.  Maintenance  expenses of $18,347,000 and $14,391,000  were 14.9% and 12.8% of total revenue for the quarters ended
June 30,  2001 and 2000,  respectively.  These  include  all labor,  parts and  supplies  expenses  related to the  maintenance  of the aircraft.  Routine maintenance is charged to maintenance expense as incurred while major airframe,  engine,  landing gear and auxiliary power unit overhauls are accrued  monthly.  Maintenance  cost per block hour was $810 and $719 for the quarters ended June 30, 2001 and
2000,  respectively.  Maintenance  costs per block hour increased as a result of hail damage to five of our aircraft during the quarter ended June 30, 2001,  estimated at $560,000 ($25 per block hour),  excluding in house labor, and a general wage rate increase effective
April 2001.  Additionally,  due to the  number of flight cancellations  as a result of these  weather  conditions,  the number of block hours were less than we had  planned,  which  caused our fixed costs to be spread over fewer block hours and, we believe, distorted our cost per block hour for the quarter. During the quarter ended June 30, 2000, we performed heavy maintenance checks on two of our leased aircraft for which we were  reimbursed by the aircraft  owner,  thereby  reducing our labor costs by $695,000,  or $35 per block hour.
We did not perform anyheavy  maintenance  checks  on our  aircraft  during  the  quarter  ended  June 30,  2001.

     Promotion and Sales.  Promotion and sales expenses  totaled  $16,525,000  and  $12,462,000 and were 13.4% and 11% of total revenue for the quarters ended June 30, 2001 and 2000,  respectively.  These include advertising expenses,  telecommunications  expenses, wages and benefits for reservationists and reservations  supervision as well as marketing  management and sales personnel,  credit card fees, travel agency commissions and computer  reservations  costs.  During the quarter ended June 30, 2001,  promotion and sales expenses per passenger  increased to $19.53 from $17.50 for the quarter ended June 30, 2000.  Promotion and sales  expenses  increased  largely as a result of an increase  in  advertising  expenses to  stimulate  traffic in a slowing  economy.  Additionally,  we have  incurred  costs associated with the start-up and promotion of our frequent flyer program as well as the redesign of our web site.

       General  and  Administrative.  General  and  administrative  expenses  for the  quarters  ended June 30,  2001 and 2000  totaled
$7,234,000 and  $6,230,000,  respectively,  and were 5.9% and 5.5% of total revenue,  respectively.  During the quarters ended June 30,
2001 and 2000, we accrued for employee performance bonuses totaling $1,065,000 and $1,951,000,  respectively,  or .9% and 1.7% of total revenue for each of these quarters.  General and  administrative  expenses  include the wages and benefits for several of our executive officers and various other  administrative  personnel  including  legal,  accounting,  information  technology,  aircraft  procurement, corporate  communications,  training  and human  resources  and other  expenses  associated  with these  departments.  Employee  health benefits,  accrued vacation and bonus expenses,  general insurance expenses including worker's compensation,  and write-offs associated with credit card and check fraud are also  included in general and  administrative  expenses.  We  experienced  increases  in our human resources,  training and information  technology expenses as a result of an increase in employees from approximately 2,200 in June 2000 to  approximately  2,500 in June 2001,  an increase  of 13.6%.  Because of the  increase in  personnel,  our health  insurance  benefit expenses and accrued  vacation  expense  increased  accordingly.  During the quarter ended June 30, 2001, our accrued  vacation expense increased by approximately $336,000 as a result of higher pilot salaries.

       Depreciation and Amortization.  Depreciation and amortization expenses of $2,322,000 and $1,074,000, an increase of 116.1%, were approximately  1.9% and 1% of total  revenue  for the  quarters  ended June 30, 2001 and 2000,  respectively.  These  expenses  include depreciation of aircraft and aircraft  components,  office equipment,  ground station  equipment,  other fixed assets.  Amortization of start-up  and route  development  costs are not  included as these  expenses  have been  expensed  as  incurred.  Depreciation  expense increased over the prior year as a result of depreciation  expense  associated with our first  purchased  aircraft,  an increase in our spare parts inventory including spare engines and parts for the Airbus fleet,  ground handling equipment,  and computers to support new employees as well as replacement computers for those with outdated technology.

       Nonoperating  Income  (Expense).  Net  nonoperating  income  totaled  $1,228,000 for the quarter ended June 30, 2001 compared to
$1,591,000  for the quarter ended June 30, 2000.  Interest  income  decreased to $1,531,000  from  $1,624,000  during the quarter ended
June 30, 2001 from the prior  comparable  period as a result of a decrease in interest rates.  Interest  expense  increased to $253,000 for the quarter ended June 30, 2001 from $17,000 as a result of interest  expense  associated with the financing of the first purchased
Airbus aircraft received in May 2001.

       Income Tax Expense.  We accrued  income taxes of  $4,794,000  and  $10,516,000  or 38.25% and 39% of taxable  income  during the quarters ended June 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

       Our balance sheet reflected cash and cash  equivalents and short-term  investments of $102,100,000  and $111,251,000 at June 30,
2001 and March 31, 2001,  respectively.  At June 30, 2001, total current assets were  $188,495,000 as compared to $146,684,000 of total current  liabilities,  resulting in working  capital of  $41,811,000.  At March 31, 2001,  total current  assets were  $199,794,000  as compared to  $136,159,000  of total  current  liabilities,  resulting in working  capital of  $63,635,000.  The decrease in our working capital is largely a result of cash flows used by  investing  activities,  principally  the  purchase of our first  aircraft  and spare parts for the new Airbus fleet

       Cash provided by operating  activities  for the quarter ended June 30, 2001 was  $23,126,000.  This is  attributable  to our net income for the period,  decreases in trade  receivables,  increases in air traffic  liability,  other  accrued  expenses,  income taxes payable,  and accrued maintenance expense,  offset by increases in restricted  investments,  security,  maintenance and other deposits, prepaid  expenses and  inventories,  and a decrease in accounts  payable.  Cash provided by operating  activities for the quarter ended
June 30, 2000 was  $24,521,000.  This is  attributable  to our net income for the period,  increases  in air traffic  liability,  other accrued  expenses,  income  taxes  payable,  and accrued  maintenance  expense,  offset by increases  in trade  receivables,  security, maintenance and other deposits, prepaid expenses and inventories, and a decrease in accounts payable.

       Cash used by investing  activities for the quarter ended June 30, 2001 was  $56,800,000.  We used  $4,110,000  for  pre-delivery payments,  net of those  applied to the  purchase of our first Airbus  aircraft,  for future  purchases  of Airbus  aircraft and a cash security  deposit on the first leased Airbus  aircraft.  During the quarter ended June 30, 2001, we converted two purchase options into firmly ordered Airbus A319 aircraft,  and advanced their delivery dates from the third and fourth calendar  quarters of 2004 to May and
June 2002 which required  deposits of $9,203,000.  We also used  $52,896,000 for the purchase of this aircraft and to purchase  rotable aircraft  components  to support  the  Airbus  fleet,  as well as a spare  engine for the Boeing  fleet,  and other  general  equipment purchases.  Cash  provided  by  investing  activities  for the  quarter  ended  June 30,  2000 was  $6,246,000.  We had  maturities  of
$13,760,000 in short-term  investments,  net of purchases,  comprised of  certificates of deposit and  government-backed  agencies with maturities  of one year or less.  During  the  quarter  ended  June 30,  2000,  we made  cash  security  deposits  totaling  $3,831,000 associated  with a leased Boeing  737-300  delivered  during that quarter and 16 Airbus  aircraft we have agreed to lease with delivery dates which began in June 2001.  During the quarter  ended June 30,  2000,  we used  $3,684,000  for capital  expenditures  for rotable aircraft components,  maintenance equipment and tools,  aircraft leasehold costs and improvements,  computer equipment and software for enhancements to our internet booking site and our reservation system.

       Cash provided by financing activities for the quarters ended June 30, 2001 and 2000 was $24,504,000 and $461,000,  respectively.
During the quarters ended June 30, 2001 and 2000, we received  $605,000 and $488,000,  respectively,  from the exercise of common stock options and  warrants.  During the quarter  ended June 30, 2001,  we borrowed  $24,000,000  to finance the purchase of our first Airbus aircraft.

       As of July 31, 2001, we leased 25 Boeing 737 type aircraft and one Airbus A319 aircraft under  operating  leases with expiration dates  ranging from 2001 to 2013.  Under these leases,  we were  required to make cash security  deposits or issue letters of credit to secure the lease  obligations.  At June 30,  2001,  we had made cash  security  deposits  and had  arranged  for issuance of letters of credit  totaling  $4,370,000  and  $10,009,000,  respectively.  Accordingly,  our restricted  cash balance  includes  $10,009,000  that collateralize the outstanding  letters of credit.  Additionally,  we make deposits for maintenance of these aircraft.  At June 30, 2001 and 2000, we had maintenance deposits of $46,562,000 and $28,893,000, respectively.

       We have adopted a fleet  replacement  plan to phase out our Boeing 737 aircraft  and replace them with a  combination  of Airbus
A319 and A318  aircraft.  In March  2000,  we entered  into an  agreement,  as  subsequently  amended,  to purchase up to 29 new Airbus aircraft.  We have agreed to firm  purchases of 14 of these  aircraft,  and have options to purchase up to an  additional  15 aircraft.
During the quarter ended June 30, 2001, we took delivery of the first purchased  aircraft.  Under the terms of the purchase  agreement, we are  required  to make  scheduled  pre-delivery  payments  for these  aircraft.  These  payments  are  non-refundable  with  certain exceptions.  As of June 30,  2001,  we had made  pre-delivery  payments  on future  deliveries  totaling  $32,209,000  to secure  these aircraft and option aircraft.  As a complement to this purchase,  in April and May 2000 we signed two agreements to lease 16 new Airbus aircraft,  one of which had been  delivered to us as of June 30, 2001. As of June 30, 2001,  we had made cash security  deposits on the remaining  15  aircraft we agreed to lease and had  arranged  for  issuance  of letters of credit  totaling  $300,000  and  $2,883,000, respectively,  to secure these leases. The aggregate  additional  amounts due under this purchase  commitment and estimated amounts for buyer-furnished  equipment and spare parts for both the purchased and leased  aircraft was  approximately  $386,200,000  as of June 30,
2001.  We expect to be operating up to 37 purchased  and leased  Airbus  aircraft by the first  quarter of calendar  2005. As discussed below,  we have secured a financing  commitment for the first three  purchased  Airbus A319  aircraft.  To complete the purchase of the remaining aircraft we must secure additional aircraft financing.  We are exploring various financing alternatives,  including,  but not limited to, domestic and foreign bank financing,  public debt financing such as enhanced  equipment trust  certificates,  and leveraged lease  arrangements.  The additional  amount of financing  required will depend on the number of aircraft  purchase options we exercise and the amount of cash  generated  by  operations  prior to delivery of the  aircraft.  While we believe  that such  financing  will be available to us, there can be no assurance that financing will be available  when required,  or on acceptable  terms.  The inability to secure such  financing  could  result in delays in or our  inability  to take  delivery of Airbus  aircraft we have agreed to purchase, which would have a material adverse effect on us.

       Additionally,  in order to maximize the efficiency of our fleet replacement plan, we will continue to endeavor to return certain leased B737 aircraft to their owners on dates other than the currently  scheduled  lease  expiration  dates for these  aircraft.  If we are unable to negotiate  such different  return dates with the aircraft  owners,  or sublease  these aircraft to third parties,  we may incur additional expense which may have a material adverse effect on us.

       In May 2001, we entered into a credit  agreement to borrow up to  $72,000,000  for the purchase of three Airbus  aircraft with a maximum  borrowing  of  $24,000,000  per  aircraft.  Each  aircraft  loan will have a term of 120  months  and will be payable in equal monthly  installments,  including  interest,  payable in arrears.  At the end of the term, there is a balloon payment for each aircraft loan that is not to exceed  $10,200,000.  As of June 30,  2001,  we have  borrowed  $24,000,000  for the  purchase of the first  Airbus aircraft.  The loan provides for monthly  principal and interest  payments of $218,109,  bears  interest at 6.714%,  and matures in May
2011 with a balloon payment of $10,200,000.

       We also expect to incur  significant  costs, as well as realize  certain cost savings,  in connection with our transition from a
Boeing to an Airbus  fleet.  Incident to our  transition  in fleet type,  we incur costs in excess of our normal  operations  including additional  crew and mechanics to replace these employees while attending  Airbus  training.  Simulator  training for pilot training is provided by Airbus at its  expense.  Accounting  rules  require  that we treat this as a non-cash  expense  and reduce the  capitalized value of the aircraft.  We incur travel and other  training  expenses as we train our  employees,  as well as for aircraft  deliveries.
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

       During July 2001, our mechanics voted to be represented by the  International  Brotherhood of Teamsters.  Negotiations  have not yet begun.

       We believe  that our  existing  cash  balances  coupled  with cash flows from  operations  are and will be  adequate to fund our operations for the foreseeable  future.  However,  as discussed  above, we will require  financing in order to fund future purchases of
Airbus A319 and A318 aircraft.  Cash necessary to finance aircraft  acquisitions are expected to be obtained from internally  generated funds from operations and external financing arrangements.

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

       Our average  cost per gallon of fuel for the period  ended June 30, 2001  increased  4.7% over the average  cost for the quarter ended June 30,  2000.  See  "Management's  Discussion  and  Analysis  of  Financial  Condition  and Results of  Operations  - Operating
Expenses."

       We will also be susceptible to market risk  associated  with changes in interest rates on loans  outstanding  and long-term debt obligations to fund the purchases of our Airbus  aircraft.  In May 2001, we entered into a credit agreement to borrow up to $72,000,000 for the purchase of three Airbus  aircraft with a maximum  borrowing of $24,000,000  per aircraft.  Each aircraft loan will have a term of 120 months and will be payable in equal  monthly  installments,  including  interest,  payable in  arrears.  At the end of the term, there  is a  balloon  payment  for each  aircraft  loan  that is not to  exceed  $10,200,000.  As of June 30,  2001,  we have  borrowed
$24,000,000  for the  purchase  of the first  Airbus  aircraft.  The loan  provides  for monthly  principal  and  interest  payments of
$218,109, bears interest at 6.714%, and matures in May 2011 with a balloon payment of $10,200,000.

                                                      PART II. OTHER
INFORMATION

Item 6:        Exhibits and Reports on Form 8-K
               --------------------------------

Exhibit
Numbers
-------

(a)      Exhibits

         10.51(c) Amendment No. 3 to Airbus A318/319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L.,
                 Seller, and Frontier Airlines, Inc., Buyer.  Portions of this exhibit have been excluded from the publicly available document and an application for an order granting confidential treatment of the excluded material has been made.

(b)      Reports on Form 8-K

         During the quarter ended March 31, 2001, a report on Form 8-K was filed on January 22, 2001, which report was amended by
         Form 8-K/A filed on July 11, 2001.

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  August 2, 2001                                By: /s/ Samuel D. Addoms
                                                        -------------------------------------------------------
                                                     Samuel D. Addoms, President, Chief Executive Officer and
                                                     Chief Financial Officer

Date:  August 2, 2001                                By: /s/ Elissa A. Potucek
                                                        -------------------------------------------------------
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer