Form 10-Q
period 2001-09-30
FRONTIER AIRLINES INC /CO/
filed 2001-11-14
CIK 921929

                 FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001.

[   ]    TRANSITION  REPORT  UNDER  SECTION  13  OR 15  (d)  OF  THE  SECURITIES
         EXCHANGE ACT OF 1934

Commission file number:  0-24126

                                               FRONTIER AIRLINES, INC.
                               (Exact name of registrant as specified in its charter)

           Colorado                                         84-1256945
(State or other jurisdiction
of incorporated or organization)            (I.R.S. Employer Identification No.)

    7001 Tower Rd., Denver, CO                                     80249
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number including area code:  (720) 374-4200

Indicate  by check  mark  whether  the  registrant  (1) has  filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant  was  required  to file such  reports),  and (2) has been  subject to
such filing requirements for the past 90 days.  Yes  X   No

The number of shares of the Company's  Common Stock  outstanding  as of November 9,
2001 was 28,505,590.

                         TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Information

         Financial Statements                                                  1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

                         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits and Reports on Form 8-K                                     19

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)                                                                   September 30,      March 31,
                                                                                   2001            2001
                                                                             ---------------------------------
Assets
------
Current assets:
    Cash and cash equivalents                                                   $ 88,698,346  $ 109,251,426
    Short-term investments                                                         2,000,000      2,000,000
    Restricted investments                                                        12,400,000      9,100,000
    Trade receivables, net of allowance for doubtful accounts of $372,000
      and $368,000 at September 30 and March 31, 2001, respectively               16,811,143     32,380,943
    Maintenance deposits                                                          34,419,481     30,588,195
    Prepaid expenses and other assets                                              8,947,078     10,849,080
    Inventories                                                                    5,599,728      4,072,335
    Deferred tax assets                                                            1,908,587      1,506,218
    Deferred lease and other expenses                                                 73,630         45,621
                                                                             ---------------------------------
            Total current assets                                                 170,857,993    199,793,818
Security, maintenance and other deposits                                          43,236,379     45,680,373
Property and equipment, net                                                      148,143,588     38,100,126
Restricted investments                                                            11,276,860     11,683,660
Deferred lease and other costs                                                       548,735         58,621
                                                                             ---------------------------------
                                                                               $ 374,063,555  $ 295,316,598
                                                                             =================================
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                            $ 14,833,762   $ 21,623,067
    Air traffic liability                                                         50,105,147     62,663,237
    Other accrued expenses                                                        16,727,154     18,236,479
    Deferred federal grant (note 2)                                                1,316,239        -
    Accrued maintenance expense                                                   38,370,527     33,510,531
    Current portion of long-term debt (note 3)                                     3,119,157        -
    Income taxes payable                                                             239,540        -
    Current portion of obligations under capital leases                              131,454        125,552
                                                                             ---------------------------------
            Total current liabilities                                            124,842,980    136,158,866
Long-term debt (note 3)                                                           68,480,465        -
Accrued maintenance expense                                                       12,994,579     12,175,225
Deferred tax liability                                                             4,116,186      1,999,553
Deferred rent                                                                      1,579,592        -
Obligations under capital leases, excluding current portion                          137,230        203,863
                                                                             ---------------------------------
            Total liabilities                                                    212,151,032    150,537,507
                                                                             ---------------------------------
Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares; none issued         -                -
    Common stock, no par value, stated value of $.001 per share, authorized
        100,000,000 and 40,000,000 shares at September 30, 2001 and
        March 31, 2001, respectively;  28,392,352 and 28,194,602 shares issued and  outstanding at September 30, 2001 and March 31, 2001,
        respectively                                                                  28,392         28,195
    Additional paid-in capital                                                    78,613,849     77,606,918
    Unearned ESOP shares                                                            (553,963)    (1,662,087)
    Retained earnings                                                             83,824,245     68,806,065
                                                                             ---------------------------------
            Total stockholders' equity                                           161,912,523    144,779,091
                                                                             ---------------------------------
                                                                               $ 374,063,555  $ 295,316,598

                                                                             =================================

FRONTIER AIRLINES, INC.
Statements of Income
(Unaudited)
                                                   Three Months Ended                Six Months Ended
                                             September 30,    September 30,   September 30,    September 30,
                                                 2001             2000             2001            2000
                                            ---------------- -------------------------------------------------
Revenues:
    Passenger                                $ 113,743,975    $ 128,403,974     $ 234,471,814  $ 239,371,369
    Cargo                                        1,572,891        2,046,754         3,538,464      3,272,248
    Other                                          689,345          632,150         1,312,290      1,248,005
                                            ---------------- -------------------------------------------------

            Total revenues                     116,006,211      131,082,878       239,322,568    243,891,622
                                            ---------------- -------------------------------------------------

Operating expenses:
    Flight operations                           50,959,339       44,455,749       100,695,793     84,086,836
    Aircraft and traffic servicing              17,954,683       14,840,730        35,800,653     28,488,515
    Maintenance                                 20,016,709       18,199,777        38,363,899     32,590,660
    Promotion and sales                         16,386,217       15,359,093        32,910,980     27,820,866
    General and administrative                   5,974,368        6,415,869        13,208,920     12,645,487
    Depreciation and amortization                2,744,541        1,218,440         5,066,409      2,292,782
                                            ---------------- -------------------------------------------------

            Total operating expenses           114,035,857      100,489,658       226,046,654    187,925,146
                                            ---------------- -------------------------------------------------

            Operating income                     1,970,354       30,593,220        13,275,914     55,966,476
                                            ---------------- -------------------------------------------------

Nonoperating income (expense):
    Interest income                              1,116,222        2,148,164         2,646,980      3,772,598
    Interest expense                              (673,552)         (17,491)         (926,426)       (34,950)
    Federal grant (note 2)                       8,802,235          -               8,802,235        -
    Other, net                                    (147,125)         (21,301)         (196,808)       (37,201)
                                            ---------------- -------------------------------------------------

            Total nonoperating income, net       9,097,780        2,109,372        10,325,981      3,700,447
                                            ---------------- -------------------------------------------------

Income before income tax expense                11,068,134       32,702,592        23,601,895     59,666,923

Income tax expense                               3,789,551       12,509,016         8,583,715     23,025,105
                                            ---------------- -------------------------------------------------

Net income                                     $ 7,278,583     $ 20,193,576      $ 15,018,180   $ 36,641,818
                                            ================ =================================================

Earnings per share:
            Basic                                    $0.26            $0.75             $0.53          $1.37
                                            ================ =================================================
            Diluted                                  $0.24            $0.69             $0.50          $1.27
                                            ================ =================================================

Weighted average shares of
  common stock outstanding
            Basic                               28,360,534       26,871,656        28,324,778     26,742,822
                                            ================ =================================================
            Diluted                             29,807,169       29,231,432        29,807,470     28,947,344
                                            ================ =================================================

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Six Months Ended September 30, 2001 and 2000
(Unaudited)

                                                                                   2001            2000
                                                                             ---------------------------------
Cash flows from operating activities:

    Net income                                                                  $ 15,018,180   $ 36,641,818
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock option plan compensation expense                        1,108,124        571,876
            Depreciation and amortization                                          5,113,021      2,374,546
            Deferred tax expense                                                   1,714,264         39,658
            Changes in operating assets and liabilities:
            Restricted investments                                                (3,825,000)      (400,000)
            Trade receivables                                                     15,569,800     (6,265,237)
            Security, maintenance and other deposits                              (5,519,404)    (6,779,311)
            Prepaid expenses and other assets                                      1,337,267     (1,388,439)
            Inventories                                                           (1,527,393)      (681,207)
            Accounts payable                                                      (6,789,305)    (2,239,490)
            Air traffic liability                                                (12,558,090)    11,136,768
            Other accrued expenses                                                (1,509,325)     6,506,238
            Deferred federal grant                                                 1,316,239        -
            Income taxes payable                                                     675,559      4,374,123
            Accrued maintenance expense                                            5,679,350      7,372,599
            Deferred rent                                                          1,579,592        -
                                                                              ------------------------------
            Net cash provided by operating activities                             17,382,879     51,263,942
                                                                             ---------------------------------

Cash flows from investing activities:
    Decrease in short-term investments                                              -            13,760,000
    Aircraft lease and purchase deposits, net                                      4,132,112     (5,687,799)
    Decrease (increase) in restricted investments                                    931,800     (2,930,500)
    Capital expenditures                                                        (115,109,871)    (7,120,701)
                                                                             ---------------------------------
            Net cash used by investing activities                               (110,045,959)    (1,979,000)
                                                                             ---------------------------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                      571,109       1,809,915
    Proceeds from long-term borrowings                                           72,000,000          -
    Principal payments on long-term borrowings                                     (400,378)         -
    Principal payments on obligations under capital leases                          (60,731)        (54,687)
                                                                             ---------------------------------
            Net cash provided by financing activities                            72,110,000       1,755,228
                                                                             ---------------------------------

            Net (decrease) increase in cash and cash equivalents                (20,553,080)     51,040,170

Cash and cash equivalents, beginning of period                                  109,251,426      67,850,933
                                                                             ---------------------------------

Cash and cash equivalents, end of period                                       $ 88,698,346    $118,891,103
                                                                             =================================

FRONTIER AIRLINES, INC.
Notes to Financial Statements
September 30, 2001

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
     In the opinion of management,  all adjustments  (consisting  only of normal recurring  adjustments)  considered  necessary for a fair presentation have been  included.  The  results  of  operations  for  the  six  months  ended
     September  30, 2001 are not  necessarily  indicative  of the  results  that will be realized for the full year.

(2)  Air Transportation Safety and Stabilization Act

     As a result of the  September  11,  2001  terrorist  attacks  on the United
     States,  on  September  22,  2001  President  Bush  signed into law the Air
     Transportation  Safety and System  Stabilization  Act (the "Act").  The Act
     includes for all U.S.  airlines and air cargo  carriers the  following  key provisions:  (i) $5 billion  in cash  compensation,  of which $4.5  billion is available to  commercial  passenger  airlines and is allocated  based on the lesser of each  airline's  share of available  seat miles during August
     2001  or the  direct  and  incremental  losses  (including  lost  revenues)
     incurred by the  airline  from  September  11, 2001  through  December  31,
     2001;  (ii) subject to certain  conditions,  the  availability of up to $10 billion  in federal  government  guarantees  of  certain  loans made to air carriers for which credit is not  reasonably  available as  determined by a
     newly  established  Air  Transportation   Stabilization  Board;  (iii)  the
     authority of the  Secretary  of  Transportation  to reimburse  air carriers
     (which  authority  expires  180 days  after the  enactment  of the Act) for increases  in the cost of war risk  insurance  over the  premium  in effect for the  period  September  4,  2001 to  September  10,  2001;  (iv) at the
     discretion  of the  Secretary of  Transportation,  a $100 million  limit on the  liability of any air carrier to third  parties with respect to acts of terrorism  committed  on or to such air  carrier  during the 180 day period following  enactment  of the  Act;  and (v) the  extension  of the due date for the payment by air carriers of certain payroll and excise taxes until
     November 15, 2001 and January 15, 2002, respectively.

     The Company  anticipates  receiving up to  approximately  $20,200,000  from the $5 billion in authorized  grants,  of which $10,118,000 was received in
     September  2001.  The Company  recognized  $8,802,000  of the grant  during the quarter  ended  September  30,  2001 which is included in  nonoperating
     income  and  expenses;   the  remaining   $1,316,000   represents   amounts
     received in excess of  allowable  direct and  incremental  losses  incurred from  September  11,  2001 to  September  30,  2001  and is  included  as a deferred  liability in the balance  sheet.  The  Company's  entitlement  to receive the entire  amount of the maximum  grant  payable to it will depend on its  operating  results  for  the  period  September  11,  2001  through
     December  31, 2001,  compared to those it expected  just prior to September
     11, 2001 to achieve for the same period. To date the Company has deferred the payment of  $847,000 and $1,980,000 in payroll and excise taxes, until November 15, 2001 and January 15, 2002, respectively, as permitted by the Act.

(3)  Long-Term Debt

     In May 2001,  the Company  entered into a credit  agreement to borrow up to
     $72,000,000  for the  purchase  of three  Airbus  aircraft  with a  maximum borrowing of  $24,000,000  per  aircraft.  Each aircraft loan has a term of
     120  months  and  is  payable  in  equal  monthly  installments,  including interest,  payable in arrears.  The loans are secured by the  aircraft.  As of  September  30,  2001,  the Company  had  borrowed  $72,000,000  for the
     purchase  of  three  Airbus  aircraft.   Each  loan  provides  for  monthly
     principal and interest  payments  ranging from $205,579 to $218,109,  bears interest  with rates ranging from 6.05% to 6.71%,  averaging  6.43% for the three aircraft loans,  with maturities in May, August,  and September 2011, and has a balloon  payment of  $10,200,000  at the  expiration  of the loan term.

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
Forward-looking  statements are inherently  subject to risks and  uncertainties, many of which  cannot be  predicted  with  accuracy  and some of which might not even  be  anticipated.  These  risks  and  uncertainties  include,  but  are not
limited  to:  the  timing  of,  and  expense  associated  with,   expansion  and
modification  of our operations in accordance  with our business  strategy or in response to competitive  pressures or other factors;  general  economic  factors and behavior of the fare-paying  public;  increased federal scrutiny of low-fare
carriers   generally  that  may  increase  our  operating   costs  or  otherwise
adversely  affect  us;  actions  of  competing  airlines,   such  as  increasing
capacity  and pricing  actions of United  Airlines  and other  competitors;  the availability  of  suitable  aircraft,  which may  inhibit our ability to achieve operating  economies  and implement our business  strategy;  the  unavailability of, or  inability  to secure  upon  acceptable  terms,  financing  necessary  to purchase  aircraft which we have ordered;  issues  relating to our transition to
an  Airbus  aircraft  fleet;   uncertainties   regarding  aviation  fuel  price;
uncertainties  regarding  future  terrorist  attacks  on the  United  States  or military actions that may be taken;  and  uncertainties as to when and how fully consumer  confidence  in  the  airline  industry  will  be  restored,  if  ever.
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
Additional  information  regarding  these and other  factors may be contained in the  Company's  Form  10-K  for its  fiscal  year  ended  March  31,  2001;  the
Company's  Form 8-K filed May 7, 2001 and the Company's  Form 8-K filed Jan. 22,
2001,  as  amended by the  Company's  Form 8-K/A  filed July 11,  2001,  and the
Company's Form 10-Q for its fiscal quarter ended June 30, 2001.

Share,  per share and common  stock  information  contained  in this  report has been  retroactively  adjusted or "restated"  to reflect a fifty  percent  common stock dividend to  shareholders of record on  February 19,  2001,  which we paid on March 5, 2001.

General

       We  are  a  scheduled  airline  based  in  Denver,   Colorado.   We  were
organized  in February  1994 and we began  flight  operations  in July 1994 with two leased Boeing  737-200  jets. We have since  expanded our fleet to 26 leased jets and  three  purchased  Airbus  A319  aircraft,  comprised  of seven  Boeing
737-200s,  17 Boeing  737-300s,  and five Airbus  A319s.  Beginning in May 2001, we began a fleet  replacement  plan by which we will replace our Boeing aircraft with new purchased  and leased  Airbus jet  aircraft,  a transition we expect to complete by  approximately  the first  quarter of calendar  year 2005,  assuming early  lease  returns  of five of our  Boeing  aircraft.  We have  advanced  the return of a leased  Boeing  737-300  aircraft  to its owner  from  April 2002 to
September 2001.

       As of October 31, 2001,  we operate  routes  linking our Denver hub to 24 cities  in 18  states  spanning  the  nation  from  coast  to  coast.  We  added
Houston,  Texas to our  route  system  on May 16,  2001.  We  commenced  service between  Denver and Reno/Lake  Tahoe,  Nevada and Austin,  Texas,  on October 1,
2001, each with two daily nonstop  round-trip  flights.  Effective July 9, 2001, we began a codeshare  agreement with Great Lakes Aviation,  Ltd. ("Great Lakes")
by which Great Lakes provides  daily service to seven regional  markets from our
Denver  hub.  The  codeshare   agreement   initially   included  Casper,   Cody,
Gillette,  and Cheyenne,  Wyoming,  Amarillo,  Texas,  Santa Fe, New Mexico, and
Hayden,   Colorado.   The   codeshare   agreement   was   expanded   to  include
29additional  Great Lakes cities  including  Laramie,  Riverton,  Rock  Springs,
Sheridan, and Worland,  Wyoming,  Cortez and Telluride,  Colorado,  Scottsbluff,
Nebraska,  and  Farmington,  New Mexico  effective  November 15, 2001,  with the exception of Sheridan,  Wyoming,  where the  codeshare  commenced on October 31,
2001.  Effective  December 14, 2001 the  remaining 20 cities will be added which include Page and Phoenix,  Arizona,  Alamosa and Pueblo,  Colorado,  Dodge City,
Garden City, Hays, and Liberal, Kansas,  Dickinson and Williston,  North Dakota,
Alliance,  Chadron, Grand Island,  Kearney,  McCook,  Norfolk, and North Platte,
Nebraska,  Pierre,  South  Dakota,  and Moab and  Vernal,  Utah.We  expect  this agreement  may expand our  service,  in the  future,  into  additional  small to
mid-size  markets  currently  served  by  Great  Lakes  in  Colorado,   Wyoming,
Nebraska,  South Dakota,  North Dakota,  Kansas,  New Mexico,  Utah, Arizona and
Texas.

       In  September  2001,  we entered  into a  codeshare  agreement  with Mesa
Airlines,  Inc. ("Mesa").  Under the terms of the agreement,  we will market and sell  flights  operated  by  Mesa  as  Frontier  JetExpress.  The  codeshare  is anticipated  to begin during the first  calendar  quarter of 2002 and  initially will  include the  operation  by Mesa of at least five  50-passenger  Bombardier
CRJ-200  regional jets,  which will provide service to new  destinations as well as offer additional frequency to our current route system.

       We  currently  use up to nine  gates  at our  hub,  Denver  International
Airport  ("DIA"),  where  we  operate  approximately  103  daily  system  flight departures  and arrivals.  Prior to the September  11, 2001  terrorist  attacks, we operated  approximately 126 daily system flight  departures and arrivals.  On
November  15,  2001,  we  plan  to add  an  additional  8  daily  system  flight departures  and arrivals to our schedule.  We plan to restore  service to Ronald
Reagan  Washington  National  Airport  on  December  12,  2001  with  one  daily round-trip.  We  intend  to  continue  to  monitor  passenger  demand  and other competitive factors and adjust the number of flights we operate accordingly.

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

       As a result of the  September  11  terrorist  attacks,  expansion  of our operations and  transition  costs  associated  with our fleet  replacement  plan during the six months ended  September 30, 2001,  the slowing  economy,  as well as hail storms that  damaged  five of our  aircraft  earlier in the year,  we do not believe our results of  operations  for the six months ended  September  30,
2001 are  indicative  of  future  operating  results  or  comparable  to the six months ended September 30, 2000.

Results of Operations

       We had net income of  $15,018,000  or 50(cent)per  diluted  share for the six months  ended  September  30, 2001 as compared to net income of  $36,642,000  or
$1.27 per diluted  share for the six months ended  September  30,  2000.  We had net income of  $7,279,000  or 24(cent)per diluted  share for the three  months ended September 30, 2001 as compared to net income of  $20,194,000  or 69(cent)
per diluted share for the three months ended  September  30,  2000.  On
September 11, 2001, the  Federal  Aviation   Administration ("FAA") temporarily
suspended commercial  airline  flights as a result of the terrorist  attacks on the United States.  As a result of this  suspension,  we cancelled  407
scheduled  flights until  we  resumed   operations  on  September   14,  2001.
After  we  resumed operations,  we cancelled 303 additional  scheduled  flights through  September 30, 2001 as a result of  diminished  consumer  demand.  Due to high fixed costs, we  continued  to  incur  substantially  all of our normal operating expenses during this period and generated substantial operating losses.
As a result, we recognized $8,802,000 of the federal cash grant we received as a result of the Air Transportation Safety and Stabilization Act ("Act"),  which compensates for direct and incremental losses incurred by air carriers from
September 11, 2001 through the end of calendar year 2001.  Excluding the grant we  recognized, our net income for the three months ended September 30, 2001 would have been $1,843,000 or 6(cent)per diluted share.

       Prior  to  the   terrorist   attacks  on  September  11,  2001,  we  were
experiencing  the effects of the slowing  economy  which had caused lower fares,
and  reduced   business  and  leisure  travel.   During  the  six  months  ended
September 30, 2001, we also cancelled  approximately  120 flights as a result of weather conditions the Denver area experienced.

       During the six months ended  September  30, 2001, we took delivery of our first five  Airbus  aircraft.  As this was a new  aircraft  type for us, we were required  by the FAA to  demonstrate  that our crews were  proficient  in flying this  type  aircraft  and  that we were  capable  of  properly  maintaining  the aircraft and related  maintenance  records  before we placed  these  aircraft in scheduled  passenger  service.  This process took longer than we originally  had anticipated  and,  as a result,  we were  required to cancel  scheduled  flights that the first  aircraft  was  scheduled  to  perform.  Because of this delay in receiving  necessary FAA approvals,  we believe that our passenger  revenues and our cost per ASM were adversely  effected  during the six months ended September
30, 2001.

       Our cost per ASM for the six months  ended  September  30,  2001 and 2000 were 9.62(cent)and 8.99(cent),  respectively,  an increase of .63(cent)or 7.0%.
Cost per ASM excluding fuel for the six months ended September 30, 2001 and 2000 were 8.13(cent)and 7.42(cent), respectively, an increase of .71(cent)or 9.6%.
Our cost per ASM for the three  months ended September 30, 2001 and 2000  were
9.50(cent) and 9.36(cent), respectively, an increase of .14(cent)or 1.5%. Cost per ASM excluding fuel for the three months ended September 30, 2001 and 2000 were 8.04(cent)and 7.67(cent), respectively, an increase of .37(cent)or 4.8%.
Our cost per ASM  increased  during the six  months  ended  September  30,  2001 because of an  increase  in flight operations expenses (including fuel)  which accounted for .27(cent)per ASM, an increase in aircraft  and traffic  servicing expenses of .16(cent), and an increase in  maintenance  expenses of .07(cent)per
ASM.  These expenses were impacted by the terrorist attacks and the hail damage to five of our  aircraft during the six months ended September 30, 2001, or approximately 20% of our fleet.  We incurred  short-term lease expenses for substitute aircraft to minimize the number of flight cancellations while our aircraft  were  being  repaired, additional maintenance expenses for the repair of the hail damage, and interrupted trip expenses as a result of the number of flight  cancellations related to the aircraft out of service for repair.  During
April  2001, the Denver area also experienced an unusual blizzard, which caused flight cancellations as well as expenses associated with deicing our aircraft.
We estimate that the total adverse impact on our cost per ASM associated with these unusual weather conditions was .08(cent), or approximately  $1,893,000.
Additionally, due to the flight cancellations as a result of the September 11 terrorist attacks and these weather conditions, our ASMs were less than we had planned, which caused our fixed costs to be spread over fewer ASMs and, we believe,  distorted our cost per ASM for the period.  During  the six months ended  September  30, 2001, we incurred  approximately  $3,643,000 in transition expenses associated with the induction of the Airbus aircraft which had an adverse effect on our CASM of approximately .16(cent)per ASM. These include crew salaries; travel, training and induction team expenses; and depreciation expense.  We also  experienced  an increase in promotion  and sales  expenses to stimulate traffic in a weak economy of .07(cent)per ASM.  An increase in pilots'
salaries effective in May 2001 also  contributed  to the  increase in cost per
ASM during the six months ended September 30, 2001.

       An airline's  break-even  load factor is the  passenger  load factor that will result in operating  revenues being equal to operating  expenses,  assuming constant  revenue per  passenger  mile and  expenses.  For the six months  ended
September  30,  2001,  our  break-even  load  factor was 57.8%  compared  to our achieved  passenger  load factor of 64.2%.  For the six months  ended  September
30,  2000,  our  break-even  load  factor  was 51.2%  compared  to our  achieved passenger load factor of 68.3%.  Our break-even  load factor  increased from the prior  comparable  period  largely as a result of a decrease in our average fare to $133  during the six months  ended  September  30,  2001 from $149 during the six months ended  September  30, 2000,  compounded by an increase in our expense per ASM to 9.62(cent)for the six  months  ended  September  30,  2001 from 8.99
(cent for) the six months ended September 30, 2000.

       The  following  table  provides  certain of our  financial  and operating data for the  period  July 1,  2001  through  September  10,  2001 and the three month and six month periods ended September 30, 2001 and 2000.

                                          July 1, 2001
                                            Through     Three Months Ended Sept. 30,   Six Months Ended Sept. 30,
                                         Sept. 10, 2001      2001          2000            2001           2000
                                         ---------------------------------------------------------------------------
Selected Operating Data:
Passenger revenue (000s) (1)               101,456        113,744       128,404          234,472        239,371
Revenue passengers carried (000s)              714            802           826            1,648          1,538
Revenue passenger miles (RPMs) (000s) (2)  653,695        732,531       760,845        1,509,295      1,427,600
Available seat miles (ASMs) (000s) (3)   1,005,570      1,200,608     1,073,703        2,349,154      2,091,258
Passenger load factor (4)                     65.0%          61.0%         70.9%            64.2%          68.3%
Break-even load factor (5)                    57.3%          55.1%         52.8%            57.8%          51.2%
Block hours (6)                             19,855         23,769        20,823           46,428         40,848
Departures                                   8,945         10,730         9,772           20,920         18,901
Average aircraft stage length                  852            848           839              851            845
Average passenger length of haul               916            913           921              916            928
Average daily fleet block hour utilization(7) 10.1            9.4           9.2              9.6            9.3
Yield per RPM (cents) (8)                    15.52          15.53         16.88            15.54          16.77
Total yield per RPM (cents) (9)              15.83          15.84         17.23            15.86          17.08
Total yield per ASM (cents) (10)             10.29           9.66         12.21            10.19          11.66
Expense per ASM (cents)                       9.14           9.50          9.36             9.62           8.99
Expense per ASM excluding fuel (cents)        7.69           8.04          7.67             8.13           7.42
Average fare (11)                        $     132      $     132     $     149        $     133      $     149
Average aircraft in fleet                     27.4           27.4          24.5             26.3           24.0
Aircraft in fleet at end of period            27.0           29.0          25.0             29.0           25.0
Average age of aircraft at end of period      10.8           10.1          10.9             10.1           10.9
EBITDAR (000s) (12)                         26,164         29,496        46,925           59,389         88,125
EBITDAR as a % of revenue                     25.3%          25.4%         35.8%            24.8%          36.1%

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

       The  following  table  provides  our  operating   revenues  and  expenses
expressed  as cents  per  total  ASMs  and as a  percentage  of total  operating revenues,  as  rounded,  for  the  three  month  and  six  month  periods  ended
September 30, 2001 and 2000.

                                   Three Months Ended September 30,             Six Months Ended September 30,
                              ---------------------------------------------------------------------------------------
                                      2001                  2000                  2001                 2000
                              ---------------------------------------------------------------------------------------
                                   Per         %        Per         %          Per         %        Per         %
                                  total       of       total        of        total       of       total       of
                                   ASM      Revenue     ASM      Revenue       ASM      Revenue     ASM      Revenue
                                   ---      -------     ---      -------       ---      -------     ---      -------

Revenues:
    Passenger                      9.47       98.0%     11.96     97.9%         9.98       98.0%   11.45        98.2%
    Cargo                          0.13        1.4%      0.19      1.6%         0.15        1.5%    0.15         1.3%
    Other                          0.06        0.6%      0.06      0.5%         0.06        0.5%    0.06         0.5%
                              ---------------------------------------------------------------------------------------
Total revenues                     9.66      100.0%     12.21    100.0%        10.19      100.0%   11.66       100.0%
                              =======================================================================================

Operating expenses:
    Flight operations              4.24       43.9%      4.14     33.9%         4.29       42.1%    4.02        34.5%
    Aircraft and traffic servicing 1.50       15.5%      1.38     11.3%         1.52       15.0%    1.36        11.7%
    Maintenance                    1.67       17.3%      1.70     14.0%         1.63       16.0%    1.56        13.4%
    Promotion and sales            1.36       14.1%      1.43     11.7%         1.40       13.8%    1.33        11.4%
    General and administrative     0.50        5.1%      0.60      4.9%         0.56        5.5%    0.61         5.2%
    Depreciation and amortization  0.23        2.4%      0.11      0.9%         0.22        2.1%    0.11             0.9%
                              ---------------------------------------------------------------------------------------
Total operating expenses           9.50       98.3%      9.36     76.7%         9.62       94.5%    8.99            77.1%
                              =======================================================================================

Total ASMs (000s)             1,200,608             1,073,703              2,349,154           2,091,258

Revenues

       Our   revenues   are  highly   sensitive   to  changes  in  fare  levels.
Competitive  fare pricing  policies have a  significant  impact on our revenues.
Because of the  elasticity  of passenger  demand,  we believe that  increases in fares may at certain  levels  result in a decrease in  passenger  demand in many markets.  We cannot  predict  future fare levels,  which depend to a substantial degree on actions of  competitors  and the  economy.  When sale  prices or other price changes are initiated by  competitors  in our markets,  we believe that we must,  in most cases,  match those  competitive  fares in order to maintain  our market  share.  Passenger  revenues  are  seasonal  in  leisure  travel  markets
depending  on  the  markets'   locations  and  when  they  are  most  frequently
patronized.

       Our average  fare for the six months  ended  September  30, 2001 and 2000 was $133 and $149,  respectively,  a  decrease  of 10.7%.  We  believe  that the decrease in the  average  fare during the six months  ended  September  30, 2001 from the prior  comparable  period was a result of the slowing  economy.  During the six months ended  September  30,  2000,  we  experienced  an increase in the number of passengers  that a major  competitor  directed to us because of delays and  cancellations  that airline  experienced.  We estimate that the  additional passenger  traffic  received from that airline had the effect of increasing each of our average fare and load factor by approximately 1%.

       Passenger  Revenues.  Passenger  revenues  totaled  $234,742,000  for the six months  ended  September  30,  2001  compared  to  $239,371,000  for the six months ended  September 30, 2000,  or a decrease of 1.9%, on increased  capacity of  257,896,000  or  12.3%.  Passenger  revenues  totaled  $113,744,000  for the three months ended  September  30, 2001 compared to  $128,404,000  for the three months ended September 30, 2000, or a decrease of 11.4%,  on increased  capacity of 126,905,000 or 11.8%.  Passenger  revenue  includes  revenues for non-revenue passengers,  administrative  fees,  and revenue  recognized for tickets that are not used within one year from their issue dates.  We carried  1,648,000  revenue
passengers   during  the  six  months  ended  September  30,  2001  compared  to
1,538,000 in the six months ended  September  30, 2000,  an increase of 7.2%. We had an  average  of 26.3  aircraft  in our fleet  during  the six  months  ended
September 30, 2001  compared to an average of 24 aircraft  during the six months ended  September  30, 2000,  an increase of 9.6%.  RPMs for the six months ended
September  30, 2001 were  1,509,295,000  compared to  1,427,600,000  for the six months  ended  September  30, 2000,  an increase of 5.7%.  During the six months ended  September  30, 2001, we cancelled  approximately  830 flights as a result of the  September  11,  2001  terrorist  attacks,  and  weather  conditions  and weather  related  repairs in the  Denver  area  earlier in the year.  We believe that this had an adverse effect on our revenue during the period.

       Cargo  revenues,  consisting  of revenues  from freight and mail service, totaled  $3,538,000 and  $3,272,000 for the six months ended  September 30, 2001 and  2000,  respectively,  representing  1.5% and 1.3%,  respectively,  of total operating  revenues,  an  increase  of  8.1%.  During  July  2000 an  audit  was performed  on  our  contract  cargo  sales  and  services  provider.  The  audit disclosed  that for a 15 month  period  between  January  1,  1999 and March 31,
2000 both  cash and  credit  card  sales  were  remitted  to us by our  services provider,  even though we had  collected  for the cash sales  directly  from our customer.  We therefore  adjusted  cargo revenue  downward  $423,000  during the three months ended June 30, 2000.  Excluding the effect of this  adjustment,  on the prior  comparable  period,  cargo revenue would have been $3,695,000 for the six months ended September 30, 2000, and cargo revenue  actually  decreased from the prior  comparable  period by 4.2%.  We believe that our cargo  revenues have been impacted by the slowing  economy as well as the flight  cancellations  as a result of the  terrorist  attack and the  limitations  put on cargo service as a result of that.  This adjunct to the  passenger  business is highly  competitive and  depends  heavily on aircraft  scheduling,  alternate  competitive  means of same day delivery service and schedule reliability.

       Other  revenues,   comprised  principally  of  interline  handling  fees,
liquor sales and excess  baggage fees, and totaled  $1,312,000  and  $1,248,000, or .5% of total  operating  revenues for each of the six months ended  September
30, 2001 and 2000, respectively, an increase of 5.1%

Operating Expenses

       Operating expenses include those related to flight  operations,  aircraft
and  traffic   servicing,   maintenance,   promotion  and  sales,   general  and
administrative  and  depreciation  and  amortization.  Total operating  expenses were  $226,047,000  and $187,925,000 for the six months ended September 30, 2001 and  2000 and  represented  94.5%  and  77.1% of  revenue,  respectively.  Total operating  expenses for the three months ended  September 30, 2001 and 2000 were
$114,036,000  and  $100,490,000  and  represented  98.3% and  76.7% of  revenue, respectively.  Operating  expenses  increased as a percentage of revenue  during the three and six months ended  September  30, 2001 as a result of the 11.4% and
1.9% decrease in passenger revenues,  respectively,  associated with the slowing economy and the  September 11 terrorist  attacks.  For a discussion  of steps we have  taken to  reduce  our  expenses  as a result  of the  September  11,  2001 terrorist  attacks,  see  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations - Liquidity and Capital Resources.

       Flight  Operations.   Flight  operations  expenses  of  $100,696,000  and
$84,087,000  were  42.1% and 34.5% of total  revenue  for the six  months  ended
September  30,  2001 and  2000,  respectively.  Flight  operations  expenses  of
$50,959,000  and  $44,456,000  were  43.9%  and 33.9% of total  revenue  for the
three  months  ended   September  30,  2001  and  2000,   respectively.   Flight
operations  expenses  include all expenses  related directly to the operation of the aircraft  including  fuel,  lease and insurance  expenses,  pilot and flight attendant  compensation,  in-flight catering,  crew overnight  expenses,  flight dispatch  and flight  operations  administrative  expenses.  Included  in flight
operations   expenses  during  the  six  months  ended  September  30,  2001  is approximately $1,743,000 for Airbus training and related travel expenses.

       Aircraft  fuel expenses  include both the direct cost of fuel,  including taxes,  as well as the  cost of  delivering  fuel  into the  aircraft.  Aircraft fuel expense of $35,136,000  for  36,894,000  gallons used and  $32,727,000  for
32,695,000 gallons used resulted in an average fuel cost of 95.2(cent)and $1 per gallon,  for the six months  ended  September  30, 2001 and 2000,  respectively.
Aircraft  fuel expense  represented  34.9% and 38.9% of total flight  operations expenses  and  14.7%  and  13.4%  of  total  revenue  for the six  months  ended
September   30,  2001  and  2000,   respectively.   Aircraft   fuel  expense  of
$17,502,000 for 18,687,000  gallons used and $18,190,000 for 16,995,000  gallons used resulted in an average fuel expense of 93.7(cent)and $1.07 per gallon for the three months ended September 30, 2001 and 2000, respectively. Aircraft fuel expenses represented 34.4% and 40.9% of total flight operations expenses for the three months ended September  30,  2001 and 2000,  and 15.1% and 13.9% of total revenue,  respectively.  Fuel prices are subject to change weekly as we do not purchase  supplies in advance for inventory.  Fuel  consumption  for the six months  ended  September  30,  2001 and 2000  averaged  795 and 800  gallons per
block  hour,   respectively.   Fuel  consumption  for  the  three  months  ended
September  30,  2001 and 2000  averaged  786 and 816  gallons  per  block  hour, respectively.  Fuel consumption  decreased  from the prior  comparable  periods because  of a  decrease  in our load  factors,  the more fuel  efficient  Airbus aircraft added to our fleet,  and a newly  developed fuel  conservation  program implemented  in August 2001.  During the six months ended  September 30, 2000, a major  competitor  directed  passengers  to us  because  of an  increase  in the number of delays and  cancellations  that airline  experienced.  Because of this we increased the speeds we flew our aircraft to mitigate  flight  delays,  which increased our fuel burn rate.

       Aircraft  lease  expenses  totaled  $32,442,000  (13.6% of total revenue)
and  $29,903,000  (12.3% of total  revenue) for the six months  ended  September
30, 2001 and 2000,  respectively,  an increase of 8.5%.  Aircraft lease expenses totaled  $16,124,000  (13.9% of total revenue) and  $15,135,000  (11.6% of total revenue) for the three months ended  September 30, 2001 and 2000,  respectively, an  increase  of  6.5%.  The  increase  is  largely  due to an  increase  in the average  number  of  aircraft  to 26.3 from 24,  or 9.6%,  during  the six month period  ended  September  30, 2001  compared to the same period in 2000.  During the six months  ended  September  30,  2001,  to  minimize  the number of flight cancellations  while our aircraft were being repaired  following hail damage, we incurred  short-term  lease  expenses of  $630,000  for  aircraft  to  partially replace the  damaged.  During the six months  ended  September  30, 2001 we also added our first three  purchased  Airbus  aircraft to our fleet.  These aircraft do not have lease expenses associated with them.

      Aircraft insurance expenses totaled $1,845,000 (.8% of total revenue) for the six months ended September 30, 2001. Aircraft insurance expenses for the six months ended September 30, 2000 were $1,616,000 (.7% of total revenue).
Aircraft insurance expenses were .12(cent) and .11(cent)per RPM for the six months ended September 30, 2001 and 2000, respectively.  Aircraft insurance expenses totaled $985,000 (.9% of total revenue)for the three months ended
September 30, 2001.  Aircraft insurance expenses for the three months ended
September 30, 2000 were $814,000 (.6% of total revenue). Aircraft insurance expenses were .13(cent)and .11(cent)per RPM for the three months ended
September 30, 2001 and 2000, respectively.  Aircraft insurance expenses during the three and six month periods ended September 30, 2001 have not been fully impacted by the increases to hull and liability insurance as a result of the terrorist attacks on September 11, 2001.  These expenses will show a significant increase beginning in the quarter ending December 31, 2001.  The Act allows the
Secretary of Transportation to reimburse airlines for a period of up to 180 days after enactment of the Act for the incremental increases in insurance premiums as a result of the September 11, 2001 terrorist attacks.

       Pilot and flight  attendant  salaries  before  payroll taxes and benefits totaled  $16,185,000 and  $10,320,000 or 6.9% and 4.3% of passenger  revenue for the six months ended  September 30, 2001 and 2000,  an increase of 56.8%.  Pilot and  flight  attendant  salaries  before  payroll  taxes  and  benefits  totaled
$8,407,000  and  $5,399,000 or 7.4% and 4.2% of passenger  revenue for the three months  ended  September  30, 2001 and 2000,  an increase of 55.7%.  In November
1998, our pilots voted to be represented by an independent  union,  the Frontier
Airline  Pilots  Association.  The first  bargaining  agreement  for the pilots, which has a 5-year term,  was ratified  and made  effective in May 2000.  In May
2001,  we agreed to  reconsider  the current  rates of pay under our  collective bargaining  agreement  with our  pilots.  During  the past year,  several  pilot unions at other air  carriers  received  wage  increases  which caused our pilot salaries to be  substantially  below  those paid by certain of our  competitors.
We  submitted  a revised  pilot pay  proposal  to the  Frontier  Airline  Pilots
Association,  and its members  accepted this proposal and was made effective May
2001.  Pilot and flight attendant  compensation  also increased as a result of a
9.6%  increase  in the average  number of  aircraft  in service,  an increase of
13.7% in block hours,  a general  wage  increase in flight  attendant  salaries, and  additional  crew required to replace those who were  attending  training on the Airbus equipment.

       Aircraft and Traffic  Servicing.  Aircraft and traffic servicing expenses were  $35,801,000  and  $28,489,000  (an  increase  of 25.7%) for the six months ended September 30, 2001 and 2000,  respectively,  and represented 15% and 11.7%
of total revenue.  Aircraft and traffic servicing  expenses were $17,955,000 and
$14,841,000  (an increase of 21%) for the three months ended  September 30, 2001 and 2000,  respectively,  and  represented  15.5%  and  11.3% of total  revenue.
Aircraft  and  traffic  servicing  expenses  include  all  expenses  incurred at airports  including  landing fees,  facilities  rental,  station  labor,  ground handling  expenses,  and  interrupted  trip expenses  associated with delayed or
cancelled  flights.   Interrupted  trip  expenses  are  amounts  paid  to  other
airlines  to  reaccomodate   passengers  as  well  as  hotel,   meal  and  other
incidental  expenses.  During the six  months  ended  September  30,  2001,  our departures  increased to 20,920 from 18,901 for the six months  ended  September
30, 2000,  or 10.7%.  Aircraft and traffic  servicing  expenses  were $1,711 per departure  for the six months  ended  September  30,  2001 as compared to $1,507 per  departure  for the six months ended  September  30, 2000, or an increase of
$204 per  departure.  During the three months  ended  September  30,  2001,  our departures  increased  to  10,730  from  9,772 or  9.8%.  Aircraft  and  traffic servicing  expenses  were  $1,673  per  departure  for the  three  months  ended
September  30,  2001 as compared to $1,519 per  departure  for the three  months ended  September  30, 2000, or an increase of $154 per  departure.  Aircraft and traffic  servicing  expenses  increased as a result of expenses  associated with deicing  in April  2001 as a result of an  unusual  spring  blizzard,  a general wage rate  increase,  and an increase in  interrupted  trip expenses as a result of the number of flight  cancellations  related to the  aircraft  out of service
for  repair  of  hail  damage.  Additionally,   due  to  the  number  of  flight
cancellations  as a result of these weather  conditions as well as the September
11 terrorist  attacks,  the number of departures  were less than we had planned, which  caused  our fixed  costs to be  spread  over  fewer  departures  and,  we believe,  distorted  our  expenses  per  departure  for the three and six months ended September 30, 2001.

       Maintenance.  Maintenance  expenses of $38,364,000 and  $32,591,000  were
16% and 13.4% of total  revenue for the six months ended  September 30, 2001 and
2000,  respectively.  Maintenance  expenses of $20,017,000 and $18,200,000  were
17.3% and 14% of total  revenue for the three  months ended  September  30, 2001 and 2000,  respectively.  These include all labor,  parts and supplies  expenses related to the  maintenance of the aircraft.  Routine  maintenance is charged to
maintenance   expense  as  incurred  while  major  engine  overhauls  and  heavy maintenance  check  expense is accrued  monthly  with  variances  from  accruals recognized  at the time of the  check.  Maintenance  cost per block hour for the six months ended  September 30, 2001 and 2000 were $826 and $798,  respectively.
Maintenance  costs per block hour  increased  as a result of hail damage to five of our aircraft  during the six months ended  September  30, 2001,  estimated at
$491,000  ($11 per block hour),  excluding  in house  labor,  and a general wage rate increase  effective  April 2001.  During the six months ended September 30,
2001, we incurred  approximately  $881,000 for Airbus  training or $19 per block hour.  Additionally,  due to the number of flight  cancellations  as a result of these  weather  conditions as well as the  September 11 terrorist  attacks,  the number of block  hours  were less than we had  planned,  which  caused our fixed costs to be spread over fewer block  hours and, we believe,  distorted  our cost per block  hour for the  quarter.  During  the six months  ended  September  30,
2000, we performed  heavy  maintenance  checks on two of our leased aircraft for which we were  reimbursed  by the  aircraft  owner,  thereby  reducing our labor costs  by  $601,000,  or $15 per  block  hour.  We did  not  perform  any  heavy maintenance  checks on our aircraft  during the six months ended  September  30,
2001. We also incurred  increased  costs in personnel,  training and information technology  expenses  for  implementation  of new  maintenance  and  engineering software and in preparation for the Airbus transition.

       Promotion and Sales.  Promotion and sales expenses totaled $32,911,000 and $27,821,000 and were 13.8% and 11.4% of total revenue for the six months ended September 30, 2001 and 2000, respectively.  Promotion and sales expenses totaled $16,386,000 and $15,359,000 and were 14.1% and 11.7% of total revenue for the three  months ended September 30, 2001 and 2000, respectively.  These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. During the six months ended September 30, 2001, promotion and sales expenses per passenger increased to $19.97 compared to $18.09 for the six months ended September 30, 2000.  Promotion and sales expenses increased largely as a result of an increase in advertising expenses to stimulate traffic in a slowing economy.  Additionally, we have incurred costs associated with the start-up and promotion of our frequent flyer program as well as the redesign of our web site.

       General and  Administrative.  General  and  administrative  expenses  for the six  months  ended  September  30,  2001 and 2000  totaled  $13,209,000  and
$12,645,000 and were 5.5% and 5.2% of total revenue,  respectively,  an increase of  4.5%.  General  and  administrative  expenses  for the  three  months  ended
September  30, 2001 and 2000 totaled  $5,974,000  and  $6,416,000  and were 5.2%
and 4.9% of total  revenue,  respectively,  a decrease  of 6.9%.  During the six months ended  September 30, 2001 and 2000,  we accrued for employee  performance bonuses  totaling  $1,559,000 and $4,293,000,  respectively,  which were .7% and
1.8%  of  total  revenue,  a  decrease  of  63.7%.  General  and  administrative expenses  include the wages and benefits for several of our  executive  officers
and  various  other  administrative   personnel  including  legal,   accounting,
information   technology,   aircraft  procurement,   corporate   communications,
training  and  human   resources  and  other  expenses   associated  with  these
departments.  Employee  health  benefits,  accrued  vacation and bonus expenses, general  insurance  expenses  including  worker's  compensation,  and write-offs associated  with credit  card and check  fraud are also  included in general and administrative  expenses.  We  experienced  increases  in our  human  resources, training  and  information  technology  expenses  as a result of an  increase in employees from approximately  2,275 in September 2000 to approximately  2,500 in
September 2001, an increase of 9.9%.  Because of the increase in personnel,  our health  insurance  benefit  expenses  and  accrued  vacation  expense  increased accordingly.

       Depreciation and  Amortization.  Depreciation  and amortization  expenses of $5,066,000 and $2,293,000  were  approximately  2.1% and .9% of total revenue for the six months  ended  September  30,  2001 and 2000,  an  increase of 121%.
These  expenses  include  depreciation  of  aircraft  and  aircraft  components,
office   equipment,   ground   station   equipment   and  other  fixed   assets.
Amortization of start-up and route  development  costs are not included as these expenses have been expensed as incurred.  Depreciation  expense  increased  over the prior year as a result of  depreciation  expense  associated  with our first three purchased  aircraft,  an increase in our spare parts  inventory  including spare engines and parts for the Airbus fleet,  ground  handling  equipment,  and computers to support new  employees as well as  replacement  computers for those with outdated technology.

       Nonoperating   Income   (Expense).   Net   nonoperating   income  totaled
$10,326,000  for the six months ended  September 30, 2001 compared to $3,700,000 for the six months  ended  September  30,  2000.  Interest  income  decreased to
$2,647,000 from  $3,773,000  during the six months ended September 30, 2001 from the prior  period due to a decrease  in cash  balances  as a result of cash used for  pre-delivery  payments  for  future  purchases  of  aircraft,  spare  parts inventories  largely for the new Airbus fleet and a decrease in interest  rates.
Interest  expense  increased to $926,000 for the six months ended  September 30,
2001  from  $35,000  as  a  result  of  interest  expense  associated  with  the financing of the first three purchased  Airbus aircraft  received in May, August and September 2001.

       During  the  three  months  ended   September  30,  2001,  we  recognized
$8,802,000  of a  federal  grant as a result  of the Act to  offset  direct  and incremental  losses we  experienced  as a result  of the  terrorist  attacks  on
September 11, 2001. We received a total of  $10,118,000  in September  2001; the remaining  $1,316,000  represents amounts received in excess of allowable direct and  incremental  losses  incurred from September 11, 2001 to September 30, 2001 and is included as a deferred liability in our balance sheet.

       Income  Tax  Expense.   We  accrued   income  taxes  of  $9,028,000   and
$23,025,000  at 38.25% and 39% of  taxable  income  during the six months  ended
September  30,  2001 and  2000,  respectively.  During  the three  months  ended
September  30, 2001,  we recorded a $444,000  reduction to income tax expense as a result of a review and  revision of state tax  apportionment  factors  used in filing our amended state tax returns for 2000.

Liquidity and Capital Resources

       Our balance sheet  reflected  cash and cash  equivalents  and  short-term investments  of  $90,698,000  and  $111,251,000  at September 30, 2001 and March
31,  2001,  respectively.  At  September  30, 2001,  total  current  assets were
$170,858,000  as  compared  to   $124,843,000  of  total  current   liabilities,
resulting in working  capital of $46,015,000.  At March 31, 2001,  total current
assets  were   $199,794,000   as  compared  to  $136,159,000  of  total  current
liabilities,  resulting in working capital of  $63,635,000.  The decrease in our cash and  working  capital is  largely a result of cash flows used by  investing activities,  principally  the  purchase of our first three  Airbus  aircraft and spare parts for the new Airbus  fleet.  Cash  provided by  operating  activities
for  the  six  months  ended  September  30,  2001  was  $17,383,000.   This  is
attributable to our net income for the period,  decreases in trade  receivables, increases in depreciation and  amortization,  and accrued  maintenance  expense, offset by increases in restricted investments,  security,  maintenance and other deposits,  and decreases in accounts  payable,  air traffic  liability and other accrued  expenses.  The  decrease  in other  accrued  expenses  was  offset as a result of the  deferral  of payment  permitted  by the Act of excise and payroll taxes totaling $1,980,000 and $847,000, respectively, as of September 30, 2001.

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

       Cash used by  investing  activities  for the six months  ended  September
30, 2001 was $110,046,000.  Net aircraft lease and purchase  deposits  decreased by  $4,132,000  as  pre-delivery  payments  were  applied to the purchase of our first three Airbus  aircraft,  reducing the amount of  pre-delivery  payments as of  September  30,  2001.  During the six months ended  September  30, 2001,  we converted two purchase  options into firmly ordered  Airbus A319  aircraft,  and advanced  their delivery  dates from the third and fourth  calendar  quarters of
2004 to May and June  2002,  which  required  deposits  of  $9,203,000.  We also used  $115,110,000  for the purchase of our first three  Airbus  aircraft and to purchase rotable  aircraft  components to support the Airbus fleet, as well as a
spare  engine  for  the  Boeing  fleet,   leasehold  improvements  for  the  new
reservations  center,  computer  software for the new maintenance and accounting systems,  and other  general  equipment  purchases.  During the six months ended
September  30, 2000, we used  $7,121,000  for capital  expenditures  for rotable aircraft components,  maintenance  equipment and tools, aircraft leasehold costs and  improvements,  computer  equipment  and  software for  enhancements  to our internet  booking site,  our  reservation  system and a replacement  maintenance system.

       Cash  provided  by  financing   activities   for  the  six  months  ended
September  30,  2001 and  2000 was  $72,110,000  and  $1,755,000,  respectively.
During the six months ended  September 30, 2001 and 2000,  we received  $571,000 and  $1,810,000,  respectively,  from the exercise of common  stock  options and
warrants.   During  the  six  months  ended  September  30,  2001,  we  borrowed
$72,000,000 to finance the purchase of our first three Airbus aircraft.

       As of October  31,  2001,  we lease two Airbus 319 type  aircraft  and 24
Boeing 737 type aircraft under operating  leases with  expiration  dates ranging from 2002 to 2013.  Under these  leases,  we are required to make cash  security deposits  or issue  letters  of  credit  to secure  our  lease  obligations.  At
September  30,  2001,  we had made cash  security  deposits and had arranged for
issuance   of   letters   of  credit   totaling   $4,881,000   and   $9,283,000,
respectively.  Accordingly,  our  restricted  cash balance  includes  $9,283,000 that  collateralize  the outstanding  letters of credit.  Additionally,  we make deposits  for  maintenance  of these  aircraft.  At  September  30 and March 31,
2001,  we  had  made  maintenance   deposits  of  $48,980,000  and  $42,255,000,
respectively.

       We have  adopted a fleet  replacement  plan to phase out our  Boeing  737
aircraft  and  replace  them  with  a  combination   of  Airbus  A319  and  A318
aircraft.  In  March  2000,  we  entered  into  an  agreement,  as  subsequently amended,  to  purchase  up to 29 new  Airbus  aircraft.  We have  agreed to firm purchases  of 14 of  these  aircraft,  and have  options  to  purchase  up to an additional  15 aircraft.  During the six months  ended  September  30, 2001,  we took  delivery of the first  three  purchased  aircraft.  Under the terms of the purchase  agreement,  we are required to make  scheduled  pre-delivery  payments
for  these   aircraft.   These   payments   are   non-refundable   with  certain
exceptions.  As of September  30,  2001,  we had made  pre-delivery  payments on future  deliveries  totaling  $23,455,000  to secure  these  aircraft and option aircraft.  As a  complement  to this  purchase,  in April and May 2000 we signed two  agreements  to  lease  16 new  Airbus  aircraft,  two  of  which  had  been delivered to us as of  September  30, 2001.  As of  September  30, 2001,  we had
made cash  security  deposits  on the  remaining  14 aircraft we agreed to lease and had  arranged  for  issuance of letters of credit  totaling  $1,224,000  and
$2,677,000,  respectively,  to secure these  leases.  The  aggregate  additional
amounts  due  under  this  purchase   commitment   and  estimated   amounts  for
buyer-furnished  equipment  and spare  parts for both the  purchased  and leased aircraft was  approximately  $331,300,000 as of September 30, 2001. We expect to be  operating  up to 37  purchased  and  leased  Airbus  aircraft  by the  first quarter of  calendar  2005.  As  discussed  below,  we have  secured a financing commitment  for the first  three  purchased  Airbus A319  aircraft.  To complete the  purchase  of the  remaining  aircraft we must  secure  additional  aircraft financing. We are exploring various financing alternatives,  including,  but not limited to, domestic and foreign bank  financing,  public debt financing such as enhanced equipment trust  certificates,  and leveraged lease  arrangements.  The additional  amount of financing  required  will depend on the number of aircraft purchase  options we exercise  and the amount of cash  generated  by  operations prior to delivery of the  aircraft.  While we believe that such  financing  will be  available  to us,  there can be no  assurance,  particularly  in view of the
September  11  terrorist   attacks,   that  financing  will  be  available  when
required,  or on  acceptable  terms.  The  inability  to secure  such  financing could result in delays in or our inability to take  delivery of Airbus  aircraft we have agreed to purchase, which would have a material adverse effect on us.

       Additionally,   in  order  to  maximize  the   efficiency  of  our  fleet
replacement  plan,  we will continue to endeavor to return  certain  leased B737 aircraft  to their  owners on dates  other than the  currently  scheduled  lease expiration  dates for these  aircraft.  We returned one Boeing  aircraft  during the six months  ended  September  30, 2001.  If we are unable to negotiate  such different return dates with the aircraft  owners,  or sublease these aircraft to third  parties,  we may incur  additional  expense,  which  may have a  material adverse effect on us.

       In May  2001,  we  entered  into  a  credit  agreement  to  borrow  up to
$72,000,000 for the purchase of three Airbus  aircraft with a maximum  borrowing of  $24,000,000  per  aircraft.  Each aircraft loan has a term of 120 months and is  payable  in equal  monthly  installments,  including  interest,  payable  in arrears.  The loans are secured by the  aircraft.  As of September  30, 2001, we had borrowed  $72,000,000 for purchase of the three Airbus  aircraft.  Each loan provides for monthly  principal and interest  payments  ranging from $205,579 to
$218,109,  bears  interest  with rates  ranging  from 6.05% to 6.71%,  averaging
6.43%  for the  three  aircraft  loans,  with  maturities  in May,  August,  and
September  2011,  and has a balloon  payment of $10,200,000 at the expiration of the loan term.

Air Transportation Safety and Stabilization Act

       As a result of the  September  11, 2001  terrorist  attacks on the United
States,  on September 22, 2001  President  Bush signed the Act into law. The Act includes  for all  U.S.  airlines  and air  cargo  carriers  the  following  key provisions:  (i) $5  billion  in cash  compensation,  of which  $4.5  billion is available  to  commercial  passenger  airlines  and is  allocated  based  on the lesser of each  airline's  share of available  seat miles during  August 2001 or the direct and  incremental  losses  (including  lost revenues)  incurred by the airline  from  September  11, 2001 through  December  31, 2001;  (ii) subject to certain  conditions the availability of up to $10 billion in federal  government guarantees  of  certain  loans  made to air  carriers  for  which  credit is not reasonably  available as determined by a newly  established  Air  Transportation
Stabilization  Board;  (iii) the authority of the Secretary of Transportation to reimburse  air carriers  (which  authority  expires 180 days after the enactment of the Act) for  increases  in the cost of war risk  insurance  over the premium in effect for the period  September 4, 2001 to September  10, 2001;  (iv) at the
discretion  of the  Secretary of  Transportation,  a $100  million  limit on the liability  of any  air  carrier  to  third  parties  with  respect  to  acts  of terrorism  committed  on or to such  air  carrier  during  the  180  day  period following  enactment of the Act;  and (v) the  extension of the due date for the payment by air carriers of certain payroll and excise taxes until November 15, 2001 and January 15, 2002, respectively.

       The Company  anticipates  receiving up to approximately  $20,200,000 from the $5 billion in  authorized  grants,  of which  $10,118,000  was  received  in
September  2001.  The  Company  recognized  $8,802,000  of the grant  during the quarter ended  September 30, 2001 which is included in  nonoperating  income and expenses;  the remaining  $1,316,000  represents  amounts  received in excess of allowable  direct and  incremental  losses  incurred from  September 11, 2001 to
September  30,  2001 and is  included  as a deferred  liability  in the  balance sheet.  The  Company's  entitlement  to receive the entire amount of the maximum grant  payable  to it will  depend  on its  operating  results  for  the  period
September  11, 2001 through  December  31,  2001,  compared to those it expected just prior to  September  11, 2001 to achieve for the same  period. To date the
Company has deferred the payment of $847,000 and $1,980,000 in payroll and excise taxes until November 15, 2001 and January 15, 2002, respectively, as permitted by the Act.

       We plan  to  apply  under  the Act for a  guaranteed  loan.  We have  not determined  the  nature  or  amount  of our  application.  A newly  created  Air
Transportation  Stabilization  Board  will have  authority  to set all terms and conditions,  including  determining  the  amounts and  recipients  of the loans.
The Act also  allows  the  government  to take an equity  stake in the  airlines receiving  federal loan  guarantees  as  collateral.  We may also be required to obtain  concessions  from  our key  constituents,  including  aircraft  lessors, vendors and other  creditors.  There can be no  assurance  that our  application will be  successful;  however,  we  believe  that  our  inability  to  secure  a guaranteed  loan  under  the  provision  of the Act  would  not have a  material adverse effect on our business or operations.

Impact of the  September 11, 2001  Terrorist  Attacks,  Our Response,  and Third
and Fourth Quarter Outlook

       Among  the  effects  experienced  by  us  from  the  September  11,  2001 terrorist  attacks  have been  significant  flight  disruption  costs caused the
FAA's temporary  grounding of the U.S. airline  industry's fleet,  significantly increased  security and other costs,  significantly  higher  ticket  refunds and
significantly   reduced  load   factors.   Further   terrorist   attacks   using
commercial  aircraft in flight could  result in another  grounding of our fleet, and could  result in  additional  reductions  in load factor and  yields,  along
with  increased   ticket  refund,   security  and  other  costs.   In  addition,
terrorist  attacks not involving  commercial  aircraft,  or the general increase
in  hostilities  relating  to  reprisals  against  terrorist   organizations  or
otherwise,  and the  public's  reaction  to the  crash of an  American  Airlines
A-300  aircraft  in New  York  City  on  November  12,  2001,  could  result  in decreased  load factors and yields for  airlines,  including  us, and  increased costs.

       Immediately  following  the  terrorist  attacks on September 11, 2001, we took several  steps to reduce our  operating  expenses.  We reduced our capacity by approximately  20%.  However,  current capacity is still  approximately  9.7%
greater  than  capacity  for the  comparable  period last year.  We also reduced our costs by offering  voluntary leaves of absences and early  retirements,  and by furloughs,  totaling  approximately  390 employees;  by reducing salaries for company  officers  by  20 to  40%,  and  reducing  the  salaries  of  650  other employees  by  three  to  15%;  by  eliminating  food  service  provided  on our flights;  and by  deferring  nonessential  capital  spending  and  significantly reducing all nonessential  operating  expenses.  We have also been  experiencing lower fuel  prices  since the end of  September  2001.  These cost  savings  are expected  to  be  offset  by  increased  security  costs  and  higher  insurance
premiums.   As  of  November  9,  2001,  we  have  recalled   approximately  150
employees  as a  result  of the  increase  of  approximately  5.8%  in  capacity scheduled to begin  November 15, 2001,  additional  personnel  requirements  for
enhanced  security  measures,   and  maintenance   personnel  to  provide  heavy
maintenance  checks  on the  additional  aircraft  that  will fly the  increased schedule.  We have not altered the Airbus  delivery  schedule  and our intent is to  continue  with the fleet  transition  plan in place prior to  September  11,
2001.

       After the events of September  11, many domestic  airlines  began working with the FAA in order to  increase  the  security of aircraft  flight  decks.  A variety of security  enhancements were introduced,  ranging from Level 1 through
Level 4, with  Level 4 being the most  comprehensive  of  enhancements.  We also began  exploring  additional  security  measures and,  working with our aircraft manufacturers  and  the  FAA,  developed  enhanced  flight  deck  door  security measures  that are  consistent  with Level 2.  Seventeen of our Boeing  aircraft are currently  Level 1 compliant,  and we  anticipate  that all 24 of our Boeing aircraft  will be Level 2 compliant by  approximately  November  26,  2001.  Our five Airbus  aircraft  will be Level 4 compliant by  approximately  December 31,
2001. In addition,  the federal  government has  established a fund by which the participating  airlines  would be  reimbursed  for the  additional  flight  deck security enhancements. We intend to participate in that reimbursement program.

       After  September 11, 2001, and with the subsequent  decline in the flying public's  confidence in air travel safety and security,  we implemented  several marketing  programs designed to assist in restoring  consumer  confidence in air
travel.   These  initiatives  have  helped  us  experience  a  slow  but  steady increase in load  factors and booking  levels.  Some of these  initiatives  were as follows:

o        Marketing programs that used direct mail, Internet fare sales, travel agent promotions and enhanced frequent flyer program benefits;
o        A community relations outreach program called Seats for Sharing that offered complimentary seats to eligible non-profit organizations, including schools and religious organizations;
o        Communication programs that included letters to various school administrators and employee-led visits to local schools, as well as increased unpaid media efforts designed to educate and inform the public on increased security;
o        An employee campaign that increased employee reduced rate "buddy"
         passes, designed to enable employees to encourage their friends and family members to fly again.

       The impact of the  terrorist  attacks  of  September  11,  2001 and their aftermath on us and the  sufficiency  of our financial  resources to absorb that impact will  depend on a number of factors,  including:  (i) the  magnitude  and duration  of the  adverse  impact of the  terrorist  attacks  on the  economy in general,  and the  airline  industry in  particular;  (ii) our ability to reduce our operating  costs and conserve our financial  resources,  taking into account the  increased  costs we will incur as a consequence  of the attacks,  (iii) the higher  costs  associated  with new airline  security  directives  and any other increased  regulation of air carriers;  (iv) the  significantly  higher costs of
aircraft   insurance   coverage  for  future  claims  caused  by  acts  of  war,
terrorism,  sabotage,  hijacking  and other  similar  perils,  and the extent to which such  insurance  will continue to be  available;  (v) our ability to raise additional  financing;  (vi) the price and availability of jet fuel, in light of current industry  conditions;  and (vii) the extent of the benefits  received by us under the Act, taking into account any challenges to and  interpretations  or amendments of the Act or regulations issued pursuant thereto.

       During  the month of  October  2001,  our load  factor was 47.5%, a 15.8 point  decrease  from  63.3%  for the  same  period  last  year.  Our  yield  is estimated to be 16.74(cent)during the month of October  2001, a 2.2%  increase over the same period last year when the yield was 16.38  cents.  At present,  we have been able to  maintain  our yield as a result of close-in bookings and limited fare sales  since the  September  11,  2001  terrorist  attacks.  On
October 24, 2001, we had a system-wide fare sale that ended on November 6, 2001, which may lower our yield.

       As of November 9, 2001,  advance  booking levels are down 12.4,  8.6, and
3.4 points in November,  December,  and January,  respectively,  compared to the same date and for the same  periods  last year.  Yields may decline in the third and fourth fiscal quarters if our  competitors  continue to discount their fares or we offer lower fares to boost traffic.

       At this  point,  due in part to the  lack  of  predictability  of  future traffic  and  yields,  we are unable to fully  estimate  the impact on us of the events of September 11, 2001 and their  consequences  and the sufficiency of our financial resources to absorb that impact.

New Accounting Pronouncements

       In June 2001, the Financial  Accounting  Standards  Board ("FASB") issued
Statement of Financial  Accounting  Standards No. 141,  "Business  Combinations"
which  requires  the use of the  purchase  method and  eliminates  the option of
using  the   pooling-of-interests   method  of   accounting   for  all  business
combinations.   The  provisions  in  this   statement   apply  to  all  business
combinations  initiated  after  June 30,  2001,  and all  business  combinations accounted  for using the purchase  method for which the date of  acquisition  is
July 1, 2001, or later.

       In  June  2001,  the  FASB  issued  Statement  of  Financial   Accounting
Standards  No. 142,  "Goodwill  and Other  Intangible  Assets"  (SFAS 142) which requires that all  intangible  assets  acquired,  other than those acquired in a business  combination,  be  initially  recognized  and  measured  based  on  the asset's  fair  value.  We are  required  to  adopt  the  provisions  of SFAS 142
effective  January  1,  2002.  Goodwill  and  certain  identifiable   intangible
assets will not be  amortized  under SFAS 142,  but instead will be reviewed for impairment  at  least  annually  in  accordance  with  the  provisions  of  this statement.  This  accounting  pronouncement  presently has no impact on us as we do not have any intangible assets on our balance sheet.

       In  June  2001,  the  FASB  issued  Statement  of  Financial   Accounting
Standards  No. 143 (SFAS  143),  Accounting  for Asset  Retirement  Obligations,
which addresses  financial  accounting and reporting for obligations  associated with the  retirement  of tangible  long-lived  assets and the  associated  asset retirement  costs.  The standard  applies to legal  obligations  associated with
the  retirement  of  long-lived   assets  that  result  from  the   acquisition,
construction,  development  and/or  normal use of the asset.  SFAS 143  requires that the fair  value  of a  liability  for an  asset  retirement  obligation  be recognized  in the period in which it is  incurred if a  reasonable  estimate of fair  value  can be  made.  The  fair  value  of the  liability  is added to the carrying amount of the associated  asset and this additional  carrying amount is depreciated  over the life of the asset.  The  liability  is accreted at the end of each period  through  charges to  operating  expense.  If the  obligation  is settled for other than the carrying  amount of the liability,  we will recognize a gain or loss on  settlement.  We do not  expect the  impact of  adopting  SFAS
143 to be significant.

       In October  2001,  the FASB issued  Statement of Financial  Standards No.
144,  Accounting  for the  Impairment  or Disposal of Long-Lived  Assets,  which addressed  financial  accounting and reporting for the impairment or disposal of long-lived  assets.  While  Statement  No. 144  supersedes  Statement  No.  121,
Accounting  for the Impairment of Long-Lived  Assets and for  Long-Lived  Assets
to be  Disposed  of,  it  retains  many of the  fundamental  provisions  of that
Statement.  Statement  No. 144 also  supersedes  the  accounting  and  reporting
provisions    of   APB    Opinion   No.   30,    Reporting    the   Results   of
Operations-Reporting  the Effects of  Disposal  of A Segment of a Business,  and
Extraordinary,  Unusual and Infrequently Occurring Events and Transactions,  for
the  disposal  of a  segment  of a  business.  We do not  expect  the  impact of adopting SFAS No. 144 to be significant.

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

       Our average  cost per gallon of fuel for the six months  ended  September
30,  2001  decreased  4.9%  from  the  average  cost  for the six  months  ended
September  30,  2000.  See  "Management's  Discussion  and Analysis of Financial
Condition and Results of Operations - Operating Expenses."

                           PART II. OTHER INFORMATION

Item 4:           Submission of Matters to a Vote of Security Holders

              Our annual meeting of shareholders was held on September 6, 2001, at which a quorum for the transaction of business was present.
              Two matters were voted upon, as described below.

              Members of the Board of  Directors  elected  at the  meeting  were
              Samuel  D.  Addoms,  D. Dale  Browning,  Paul S.  Dempsey,  Jeff S.
              Potter,  William B.  McNamara,  B. Larae  Orullian,  , and James B.
              Upchurch.  The votes cast with  respect  to each  nominee  were as follows:

                  23,537,003 "For" Mr. Addoms;   1,273,586  "Withheld"
                  24,614,121 "For" Mr. Browning;   196,468  "Withheld"
                  24,614,220 "For" Mr. Dempsey;    196,369  "Withheld"
                  24,613,140 "For" Mr. Potter      197,449  "Withheld"
                  24,614,584 "For" Mr. McNamara;   196,005  "Withheld"
                  24,614,590 "For" Ms. Orullian;   195,999  "Withheld"
                  24,614,115 "For" Mr. Upchurch;   196,474  "Withheld"

              The shareholders of the Company approved an amendment to our
              Articles of Incorporation increasing the number of authorized shares of our common stock, no par value per share, from
              40,000,000 shares to 100,000,000 shares as follows:

                  20,388,815 "For"     4,365,401 "Against"   56,373 "Abstain"

Item 6:       Exhibits and Reports on Form 8-K

Exhibit
Numbers
-------

(a)      Exhibits

3.1      Amended and Restated Articles of Incorporation. (1)

10.61     Codeshare Agreement between Mesa Airlines, Inc. and Frontier
          Airlines, Inc. (1)

(1)      Filed herewith.

         (b)      Reports on Form 8-K

                  We filed a report on Form 8-K/A on July 11, 2001 that updated disclosure of our fleet transition plan.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  November 14, 2001                             By: /s/ Paul H. Tate
                                                        ------------------------
                                                     Paul H. Tate, Vice
                                                     President and
                                                     Chief Financial Officer

Date:  November 14, 2001                             By: /s/ Elissa A. Potucek
                                                        ------------------------
                                                     Elissa A. Potucek, Vice
                                                     President, Controller,
                                                     Treasurer and Principal
                                                     Accounting Officer