Form 10-Q
period 2001-12-31
FRONTIER AIRLINES INC /CO/
filed 2002-02-14
CIK 921929

                                                   Form 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2001

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

The number of shares of the Company's  Common Stock  outstanding  as of February
10, 2002 was 29,223,580.

                                                  TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                           Page

Item 1.  Financial Information

         Financial Statements                                                                1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                               6

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                         22

                               PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                   23

                         PART I. FINANCIAL INFORMATION

                                                                                  December 31,        March 31,
                                                                                     2001               2001
                                                                                ---------------    ---------------
Assets
Current assets:
    Cash and cash equivalents                                                     $ 89,834,621       $109,251,426
    Short-term investments                                                           2,000,000          2,000,000
    Restricted investments                                                          11,674,000          9,100,000
    Receivables, net of allowance for doubtful accounts of $148,000
      and $368,000 at December 31 and March 31, 2001, respectively                  22,285,354         32,380,943
    Maintenance deposits                                                            34,407,606         30,588,195
    Prepaid expenses and other assets                                                9,226,184         10,849,080
    Inventories                                                                      5,511,272          4,072,335
    Deferred tax assets                                                              1,571,458          1,506,218
    Deferred lease and other expenses                                                   74,953             45,621
                                                                                ---------------    ---------------
            Total current assets                                                   176,585,448        199,793,818

Security, maintenance and other deposits                                            49,749,457         45,680,373
Property and equipment, net                                                        147,605,839         38,100,126
Deferred lease and other expenses                                                      541,872             58,621
Restricted investments                                                              13,044,812         11,683,660
                                                                                ---------------    ---------------
                                                                                  $387,527,428       $295,316,598
                                                                                ===============    ===============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                              $ 13,557,709       $ 21,623,067
    Air traffic liability                                                           47,915,266         62,663,237
    Other accrued expenses                                                          26,287,310         18,236,479
    Deferred federal grant                                                           4,970,429              -
    Accrued maintenance expense                                                     36,842,371         33,510,531
    Current portion of long-term debt                                                3,169,914              -
    Income taxes payable                                                                 -                  -
    Current portion of obligations under capital leases                                151,937            125,552
                                                                                ---------------    ---------------
            Total current liabilities                                              132,894,936        136,158,866

Long-term debt                                                                      67,666,796              -
Accrued maintenance expense                                                         14,245,238         12,175,225
Deferred tax liability                                                               5,467,631          1,999,553
Deferred rent                                                                        2,325,430              -
Obligations under capital leases, excluding current portion                            101,313            203,863
                                                                                ---------------    ---------------
            Total liabilities                                                      222,701,344        150,537,507
                                                                                ---------------    ---------------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued                                                                      -                  -
    Common stock, no par value, stated value of $.001 per share, authorized
        100,000,000 and 40,000,000 shares at December 31 and
        March 31, 2001, respectively;  29,039,590 and 28,194,602 issued and
        outstanding at December 31, and March 31, 2001, respectively                    29,040             28,195
    Additional paid-in capital                                                      81,339,176         77,606,918
    Unearned ESOP shares                                                           (1,275,000)        (1,662,087)
    Retained earnings                                                               84,732,868         68,806,065
                                                                                ---------------    ---------------
      Total stockholders' equity                                                   164,826,084        144,779,091
                                                                                ---------------    ---------------
                                                                                  $387,527,428       $295,316,598
                                                                                ===============    ===============

FRONTIER AIRLINES, INC.
Statements of Income
(Unaudited)
                                                     Three Months Ended                  Nine Months Ended
                                             December 31,       December 31,      December 31,       December 31,
                                                 2001               2000              2001               2000
                                            ---------------    ---------------    --------------    ---------------
Revenues:

    Passenger                                  $90,620,523       $111,318,875      $325,092,337       $350,690,244

    Cargo                                        1,268,503          2,102,347         4,806,967          5,374,595

    Other                                          667,830            790,814         1,980,120          2,038,819
                                            ---------------    ---------------    --------------    ---------------

            Total revenues                      92,556,856        114,212,036       331,879,424        358,103,658
                                            ---------------    ---------------    --------------    ---------------

Operating expenses:

    Flight operations                           41,000,078         48,003,293       141,695,871        132,090,129

    Aircraft and traffic servicing              16,492,448         15,279,898        52,293,101         43,768,413

    Maintenance                                 17,319,910         15,926,512        55,683,809         48,517,172

    Promotion and sales                         12,526,189         13,220,744        45,437,169         41,041,610

    General and administrative                   5,390,015          5,738,402        18,598,935         18,383,889

    Depreciation and amortization                3,120,702          1,380,767         8,187,111          3,673,549
                                            ---------------    ---------------    --------------    ---------------

            Total operating expenses            95,849,342         99,549,616       321,895,996        287,474,762
                                            ---------------    ---------------    --------------    ---------------

            Operating (loss) income            (3,292,486)         14,662,420         9,983,428         70,628,896
                                            ---------------    ---------------    --------------    ---------------

Nonoperating income (expense):

    Interest income                                826,464          2,229,031         3,473,444          6,001,629

    Interest expense                           (1,191,648)           (20,856)       (2,118,074)           (55,806)

    Federal grant                                3,765,724              -            12,567,959              -

    Other, net                                    (71,028)           (10,508)         (267,836)           (47,709)
                                            ---------------    ---------------    --------------    ---------------

            Total nonoperating income, net       3,329,512          2,197,667        13,655,493          5,898,114
                                            ---------------    ---------------    --------------    ---------------

Income before income taxes                          37,026         16,860,087        23,638,921         76,527,010

Income tax (benefit) expense                     (871,597)          6,575,434         7,712,118         29,600,539
                                            ---------------    ---------------    --------------    ---------------

Net income                                       $ 908,623       $ 10,284,653       $15,926,803       $ 46,926,471
                                            ===============    ===============    ==============    ===============

Earnings per share:

            Basic                                    $0.03              $0.38             $0.56              $1.74
                                            ===============    ===============    ==============    ===============
            Diluted                                  $0.03              $0.35             $0.54              $1.61
                                            ===============    ===============    ==============    ===============

Weighted average shares of
  common stock outstanding
            Basic                               28,573,706         27,186,171        28,408,056         26,894,223
                                            ===============    ===============    ==============    ===============
            Diluted                             29,610,062         29,768,079        29,442,019         29,151,668
                                            ===============    ===============    ==============    ===============

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Nine Months Ended December 31, 2001 and 2000
(Unaudited)

                                                                                          2001               2000
                                                                                     ----------------   ----------------
Cash flows from operating activities:

    Net income                                                                           $15,926,803        $46,926,471
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Employee stock ownership plan compensation expense                             1,662,087            857,713
            Depreciation and amortization                                                  8,252,487          3,796,195
            Deferred tax (benefit) expense                                                 3,402,838          (484,083)
            Loss on disposal of equipment                                                  1,765,746              -
            Changes in operating assets and liabilities:
                Restricted investments                                                   (4,866,952)        (1,632,400)
                Trade receivables                                                         10,638,154          3,798,564
                Security, maintenance and other deposits                                 (4,893,409)       (12,131,674)
                Prepaid expenses and other assets                                          1,044,937            172,808
                Inventories                                                              (1,438,937)        (1,132,929)
                Accounts payable                                                         (8,065,358)         3,972,582)
                Air traffic liability                                                   (14,747,971)        (4,802,797)
                Other accrued expenses                                                     8,050,831          3,756,720
                Deferred federal grant                                                     4,970,429              -
                Income taxes payable                                                           -              4,877,382
                Accrued maintenance expense                                                5,401,853         12,329,447
                Deferred rent                                                              2,325,430              -
                                                                                     ----------------   ----------------
                     Net cash provided by operating activities                            29,428,968         52,358,835
                                                                                     ----------------   ----------------

Cash flows from investing activities:
    Decrease in short-term investments                                                         -             13,760,000
    Aircraft lease and purchase deposits, net                                            (2,995,086)       (16,431,652)
    Decrease (increase) in restricted investments                                            931,800      (3,580,500)
    Capital expenditures                                                               (119,458,570)       (10,609,580)
                                                                                     ----------------   ----------------
                     Net cash used by investing activities                             (121,521,856)       (16,861,732)
                                                                                     ----------------   ----------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                             1,915,538          1,010,364
    Proceeds from long-term borrowings                                                    72,000,000              -
    Principal payments on long-term borrow                                               (1,163,290)              -
    Principal payments on obligations under capital leases                                  (76,165)           (83,124)
                                                                                     ----------------   ----------------
                    Net cash provided by financing activities                             72,676,083            927,240
                                                                                     ----------------   ----------------

                    Net (decrease) increase in cash and cash equivalents                (19,416,805)         36,424,343

Cash and cash equivalents, beginning of period                                           109,251,426         67,850,933
                                                                                     ----------------   ----------------

Cash and cash equivalents, end of period                                               $  89,834,621       $104,275,276
                                                                                     ================   ================

FRONTIER AIRLINES, INC.
Notes to Financial Statements
December 31, 2001

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
     In the opinion of management,  all adjustments (consisting  only of normal recurring  adjustments) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended
     December 31, 2001 are not necessarily indicative of the results that will be realized for the full year.

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

     The Company was entitled to receive up to approximately $20,200,000 from the $5 billion in authorized grants, of which $17,538,000 was received as of December 2001.  The Company recognized $3,766,000 and $12,568,000 of the grant during the three and nine months  ended  December  31,  2001, respectively,  which is included in nonoperating income and expense.  The remaining $4,970,000  represents amounts received in excess of estimated allowable direct and incremental losses incurred from September 11, 2001 to December 31, 2001 and is included as a liability  on our balance sheet as of December  31,  2001.  As of December 31, 2001, the Company had
     deferred the payment of $8,819,000 of excise  taxes,  as permitted by the
     Act. These taxes were paid on January 15, 2002.

(3)  Long-Term Debt

     In May 2001,  the Company entered into a credit  agreement to borrow up to
     $72,000,000 for the purchase of three Airbus aircraft with a  maximum borrowing of $24,000,000 per aircraft. Each aircraft loan has a term of
     120 months and is payable in equal monthly installments,  including interest payable in arrears.  The loans are secured by the aircraft.  As of December 31, 2001, the Company had borrowed $72,000,000 for the
     purchase of these three  aircraft.   Each loan provides for monthly
     principal and interest payments ranging from $205,579 to $218,109,  bears interest with rates ranging from 6.05% to 6.71%,  averaging 6.43% for the three aircraft loans, with maturities in May, August, and September 2011, at which time balloon payments totaling $10,200,000 are due with respect to each aircraft loan.

(4)  Subsequent Event

     As of February 14, 2002, we signed an amendment to two aircraft lease agreeements whereby these two aircraft will be returned to their lessor approximately 22 months sooner than their respective original lease termination dates.  We have paid the lessor approximately $3,700,000 and have committed to pay at the early return date as much as an additional
     $1,200,000 for the right to early return these two aircraft.  We expect to record in our fiscal fourth quarter ended March 31, 2002 an unusual charge against earnings of approximately $3,100,000 net of taxes to reflect this transaction.

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
Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and uncertainties include,  but are not limited to:  the timing of, and expense associated  with, expansion and modification of our operations in accordance with our business strategy or in response to competitive  pressures or other factors;  general economic factors and behavior of the fare-paying public and its potential impact on our liquidity;  increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us;  actions of competing airlines, such as increasing capacity and pricing actions of United
Airlines and other competitors;  the availability of suitable aircraft,  which may inhibit our ability to achieve operating economies and implement our business strategy;  the unavailability of, or inability to secure upon acceptable terms, financing necessary to purchase aircraft which we have ordered; issues relating to our transition to an Airbus aircraft fleet;
uncertainties regarding aviation fuel price; uncertainties regarding future terrorist attacks on the United States or military actions that may be taken;
and uncertainties as to when and how fully consumer confidence in the airline industry will be restored, if ever.  Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues,  small fluctuations in our yield per RPM or expense per ASM can significantly affect operating results.  See "Risk  Factors" in our Form 10-K for the year ended March 31,  2001 as they may be modified by the disclosures contained in this report.  Additional information regarding these and other factors may be contained in our Form 10-K for the fiscal year ended March 31,
2001;  our Form 8-K filed May 7, 2001 and our Form 8-K filed Jan. 22,  2001,  as amended by our Form 8-K/A filed July 11, 2001,  and our Form 10-Q for the fiscal quarters ended June 30, 2001 and September 30, 2001.

Share,  per share and common stock information contained in this report has been retroactively adjusted or "restated" to reflect a 50% common stock dividend to shareholders of record on February 19, 2001, which we paid on
March 5, 2001.

General

       We are a scheduled airline based in Denver, Colorado.   We were
organized in February 1994 and we began flight operations in July 1994 with two leased Boeing 737-200 aircraft.  We have since expanded our fleet to 26 leased aircraft and three purchased Airbus A319 aircraft,  comprised of seven
Boeing 737-200s, 17 Boeing 737-300s, and five Airbus A319s.  During the three months ended March 31, 2002, we expect to add an additional leased Airbus A319 aircraft.  Beginning in May 2001,  we began a fleet replacement plan by which we will replace our Boeing aircraft with new purchased and leased Airbus jet aircraft, a transition we expect to complete by approximately the first quarter of calendar year 2005,  assuming early lease returns of five of our
Boeing aircraft.  We advanced the return of one leased Boeing 737-300 aircraft to its owner from April 2002 to September 2001.

       As of February 10, 2002, we operate routes linking our Denver hub to 25 cities in 19 states spanning the nation from coast to coast.  We added
Houston, Texas to our route system on May 16, 2001.  We commenced service between Denver, and each of Reno/Lake  Tahoe, Nevada and Austin, Texas,  on
October 1, 2001.  Effective February 1, 2002, we began service between Denver and New Orleans, Louisiana.  We intend to begin service between Denver and
Fort Lauderdale, Florida and Sacramento, California effective February 26,
2002.

       Effective July 9, 2001, we began a codeshare agreement with Great Lakes
Aviation, Ltd.  ("Great  Lakes") by which Great Lakes provides daily service to seven regional markets from our Denver hub. The codeshare agreement initially included Casper, Cody, Gillette, and Cheyenne, Wyoming;  Amarillo, Texas; Santa
Fe  New  Mexico;  and  Hayden, Colorado.   Effective  November 15,  2001,  we
expanded the codeshare agreement to include nine additional Great Lakes cities including Laramie, Riverton, Rock Springs, and Worland, Wyoming;  Cortez and
Telluride, Colorado;  Scottsbluff, Nebraska; and Farmington, New Mexico and we
commenced a Great Lakes codeshare to Sheridan, Wyoming, on October 31, 2001.
Effective December 14, 2001, an additional 20 cities were added  including Page and Phoenix, Arizona;  Alamosa and Pueblo, Colorado;  Dodge City, Garden City,
Hays, and Liberal, Kansas;  Dickinson and Williston, North Dakota; Alliance,
Chadron, Grand Island, Kearney, McCook, Norfolk, and North Platte,  Nebraska;
Pierre, South Dakota;  and Moab and Vernal, Utah.  Service between Denver and
Hayden, Colorado was deleted from the codeshare agreement effective December
13, 2001.

       In  September  2001,  we entered into a codeshare agreement with Mesa
Airlines, Inc. ("Mesa").  Under the terms of the agreement, we will market and sell flights operated by Mesa as Frontier JetExpress.  We expect this codeshare to begin February 17, 2002 with service between Denver and San Jose,
California,  and with supplemental flights to our current  service  between
Denver and Houston, Texas.  Effective  April 7, 2002,  the codeshare will be expanded to include service to St. Louis,  Missouri., and Ontario, California.
This codeshare is expected to expand to include the operation by Mesa of at least five 50-passenger Bombardier CRJ-200 regional jets,  providing service to new destinations as well as additional frequencies to our current route system.

       We currently use up to 11 gates at our hub,  Denver International
Airport ("DIA"),  where we operate approximately 132 daily system flight departures and arrivals.  Prior to the September  11, 2001 terrorist attacks, we operated  approximately 126 daily system flight departures and arrivals.
Following the terrorist attacks,  we reduced our service to approximately  103 daily system flight departures and arrivals.  On November 15, 2001, we added an additional eight daily system flight departures and arrivals  to  our schedule,  and we reinstated service to Ronald Reagan Washington National
Airport on December 12, 2001 with one daily round-trip.  As of March 5, 2002, we expect to restore our service to our pre-September  11,  2001  levels.  We
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

       As a result of the September 11 terrorist attacks, expansion of our operations, and transition costs associated with our fleet replacement plan during the nine months ended December 31, 2001, the slowing economy,  and hail storms that damaged five of our aircraft earlier in the  year,  we do not believe our results of operations for the nine months ended  December 31, 2001 are indicative of future operating  results or comparable to the nine months ended December 31, 2000.

Critical Accounting Policies

       Because we accrue in advance for such events, our accounting policy for maintenance expenses requires the use of estimates for the cost of future major airframe maintenance checks, landing gear and engine overhauls.  These estimates and accruals are based on timing and the scope of event and prevailing market conditions,  all of which are subject to change,  and may impact future operating results when the events actually take place.

Results of Operations

       We had net income of $15,927,000 or 54(cent)per diluted share for the nine months ended  December 31, 2001 as compared to net income of $46,926,000  or
$1.61 per diluted share for the nine months ended December 31, 2000.  We had net income of $909,000 or 3(cent)per diluted share for the three  months  ended
December 31, 2001 as compared to net income of $10,285,000 or 35(cent)per diluted share for the three months ended December 31, 2000. On September 11, 2001, the Federal Aviation  Administration  ("FAA")  temporarily suspended all commercial airline flights as a result of the terrorist attacks on the United
States.  As a result of this suspension,  we cancelled 407 scheduled flights
until we resumed  operations on September 14,  2001.   After we resumed
operations,  we cancelled 303 additional scheduled flights through September
30, 2001 as a result of diminished consumer demand.  During the three months ended December 31, 2001,  our daily  average aircraft block hour utilization decreased to 7.8 from 9.2 during the prior comparable period ended December
31, 2000, as we reduced approximately 20.1% of departures originally scheduled during that period.  Due to high fixed costs,  we continued to incur a significant portion of our normal operating expenses during the period from
September 11, 2001 through December 31, 2001 and incurred operating  losses.
(For a  discussion  of steps we have taken to reduce our expenses as a result of
the September 11,  2001 terrorist attacks,   see "Liquidity and Capital
Resources" below.)

       As a result,  we recognized $12,568,000 of the federal grant we received under the Act, which compensates for direct and incremental losses incurred by air carriers from September  11, 2001 through the end of calendar year 2001.
During the three months ended  December 31, 2001,  we wrote down the carrying value of spare parts that support the Boeing 737-200 aircraft by $1,512,000 as a result of diminished demand for that aircraft type.  During the three months ended  December 31, 2001, we recorded a credit to income tax expense totaling
$886,000 as a result of accruing income taxes during the year ended March 31,
2001, at a rate that was greater than the actual effective tax rate as determined upon the filing of the income tax returns in December  2001.
Excluding the amount of the grant we recognized, the write down on aircraft parts, and credits recorded to income tax expense, our net loss for the three months ended December 31, 2001 would have been  $1,357,000  or 5(cent)per share and net income for the nine months ended December 31, 2001 would have been
$7,701,000 or 26(cent)per diluted share.

       Prior to the terrorist attacks on September 11, 2001,  we were experiencing the effects of a slowing economy, that had caused lower fares and reduced business and leisure  travel.  During the nine months ended December
31, 2001,  we cancelled approximately 830 flights as a result of the September
11, 2001 terrorist attacks,  and weather conditions and weather related repairs in the Denver area earlier in the year.

       During the nine months ended  December 31, 2001,  we took delivery of our first five Airbus aircraft.  As this was a new aircraft type for us, we were required by the FAA to demonstrate that our crews were proficient in flying this type aircraft and that we were capable of properly maintaining the aircraft and related maintenance records before we placed these aircraft in scheduled passenger service.  This process took longer than we originally had anticipated  and, as a result, we were required to cancel scheduled flights that the first aircraft was scheduled to perform.  We believe that this delay
in receiving necessary FAA approvals,   adversely affected our passenger
revenues and our cost per ASM during the nine months ended December 31, 2001.

       Our cost per ASM for the nine months ended December 31, 2001 and 2000 was 9.58(cent)and 9.09(cent), respectively, an increase of .49(cent)or 5.4%. Cost per ASM excluding fuel for the nine months ended December 31, 2001 and 2000 was 8.18(cent)
and 7.40(cent), respectively, an increase of .78(cent)or 10.5%.  Our cost per ASM for the three months ended December 31, 2001 and 2000 was 9.49(cent)and 9.29(cent), respectively, an increase of .20(cent)or 2.2%.  Cost per ASM excluding fuel for the three months ended December 31, 2001 and 2000 was 8.32(cent)and 7.37(cent), respectively, an increase of .95(cent)or 12.9%. Our cost per ASM increased during the nine months ended December 31, 2001 principally because of an increase in aircraft and traffic servicing expenses of .18(cent), and an increase in maintenance expenses of .13(cent)per ASM. Our cost per ASM increased during the three months ended December 31, 2001 over the prior comparable  period principally  because of the decreased aircraft utilization and shorter stage lengths during that period.  These expenses were impacted by the terrorist attacks and the hail damage to five of our aircraft,  or approximately 20% of our fleet,  during the nine months ended  December  31,  2001.  During the three months ended December 31, 2001, we wrote down the carrying value of spare parts that support the Boeing 737-200 aircraft by $1,512,000 as a result of diminished demand for that aircraft type, resulting in an increase of .15(cent)per
ASM for the period.  We incurred short-term lease expenses for substitute aircraft to minimize the number of flight cancellations while the hail damage to our aircraft was being repaired, additional maintenance expenses for the repair of the hail damage,  and interrupted trip expenses as a result of the number of flight cancellations related to the aircraft out of service for repair.  During April 2001, the Denver area also experienced  an  unusual blizzard,  which caused flight cancellations as well as expenses associated with deicing our aircraft.  We estimate that the total adverse impact on our cost per ASM associated with these unusual weather conditions was .06(cent), or approximately $1,893,000 for the nine months ended December 31, 2001.  During the nine months ended December 31, 2001, we incurred approximately $3,940,000 in transition expenses associated with the induction of the Airbus  aircraft, which had an adverse effect on our CASM of approximately .12(cent)per ASM.  These include crew salaries;  travel, training and induction team expenses;  and depreciation expense.  We also experienced an increase in promotion and sales expenses to stimulate traffic in a weak economy of .05(cent)per ASM. An increase in pilots' salaries effective in May 2001 also contributed to the increase in cost per ASM during the nine months ended December 31, 2001.  Additionally, due to the flight cancellations as a result of the September 11 terrorist attacks and these weather conditions, our ASMs were less than we had planned, which caused our fixed costs to be spread over fewer ASMs and,  we believe, distorted our cost per ASM for the period.

       An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.  For the nine months ended
December 31, 2001 and 2000, our break-even load factors were 58.3% and 52.2%, respectively,  compared to our achieved passenger load factors of 60.7% and
66.8%.  For the three months ended December 31, 2001 and 2000, our break-even load factors were 53.7% and 54.3%, respectively, compared to our achieved passenger load factors of 52.4% and 64%. Our break-even load factor increased for the nine months ended December 31, 2001 from the prior comparable period largely as a result of a decrease in our average fare to $133 during the nine months ended  December 31, 2001 from $146 during the nine months ended December
31, 2000, compounded by an increase in our expense per ASM to 9.58(cent)for the nine months ended December 31, 2001 from 9.09(cent)for the nine months ended
December 31, 2000.

       During the nine months ended  December 31, 2001, our average daily block hour utilization decreased to 9.0 from 9.3 for the nine months ended December
31, 2000.  During the three months ended December 31, 2001 our average daily block hour utilization decreased to 7.8 from 9.2 for the three months ended
December 31, 2000. The calculation of our block hour utilization includes all aircraft  that  are on our operating certificate, which includes scheduled aircraft as well as  aircraft  out of service for maintenance and operational spare aircraft.  In September  2001, we grounded several aircraft as a result of the September 11, 2001 terrorist attacks, resulting in reduced aircraft utilization.

       The following table provides certain of our financial and operating data for the three month and nine month periods ended December  31, 2001 and
2000.  The write-down of the carrying values of the Boeing 737-200 aircraft parts totaling $1,512,000  has been excluded from the calculation of the break-even load factor, expense per ASM and expense per ASM excluding fuel.

                     Selected Financial and Operating Data

                                             Three Months Ended December 31,      Nine Months Ended December 31,
                                                  2001             2000               2001              2000
                                           ------------------------------------ ------------------------------------
Selected Operating Data:
Passenger revenue (000s) (1)                     $    90,621     $    111,319      $    325,092      $    350,690
Revenue passengers carried (000s)                        623              750             2,271             2,289
Revenue passenger miles (RPMs) (000s) (2)            529,593          685,507         2,038,888         2,113,107
Available seat miles (ASMs) (000s) (3)             1,010,091        1,071,714         3,359,245         3,162,972
Passenger load factor (4)                              52.4%            64.0%             60.7%             66.8%
Break-even load factor (5)                             53.7%            54.3%             58.3%             52.2%
Block hours (6)                                       20,780           21,068            67,208            61,916
Departures                                             9,469            9,755            30,389            28,656
Average aircraft stage length                            808              839               837               843
Average passenger length of haul                         850              914               898               923
Average daily fleet block hour utilization (7)           7.8              9.2               9.0               9.3
Yield per RPM (cents) (8)                              17.11            16.24             15.94             16.60
Total yield per RPM (cents) (9)                        17.48            16.66             16.28             16.95
Yield per ASM (cents) (10)                              8.97            10.39              9.68             11.09
Total yield per ASM (cents) (11)                        9.16            10.66              9.88             11.32
Expense per ASM (cents)                                 9.34             9.29              9.54              9.09
Expense per ASM excluding fuel (cents)                  8.17             7.37              8.14              7.40
Average fare (12)                                 $      134       $      142        $      133        $      146
Average aircraft in fleet                               29.0             25.0              27.2              24.3
Aircraft in fleet at end of period                      29.0             25.0              29.0              25.0
Average age of aircraft at end of period                10.4             11.1              10.4              11.0
EBITDAR (000s) (13)                                   19,672           31,603            79,062           119,728
EBITDAR as a % of revenue                              21.3%            27.7%             23.8%             33.4%

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
(10) "Yield per ASM" is determined by dividing passenger revenues by revenue passenger miles.
(11) "Total Yield per ASM" is determined by dividing total revenues by available seat miles.
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

       The  following  table  provides  our  operating   revenues  and  expenses
expressed  as cents  per  total  ASMs  and as a  percentage  of total  operating revenues,  as  rounded,  for the  three  month  and  nine  month  periods  ended
December 31, 2001 and 2000.

                                   Three Months Ended December 31,               Nine Months Ended December 31,
                               -----------------------------------------    -----------------------------------------
                                      2001                 2000                    2001                 2000
                               ---------- --------- ---------- ---------    ---------- --------- ---------- ---------
                                  Per        %         Per        %            Per        %         Per        %
                                 total       of       total       of          total       of       total       of
                                  ASM     Revenue      ASM     Revenue         ASM     Revenue      ASM     Revenue

Revenues:

    Passenger                     8.97       97.9%     10.39      97.5%        9.68       98.0%     11.09      97.9%

    Cargo                         0.13        1.4%      0.20       1.8%        0.14        1.4%      0.17       1.5%

    Other                         0.07        0.7%      0.07       0.7%        0.06        0.6%      0.06       0.6%
                               ---------- --------- ---------- ---------    ---------- --------- ---------- ---------

Total revenues                    9.16      100.0%     10.66     100.0%        9.88      100.0%     11.32     100.0%
                               ========== ========= ========== =========    ========== ========= ========== =========

Operating expenses:

    Flight operations             4.06       44.3%      4.48      42.0%        4.22       42.7%      4.18      36.9%
    Aircraft and traffic
servicing                         1.63       17.8%      1.43      13.4%        1.56       15.8%      1.38      12.2%

    Maintenance                   1.71       18.7%      1.49      13.9%        1.66       16.8%      1.53      13.5%

    Promotion and sales           1.24       13.5%      1.23      11.6%        1.35       13.7%      1.30      11.5%
    General and
administrative                    0.53        5.8%      0.54       5.0%        0.55        5.6%      0.58       5.1%
   Depreciation and
     amortization                 0.31        3.4%      0.13       1.2%        0.24        2.5%      0.12       1.0%
                               ---------- --------- ---------- ---------    ---------- --------- ---------- ---------

Total operating expenses          9.49      103.6%      9.29      87.2%        9.58       97.0%     9.09       80.3%
                               ========== ========= ========== =========    ========== ========= ========== =========

Total ASMs (000s)              1,010,091            1,071,714               3,359,245            3,162,972

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

       Effective  February 17, 2002,  the DOT will either be providing security services through the newly established Transportation Security Agency or will be assuming many of the contracts and overseeing those security vendors that we and other carriers use to provide airport security services.  Additionally, the DOT will reimburse us, as well as all other air carriers, for certain security services provided by our own personnel.  In order to be able to provide and fund these security services, the DOT has imposed a $2.50 security service fee per passenger segment flown, not to exceed $5.00 for one-way travel or $10.00 for a round trip, on tickets purchased on and after February
1, 2002.  We are unable to predict the effect  that these additional fees may have on future fare or passenger traffic levels.

       Our average fare for the nine months ended December 31, 2001 and 2000 was $133 and $146, respectively, a decrease of 8.9%.  We believe that the decrease in the average fare during the nine months ended December 31, 2001 from the prior comparable period was principally a result of the slowing economy.  During the nine months ended December 31, 2000, we experienced an increase in the number of passengers that a major competitor directed to us because of delays and cancellations that airline experienced.  We estimate that the additional passenger traffic received from that airline had the effect of increasing our load factor and average fare for the nine months ended December 31, 2000 by approximately  .7 load factor points and .2%, respectively.

       Passenger Revenues.  Passenger revenues totaled $325,092,000 for the nine months  ended  December  31, 2001  compared  to  $350,690,000 for the nine months ended December 31, 2000, or a decrease of 7.3%, on increased capacity of 196,273,000 ASMs or 6.2%.  Passenger revenues totaled $90,621,000 for the three months ended  December 31, 2001 compared to $111,319,000 for the three months ended December 31, 2000, or a decrease of 18.6%, on decreased capacity of 61,623,000 ASMs or 5.7%.  The number of revenue passengers carried was
2,271,000 for the nine months ended December 31, 2001 compared to 2,289,000 for the nine months ended December  31, 2000 or a decrease of less than 1%.
The number of revenue passengers carried was 623,000 for the three  months ended December 31, 2001 compared to 750,000 for the three months ended
December 31, 2000 or a decrease of 16.9%.  We had an average of 27.2 aircraft in our fleet during the nine months ended December 31, 2001 compared to an average of 24.3 aircraft during the nine months ended December 31, 2000, an increase of 11.9%.  RPMs for the nine months ended December  31, 2001 were
2,038,888,000 compared to 2,113,107,000 for the nine months ended December 31,
2000, a decrease of 3.5%.  We believe that our cancelled flights due to the terrorist attacks and weather had an adverse effect on our revenue during the period.

       Cargo Revenues.  Cargo  revenues, consisting of revenues from freight and mail service, totaled $4,807,000 and $5,375,000, a decrease of 10.6%, for the nine months ended December 31, 2001 and 2000, respectively, representing
1.4% and 1.5%, respectively, of  total revenues.  Cargo revenues totaled
$1,269,000 and $2,102,000, a decrease of 39.6% for the three months ended
December 31, 2001 and 2000, representing 1.4% and 1.8%, respectively, of total revenues.  We believe that our cargo revenues have been impacted by the slowing economy as well as the flight cancellations as a  result of the terrorist attacks, and the limitations placed on cargo service as a result of that.  This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other Revenues.  Other revenues,  comprised principally of interline handling fees, liquor sales and excess baggage fees, totaled $1,980,000 and
$2,039,000,  each .6% of total revenues for the nine months ended  December 31,
2001 and 2000, a decrease of 2.9%.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization.  Total operating expenses were $321,896,000 and $287,475,000 for the nine months ended December 31, 2001 and 2000 and represented  97.0% and 80.3% of revenue, respectively.  Total operating expenses for the three months ended December 31, 2001 and 2000 were
$95,849,000 and $99,550,000 and represented 103.6% and 87.2% of revenue, respectively.  Operating  expenses  increased as a percentage of revenue during the three and nine months ended  December 31, 2001 as a result of the 18.6% and
7.3% decrease in passenger revenues, respectively, associated with the slowing economy and the September 11 terrorist attacks.  For a discussion of steps we have  taken to reduce our expenses as a result of the  September 11,  2001 terrorist attacks, see " Liquidity and Capital Resources" below.

       Flight Operations.   Flight operations expenses of $141,696,000 and
$132,090,000 were 42.7% and 36.9% of total revenue for the nine months ended
December 31, 2001 and 2000, respectively.  Flight operations expenses  of
$41,000,000 and $48,003,000 were 44.3% and 42% of total revenue for the three months ended December 31, 2001 and 2000, respectively.  Flight operations expenses include all expenses related directly to the operation of the aircraft including fuel, lease and insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.  Included in flight operations expenses during the three and nine months ended December 31, 2001 are approximately $264,000 and $2,007,000, respectively, for Airbus training and related travel expenses.

       Aircraft fuel expenses include both the direct cost of fuel, including taxes, as well as the cost of delivering fuel into the aircraft.  Aircraft fuel expense of $46,955,000 for 51,954,000 gallons used and $53,278,000 for
49,595,000 gallons used resulted in an average fuel cost of 90.4(cent)and $1.07 per  gallon, for the nine months ended December 31, 2001 and 2000, respectively.  Aircraft fuel expense represented 33.1% and 40.3% of total flight operations expenses or 14.2% and 14.9% of total revenue for the nine months ended December 31, 2001 and 2000, respectively.  Aircraft fuel expense of $11,820,000 for 15,060,000 gallons used and $20,550,000 for 16,900,000 gallons used resulted in an average fuel expense of 78.5(cent)and $1.22 per gallon for the three months ended  December 31, 2001 and 2000, respectively.  Aircraft fuel costs represented 28.8% and 42.8% of total flight operations expenses for the three months ended December 31, 2001 and 2000,  respectively,  or 12.8% and
18% of total revenue.  Fuel prices are subject to change weekly as we do not purchase supplies in advance for inventory.  Fuel consumption for the nine months ended December 31, 2001 and 2000 averaged 773 and 801 gallons per block hour, respectively.  Fuel consumption for the three months ended December 30,
2001 and 2000 averaged 725 and 802 gallons per block hour, respectively.  Fuel consumption decreased from the prior comparable periods because of a decrease in our load  factors,  the more fuel-  efficient Airbus aircraft added to our fleet,  and a newly developed fuel conservation  program  implemented in August
2001.  Fuel consumption decreased 9.6% during the three months ended December
31, 2001 from the prior comparable period also as a result of decreased use of the Boeing 737-200 aircraft,  which have a higher fuel burn rate than the
Boeing 737-300 and Airbus A319  aircraft.   During the nine months ended
December 31, 2000, a major competitor directed passengers to us because of an increase in the number of delays and cancellations that airline experienced.
Because of this we increased the speeds we flew our aircraft to mitigate flight delays,  which increased our fuel burn rate.  We do not hedge our fuel expense exposure.

       Aircraft  lease  expenses  totaled  $48,590,000  (14.6% of total revenue)
and  $45,472,000  (12.7% of total  revenue) for the nine months  ended  December
31, 2001 and 2000,  respectively,  an increase of 6.9%.  Aircraft lease expenses totaled  $16,148,000  (17.4% of total revenue) and  $15,570,000  (13.6% of total revenue) for the three months  ended  December 31, 2001 and 2000,  respectively, an  increase  of  3.7%.  The  increase  is  largely  due to an  increase  in the average  number of aircraft to 27.2 from 24.3, or 11.9%,  during the nine months ended  December  31, 2001  compared to the same period in 2000.  During the nine months ended  December 31, 2001, to minimize the number of flight  cancellations while our  aircraft  were being  repaired  following  hail  damage,  we incurred short-term  lease  expenses  of  $630,000  for  aircraft  to  partially  replace capacity of the damaged  aircraft.  During the nine months  ended  December  31,
2001,  we also added our first  three  purchased  Airbus  aircraft to our fleet.
These aircraft do not have lease expenses associated with them.

        Aircraft insurance expenses totaled $2,453,000 (.7% of total revenue)
for the nine months ended December 31, 2001.  Aircraft insurance expenses for the nine months ended December 31, 2000 were $2,448,000 (.7% of total revenue).
Aircraft insurance expenses were .12(cent)per RPM for each of the nine months ended December 31, 2001 and 2000, respectively.  Aircraft insurance expenses totaled $608,000 (.7% of total revenue) for the three months ended December
31, 2001.  Aircraft insurance expenses for the three months ended December 31,
2000 were $831,000 (.7% of total revenue).  Aircraft insurance expenses were
 .12(cent)per RPM for each of the three months ended December 31, 2001 and 2000.
Aircraft insurance expenses during the three and nine month periods ended
December 31, 2001 have not been fully impacted by the result of the terrorist attacks on September 11, 2001.  Shortly after the attacks, we were required to purchase two supplemental war risk insurance policies.  Only one of these policies is eligible for reimbursement by the Federal government.  We expect these expenses to significantly increase beginning in the fiscal year ending
March 31, 2003.  The Act allows the Secretary of Transportation to reimburse airlines for a period of up to 180 days after enactment of the Act for the incremental increases in war risk insurance premiums as a result of the
September 11, 2001 terrorist attacks.  While we are currently being partially reimbursed for such increased premiums, reimbursement is scheduled to terminate on March 20, 2002.  Upon the renewal of our hull and liability insurance policy on June 7, 2002, we expect a significant increase in these premiums.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $23,693,000 and $16,126,000,  or 7.3% and 4.6% of passenger revenue, for the nine months ended December 31, 2001 and 2000, respectively, an increase of 46.9%.  Pilot and flight attendant salaries before  payroll taxes and benefits totaled $7,512,000 and $5,804,000 or 8.3% and 5.2% of passenger revenue for the three months ended December 31, 2001 and 2000, respectively, an increase of 29.4%.  In November 1998, our pilots voted to be represented by an independent union, the Frontier Airline Pilots Association.  The first bargaining  agreement for the pilots, which has a 5-year term, was ratified and made effective in May 2000. In May 2001,  we agreed to  reconsider  the current rates of pay  under  our  collective  bargaining  agreement  with  our  pilots.
During the past year, several pilot unions at other air carriers  received wage increases,  which caused our pilot salaries to be substantially  below those paid by certain of our competitors.  We submitted a revised  pilot pay proposal to the Frontier Airline Pilots Association  ("FAPA"), and its members accepted this proposal and was made effective May 2001.  Pilot and  flight attendant compensation also increased as a result of an 11.9% increase in the average number of aircraft in service,  an increase of 8.6% in block hours,  a general wage increase in flight attendant salaries,  and additional crews required to replace those attending training on the Airbus equipment.  During the three months ended December 31, 2001,  FAPA agreed to an 11% decrease in salaries for all pilots in lieu of furloughs as a  result of the September  11,  2001 terrorist attacks.  The pilot salary levels were reinstated effective January
1, 2002.

       Aircraft and Traffic Servicing.   Aircraft and traffic servicing
expenses were $52,293,000 and $43,768,000 (an increase of 19.5%) for the nine months ended December 31, 2001 and 2000, respectively, and represented 15.8%
and 12.2% of total revenue.  Aircraft and traffic servicing expenses were
$16,492,000 and $15,280,000 (an  increase of 7.9%) for the three months ended
December 31, 2001 and 2000, respectively, and represented 17.8% and 13.4% of total revenue.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground  handling  expenses, and interrupted trip expenses associated  with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to reaccomodate passengers as well as hotel, meal and other incidental expenses.  Aircraft and traffic servicing expenses increased with the addition of new cities and departures to our route system.  During the nine months ended  December 31, 2001, our departures increased to 30,389 from
28,656 for the nine months ended December  31,  2000, or 6.0%.  Aircraft and traffic servicing expenses were $1,721 per departure for the nine months ended
December 31, 2001 as compared  to $1,527 per departure for the nine  months ended December 31, 2000,  or an increase of $194 per departure.  During the three months ended December 31, 2001,  our departures decreased to 9,469 from
9,755 or 2.9%.  Aircraft and traffic servicing expenses were $1,742  per departure for the three months ended December 31, 2001 as compared to $1,566 per departure for the three months ended December 31, 2000, or an increase of
$176 per  departure.  Aircraft  and traffic  servicing  expenses increased as a result of expenses associated with deicing in April 2001 as a result of an unusual spring blizzard, a general wage rate increase,  and an increase in interrupted trip expenses as a result of the number of flight cancellations related to the aircraft out of service for repair of hail damage.
Additionally, our security expenses increased substantially during the three months ended December 31, 2001,  or approximately 62% greater than those incurred during the three months ended September 30, 2001, as a result of the
September 11, 2001 terrorist attacks.  Additionally, due to the number of flight cancellations as a result of weather conditions,  as well as the
September 11 terrorist attacks,  the number of departures were less than we had planned,  which caused our fixed costs to be spread over fewer departures and, we believe, distorted our expenses per departure for the three and nine months ended December 31, 2001.

       Effective February 17, 2002,  the DOT will either be providing security services through the newly established Transportation Security Agency or will be assuming many of the contracts and overseeing those security vendors that we and other carriers use to provide airport security services.  Additionally, the DOT will reimburse us, as well as all other air carriers, for certain security services provided by our own personnel.  In order to be able to provide and fund these security  services,  the DOT has imposed a $2.50 security service fee per passenger segment flown, not to exceed $5.00 for one-way travel or $10.00 for a round trip, on tickets purchased on and after February
1, 2002. As a result of these actions, we expect our expenses associated with security services to be significantly reduced after February 17, 2002.  During the three and nine months ended December 31,  2001, total security related expenses approximated $1,221,000 and $2,537,000, respectively.

       Maintenance.  Maintenance expenses of $55,684,000 and $48,517,000 were
16.8% and 13.5% of total revenue for the nine months ended December 31, 2001 and  2000, respectively, an increase of 14.8%.  Maintenance expenses of
$17,320,000 and $15,927,000 were 18.7% and 13.9% of total revenue for the three months ended December  31, 2001 and 2000, respectively, an increase of 8.7%.
These  include all labor, parts and supplies expenses related to the maintenance of the aircraft.  Routine maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy maintenance check expense is accrued monthly with variances from accruals recognized at the time of the check.  Maintenance cost per block hour for the nine months ended
December 31, 2001 and 2000 were $829 and $784, respectively.  Maintenance cost per block hour for the three months ended December 31, 2001 and 2000 were $833 and $756, respectively.  During the three months ended December 31, 2001,  we wrote down the carrying value of spare parts that support the Boeing 737-200 aircraft by $1,512,000  as a result of diminished demand for that aircraft type.  Excluding the effect of this adjustment, our maintenance cost per block hour would have been $761 for the three months ended December 31, 2001.
Maintenance costs per block hour increased as a result of hail damage to five of our aircraft during the nine months ended December 31, 2001, estimated at
$491,000 ($7 per block  hour), excluding in house labor, and a general wage rate increase effective April 2001.  During the nine months ended December 31,
2001, we incurred approximately $881,000 for Airbus training or $13 per block hour. The increase in our maintenance costs was offset by a heavy maintenance check performed on the airframe of one of our leased aircraft during the three months ended December 31, 2001, which will be reimbursed by the aircraft owner, thereby reducing our labor costs by $543,000, or $26 per block hour for the three months ended  December 31, 2001.  Also, during the three months ended
December 31, 2001, we decreased the number of our departures as a result of decreased consumer demand for air travel and reduced the utilization of our
Boeing 737-200 aircraft, which are more costly to maintain.  We also incurred increased costs in personnel, training and information technology expenses for implementation of new maintenance and engineering software and in preparation for the Airbus transition.  Additionally, due to the flight cancellations as a result of the September 11 terrorist attacks and these weather conditions, our block hours were less than we had planned,  which caused our fixed costs to be spread over fewer block hours and,  we believe,  distorted our cost per block hour for the three months and nine months ended December 31, 2001.

       Promotion and Sales.  Promotion and sales expenses totaled $45,437,000 and $41,042,000  and were 13.7% and 11.5% of total revenue for the nine months ended December 31, 2001 and 2000, respectively.  Promotion and sales expenses totaled $12,526,000 and $13,221,000 and were 13.5% and 11.6% of total revenue for the three  months ended December  31, 2001 and 2000, respectively.  These include advertising expenses, telecommunications expenses, wages and benefits for reservationists and reservations supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the nine months ended December 31,
2001,  promotion and sales expenses per passenger increased to $20.01 compared to $17.93 for the nine months ended  December 31,  2000.  Promotion and sales expenses increased largely as a result of an increase in advertising expenses to stimulate traffic  in a slowing economy.  Additionally, we have incurred costs associated with the start-up and promotion of our frequent flyer program as well as the redesign of our web site.

       General and  Administrative.  General and administrative expenses for the nine months ended December 31, 2001 and 2000 totaled $18,599,000 and
$18,384,000 and were 5.6% and 5.1% of total revenue, respectively, an increase of 1%.  General  and  administrative expenses for the three months ended
December 31, 2001 and 2000 totaled $5,390,000 and $5,738,000 and were 5.8% and
5.0% of total revenue, respectively,  a decrease of 6.1%.  During the nine months ended December 31, 2001 and 2000, we accrued for employee performance bonuses totaling $1,559,000 and  $5,615,000, respectively, which were .5% and 1.6% of total revenue, a decrease of 72.2%.  As a result of the terrorist attacks of
September 11, 2001, w  temporarily suspended the bonus program from  September
11,  2001 through  December  31, 2001.  General and administrative expenses include the wages and  benefits for several of our executive officers and various other administrative  personnel including legal, accounting,
information   technology,   aircraft  procurement,   corporate   communications,
training and human resources and other expenses associated with these departments.  Employee health benefits, accrued vacation and bonus expenses, general insurance expenses including worker's compensation, and write-offs associated with credit card and check fraud are als  included in general and administrative expenses.  We experienced increases in our human  resources, training and information technology expenses as a result of an increase in employees from approximately 2,300 in December 2000 to approximately 2,440 in
December 2001, an increase of  6.1%.  Also,  the cost of health  insurance premiums increased to $2,571,000 during the nine months ended December 31,
2001 from $1,646,000 during the prior comparable period,  an increase of
56.2%.  Because of the increase in  personnel,  our health insurance benefits expenses and accrued vacation expense increased accordingly.

       Depreciation and Amortization. Depreciation and amortization expenses of $8,187,000 and $3,674,000 were 2.5% and 1.0% of total revenue, respectively, for the nine months ended December 31, 2001 and 2000, an increase of 122.8%.
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

       Nonoperating Income (Expense).   Net nonoperating income totaled
$13,655,000  for the nine months ended  December 31, 2001 compared to $5,898,000 for the nine months ended December 31, 2000.  Interest income decreased to
$3,473,000 from $6,002,000 during the nine months ended December 31, 2001 from the prior period due to a decrease in cash balances as a result of cash used for pre-delivery payments for future purchases of aircraft, spare parts inventories largely for the new Airbus fleet and a decrease in interest rates.  Interest expense increased to $2,118,000 for the nine months ended
December 31, 2001 from $56,000 as a result of interest expense associated with the financing of the first three purchased Airbus aircraft received in May,
August and September 2001.

       During the three and nine months ended December 31, 2001, we recognized
$3,766,000 and $12,568,000 of a federal grant as a result of the Act to offset direct and incremental losses we experienced as a result  of the terrorist attacks on September 11, 2001.  We received a total of $17,538,000 as of
December 31, 2001;  the remaining $4,970,000 represents amounts received in excess of estimated allowable direct and incremental losses incurred from
September 11, 2001 to December 31, 2001 and is included as a deferred liability on our balance sheet.

       Income Tax Expense.  We accrued income taxes of $7,712,000 and
$29,601,000 at 38.8% and 38.7% of income during the nine months ended
December 31, 2001 and 2000, respectively.  During the three and nine months ended December 31, 2001,  we recorded a credit to income tax expense totaling
$886,000 and $1,327,000, respectively, and revised our effective tax rate from
38.25% to 38.8%.  During the year ended March 31, 2001,  we accrued income tax expense at the rate of 38.7% which was greater than the actual effective tax rate of 37.6% determined as a result of the completion and filing of the income tax returns in December 2001.  During the nine months ended December
31, 2001,  we also recorded a $441,000 reduction to income tax expense as a result of a review and revision of state tax apportionment factors used in filing our amended state tax returns for 2000.

Liquidity and Capital Resources

       Our liquidity depends to a large extent on the number of passengers who fly with us and the fares we charge.  Also, we depend on financing to acquire many of our aircraft, including 12 aircraft scheduled for delivery by 2005. We incurred $72,000,000 in debt during the nine months ended December 31, 2001 to finance three Airbus aircraft.  We seek to control our operating costs, but our airline, like other airlines, has many fixed costs.

       Our balance sheet reflected cash and cash equivalents and short-term investments of $91,835,000 and $111,251,000 at December 31, 2001 and March 31,
2001, respectively.   At December  31,  2001, total current assets were
$176,585,000 as compared to $132,895,000 of total current liabilities, resulting in working capital of $43,690,000.  At March 31, 2001, total current assets were $199,794,000 as compared to $136,159,000 of total current liabilities,  resulting in working capital of $63,635,000.  The decrease in our cash and working capital from March 31, 2001 is largely a result of cash used by investing activities, principally the purchase of our first three Airbus aircraft and spare parts for the new Airbus fleet.

       Cash provided by operating activities for the nine months ended
December 31, 2001 was $29,429,000.  This is attributable to our net income for the period, increase in depreciation expense, increase in deferred tax expense, decreases in trade receivables and increases in other accrued expenses, federal grant monies including those received in excess of our direct and incremental expenses allowable under the Act, and accrued maintenance expenses, offset by increases in restricted investments, security, maintenance and other deposits, and decreases in accounts payable and air traffic liability.  The increase in other accrued expenses was largely a result of the deferral of payment permitted by the Act of excise taxes totaling approximately $8,819,000 as of December 31,  2001.  These taxes were paid in full on January 15, 2002.  Also, included in cash provided by operations is $4,970,000 of amounts received in excess of allowable direct and incremental losses reimbursable under the Act incurred from September 11, 2001 to December 31,  2001.  This amount also is included as a liability on our balance sheet as of December 31, 2001.  Cash provided by operating activities
for the nine months ended December 31, 2000 was $52,359,000.   This is
attributable to our net income for the period, decreases in receivables and increases in accrued expenses, income taxes payable and accrued maintenance expense, offset by increases in restricted investments, security, maintenance and other deposits,  and inventories and decreases in accounts payable and air traffic liability.

       Cash used by investing activities for the nine months ended December
31, 2001 was $121,522,000.  Net aircraft lease and purchase deposits increased by  $2,995,000.  During the nine months ended December 31, 2001, we exercised purchase options for three Airbus A319 aircraft, and advanced their delivery dates from the third and fourth calendar quarters of 2004 to May and June
2002, which required deposits of $9,603,000.  We also used $119,459,000 for the  purchase of our first three Airbus aircraft and to purchase rotable aircraft components to support the Airbus fleet, as well as a spare engine for the Boeing fleet, leasehold improvements for our new reservations center, computer software for the new maintenance and accounting systems, and other general equipment purchases.  Cash used by investing activities for the nine
months ended December 31, 2000 was $16,862,000.   We had maturities of
$13,760,000 in short-term investments, net of purchases,  comprised of certificates of deposit and government-backed agencies with maturities of one year or less.  During the nine months ended December 31, 2000, we made cash security deposits and aircraft pre-delivery  payments totaling $16,432,000 and an increase in restricted investments totaling $3,581,000 associated with two leased Boeing 737-300 aircraft delivered during the nine months ended December
31, 2000, the 16 Airbus aircraft we have agreed to lease, and the 12 Airbus aircraft we have agreed to purchase.  During the nine months ended December
31, 2000, we used $10,610,000 for capital expenditures for rotable aircraft components, maintenance equipment and tools, aircraft leasehold costs and improvements, computer equipment and software for enhancements to our internet booking site, our reservations system and a replacement aircraft maintenance tracking system.

       Cash  provided  by  financing   activities  for  the  nine  months  ended
December 31, 2001 and 2000 was $72,676,000 and $927,000, respectively. During the nine months ended December 31, 2001, we borrowed $72,000,000 to finance the purchase of our first three Airbus aircraft, of which $1,163,000 was repaid during the nine months ended December 31, 2001.  During the nine months ended December 31, 2001 and 2000, we received $1,916,000 and $1,010,000, respectively, from the exercise of common stock options and warrants.

Contractual Obligations

       The following table summarizes our contractual obligations as of
December 31, 2001:

                                        Less than         1-3            4-5           After
                                          1 year         years          years         5 years          Total
                                     ------------------------------------------------------------------------------

Long-term debt (1)                  $   3,169,914  $   6,968,597  $   7,946,144  $   52,752,055 $    70,836,710
Capital lease obligations                 169,470         83,780                                        253,250
Operating leases (2)(4)                78,616,875    156,155,488    110,719,734     381,085,553     726,577,650
Unconditional purchase obligations(3) 125,200,000    222,100,000                                    347,300,000
                                     ------------------------------------------------------------------------------
Total contractual cash obligations  $ 207,156,259  $ 385,307,865  $ 118,665,878   $ 433,837,608 $ 1,144,967,610
                                     ==============================================================================

(1)  In May 2001, we entered into a credit agreement to borrow up to
     $72,000,000 for the purchase of three Airbus aircraft with a  maximum borrowing of $24,000,000 per aircraft. Each aircraft loan has a term of
     120 months and  is payable in equal monthly installments, including interest, payable in arrears. The loans are secured by the aircraft.
     The credit agreement contains certain events of default,  including events of default for failure to make payments when due or to comply with covenants in the agreement.  As of December 31, 2001,  we had borrowed
     $72,000,000 for purchase of these three Airbus aircraft.  Each loan provides for monthly principal and interest payments ranging from
     $205,579 to $218,109,  bears interest with rates ranging from 6.05% to
     6.71%, averaging 6.43% for the three aircraft loans, with maturities in
     May, August, and September 2011, at which time a balloon payment totaling $10,200,000 is due with respect each aircraft loan.

(2)  As of December 31, 2001,  we lease two Airbus 319 type aircraft and 24
     Boeing 737 type aircraft under operating leases with expiration dates ranging from 2002 to 2013.  Under these leases,  we are required to make cash security deposits or issue letters of credit representing approximately two months of lease payments per aircraft.  At December
     31, 2001, we had made cash security deposits and had arranged for issuance of letters of credit totaling $4,881,000 and $9,489,000, respectively.  Accordingly, our restricted cash balance includes
     $9,489,000 that collateralizes the outstanding letters of credit.
     Additionally, we make deposits to cover the cost of major scheduled maintenance overhauls of these aircraft.  These deposits are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the above schedule.  At December 31, we had remaining unused maintenance deposits of $48,105,000.

     As a complement to our Airbus purchase agreement,  in April and May 2000 we signed two agreements to lease 16 new Airbus aircraft, two of which had been delivered to us as of December  31, 2001 for a term of 12 years.
     As of December 31, 2001,  we had made cash security deposits on the remaining 14 aircraft we agreed to lease and had arranged for issuance of letters of credit totaling $400,000 and $2,676,700, respectively, to secure these leases.

     We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities,  and certain other equipment with expiration dates ranging from 2002 to 2014.  In addition we also lease certain airport gate facilities on a month-to-month  basis.  Amounts for leases that are on a  month-to-month  basis are not included as an obligation in the above schedule.

     We expect, in the near future,  to embark on a  program to expand our gates, ticket counter and back office facilities at DIA. The actual cost of completing such a plan has yet to be determined.

(3)  We have adopted a fleet replacement plan to phase out our Boeing 737 aircraft and replace them with a combination of Airbus A319 and A318 aircraft.  In March 2000,  we entered into an agreement, as subsequently amended, to purchase up to 29 new Airbus aircraft.  Included in the purchase commitment amount are amounts for spare aircraft components to support the aircraft.  We are not under any contractual obligations with respect to spare parts.  We have agreed to firm purchases of 15 of these aircraft,  and have options to purchase up to an additional 14 aircraft.
     During the nine months ended December 31, 2001,  we took delivery of the
     first three purchased aircraft.   Under the terms of the purchase
     agreement, we are required to make scheduled pre-delivery payments for these aircraft.  These payments are non-refundable  with certain exceptions.  As of December 31, 2001, we had made pre-delivery payments on future deliveries totaling $30,582,000  to secure these aircraft and option aircraft.  As of February 2002, it appears likely that delivery of the Airbus A318 aircraft, as powered with the Pratt and Whitney engines we have selected, will be delayed until as late as mid-2006.  We have agreed to purchase five of these aircraft and lease a sixth,  all of which were originally scheduled to be delivered to us between February 2003 and
     August 2004. Purchase amounts for the Airbus A318 aircraft are included in the purchase commitment amounts.  As of December 31, 2001, we have made pre-delivery payments for these aircraft totaling $4,099,000.  As of
     February 10, 2002 we have deferred scheduled pre-delivery payments totaling $2,066,000  as a result of the anticipated delay of these aircraft.  In view of the likely delay in delivery of these aircraft to us, we are currently evaluating the alternatives that may be available to us in order to maintain our planned capacity increases including the substitution of Airbus A319 aircraft for Airbus A318s and the possibility of selecting a different engine type for the Airbus A318.  We do not expect the delay in delivery of the Airbus A318 to have a material adverse effect on us. We expect to be operating up to 37 purchased and leased Airbus aircraft, by the first quarter of calendar 2005.

     As discussed  below,  we have secured a financing commitment for the first three purchased Airbus A319 aircraft.  To complete the purchase of the remaining aircraft we must secure additional aircraft financing.  We are exploring various financing alternatives, including, but not limited to, domestic and foreign bank financing, public debt financing such as enhanced equipment trust certificates, leveraged lease arrangements, government guaranteed financing, and a public debt or stock offering.
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

(4)  Included in this table are monthly rental payments for two 737-200 aircraft with lease termination dates of September 2004 and November
     2004.  As of February 14, 2002,  we signed an amendment to these lease agreements whereby these two aircraft will be returned to their lessor approximately 22 months sooner than their respective original lease termination dates.  We have paid the lessor approximately $3,700,000 and have committed to pay at the early return date as much as an additional
     $1,200,000 for the right to early return these two aircraft.  We expect to record in our fourth quarter ended March 31, 2002 an unusual charge against earnings of approximately $3,100,000 net of taxes to reflect this transaction.

Commercial Commitments

       As we enter new markets,  increase the amount of space leased,  or add leased  aircraft,  we are often  required to provide the lessor with a letter of credit,  bond, or cash security  deposits.  These  generally  approximate  up to three  months of rent and fees.  As of December  31,  2001,  we had  outstanding letters of credit,  bonds,  and cash  security  deposits  totaling  $13,145,000,
$2,351,000,   and   $5,457,000,   respectively.   In   order   to   meet   these
requirements,  we have a credit agreement with a financial  institution,  for up to  $1,500,000,  which expires  August 31, 2002,  and another  credit  agreement with a  second  financial  institution  for  up to  $20,000,000,  which  expires
November  30,  2002.  These  credit lines can be used solely for the issuance of standby  letters of credit.  Any amounts drawn under the credit  agreements  are
fully   collateralized  by  certificates  of  deposit,   which  are  carried  as
restricted  investments on our balance  sheet.  As of December 31, 2001, we have drawn  $13,145,000  under these credit  agreements for standby letters of credit that  collateralize  certain leases.  In the event that these credit  agreements are not renewed  beyond their present  expiration  dates,  the  certificates  of deposit  would be  redeemed  and paid to the  various  lessors as cash  security deposits  in lieu of standby  letters of credit.  As a result  there would be no impact on our  liquidity  if these  agreements  were not  renewed.  In the event that the surety  companies  determined  that issuing  bonds on our behalf were a risk  they  were no  longer  willing  to  underwrite,  we would be  required  to collateralize  certain of these lease  obligations  with  either  cash  security deposits or standby letters of credit, which would decrease our liquidity.

       We use Airlines  Reporting  Corporation  ("ARC") to provide reporting and settlement  services  for travel  agency sales and other  related  transactions.
In order  to  maintain  the  minimum  bond (or  irrevocable  letter  of  credit)
coverage  of  $100,000,  ARC  requires  participating  carriers  to  meet,  on a quarterly  basis,  certain  financial  tests  such as, but not  limited  to, net profit margin  percentage,  working  capital ratio,  and percent of debt to debt plus  equity.  As of  December  31,  2001,  we met  these  financial  tests  and presently  are only  obligated  to provide  the  minimum  amount of  $100,000 in coverage  to ARC.  If we  were to fail  the  minimum  testing  requirements,  we would be  required to  increase  our  bonding  coverage to four times the weekly agency net cash sales  (sales net of refunds and agency  commissions).  Based on net  cash  sales  remitted  to us for the  week  ended  February  8,  2002,  the coverage  would be increased to  $1,700,000  if we failed the tests.  If we were unable  to  increase  the  bond  amount  as  a  result  of  our  then  financial condition,  we  could  be  required  to issue a letter  of  credit,  that  would restrict cash in an amount equal to the letter of credit.

       In attempting to maximize the efficiency of our fleet  replacement  plan, we continue to endeavor to return  certain  leased B737 aircraft to their owners on dates  before  the  currently  scheduled  lease  expiration  dates  for these aircraft.  We  returned  one  Boeing  aircraft  during  the  nine  months  ended
December 31, 2001.  If we remove these  aircraft  from service and are unable to negotiate  earlier  return dates with the  aircraft  owners,  or sublease  these aircraft to third parties,  we may incur additional  expense,  or pay the lessor all or a  portion  of the  remaining  lease  payments,  that  could  result in a charge against earnings in the period in which the agreement was signed.  We have entered into an agreement to early return two 737-200 aircraft to the lessor, for which we expect to record an unusual change against earnings in our fiscal fourth quarter ended March 31, 2002.  [see note (4) above]

       We expect to incur  significant  costs,  as well as realize  certain cost savings,  in connection  with our transition from a Boeing to an Airbus aircraft fleet.  Reference  is made to  Exhibit  99.1  filed with our report on Form 10-Q for the quarter  ended  September  30, 2001 for a discussion  of these costs and savings.

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

       We were entitled to receive up to  approximately  $20,200,000 from the $5 billion in authorized  grants,  of which $17,538,000 was received as of December
2001. We recognized  $3,766,000  and  $12,568,000  of the grant during the three and nine months  ended  December  31,  2001,  which is included in  nonoperating income and expenses.  The remaining  $4,970,000  represents  amounts received in excess of allowable  direct and  incremental  losses incurred from September 11,
2001 to December  31, 2001 and is included as a liability  on our balance  sheet as of December  31, 2001.  As of December 31, 2001,  we had deferred the payment of $8,819,000 in excise  taxes,  as permitted by the Act.  These taxes were paid on January 15, 2002.

       We may apply under the Act for a  guaranteed  loan,  although we have not determined  whether we will  apply or the  nature or amount of our  application.
A newly  created Air  Transportation  Stabilization  Board has the  authority to set all terms and conditions,  including  determining the amounts and recipients of the  loans.  The  federal  government  may  receive as  collateral  an equity stake in the  airlines  receiving  federal  loan  guarantees.  If we apply for a guaranteed  loan,  we may  also be  required  to  obtain  concessions  from  key constituents,  including  aircraft lessors,  vendors and other creditors.  There can be no assurance that an application by us would be successful;  however,  we believe that our  inability to secure a guaranteed  loan under the  provision of the Act would not have a material adverse effect on our business or operations.

Impact of the September 11, 2001  Terrorist  Attacks,  Our Response,  and Fourth
     Quarter Outlook

     Among the effects  experienced  by us from the September 11, 2001 terrorist attacks  have  been  significant  flight  disruption  costs  caused by the FAA's
temporary  grounding  of  the  U.S.  airline  industry's  fleet,   significantly
increased  security,  insurance  and other costs,  significantly  higher  ticket refunds and  significantly  reduced  load  factors.  These and other  associated factors  affected our results of operations  and liquidity  during the last four months of 2001.  Further terrorist  attacks using commercial  aircraft in flight could result in another  grounding of our fleet,  and could result in additional reductions  in load  factor and yields,  along with  increased  ticket  refunds, security and other costs.  The worldwide  aviation  insurance  market may not be able to sustain another  terrorist  attack on the same magnitude as the event of
September  11th  without  further  material  increases in premiums or cutback in coverages.  In addition,  terrorist attacks not involving  commercial  aircraft, or the general increase in hostilities  relating to reprisals  against terrorist organizations  or otherwise,  could result in decreased  load factors and yields for airlines, including us, and increased costs.

       Immediately  following  the  terrorist  attacks on September 11, 2001, we took several  steps to reduce our  operating  expenses.  We reduced our capacity by  approximately  20%. We also reduced our costs by offering  voluntary  leaves of absences and early  retirements,  and by  furloughs,  totaling  approximately
405  employees;  by reducing  salaries  for company  officers by 20 to 40%,  and reducing  the salaries of 650 other  employees  by three to 15%; by  eliminating food service  provided on our flights;  and by  deferring  nonessential  capital spending and  significantly  reducing all nonessential  operating  expenses.  We also  have  experienced  lower  fuel  prices  since the end of  September  2001.
These  cost  savings  were  offset  by  increased   security  costs  and  higher
insurance  premiums.  We have not altered the Airbus  delivery  schedule and our intent  is to  continue  with  the  fleet  transition  plan in  place  prior  to
September  11,  2001,  subject to the likely  delay in the  delivery of the A318 model aircraft discussed above.

       As of March 5, 2002,  we expect to restore  service to our  pre-September
11, 2001  levels.  As of February 10, 2002,  we had recalled  approximately  360 employees  as a result  of the  increases  in  capacity,  that  were  phased  in beginning  November 15, 2001,  additional  personnel  requirements  for enhanced security  measures,  and  maintenance  personnel  to provide  heavy  maintenance checks on the  additional  aircraft  that will fly the  increased  schedule.  In mid December  2001,  we restored  essentially  all of our pre September 11, 2001
food   service.   During  the  three   months  ended   December  31,  2001,   we
reinstated  salaries for all employees  except pilots,  director level employees and  officers.  Pilots,  officers and director  level  employees'  salaries were reinstated to their pre-September 11, 2001 levels effective January 1, 2002.

       After the events of September  11, 2001,  many  domestic  airlines  began working  with the FAA to  increase  the  security of aircraft  flight  decks.  A variety of security  enhancements were introduced,  ranging from Level 1 through
Level  4.  Level 4 has  the  most  comprehensive  enhancements.  We  also  began
exploring   additional   security   measures  and,  working  with  our  aircraft
manufacturers  and  the  FAA,  developed  enhanced  flight  deck  door  security measures  that are  consistent  with  Level 2. All of our  Boeing  aircraft  are currently  Level 2 compliant.  We expect our six Airbus aircraft will be Level 1 compliant by approximately  March 1, 2002, and,  pending FAA approvals,  will be
Level 4 compliant by  approximately  May 15, 2002.  The federal  government  has established  a fund from which  participating  airlines are  reimbursed  to some
extent,   not  yet   determined,   for  the  additional   flight  deck  security
enhancements. We intend to participate in that reimbursement program.

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

       The impact of the  terrorist  attacks  of  September  11,  2001 and their aftermath on us and the domestic  economy,  and the sufficiency of our financial resources  to absorb that impact will depend on a number of factors,  including:
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
(v) our ability to raise additional  financing;  (vi) the price and availability of jet fuel, in light of current  industry  conditions;  (vii) the extent of the benefits  received by us under the Act,  taking into account any  challenges  to and  interpretations  or amendments of the Act or  regulations  issued  pursuant thereto;  and (ix) the  timing and health of an  economic  recovery  or the lack thereof.

       Our load factor for January  2002 was 51.9%  compared to 54.1% in January
2001.  As of February 10,  2002,  advance  booking  levels were down 4.0 and 3.7 points  in  February  and  April,  respectively,  and up 2.2  points  in  March, compared to the same date and for the same  periods  last year.  Yields may also decline  in our  fourth  fiscal  quarter  ending  March  31,  2002 and our first fiscal  quarter of the fiscal  year  ending  March 31,  2003 if our  competitors continue to discount their fares or we offer lower fares to boost traffic.

       At this point,  due principally to the lack of  predictability  of future industry  traffic and yields,  we  continue to be unable to fully  estimate  the impact on us of the  events of  September  11 and  their  consequences,  and the sufficiency of our financial resources to absorb that impact.

       We are  assessing  our  liquidity  position  in  light  of  our  aircraft purchase  commitments  and other  capital  needs,  the  economy,  the  events of
September  11, and other  uncertainties  surrounding  the airline  industry.  We believe  it may be  appropriate  to  enhance  our  liquidity,  and are  actively
considering   several   financing   alternatives,   including   filing  a  shelf
registration  statement  that would allow us to sell  equity or debt  securities from time to time as market  conditions  permit,  or a public offering of equity or  debt  securities.  In addition, we may pursue domestic and foreign bank financing such as enhanced equipment trust certificates, leveraged lease arrangements or government guaranteed financing.  We have no agreements or arrangements to offer such securities or which provide financing and we cannot predict whether we will  undertake  any of  these alternatives or their timing.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

       We are  exposed  to  market  risk  arising  from a change in the price of fuel. The  sensitivity  analysis  presented does not consider  either the effect that such a change may have on overall economic  activity or additional  actions management  may take to mitigate our exposure to such a change.  Actual  results may differ from the amounts  disclosed.  At the present  time, we do not utilize fuel price hedging  instruments to reduce our exposure to  fluctuations  in fuel prices.

       Our  earnings are  affected by changes in the price and  availability  of aircraft fuel.  Market risk is estimated as a hypothetical  10 percent  increase in the  average  cost per  gallon of fuel for the year  ended  March  31,  2001.
Based on fiscal  year 2001  actual  fuel  usage,  such an  increase  would  have resulted in an increase to aircraft  fuel  expense of  approximately  $7,104,000 in fiscal year 2001.  Comparatively,  based on  projected  fiscal year 2002 fuel usage,  such an increase  would  result in an increase to aircraft  fuel expense of  approximately  $7,062,000  in fiscal year 2002.  The increase in exposure to fuel  price  fluctuations  in  fiscal  year 2002 is due to the  increase  of our average  aircraft  fleet size  during the year ended March 31,  2001,  projected increases  to our  fleet  during  the year  ended  March  31,  2002 and  related gallons purchased.

       Our average  cost per gallon of fuel for the nine months  ended  December
31,  2001  decreased  15.9%  from the  average  cost for the nine  months  ended
December  31,  2000.  See  "Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations - Operating Expenses."

                           PART II. OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K

Exhibit
Numbers

(a)      Exhibits

              10.37(a) Amendment No. 2 dated as of February 14, 2002 between
                      Wells Fargo Bank Northwest, N.A. (formerly First Security
                      Bank National Association), as Lessor and Frontier Airlines,
                      Inc., as Lessee and Triton Aviation Finance to the Aircraft
                      Lease Agreement (MSN 23004)dated as of February 26, 1999.
                      Portions of this exhibit have been excluded from the
                      publicly available document and an application for
                      confidental treatment of the excluded material has been
                      requested. (1)

               10.38(a) Amendment No. 1 dated as of February 14, 2002 between
                       Wells Fargo Bank Northwest, N.A.(formerly First Security
                       Bank National Association), as Lessor and Frontier Airlines,
                       Inc. as Lessee and Triton Aviation Finance to the Aircraft
                       Lease Agreement (MSN 23007)dated as of February 26, 1999.
                       Portions of this exhibit have been excluded from the
                       publicly available document and an application for
                       confiental treatment of the excluded material has been
                       requested. (1)

              10.51(d) Amendment No. 4 to Airbus A318/319 Purchase Agreement
                      dated as of March 10, 2000 between AVSA, S.A.R.L.,
                      Seller, and Frontier Airlines, Inc., Buyer.  Portions of
                      this exhibit have been excluded from the publicly
                      available document and an application for an order
                      granting confidential treatment of the excluded material
                      has been requested. (1)

              10.62(a)Amendment No. 1 to the Codeshare Agreement dated as of
                      May 30, 2001 between Frontier Airlines, Inc., and Great
                      Lakes Aviation, Ltd.  Portions of this exhibit have been
                      excluded from the publicly available document and an
                      order granting confidential treatment of the excluded
                      material has been requested. (1)

              10.65(a)Amendment No. 1 to the Codeshare Agreement dated as of
                      September 4, 2001 between Mesa Airlines, Inc., and
                      Frontier Airlines, Inc.  Portions of this exhibit have
                      been excluded from the publicly available document and
                      an order granting confidential treatment of the excluded
                      material has been requested. (1)

              10.66   Employee Stock Ownership Plan of Frontier Airlines, Inc.
                      as amended and restated, effective January 1, 1997 and
                      executed February 5, 2002. (1)

              10.66(a)Amendment of the Employee Stock Ownership Plan of
                      Frontier Airlines, Inc. as amended and restated,
                      effective January 1, 1997 and executed February 5, 2002
                      for EGTRRA. (1)

   (1)   Filed herewith.

     (b) Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  February 14, 2002                             By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice
                                                     President and
                                                     Chief Financial Officer

Date:  February 14, 2002                             By: /s/ Elissa A. Potucek
                                                     Elissa A. Potucek, Vice
                                                     President, Controller,
                                                     Treasurer and Principal
                                                     Accounting Officer