Form 10-K
period 2002-03-31
FRONTIER AIRLINES INC /CO/
filed 2002-06-06
CIK 921929

                                                     FORM 10-K

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-24126

                                               FRONTIER AIRLINES, INC.
                               (Exact name of registrant as specified in its charter)

                Colorado                                                            84-1256945
--------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporated or organization)           (I.R.S. Employer Identification No.)

                  7001 Tower Road, Denver, CO                                             80249
              ------------------------------                                         -----------
           (Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number including area code:  (720) 374-4200

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

The aggregate market value of common stock held by non-affiliates of the Company computed by reference to the last quoted  price at which such stock sold on such date as reported by the Nasdaq National Market as of May 24, 2002 was
$494,576,286.

The number of shares of the Company's common stock outstanding as of May 24, 2002 is 29,544,581.

Documents incorporated by reference - Information required by Part III is incorporated by reference to the Company's
2002 Proxy Statement.

                                                  TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I

PART II

         Item 5:           Market for Common Equity and Related Stockholder Matters.............................17
         Item 6:           Selected Financial Data..............................................................19
         Item 7:           Management's Discussion and Analysis of Financial Condition and

         Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.37

PART III

PART IV

         Item 14:           Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................38

                                                                - 55 -

                                                        PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of
1934 that describe the business and prospects of Frontier Airlines, Inc. (“Frontier”  or the  “Company”) and the
expectations of our Company and management.  All statements, other than statements of historical  facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future,  are forward-looking statements.  When used in this document,  the words “estimate,”
“anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors;  general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines and other competitors; the availability  of suitable aircraft,  which may inhibit our ability to achieve operating economies and implement our business strategy;
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

Item 1:  Business

General

We are a scheduled passenger airline  based in  Denver,  Colorado.  As of May 24,  2002,  we, in conjunction  with
Frontier JetExpress operated by Mesa Air Group (“Mesa”), operate routes linking our Denver hub to 31 cities in 20 states spanning the nation from coast to coast.  We were organized in February  1994 and we began flight operations in July 1994 with two leased Boeing 737-200 jets.  We have since expanded  our fleet to 27 leased  jets and four purchased Airbus aircraft,  including seven Boeing 737-200s, 17 larger Boeing 737-300s, and seven Airbus A319s.
Beginning in May 2001, we began a fleet replacement plan by which we will replace our Boeing aircraft with new purchased and leased Airbus jet aircraft, a transition we expect to complete by approximately the second quarter of calendar year 2006.  During fiscal year 2002, we advanced the return of one leased Boeing 737-300 aircraft to its owner from April 2002 to September 2001, and two leased Boeing 737-200 aircraft from September and November 2004 to
November 2002 and January 2003, respectively.  We plan to accept delivery of an additional nine Airbus A319s during our fiscal year ending March 31, 2003.  Including the anticipated  return of five Boeing aircraft, we plan to operate a fleet of 16 Boeing 737-300s, three Boeing 737-200s and 16 Airbus A319s, or a total of 35 aircraft, by the end of our fiscal year ending March 31, 2003.

       We currently use up to eleven gates at our hub,  Denver International Airport ("DIA"),  where we operate approximately 140 daily system flight departures and arrivals.  Prior to the September 11, 2001 terrorist attacks, we operated approximately 126 daily system flight departures and arrivals.  Following the terrorist attacks, we reduced our service to approximately 103 daily system flight departures and arrivals.  On November 15, 2001, we added an additional eight daily system flight departures and arrivals to our schedule, and we reinstated service to
Ronald Reagan Washington National Airport on December 12, 2001 with one daily round-trip.  As of March 31, 2002, we restored our service to our pre-September 11, 2001 levels as well as added additional flights with the additional capacity added since September 11, 2001.  We intend to continue to monitor passenger demand and other competitive factors and adjust the number of flights we operate accordingly.

        During the fiscal year ended March 31, 2002 we added Houston, on May 16, 2001, Reno/Lake Tahoe, Nevada and
Austin, Texas on October 1, 2001, New Orleans, Louisiana on February  1, 2002,  Sacramento, California and Fort
Lauderdale, Florida on February 26, 2002.  During fiscal year 2002, we also added additional flight frequencies in
Albuquerque, New Mexico and Kansas City, Missouri.  We began service between Denver and Indianapolis, Indiana on May
23, 2002, and intend to begin service between Denver and Boise, Idaho and Tampa, Florida on June 24, 2002.

       In September 2001, we entered into a codeshare agreement with Mesa Air Group. Under the terms of the agreement,  we will market and sell flights operated by Mesa as Frontier JetExpress. This codeshare began February
17, 2002 with service between Denver and San Jose, California, and with supplemental flights to our current service between Denver and Houston, Texas. Effective April 7, 2002,  the codeshare was expanded to include service to St.
Louis, Missouri and Ontario, California.  On May 1, 2002, Frontier JetExpress began supplemental service between
Denver and San Diego, California and Minneapolis, Minnesota.  This codeshare is expected to expand to include the operation by Mesa of at least five 50-passenger Bombardier CRJ-200 regional jets, providing service to new destinations as well as additional frequencies to our current route system.

       Effective  July 9, 2001, we began a codeshare agreement with Great Lakes Aviation, Ltd. (“Great Lakes”) by which Great Lakes provides daily service to seven regional markets from our Denver hub. The codeshare agreement initially included Casper, Cody, Gillette, and Cheyenne, Wyoming; Amarillo, Texas; Santa Fe, New Mexico; and Hayden,
Colorado. Effective November 15, 2001, we expanded the codeshare agreement to include nine additional Great Lakes cities including Laramie, Riverton, Rock Springs, and Worland, Wyoming; Cortez and Telluride, Colorado; Scottsbluff,
Nebraska; and Farmington, New Mexico and we commenced a Great Lakes codeshare to Sheridan, Wyoming, on October 31,
2001.  Effective December 14, 2001, an additional 20 cities were added including Page and Phoenix, Arizona; Alamosa and Pueblo, Colorado; Dodge City, Garden City, Hays, and Liberal, Kansas; Dickinson and Williston, North Dakota;
Alliance, Chadron, Grand Island, Kearney, McCook, Norfolk, and North Platte, Nebraska;  Pierre, South Dakota; and
Moab and  Vernal, Utah. Service between Denver and Hayden, Colorado was removed from the codeshare agreement effective December 13, 2001.

       Our President and Chief Operating Officer, Jeff Potter, assumed the additional title and responsibilities of
Chief Executive Officer on April 1, 2002, replacing Chairman and former Chief Executive Officer Sam Addoms who retired as CEO but remains as Chairman of our Board of Directors.  During the past 12 months we have added several new executive officers to our management team,  including our Vice President and Chief Financial Officer (October
2001);  our Vice President-Maintenance and Engineering (January  2002);  and our Vice President and General Counsel
(April 2002).  Each of these individuals has significant prior airline or aviation industry experience.

       Our corporate headquarters are located at 7001 Tower Road, Denver,  Colorado 80249. Our administrative office telephone number is 720-374-4200;  our reservations telephone  number is  800-432-1359;  and our worldwide Web site address is www.frontierairlines.com.

September 11, 2001 Terrorist Attacks

       On September  11, 2001, terrorists hijacked and used four commercial aircraft in terrorist attacks on the
United States.  As a result of these terrorist  attacks, the Federal Aviation Administration immediately suspended all commercial airline flights on the morning of September 11. We resumed flight activity on September 14, 2001 with approximately a 20% reduction in our scheduled service.  As of March 31, 2002, we have fully restored service to our  pre-September 11, 2001 levels as well as increased capacity by approximately 11.3% compared to our pre-September 11, 2001 capacity.

Air Transportation Safety and Stabilization Act

       As a result of the September 11, 2001 terrorist  attacks on the United States,  on September 22, 2001 President
Bush signed into law the Air Transportation Safety and System Stabilization  Act (the “Act”).  The Act includes for all U.S. airlines and air cargo carriers the following key provisions: (i) $5 billion in cash compensation, of which $4.5 billion is available to commercial passenger airlines  and is  allocated  based on the lesser of each airline's share of available  seat miles during  August 2001 or the direct and incremental losses (including  lost revenues) incurred by the airline from September 11, 2001  through  December 31,  001; (ii) subject to certain conditions, the availability of up to $10 billion in federal  government  guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation
Stabilization Board;  (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Act) for increases in the cost of war risk insurance over the premium in effect for the period September 4, 2001 to September 10, 2001; (iv) at the discretion of the Secretary of
Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180 day period following enactment of the Act; and (v) the extension of the due date for the payment by air carriers of certain payroll and excise taxes until November 15,
2001 and January 15, 2002, respectively.

Business Strategy and Markets

     Our business strategy is to provide air service at affordable fares to high volume markets from our Denver hub.  Our strategy is based on the following factors:

     o   Stimulate demand by offering a combination of low fares,  quality service and frequent flyer credits in our frequent flyer program, EarlyReturns.
     o   Expand our Denver hub operation and increase connecting traffic by adding additional high volume markets to our current route system, as well as developing existing code sharing agreements with two commuter carriers and potentially developing new alliances with other carriers.
     o   Continue filling gaps in flight frequencies to current markets from our Denver hub.

       In September 2001,  Fortune magazine ranked us 41st on its 100 Fastest Growing Companies list and in April
2002, Entrepreneur Magazine ranked us one of two "Best Low-Fare Airlines."

Route System Strategy

         Our route system  strategy  encompasses connecting our Denver hub to top business and leisure destinations.
We currently serve 19 of the top 25 destinations from Denver, as defined by the U.S. Department of Transportation's
Origin and Destination Market Survey.  In addition, as we bring  additional aircraft into our fleet and add new markets to our route system, connection opportunities increase.  Connection opportunities for our passengers connecting through DIA increased from an average of 7.5 flights as of March 31, 2001 to 8.9 flights as of March 31,
2002, which includes connecting passengers from our commuter affiliate, Frontier JetExpress.

Marketing and Sales

         Our sales efforts are targeted to price-sensitive passengers in both the leisure and corporate travel markets.  In the leisure market, we offer discounted fares marketed through the Internet, newspaper, radio and television advertising along with special promotions.  We market these activities in Denver and in cities throughout our route system.

         In order to increase connecting traffic,  we began two code share agreements,  one with Great Lakes in July
2001 and the other with Mesa Air Group, operating as Frontier JetExpress, in February 2002. We have also negotiated interline agreements with approximately 130 domestic and international airlines serving cities on our route system.
Generally,  these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

         To balance the seasonal demand changes that occur in the leisure market,  we have introduced programs over the past several years that are designed to capture a larger share of the corporate market,  which tends to be less seasonal than the leisure market. These programs include negotiated fares for large companies that sign contracts committing to a specified volume of travel, future travel credits for small and medium size businesses contracting with us, and special discounts for members of various trade and nonprofit associations.  As of May 24, 2002, we had signed contracts with over 8,400 companies.

         We also pursue sales opportunities with meeting and convention arrangers and government travel offices.  The primary tools we use to attract this business include personal sales calls, direct mail and telemarketing.  In addition,  we offer air/ground  vacation packages to many destinations on our route system under contracts with various tour operators.

        Effective February 1, 2001, we commenced EarlyReturns, our own frequent flyer program. As of March 31, 2002, there are approximately 276,000 EarlyReturns' members. We believe that our frequent flyer program offers some of the most generous benefits in the industry, including  a free round trip after accumulating only 15,000 miles.
Additionally, members who earn 25,000 or more annual credited EarlyReturns flight miles attain Summit Level status, which includes a 25% mileage bonus on each paid Frontier flight,  priority  check-in and  boarding, complimentary on-board alcoholic beverages,  extra allowance on checked baggage and priority baggage handling, guaranteed reservations on any Frontier  flight when  purchasing an  unrestricted coach class ticket at least 72 hours prior to departure,  and access to an exclusive Summit customer service toll-free phone number.  Members earn one mile for every mile flown on Frontier plus additional mileage with program  partners,  which  presently include Continental
Airlines, Midwest Express Airlines,  Virgin Atlantic Airways, Alamo, Hertz, National and Payless Car Rentals, Kimpton
Group Hotels and Citicorp Diners Club Inc. Effective September 2002, our frequent flyer reciprocal agreement with
Continental  Airlines will end. We do not anticipate that the  discontinuation  of this agreement will have a material impact on our operations or financial performance.  To apply for the EarlyReturns program, customers may visit our
Web site at www.frontierairlines.com, obtain an EarlyReturns enrollment form at any of our airport counters or call our EarlyReturns Service Center toll-free hotline at 866-26-EARLY, or our reservations at 800-4321-FLY.

         Our relationship with travel agencies is important to us and other airlines.  In March 2002, several of the major airlines eliminated travel agency  “base” commissions but will continue to pay individually  negotiated incentive commissions to select agents.  Effective June 1, 2002, we matched our competitors and have also eliminated travel agency base commissions.  We have implemented marketing strategies designed to maintain and encourage relationships with travel agencies throughout our route system.  We communicate with travel agents through personal visits by Company executives and sales managers,  sales literature mailings, trade shows, telemarketing and advertising in various travel agent trade publications.

         We  participate in the four major computer reservation systems used by travel agents to make airline reservations:  Amadeus, Galileo, Worldspan and Sabre. We maintain reservations centers in Denver, Colorado and Las
Cruces, New Mexico, operated by our employees.  We opened the Las Cruces call center in August 2000,  replacing a
Miami, Florida contractor that had been providing reservation services for us.

         Our agreement with Electronic Data Systems enhances our ability to provide Internet bookings through the
EDS SHARES web booking engine.  In April 1999, we began offering  “Spirit of the Web” fares via our Web site, which permits customers to make “close in” bookings beginning on Wednesdays for the following weekend.  This is intended to fill seats that might otherwise remain unused.  As a percentage of total flown revenue, the percentage of flown revenue generated from our own Web site (www.frontierairlines.com) increased from 16% during March 2001 to 23%
during March 2002.

         Since early 1997, we have made greater use of electronic or “paperless” ticketing, a lower cost alternative to ticketing passengers on relatively expensive ticket stock, and during fiscal year 2002, we increased the amount of e-tickets as a percentage of total revenue to approximately 82%, up from 74% from the prior year.  E-ticketing capabilities for our passengers in all four computer reservation systems used by travel agents were enabled during fiscal year 2000.

Product Pricing

         We generally offer our seats at discount fares on flights booked within 21 days of travel,  and consider our service an affordable alternative to the higher fare, larger carriers.  Seat inventories on each flight are managed
through a yield management system.   We generally provide discounts with five levels of advance purchase requirements.  In  contrast to most carriers, our fares usually do not require travelers to include a Saturday overnight stay in order to take advantage of these discount fares.  We also do not charge a premium for one-way fares and, generally, our fares do not require a round-trip purchase.

Competition

       The Airline Deregulation Act of 1978 produced a highly competitive airline industry, freed of certain government regulations that for 40 years prior to the Deregulation Act had dictated where domestic airlines could fly and how much they could charge for their services.  Since then, we and other smaller carriers have entered markets long dominated by larger airlines with substantially greater resources, such as United Airlines, American
Airlines, Northwest Airlines and Delta Air Lines.

       We compete principally with United Airlines,  the dominant carrier at DIA.  During the month of March 2002,
United and its commuter affiliates had a total market share at DIA of approximately  62.7%.  This gives United a significant competitive advantage compared to us and other carriers serving DIA.  We believe our current market share, including our codeshare affiliates,  at DIA for the month of March 2002 approximated 11.2%. We compete with
United primarily on the basis of fares, fare flexibility and the quality of our customer service.

       At the present time, four domestic airports, including New York's LaGuardia Airport and Washington,  D.C.'s
National Airport, are regulated by means of “slot” allocations,  which represent government authorization to take off or land at a particular airport within a specified time period.  FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances.  We were originally awarded six high density exemption slots at LaGuardia, and at the present time, we utilize four of those slots to operate two daily round-trip flights between Denver and LaGuardia.  In addition to slot restrictions, Washington National is limited by a perimeter rule, which limits flights to and from Washington National to 1,250 miles. In April 2000, the
Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, or AIR 21 was enacted.  AIR 21 authorizes the Department of Transportation (“DOT”) to grant up to 12 slot exemptions beyond the 1,250-mile Washington National perimeter, provided certain specifications are met.  These include that the new service will provide air transportation with domestic network benefits in areas beyond the perimeter; increase competition by new entrant air carriers or in multiple markets;  not reduce travel options for communities served by small hub airports and medium hub airports within the perimeter; and not result in meaningfully increased travel delays.  We are presently authorized to operate one daily round-trip flight between Denver and Washington National.  We are seeking authority to operate a second  round-trip flight in this market but are unable to predict whether such authority will be granted.

Aircraft

       As of May 24, 2002, we operate 24 Boeing 737 and seven Airbus A319 in all-coach seating configurations.  The age of these aircraft, their passenger capacities and their lease expirations are shown in the following table:

                                                                   Approximate
                                                                   Number of
Aircraft               No. of                Year of               Passenger             Lease
Model                  Aircraft              Manufacture           Seats                 Expiration
------                 --------              -----------           -----                 ----------

B-737-200A              7                    1978-1983             119                   2001-2005
B-737-300              17                    1985-1998             136                   2002-2006
A319                    4                    2001-2002             132                    owned
A319                    3                    2001-2002             132                   2013-2014
--------------------------------------------------------------------------------------------------------------------

       In March 2000, we entered  into an agreement, as subsequently amended, to purchase up to 31 new Airbus aircraft.  We have agreed to firm purchases of 17 of these aircraft, and have options to purchase up to an additional 14 aircraft.  As a complement to this purchase order, in April and May 2000 we signed two agreements to lease 16 new Airbus aircraft for delivery in our fiscal years 2002 through 2005.  During the year ended March 31,
2002, we took delivery of the first three purchased aircraft and first three leased aircraft. Based upon these firm orders,  we expect to be operating up to 37 purchased and leased Airbus aircraft, assuming that we will exercise five additional  Airbus  options,  by  approximately the second quarter of calendar year 2006. This order contemplates a fleet replacement plan by which we will phase out our Boeing 737  aircraft and replace  them with a  combination  of
Airbus A319 and A318 aircraft.  Upon completion of our fleet transition, we expect our owned and leased fleet to be comprised of approximately two-thirds A319 aircraft and one-third A318 aircraft.  The A319 and A318 aircraft are configured with 132 and 114 passenger seats, respectively, with a 33-inch seat pitch.  We believe that operating new Airbus aircraft will result in significant operating cost savings and an improved product for our customers.

Maintenance and Repairs

       All of our aircraft maintenance and repairs are accomplished in accordance with our maintenance program approved by the FAA. We maintain spare or replacement parts primarily in Denver, Colorado.  Spare parts vendors supply us with certain of these parts, and we purchase or lease others from other airline or vendor sources.

       Since mid-1996, we have trained, staffed and supervised our own maintenance work force at Denver, Colorado.
We sublease a portion of Continental Airlines' hangar at DIA where we currently perform our own maintenance through the “D” check level.  Other major maintenance, such as major engine repairs, is performed by outside FAA approved contractors.  We also maintain line maintenance facilities at El Paso, Texas and Phoenix, Arizona.

       Under our aircraft lease agreements, we pay all expenses relating to the maintenance  nd operation of our aircraft, and we are required to pay monthly maintenance reserve deposits to the lessors based on usage. Maintenance reserve deposits are applied against the cost of scheduled major maintenance.  To the extent not used for major maintenance during the lease terms, maintenance reserve deposits remain with the aircraft lessors upon redelivery of the aircraft.

       Our monthly completion factors for the years ending March 31, 2002, 2001, and 2000 ranged from 97.3% to
99.8%, from 98.6 to 99.8%, and from 96.7 to 99.7%, respectively.  The completion factor is the percentage of our scheduled flights that were operated by us (i.e., not canceled). Canceled flights were principally as a result of mechanical problems, and, to a lesser extent, weather. Maintenance management has recently implemented processes and procedures that will assist in ensuring that our aircraft will continue to be sufficiently reliable over longer periods of time.  These include the implementation of a multi-departmental product team designed to provide the leadership and direction necessary to maintain and improve fleet costs and performance. The product team consists of four core departments: engineering, quality control, reliability and production.  In addition, base maintenance has established flowcharts to more efficiently utilize "C" check manpower and parts resources to ensure maintenance schedules are maintained in a cost effective manner.  We also expect that our new Airbus aircraft will improve aircraft reliability.

       In calendar years ended December 31, 1999, 2000 and 2001, our maintenance and engineering department received the Federal Aviation Administration's highest award, the Diamond Certificate of Excellence, in recognition of 100 percent of our maintenance and engineering  employees completing advanced aircraft maintenance training programs.  The
Diamond Award recognizes advanced training for aircraft maintenance professionals throughout the airline industry.
We are the first part 121 domestic air carrier to achieve 100 percent participation in this training program by our maintenance employees.

Fuel

       During the years ending  March 31, 2002, 2001, and 2000, jet fuel accounted for 14.3%, 18.1% and 15.3%, respectively, of our operating expenses.  We have arrangements with major fuel suppliers for substantial  portions of our fuel requirements, and we believe that these arrangements assure an adequate supply of fuel for current and anticipated future operations.  However, we have not entered into any agreements that fix the price of fuel over any period of time.  Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond our  control. Therefore, we cannot predict the future availability and cost of jet fuel with any degree of certainty.  Fuel prices decreased significantly in fiscal 2002. Our average fuel price per gallon including taxes and into-plane fees was 87(cent)for the year ended March 31, 2002, with the monthly average price per gallon during the same period ranging from a low of 72(cent)to a high of $1.01.  As of May 20,  2002, the price per gallon was 86(cent).  Our average fuel price per gallon including taxes and into-plane fees was $1.07 for the year ended March 31, 2001, with the monthly average price per gallon during the same period ranging from a low of 91.3(cent)to a high of $1.24.

       Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and financial results.  Our ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly given our affordable fare strategy.

Insurance

       We carry insurance limits of $800 million per aircraft per occurrence in property damage and passenger and third-party liability insurance, and insurance for aircraft loss or damage with deductible amounts as required by our aircraft lease agreements, and customary coverage for other business insurance.  While we believe such insurance is adequate, there can be no assurance that such coverage will adequately protect us against all losses that we might sustain.  Our aircraft hull and liability coverage scheduled renewal date is June 7, 2002.

       Our aviation war risk underwriters issued (seven days notice of cancellation to us) immediately following the events of September 11th.  On September 24, 2001, these underwriters reinstated war risk passenger liability coverage but limited third party bodily injury and property damage to $50 million per occurrence.  A special surcharge of $1.25 per passenger carried was established as the premium for this coverage.  At the same time,  the
FAA provided us supplemental third party war risk coverage from the $50 million limit to an estimated $1.6 billion for us. The premium for this supplemental coverage is $7.50 per flight departure and is now set to expire on June
19, 2002, unless renewed by Congress.  Congress has been periodically renewing this coverage since its inception on
September 26, 2001. Absent a similar renewal on June 19, 2002,  we expect that the government premiums could be substantially increased and coverage reduced to a higher deductible amount.

Employees

       As of May 24, 2002, we had 2,866 employees, including 2,269 full-time and 597 part-time personnel.  Our employees included 353 pilots, 489 flight attendants, 581 customer service agents, 346 ramp service agents, 291 reservations agents, 358 mechanics and related personnel, and 448 general management and administrative personnel.
We consider our relations with our employees to be good.

       We have established a compensation  philosophy that we will pay competitive wages compared to other airlines of similar size and other employers with whom we compete for our labor supply.  Employees have the opportunity to earn above our established market rates through the payment of performance bonuses.

       Three of our employee groups have voted for union representation: our pilots voted in November 1998 to be represented by an independent union, the Frontier Airline Pilots Association, our dispatchers voted in September
1999 to be represented by the Transport Workers Union, and our mechanics voted in July 2001 to be represented by the
International Brotherhood of Teamsters.  The first bargaining agreement for the pilots, which has a 5-year term, was ratified and became effective in May 2000. The first bargaining agreement for the dispatchers,  which has a 3-year term, was ratified and became effective in September 2000.  We are in the process of negotiating the bargaining agreement with the mechanics.  At this time we are unable to predict when the negotiations will be completed.  In addition since 1997 we have had union organizing attempts that were defeated by our flight attendants, ramp service agents, and stock clerks.  We have received official notification from  the National Mediation Board of a representation application for flight attendants by the Association of Flight Attendants. An election has been authorized and the results will be announced in June 2002.

       Effective  May 2000, we enhanced our 401(k) Retirement Savings Plan by announcing an increased matching contribution by the Company.  Participants may receive a 50% Company match for contributions up to 10% of salary.
This match is discretionary and approved on an annual basis by our Board of Directors.  The Board of Directors has approved the continuation of the match through the plan year ended December 31, 2002. We anticipate that the match and related vesting schedule of 20% per year may serve to reduce our employee turnover rates.

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

Government Regulation

       General.  All interstate air carriers are subject to regulation by the DOT the Federal Administration
Administration  (“FAA”)  and other state and federal government agencies.  In general, the amount of regulation over domestic air carriers in terms of market entry and exit,  pricing and  inter-carrier  agreements has been greatly reduced subsequent to enactment of the Deregulation Act.

       U.S.  Department of  Transportation.  The DOT's  jurisdiction  extends primarily to the economic aspects of air transportation,  such as certification and fitness,  insurance,  advertising,  computer reservation systems, deceptive and unfair competitive  practices,  and consumer protection matters such as on-time  performance,  denied boarding and baggage  liability.  It is also  authorized  to require  reports from air carriers and to  investigate  and  institute proceedings to enforce its economic  regulations and may, in certain  circumstances,  assess civil  penalties,  revoke operating  authority and seek criminal  sanctions.  We hold a Certificate of Public  Convenience and Necessity  issued by the DOT that allows us to engage in air  transportation.  Pursuant to law and DOT  regulation,  each United  States air carrier must qualify as a United States  citizen,  which  requires  that its President and at least  two-thirds of its Board of Directors and other managing  officers be comprised of United States citizens;  that not more than 25% of its  voting  stock may be owned by  foreign  nationals,  and that the  carrier  not be  otherwise  subject  to foreign control.

       Transportation  Security  Administration.  On November 19, 2001, in response to the terrorist acts of September
11, 2001,  the President of the United States signed into law the Aviation and  Transportation  Security Act (“ATSA”).
The ATSA created the  Transportation  Security  Administration  (“TSA”),  an agency within the DOT, to oversee,  among other  things,  aviation  and  airport  security.  The ATSA  provided  for the  federalization  of airport  passenger, baggage,  cargo,  mail and  employee  and  vendor  screening  processes.  The ATSA also  enhanced  background  checks, provided  federal air marshals  aboard  flights,  improved  flight deck  security,  and enhanced  security for airport perimeter  access.  The ATSA also  requires  that all checked  baggage be screened by explosive  detection  systems by
December 31, 2002.

       U.S. Federal Aviation  Administration.  The FAA's regulatory  authority  relates primarily to flight operations and air safety, including aircraft certification and operations,  crew licensing and training,  maintenance standards,
and  aircraft   standards.   The  FAA  also  oversees  aircraft  noise  regulation,   ground   facilities,   dispatch,
communications,  weather  observation,  and flight and duty time. The FAA has the authority to suspend  temporarily or revoke  permanently  the authority of an airline or its licensed  personnel for failure to comply with FAA regulations and to assess civil and criminal  penalties  for such  failures.  We hold an operating  certificate  issued by the FAA pursuant  to Part  121 of the  Federal  Aviation  Regulations.  We must  have  and we  maintain  FAA  certificates  of airworthiness  for  all of our  aircraft.  Our  flight  personnel,  flight  and  emergency  procedures,  aircraft  and maintenance facilities and station operations are subject to periodic inspections and tests by the FAA.

       At the present time,  four airports,  including  LaGuardia and Washington  National,  are regulated by means of
“slot”  allocations,  which represent  government  authorization to take off or land at a particular  airport within a specified  time  period.  FAA  regulations  require  the use of each  slot at least  80% of the time and  provide  for
forfeiture  of  slots  in  certain  circumstances.   We  currently  hold  slots  to  serve  the  Denver-LaGuardia  and
Denver-Washington National market and provide two and one daily round trip flights in those markets, respectively.

       Environmental  Matters.  The Aviation  Safety and Noise  Abatement Act of 1979,  the Airport Noise and Capacity
Act of 1990 and Clean Air Act of 1963  oversee  and  regulate  airlines  with  respect to  aircraft  engine  noise and exhaust  emissions.  We are required to comply with all  applicable  FAA noise  control  regulations  and with current exhaust  emissions  standards.  Our  fleet is in  compliance  with the  FAA's  Stage 3 noise  level  requirements.  In addition,  various  elements of our operation and maintenance of our aircraft are subject to monitoring and control by federal and state  agencies  overseeing  the use and disposal of hazardous  materials  and storm water  discharge.  We believe we are currently in substantial compliance with all material requirements of such agencies.

       Railway  Labor   Act/National   Mediation   Board.   Three  of  our  employee   groups  have  voted  for  union
representation:  our pilots voted in November 1998 to be  represented by an independent  union,  the Frontier  Airline
Pilots  Association,  our dispatchers  voted in September 1999 to be represented by the Transport  Workers Union,  and our  mechanics  voted in July  2001 to be  represented  by the  International  Brotherhood  of  Teamsters.  The  first bargaining  agreement  for the pilots,  which has a 5-year term,  was ratified and became  effective in May 2000.  The first  bargaining  agreement  for the  dispatchers,  which has a 3-year term,  was  ratified  and became  effective in
September  2000. We are in the process of negotiating  the first  bargaining  agreement with the mechanics.  Our labor relations  with  respect to the these unions are now covered  under Title II of the Railway  Labor Act and are subject to the jurisdiction of the National Mediation Board.

       Miscellaneous.  We are  also  subject  to  regulation  or  oversight  by  other  federal  and  state  agencies.
Antitrust  laws are enforced by the U.S.  Department  of Justice and the Federal  Trade  Commission.  All air carriers are subject to certain  provisions  of the  Communications  Act of 1934  because of their  extensive  use of radio and other  communication  facilities,  and are  required  to  obtain  an  aeronautical  radio  license  from  the  Federal
Communications  Commission.  The Immigration and Naturalization  Service,  the U.S. Customs Service and the Animal and
Plant Health Inspection  Service of the U.S.  Department of Agriculture each have jurisdiction over certain aspects of our aircraft, passengers, cargo and operations.

Risk Factors

       In  addition to the other  information  contained  in this Form 10-K,  the  following  risk  factors  should be considered carefully in evaluating our business and us.

We may be subject to terrorist attacks or other acts of war.

       On September 11, 2001,  four  commercial  aircraft were hijacked by terrorists and crashed into The World Trade
Center in New York City, the Pentagon in Northern  Virginia and a field in  Pennsylvania.  These  terrorists'  attacks resulted in an  overwhelming  loss of life and  extensive  property  damage.  Immediately  after the attacks,  the FAA closed U.S.  airspace,  prohibiting  all flights to, from and within the United States of America.  Airports  reopened on September 13, 2001, except for Washington D.C. Ronald Reagan  International  Airport,  which partially  reopened on
October 4, 2001.

       The terrorist  attacks,  subsequent  closing of the U.S.  airspace,  and the fear created  among  consumers had significant  negative economic impacts on the airline  industry.  Primary effects were substantial loss of revenue and flight disruption costs,  increased  security and insurance costs,  increased  concerns about the potential for future terrorist  attacks,  airport shutdowns and flight  cancellations and delays due to additional  screening of passengers and baggage,  security breaches and perceived safety threats,  and significantly  reduced passenger traffic and yields due to the subsequent drop in demand for air travel.

       In recent  months,  industry-wide  demand for air travel has  increased,  but has not yet returned to levels in place prior to the September 11 terrorist  attacks.  Given the magnitude and unprecedented  nature of the September 11 attacks,  it is uncertain  what long-term  impact these events will have on the airline  industry in general and on us in  particular.  Factors that could affect the our  operating  results and financial  condition in the future  include continued  weakness in demand for air travel,  increased costs due to new security  measures and the potential for new or additional government mandates for security related measures,  increased insurance premiums,  uncertainty about the continued  availability of war risk coverage or other insurances,  and the eventual reinstatement of flights that many competitors eliminated after September 11.

       In addition,  although the entire industry is substantially enhancing security equipment and procedures,  it is impossible to guarantee  that  additional  terrorist  attacks or other acts of war will not occur.  Given the weakened state of the airline  industry,  should additional  terrorist  attacks or acts of war occur,  particularly in the near future,  it can be  expected  that the  impact  of those  attacks  on the  industry  may be  similar  in nature to but substantially greater than those resulting from the September 11 terrorist attacks.

Our insurance  costs have increased  substantially  as a result of the September 11th terrorist  attacks,  and further increases in insurance costs would harm our business.

       Following the September 11 terrorist  attacks,  aviation  insurers  dramatically  increased  airline  insurance premiums and  significantly  reduced the maximum amount of insurance  coverage  available to airlines for liability to persons other than  passengers for claims  resulting from acts of terrorism,  war or similar events to $50 million per event and in the  aggregate.  We  previously  carried  $1.5  billion in coverage  per event in war risk  coverage.  In light of this  development,  under the  Stabilization  Act, the government has provided  domestic airlines with excess war risk coverage above $50 million up to an estimated $1.6 billion per event for us.

       Aviation  insurers could increase  their  premiums even further in the event of additional  terrorist  attacks, hijackings,  airline crashes or other events adversely  affecting the airline  industry.  Furthermore,  the excess war risk  coverage  provided by the  government  is  currently  scheduled  to be in force until June 19,  2002.  While the government  may extend the deadline for when it will stop  providing  excess war risk  coverage,  we cannot assure you that any  extension  will occur,  or if it does,  how long the extension  will last. We expect that if the  government stops providing excess war risk coverage to the airline  industry,  the premiums charged by aviation insurers for this coverage will be substantially  higher than the premiums  currently charged by the government.  Significant  increases in insurance premiums would harm our financial condition and results of operations.

We may not be able to obtain or secure new aircraft financing.

         We have  agreed to  purchase a number of new  Airbus  A319 and A318  aircraft.  We have  secured a  financing commitment  for the first four  purchased  aircraft,  of which three were delivered to us during the fiscal year ended
March 31,  2002 and the other in May 2002.  To  complete  the  purchase  of the  remaining  aircraft,  we must  secure aircraft  financing,  which  we may not be able to  obtain  on  terms  acceptable  to us,  if at all.  The  amount  of financing  required will depend on the number of aircraft  purchase options we exercise,  the required down payment on mortgaged  financed  aircraft and the extent of leasing compared to purchasing the aircraft.  We are exploring various financing  alternatives,  including,  but not limited to,  domestic and foreign bank  financing,  a public offering of
equity  or  debt  securities,  debt  financing  such  as  enhanced  equipment  trust  certificates,   leveraged  lease
arrangements  or  government  guaranteed  financing.  There  can be no  guaranty  that  additional  financing  will be available when required or on acceptable  terms.  The inability to secure the financing could have a material  adverse effect on us and result in delays in or our  inability  to take  delivery  of Airbus  aircraft  that we have agreed to purchase, further impairing the Company's strategies for long-term growth.

The airline industry is seasonal and cyclical, resulting in unpredictable liquidity and earnings.

         Because the airline  industry is seasonal and cyclical,  our  liquidity  and earnings  will  fluctuate and be unpredictable.  Our  operations  primarily  depend on passenger  travel  demand and seasonal  variations.  Our weakest travel periods are generally  during the quarters ending in June and December.  The airline  industry is also a highly cyclical business with substantial  volatility.  Airlines frequently  experience  short-term cash requirements.  These requirements  are caused by seasonal  fluctuations in traffic,  which often reduce cash during off-peak  periods,  and various other factors,  including price  competition  from other airlines,  national and  international  events,  fuel prices,  and general  economic  conditions  including  inflation.  A majority of our  customers  use our services on a discretionary  basis.  Accordingly,  our operating and financial  results are likely to be negatively  impacted by any downturn in national or regional  economic  conditions in the United States,  and  particularly in Colorado.  Airlines require  substantial  liquidity  to  continue  operating  under most  conditions.  The airline  industry  also has low operating profit margins and revenues that vary to a substantially  greater degree than do the related costs.  Working capital deficits are not uncommon in the airline industry because airlines  typically have no product  inventories and ticket sales to  passengers  who have not yet flown are  reflected as current  liabilities.  Therefore,  a significant shortfall from expected revenue levels could have a material adverse effect on our operations.

         We,  like many in the  industry,  are seeing a negative  impact to  passenger  traffic  caused by the slowing economy as well as the events of September 11. The impact has been more  prevalent  with our business  traffic,  which is higher yield  traffic  that books closer to the date of  departure,  than with our leisure  customers.  Even though the slowing  economy has impacted us, we believe that the larger,  more  established  carriers are being impacted to a greater  extent as the  discretionary  business  travelers who typically fly these carriers are looking for affordable alternatives  similar to the service we provide.  The larger  carriers may reduce their  "close-in"  fare structure to more  aggressively  compete for this traffic.  Aggressive  pricing tactics by our major  competitors has had and could also have an impact in the future on the leisure component.

We are in a high fixed cost business, and any unexpected decrease in revenues could harm us.

         The airline  industry is  characterized  by low profit margins and high fixed costs  primarily for personnel, fuel,  aircraft  ownership costs and other rents.  The expenses of an aircraft flight do not vary  significantly  with the number of  passengers  carried and, as a result,  a  relatively  small  change in the number of  passengers  or in pricing  could have a  disproportionate  effect on the  airline's  operating and  financial  results.  Accordingly,  a shortfall from expected revenue levels can have a material adverse effect on our profitability and liquidity.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could increase the risk of failing to meet payment obligations.

         As of March  31,  2002,  maturities  of our  long-term  debt were  $3,226,000  in 2003,  $3,426,000  in 2004,
$3,656,000  in  2005,  $3,913,000  in  2006,  $4,169,000  in 2007  and an  aggregate  of  $51,668,000  for  the  years thereafter.  In addition to long-term debt, we have a significant  amount of other fixed  obligations  under operating leases related to our aircraft,  airport  terminal space,  other airport  facilities and office space. As of March 31,
2002,  future minimum lease payments under  noncancelable  operating  leases were  approximately  $78,609,000 in 2003,
$74,550,000 in 2004,  $69,669,000 in 2005,  $55,783,000 in 2006,  $69,798,000 in 2007 and an aggregate of $357,895,000 for the years  thereafter.  As of March 31, 2002, we had  commitments  of  approximately  $420,000,000  to purchase 14 additional  aircraft over the next four years,  including  estimated  amounts for  contractual  price  escalations and spare  parts to  support  these  aircraft.  We will  incur  additional  debt and other  fixed  obligations  as we take delivery of new aircraft and other equipment and continue to expand into new markets.

Increases in fuel costs affect our operating costs and competitiveness.

         We cannot predict our future cost and  availability  of fuel,  which affects our ability to compete.  Fuel is a major component of our operating  expenses.  Both the cost and  availability of fuel are influenced by many economic and political factors and events occurring in oil producing  countries  throughout the world, and fuel costs fluctuate widely.  Fuel  accounted  for  14.3%  of our  total  operating  expenses  for the  year  ended  March  31,  2002.  The unavailability  of adequate fuel supplies could have a material  adverse  effect on our operations and  profitability.
In  addition,  larger  airlines may have a  competitive  advantage  because they pay lower prices for fuel.  We intend generally to follow industry trends by raising fares in response to significant  fuel price  increases.  However,  our ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions.

We are subject to strict  federal  regulations,  and  compliance  with  federal  regulations  increases  our costs and decreases our revenues.

         Airlines are subject to extensive  regulatory  and legal  requirements  that involve  significant  compliance costs. In the last several years,  Congress has passed laws, and the DOT and FAA have issued  regulations  relating to the operation of airlines that have required  significant  expenditures.  For example,  the President  signed into law the Aviation and  Transportation  Security Act in November of 2001. This law federalizes  substantially all aspects of civil  aviation  security and  requires,  among other  things,  the  implementation  of certain  security  measures by airlines and airports,  including a requirement that all passenger  baggage be screened for explosives by December 31,
2002.  Funding for airline and airport  security  under the law is primarily  provided by a new $2.50 per  enplanement ticket tax effective  February 1, 2002,  with authority  granted to the TSA to impose  additional fees on air carriers if necessary.  In addition,  the acquisition,  installation and operation of the required baggage screening systems by airports  will result in capital  expenses and costs by those  airports  that will likely be passed on to the airlines through  increased  use and landing  fees.  It is  impossible  to  determine at this time exactly what the cost impact will be of the increased security measures imposed by the ATSA.

         In addition,  although we have obtained the necessary  authority  from the DOT and the FAA to conduct  flight operations  and are currently  obtaining  such  authority  from the FAA with respect to our Airbus  aircraft,  we must maintain this authority by our continued  compliance with applicable  statutes,  rules, and regulations  pertaining to the airline  industry,  including  any new rules and  regulations  that may be adopted in the future.  We believe that the FAA strictly  scrutinizes  smaller airlines like ours,  which makes us susceptible to regulatory  demands that can negatively  impact our  operations.  We may not be able to continue  to comply  with all present and future  rules and regulations.  In  addition,  we cannot  predict  the costs of  compliance  with  these  regulations  and the effect of compliance on our  profitability,  although these costs may be material.  We also expect  substantial  FAA scrutiny as we transition  from our Boeing fleet to an all Airbus fleet.  In 1996 a relatively new domestic  airline  sustained an accident  in which  one of its  aircraft  was  destroyed  and all  persons  on board  were  fatally  injured.  Shortly thereafter,  that airline agreed at the FAA's request to cease all of its flight  operations.  Although the FAA, after an  intensive  and lengthy  investigation,  allowed  that  airline to resume its  operations,  should we  experience a similar  accident,  it is  probable  that there  would be a material  adverse  effect on our  business  and results of operations.  On February 17, 2002, the ATSA imposed a base security  infrastruture  fee on commercial  operators in an amount equal to the calendar year ended 2000 airport security expenses.

We experience high costs at DIA, which may impact our results of operations.

         We operate our hub of flight  operations from DIA where we experience  high costs.  DIA opened in March 1995, and Stapleton  International  Airport was closed.  Financed  through revenue bonds,  DIA depends on landing fees, gate rentals,  income from airlines,  the traveling  public,  and other fees to generate  income to service its debt and to support  its  operations.  Our  cost of  operations  at DIA will  vary as  traffic  increases  or  diminishes  at that airport.  We believe that our operating  costs at DIA  substantially  exceed those that other  airlines  incur at most hub airports in other cities,  which  decreases  our ability to compete with other  airlines with lower costs at their hub airports.

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
United Airlines and its commuter  affiliates are the dominant carriers out of DIA,  accounting for approximately 62.7%
of all passenger  boardings for the month of March 2002. Fare wars,  "capacity  dumping" in which a competitor  places additional  aircraft on selected routes,  and other  activities  could adversely  affect us. The future  activities of
United  Airlines and other  carriers  may have a material  adverse  effect on our revenues and results of  operations.
Most of our current and potential competitors have significantly  greater financial resources,  larger route networks, and superior market identity.

We could lose airport and gate access thereby decreasing our competitiveness.

         We could  encounter  barriers to airport  slot or airport  gate access that would deny or limit our access to the airports that we currently use or intend to use in the future.  A slot is an  authorization  to schedule a takeoff or landing at the  designated  airport  within a specific time window.  The FAA must be advised of all slot  transfers and can disallow any such transfer.  In the United  States,  the FAA currently  regulates  slot  allocations at O'Hare
International  Airport in Chicago,  JFK and LaGuardia  Airport in New York City, and Ronald Reagan National Airport in
Washington  D.C. We use LaGuardia  Airport and Ronald Reagan  National  Airport in our current  operations.  The FAA's slot  regulations  require  the use of each slot at least 80% of the time,  measured  on a monthly  basis.  Failure to comply  with  these  regulations  may result in a recall of the slot by the FAA.  In  addition,  the slot  regulations permit the FAA to  withdraw  the slots at any time  without  compensation  to meet the DOT's  operational  needs.  Our ability to increase  slots at the  regulated  airports is affected by the number of slots  available  for takeoffs and landings.

         In addition,  the number of gates available to us at some airports may be limited to the restricted  capacity or by disruptions  caused by major renovation  projects.  Available gates may not provide for the best overall service to our  customers,  and may prevent us from  scheduling  our flights  during peak or opportune  times.  Any failure to obtain gate access at the airports that we serve could  adversely  affect our  operations.  These barriers may in turn materially adversely affect our business and competitiveness.

Our transition to an Airbus fleet creates risks.

         We currently  operate 24 Boeing aircraft and seven Airbus aircraft.  Our long-term  strategy is to transition our fleet so that we are  operating  only  Airbus  aircraft  by the second  calendar  quarter of 2006.  One of the key elements of this strategy is to produce cost savings  because crew training is  standardized  for aircraft of a common type,  maintenance  issues are  simplified,  spare parts  inventory  is reduced,  and  scheduling  is more  efficient.
However,  issues will be raised during our transition  period with respect to providing crews with  sufficient  flight time that may be difficult  to address,  especially  as the number of Boeing  aircraft we operate are reduced to small numbers.  We may be faced with  retiring  these  Boeing  aircraft  in advance  of the end of the lease  agreements  in place  of these aircraft, thus resulting in significant early-termination costs.

         In addition,  once we are operating only Airbus aircraft,  we will be dependent on a single  manufacturer for future aircraft  acquisitions or deliveries,  spare parts or warranty service.  Should Airbus be unable to perform its obligations  under  existing  purchase  agreements,  or be unable to provide future  aircraft or services,  whether by fire,  strike or other event that affects its ability to fulfill  contractual  obligations or manufacture  aircraft or spare  parts,  we  would  have to find  another  supplier  for our  aircraft.  Currently,  Boeing  is the  only  other manufacturer  from whom we could purchase or lease alternate  aircraft.  If we were forced to acquire Boeing aircraft, we would need to address  fleet  transition  issues,  including  substantial  costs  associated  with  retraining  our employees,  acquiring  new spare  parts,  and  replacing  our  manuals.  In addition,  the fleet  efficiency  benefits described above may no longer be available.

         Finally,  once we are operating only Airbus aircraft we will be particularly  vulnerable to any problems that might be  associated  with these  aircraft.  Our business  would be  significantly  disrupted  if a FAA  airworthiness directive or service  bulletin were issued,  resulting in the grounding of all Airbus  aircraft of the type we operate while the defect is being  corrected.  Our business  could also be harmed if the public avoids flying Airbus  aircraft due to an adverse  perception about the aircraft's  safety or dependability,  whether real or perceived,  in the event of an accident or other incident involving an Airbus aircraft of the type we fly.

Our maintenance expenses may be higher than we anticipate.

         We may incur higher than  anticipated  maintenance  expenses.  We bear all routine and major  maintenance  on our owned  aircraft.  Additionally,  under our leased aircraft lease  agreements,  we are required to bear all routine and major maintenance  expenses.  Maintenance  expenses comprise a significant portion of our operating  expenses.  In addition,  we are required  periodically  to take  aircraft  out of service for heavy  maintenance  checks,  which can adversely  increase costs and reduce revenue.  We also may be required to comply with  regulations  and  airworthiness directives  the FAA issues,  the cost of which our  aircraft  lessors may only  partially  assume  depending  upon the magnitude of the expense.  Although we believe that our  purchased  and leased  aircraft are  currently in  compliance with all FAA issued airworthiness  directives,  there is a high probability that additional  airworthiness  directives will be required in the future necessitating additional expense.

Our landing fees may increase because of local noise abatement procedures.

         Compliance  with  local  noise  abatement  procedures  may lead to  increased  landing  fees.  As a result of litigation  and pressure from airport area  residents,  airport  operators  have taken local actions over the years to reduce aircraft noise.  These actions have included  regulations  requiring aircraft to meet prescribed decibel limits by designated dates, curfews during night time hours,  restrictions on frequency of aircraft  operations,  and various operational  procedures  for noise  abatement.  The Airport  Noise and  Capacity Act of 1990  recognized  the right of airport  operators  with  special  noise  problems  to  implement  local  noise  abatement  procedures  as long as the procedures do not interfere  unreasonably with the interstate and foreign commerce of the national air  transportation system.

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

       Because we have a limited  number of aircraft,  if any of our aircraft  unexpectedly  are taken out of service, our  operations  may be  disrupted.  We can  schedule  all of our  aircraft  for  regular  passenger  service and only maintain  limited  spare  aircraft  capability  should one or more  aircraft  be removed  from  scheduled  service for unplanned  maintenance  repairs or for other  reasons.  The unplanned loss of use of one or more of our aircraft for a significant  period of time  could  have a  material  adverse  effect  on our  operations  and  operating  results.  A replacement  aircraft  may not be  available  or we may not be  able to  lease  or  purchase  additional  aircraft  on satisfactory  terms or when  needed.  The  market for  leased or  purchased  aircraft  fluctuates  based on  worldwide economic factors that we cannot control.

Our labor costs may increase.

       We believe we operate with lower personnel  costs than many larger,  established  airlines,  principally due to lower base salaries and greater  flexibility in the utilization of personnel,  however,  these costs may increase.  We may not be able to  continue to realize  these  advantages  over other air  carriers  for an extended  period of time.
Three  of our  employee  groups  have  voted  for  union  representation:  our  pilots  voted in  November  1998 to be represented by an independent  union,  the Frontier  Airline Pilots  Association,  our dispatchers  voted in September
1999 to be represented by the Transport  Workers Union,  and our mechanics voted in July 2001 to be represented by the
International  Brotherhood of Teamsters.  The first bargaining  agreement for the pilots, which has a 5-year term, was ratified and became  effective in May 2000. The first  bargaining  agreement for the  dispatchers,  which has a 3-year term,  was  ratified  and  became  effective  in  September  2000.  We are in the  process  of  negotiating  the first bargaining  agreement  with the  Mechanics.  At this  time we are  unable to  predict  when the  negotiations  will be completed.  In  addition,  since  1997 we have  had  union  organizing  attempts  that  were  defeated  by our  flight attendants,  ramp service  agents,  and stock  clerks.  We recently  received a letter signed by certain of our flight attendants  indicating that they are pursuing union  representation.  We have received official  notification from the
National  Mediation  Board of a  representation  application  for  flight  attendants  by the  Association  of  Flight
Attendants.  An  election  has been  authorized  and the  results  will be  announced  in June  2002.  The  collective bargaining  agreement we have entered into with our pilots  increased our labor and benefit costs  effective May 2000, and additional unionization of our employees could increase our overall costs.

We have not paid cash dividends and do not expect to pay any in the foreseeable future.

         We have  never  declared  or paid cash  dividends  on our common  stock.  We  currently  intend to retain any future  earnings to fund  operations  and to continue  development  of our  business and do not expect to pay any cash dividends on our common stock in the foreseeable future.

Item 2:  Properties

Aircraft
--------

       As of May 24, 2002, we operate 24 Boeing 737 and seven Airbus A319 in all-coach seating configurations.
The age of these aircraft, their passenger capacities and their lease expirations are shown in the following table:

                                                                   Approximate
                                                                   Number of
Aircraft               No. of                Year                  Passenger             Lease
Model                  Aircraft              Manufacture           Seats                 Expiration
------                 --------              -----------           ---------             ----------
B-737-200A               7                    1978-1983             119                   2001-2005
B-737-300               17                    1985-1998             136                   2002-2006
A319                     4                    2001-2002             132                    owned
A319                     3                    2001-2002             132                   2013-2014
--------------------------------------------------------------------------------------------------------------------

Facilities
----------

       In January  2001,  we moved our general and  administrative  offices to a new  headquarters  facility near DIA, where we lease  approximately  70,000 square feet of space for a lease term of 12 years at an average annual rental of approximately $965,000 plus operating and maintenance expenses.

       The Denver  reservations  facility  relocated in July 2001 to a 16,000  square foot  facility,  also in Denver, which we have leased for a 10-year lease term at an average  annual rental of  approximately  $140,000 plus  operating and maintenance  expenses.  In August 2000, we established a second  reservations  center facility in Las Cruces,  New
Mexico.  This  facility  is  approximately  12,000  square  feet and is leased  for a term of 122 months at an average annual rental of approximately $129,000 plus operating and maintenance expenses.

       We have entered into an airport  lease and  facilities  agreement  expiring in 2010 with the City and County of
Denver at DIA for ticket  counter  space,  nine gates and  associated  operations  at a current  annual rental rate of approximately  $5,717,000  for these  facilities.  We also sublease a portion of Continental  Airlines'  hangar at DIA until January 1, 2004 for an annual rental of approximately $1,234,000.

       Each of our airport  locations  requires leased space  associated with gate  operations,  ticketing and baggage operations.  We either  lease the ticket  counters,  gates and airport  office  facilities  at each of the airports we serve from the  appropriate  airport  authority or sublease  them from other  airlines.  Total annual rent expense for these  facilities,  excluding  DIA is  approximately  $6,245,000  based on rents  paid  for the  month of March  2002.
Additionally,  we lease  maintenance  facilities in El Paso, Texas and Phoenix,  Arizona at a current annual rental of approximately $201,000 for these facilities

Item 3:  Legal Proceedings

       From time to time, we are engaged in routine  litigation  incidental  to our business.  We believe there are no legal  proceedings  pending  in which  we are a party or of which  any of our  property  is the  subject  that are not adequately  covered by insurance  maintained  by us, or which,  if adversely  decided,  would have a material  adverse affect upon our business or financial condition.

Item 4:  Submission of Matters to a Vote of Security Holders

       During the fourth  quarter of the fiscal year covered by this  report,  we did not submit any matters to a vote of our security holders through the solicitation of proxies or otherwise.

                                                       PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

       The  following  table shows the range of high and low bid prices per share for our common stock for the periods indicated and as reported by Nasdaq  through May 24, 2002.  Market  quotations  listed here  represent  prices between dealers and do not reflect retail  mark-ups,  markdowns or commissions.  As of May 24, 2002, there were 881 holders of record of our common stock.

                                                                 Price Range of
                                                                 Common Stock
                                                                 --------------
                     Quarter Ended                             High         Low
                     -------------                             ----         ---

                     June 30, 2000                           $ 10.34      $ 7.49
                     September 30, 2000                        12.96        9.71
                     December 31, 2000                         20.63       12.92
                     March 31, 2001                            25.50        9.94

                     June 30, 2001                             16.71       10.31
                     September 30, 2001                        15.78        6.77
                     December 31, 2001                         17.40        8.00
                     March 31, 2002                            23.75       17.02

                     June 30, 2001 (through May 24, 2001)      17.95       14.82

Recent Sales of Securities

       During the period  April 1, 2001  through  May 24,  2002,  holders of warrants  to  purchase  our common  stock exercised their warrants and we issued common stock as described below:

                                                                             Warrant
                                                      Number of             Exercise
       Warrant Holder                               Shares Issued             Price          Dates of Exercise
       --------------                               -------------             -----          -----------------

       Private placement warrant holder                 525,000               $2.50          December 13, 2001

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

Rights Dividend Distribution

       In February 1997,  our Board of Directors  declared a dividend  distribution  of one right (a “Right”) for each outstanding  share of our common stock to  shareholders  of record at the close of business on March 15, 1997.  Except as described below,  each Right,  when  exercisable,  entitles the registered  holder to purchase from us one share of common  stock at a purchase  price of $65.00 per share  (the  "Purchase  Price"),  subject to  adjustment.  The Rights expire at the close of business on February 20, 2007,  unless we redeem or exchange  them earlier as described  below.
The description and terms of the Rights are set forth in a Rights  Agreement,  as amended (as so amended,  the "Rights
Agreement").  As a result of the fifty  percent  stock  dividend we paid on March 5, 2001,  there are  currently  0.67
Rights associated with each outstanding share of common stock.

       The Rights are  exercisable  upon the earlier of (i) 10 days following a public  announcement  that a person or group of  affiliated  or  associated  persons other than us, our  subsidiaries  or any person  receiving  newly-issued shares of common stock directly from us or indirectly via an  underwriter in connection  with a public  offering by us
(an “Acquiring  Person”) has acquired,  or obtained the right to acquire,  beneficial  ownership of 20% or more of the outstanding  shares  of  common  stock  (the  “Stock  Acquisition  Date”),  or (ii) 10  business  days  following  the commencement  of a tender offer or exchange  offer that would result in a person or group  beneficially  owning 20% or more of such outstanding shares of  common stock.

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

       A  “Qualifying  Offer”  means a  tender  offer or  exchange  offer  for,  or  merger  proposal  involving,  all outstanding  shares  of  common  stock at a price  and on terms  determined  by at least a  majority  of the  Board of
Directors who are not our officers or employees  and who are not related to the Person  making such offer,  to be fair to and in the best interests of the Company and our shareholders.

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

Item 6:  Selected Financial Data

       The  following  selected  financial  and  operating  data as of and for each of the years ended March 31, 2002,
2001,  2000,  1999,  and 1998  are  derived  from our  audited  financial  statements.  This  data  should  be read in conjunction  with  "Management's  Discussion and Analysis of Financial  Condition and Results of Operations,"  and the
financial statements and the related notes thereto included elsewhere in this report.

                                                                               Year Ended March 31,
                                                         2002          2001          2000          1999          1998
                                                    ------------------------------------------------------------------------
                                                                    (Amounts in thousands except per share amounts)
   Statement of Operations Data:
   Total operating revenues                          $   445,075   $   472,876   $   329,820   $   220,608    $   147,142
   Total operating expenses                              428,689       392,155       290,511       195,928        165,697
   Operating income (loss)                                16,386        80,721        39,309        24,680       (18,554)
   Income (loss) before income tax expense
     (benefit) and cumulative effective change
     in accounting                                        24,832        88,332        43,415        25,086       (17,746)
   Income tax expense (benefit)                            8,282        33,465        16,954        (5,480)         -
   Income (loss) before cumulative effect of
     change in accounting                                 16,550        54,868        26,460        30,566       (17,746)
   Cumulative effect of change of method of
     change in accounting                                    -             -             549          -             -
   Net income (loss)                                      16,550        54,868        27,010        30,566       (17,746)
   Income (loss) per share before cumulative
     effect of a change in accounting:
       Basic                                                0.58          2.02          1.02          1.43         (1.30)
       Diluted                                              0.56          1.90          0.93          1.32         (1.30)
   Net income (loss) per share:
       Basic                                                0.58          2.02          1.04          1.43         (1.30)
       Diluted                                              0.56          1.90          0.95          1.32         (1.30)

   Balance Sheet Data:
   Cash and cash equivalents                         $    87,555    $  109,251    $   67,851   $    47,289    $     3,641
   Current assets                                        192,048       199,794       140,361        94,209         33,999
   Total assets                                          413,685       295,317       187,546       119,620         50,598
   Current liabilities                                   152,064       136,159        98,475        68,721         50,324
   Long-term debt                                         66,898           204           329           435          3,566
   Total liabilities                                     244,552       150,538       106,501        75,230         56,272
   Stockholders' equity (deficit)                        169,133       144,779        81,045        44,391        (5,673)
   Working capital (deficit)                              39,984        63,635        41,886        25,488       (16,325)

                                                                               Year Ended March 31,
                                                          2002         2001          2000          1999          1998
                                                    -----------------------------------------------------------------------
Selected Operating Data:
Passenger revenue (000s) (2)                         $    435,946   $  462,609    $  320,850   $   214,311   $   142,018
Revenue passengers carried (000s)                           3,069        3,017         2,284         1,664         1,356
Revenue passenger miles (RPMs) (000s) (3)               2,756,965    2,773,833     2,104,460     1,506,597     1,119,378
Available seat miles (ASMs) (000s) (4)                  4,592,298    4,260,461     3,559,595     2,537,503     1,996,185
Passenger load factor (5)                                   60.0%        65.1%         59.1%         59.4%         56.1%
Break-even load factor (1) (6)                              57.6%        52.7%         51.1%         52.4%         63.1%
Block hours (7)                                            92,418       83,742        71,276        52,789        42,767
Departures                                                 41,736       38,556        33,284        25,778        22,257
Average seats per departure                                   132          132           129           125           124
Average stage length                                          834          837           829           787           723
Average length of haul                                        898          919           921           905           826
Average daily block hour utilization (8)                      9.1          9.4           9.9           9.6           9.5
Yield per RPM (cents) (9)                                   15.78        16.66         15.23         14.19         12.68
Total yield per RPM (cents) (10)                            16.14        17.05         15.67         14.64         13.14
Yield per ASM (cents) (11)                                   9.47        10.85          9.00          8.42          7.11
Total yield per ASM (cents) (12)                             9.69        11.10          9.27          8.69          7.37
Expense per ASM (cents) (1)                                  9.33         9.20          8.16          7.72          8.30
Expense per ASM excluding fuel (cents) (1)                   8.00         7.54          6.91          6.82          7.13
Passenger revenue per block hour                     $      4,717   $    5,524    $    4,502   $     4,060   $     3,321
Average fare (13)                                    $        132   $      146    $      134   $       123   $       100
Average Aircraft in service                                  27.8         24.5          19.7          15.0          12.3
Aircraft in service at end of year                           30.0         25.0          23.0          17.0          14.0
Average age of aircraft at end of year                       10.6         11.4          10.5          14.7          16.2
EBITDAR (000s) (14)                                  $    100,403   $  147,179    $   90,583   $    58,848   $     7,437
EBITDAR as a % of revenue                                   22.6%        31.1%         27.5%         26.7%          5.1%

(1)  The  write-down  of  the  carrying  values  of  the  Boeing  737-200  aircraft  parts  totaling  $1,512,000,  the stabilization  act  compensation  of  $12,703,000,  and the  unusual  item for the  early  lease  termination  of
     $4,914,000 , during the year ended March 31, 2002,  have been excluded  from the  calculation  of the  break-even load factor, expense per ASM and expense per ASM excluding fuel.
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
(8)  "Average daily block hour utilization" represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period.  The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operation spare aircraft.
(9)  "Yield per RPM" is determined by dividing  passenger  revenues  (excluding  charter revenue) by revenue passenger miles.
(10) "Total yield per RPM" is determined by dividing total revenues by revenue passenger miles.
(11) "Yield per ASM" is  determined by dividing  passenger  revenues  (excluding  charter  revenue) by available  seat miles.
(12) "Total yield per ASM" is determined by dividing passenger revenues by available seat miles.
(13) "Average fare" excludes revenue included in passenger revenue for non-revenue  passengers,  administrative  fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(14) "EBITDAR",  or "earnings before interest,  income taxes,  depreciation,  amortization and aircraft rentals," is a supplemental  financial  measurement  many  airline  industry  analysts  and  we use  in  the  evaluation  of our business.  However,  EBITDAR should only be read in conjunction  with all of our financial  statements  appearing elsewhere  herein,  and should not be construed as an  alternative  either to operating  income (as determined in accordance  with generally  accepted  accounting  principles) as an indicator of our operating  performance or to
     cash  flows  from  operating   activities  (as  determined  in  accordance  with  generally  accepted  accounting principles)  as a measure of liquidity.  Our  calculation  of EBITDAR may not be  comparable to similarly  titled measures reported by other companies.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Statistics

       The following  table provides our operating  revenues and expenses  expressed as cents per total available seat miles ("ASM") and as a percentage of total operating revenues,  as rounded,  for the years ended March 31, 2002, 2001, and 2000.

                                                     2002                      2001                      2000
                                           ---------------------------------------------------------------------------------
                                            Per             %            Per           %            Per             %
                                            total           of           total         of           total           of
                                            ASM             Revenue      ASM           Revenue      ASM             Revenue
                                            ---             -------      ---           -------      ---             -------
  Revenues:

      Passenger                             9.49            97.9%        10.86         97.8%        9.02            97.3%
      Cargo                                 0.14             1.5%         0.18          1.6%        0.19             2.1%
      Other                                 0.05             0.6%         0.06          0.6%        0.06             0.6%
                                           ---------------------------------------------------------------------------------
  Total revenues                         9.68           100.0%        11.10        100.0%        9.27           100.0%

  Operating expenses:

      Flight operations                     4.16            42.9%         4.21         37.9%        3.53            38.1%
      Aircraft and traffic servicing        1.53            15.8%         1.42         12.8%        1.38            14.8%
      Maintenance                           1.53            15.8%         1.54         13.9%        1.41            15.2%
      Promotion and sales                   1.29            13.4%         1.31         11.8%        1.29            14.0%
   General and administrative            0.57             5.9%         0.59          5.3%        0.46             5.0%
      Depreciation and amortization         0.25             2.6%         0.13          1.2%        0.10             1.0%
                                           ----------------------------------------------------------------------------------

  Total operating expenses                  9.33            96.4%         9.20         82.9%        8.16            88.1%
                                          ===================================================================================

Results of Operations - Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

General

       We are a scheduled  airline based in Denver, Colorado.  We were organized in February 1994 and we began flight operations  in July 1994 with two  leased  Boeing  737-200  aircraft.  We have since  expanded  our fleet to 27 leased aircraft and four purchased Airbus A319 aircraft, comprised of seven Boeing 737-200s, 17 Boeing 737-300s,  and seven
Airbus A319s

       Beginning in May 2001,  we began a fleet  replacement  plan by which we will replace our Boeing  aircraft  with new purchased and leased Airbus jet aircraft,  a transition we expect to complete by approximately  the second quarter of calendar  year 2006,  assuming  early lease returns of five of our Boeing  aircraft.  We advanced the return of one leased Boeing 737-300  aircraft to its owner from April 2002 to September 2001 and two leased Boeing 737-200  aircraft from September and November 2004 to November 2002 and January 2003.

       During the fiscal year ended March 31, 2002 we added  Houston,  on May 16, 2001,  Reno/Lake  Tahoe,  Nevada and
Austin,  Texas,  on October 1, 2001,  New Orleans,  Louisiana on February 1, 2002,  Sacramento,  California,  and Fort
Lauderdale, Florida on February 26, 2002.

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

Impact of the September 11, 2001 Terrorist Attacks and Our Response

     Among the effects  experienced by us from the September 11, 2001 terrorist  attacks have been significant  flight disruption  costs  caused by the  FAA's  temporary  grounding  of the U.S.  airline  industry's  fleet,  significantly increased  security,  insurance and other costs,  significantly  higher ticket refunds and significantly  reduced load factors.  These and other  associated  factors  affected our results of operations  particularly  during the last four months of 2001.

       Immediately  following  the  terrorist  attacks on  September  11, 2001,  we took  several  steps to reduce our operating  expenses.  We reduced our capacity by  approximately  20%. We also reduced our costs by offering  voluntary leaves of absences  and early  retirements,  and by  furloughs,  totaling  approximately  405  employees;  by reducing salaries for our officers by 20 to 40%,  reducing the salaries of 650 other  employees by three to 15%; by eliminating food service  provided on our flights;  by deferring  nonessential  capital  spending and  significantly  reducing all nonessential  operating  expenses.  We also have  generally  experienced  lower fuel prices since the end of September
2001.  These cost  savings  were  offset by  increased  security  costs and  higher  insurance  premiums.  We have not altered the Airbus  delivery  schedule and our intent is to continue with the fleet  transition plan in place prior to
September 11, 2001.

       As of March  31,  2002,  we have  fully  restored  service  to our  pre-September  11,  2001  levels as well as increased  capacity by  approximately  11.3%.  As of May 24, 2002,  we had recalled  approximately  390 employees as a result of the  increases  in  capacity,  that  were  phased in  beginning  November  15,  2001,  additional  personnel requirements for enhanced security  measures,  and maintenance  personnel to provide heavy  maintenance  checks on the additional  aircraft that will fly the increased  schedule.  In mid December 2001, we restored  essentially all of our pre  September  11, 2001 food service.  During the three months ended  December 31, 2001,  we reinstated  salaries for all employees  except pilots,  director level employees and officers.  Pilots,  officers and director level employees'
salaries were reinstated to their pre-September 11, 2001 levels effective January 1, 2002.

       After the events of September  11, 2001,  many  domestic  airlines  began  working with the FAA to increase the security of aircraft flight decks. A variety of security  enhancements  were introduced,  ranging from Level 1 through
Level 4.  Level 4 has the most  comprehensive  enhancements.  We also began  exploring  additional  security  measures and, working with our aircraft  manufacturers and the FAA,  developed enhanced flight deck door security measures that are consistent  with Level 2. All of our Boeing  aircraft are currently  Level 2 compliant.  Our seven Airbus aircraft are at least Level 2 compliant and,  pending FAA  approvals,  will be Level 4 compliant by  approximately  April 2003.
The federal  government has established  funds from which  participating  airlines are reimbursed to some extent,  not yet  determined,  for the additional  flight  security  enhancements.  We intend to participate in that  reimbursement program.

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

       As a result of the September 11 terrorist  attacks,  expansion of our operations,  transition  costs associated with our fleet  replacement  plan during the year ended March 31,  2002,  the  slowing  economy,  and hail storms that damaged  five of our  aircraft  earlier in the year,  we do not believe our results of  operations  for the year ended
March 31, 2002 are indicative of future operating results or comparable to the year ended March 31, 2001.

Results of Operations

       We had net income of  $16,550,000  or 56(cent)per  diluted  share for the year ended  March 31, 2002 as compared to net income of  $54,868,000  or $1.90 per diluted share for the year ended March 31, 2001, a decrease of $38,318,000 or 69.9%.  On September  11, 2001,  the FAA  temporarily  suspended  all  commercial  airline  flights as a result of the terrorist  attacks on the United States.  As a result of this suspension,  we cancelled 407 scheduled flights until we resumed  operations  on September  14,  2001.  After we resumed  operations, we cancelled 303 additional scheduled flights through  September 30, 2001 as a result of diminished  consumer demand.  During the year ended March 31, 2002, our daily average aircraft block hour utilization  decreased to 9.1 from 9.4 during the prior comparable  period ended
March 31, 2001,  as we reduced  approximately  18.2% of departures  originally  scheduled  during that period.  Due to high fixed costs,  we continued to incur a  significant  portion of our normal  operating  expenses  during the period from September 11, 2001 through December 31, 2001 and incurred operating losses.

       As a result,  we recognized  $12,703,000 of the federal grant we received under the Act, which  compensates for direct and  incremental  losses  incurred by air carriers  from  September  11, 2001 through the end of calendar  year
2001. Our fiscal year net income included an after-tax gain of $7,749,000  from the Federal grant program;  a $922,000 write-down,  net of taxes,  for the  carrying  value of spare parts that support our Boeing  737-200A  aircraft and an unusual  charge of  $2,998,000,  net of taxes,  for the early return of two Boeing  737-200  aircraft.  Without  these unusual items, we would have reported net income of $12,721,000, or $0.43 per diluted common share.

       During the year ended March 31, 2002,  we took  delivery of our first six Airbus  aircraft.  Because this was a new aircraft type for us, we were required by the FAA to demonstrate  that our crews were  proficient in flying Airbus aircraft and that we were capable of properly  maintaining  the aircraft  and related  maintenance  records  before we placed these aircraft in scheduled  passenger  service.  This process took longer than we originally  had  anticipated and, as a result,  we were required to cancel scheduled  flights that the first aircraft was scheduled to perform.  We believe that this delay in receiving  necessary FAA approval,  adversely  affected our passenger revenues and our cost per ASM during the year ended March 31, 2002.

       Our costs per ASM for the year ended March 31, 2002 was  9.33(cent)and for the year ended March 31, 2001 was
9.20(cent), or an increase of .13(cent) or 1.4%. Costs per ASM excluding fuel for the years ended March 31, 2002 and
2001 were 8.00(cent)and 7.54(cent), respectively, or an increase of .46(cent)or 6.1%. Our cost per ASM increased during the year ended March 31, 2002 over the prior comparable year principally because of the decreased aircraft utilization and shorter stage lengths during that period.  These expenses were impacted by the terrorist attacks and the hail damage to five of our aircraft, or approximately 20% of our fleet, during the year ended March 31, 2002.
During the year ended March 31, 2002, we wrote down the carrying value of spare parts that support the Boeing 737-200 aircraft by $1,512,000 as a result of diminished demand for that aircraft type, resulting in an increase of .03(cent)
per ASM for the period. We incurred short-term lease expenses for substitute aircraft to minimize the number of flight cancellations while the hail damage to our aircraft was being repaired, additional maintenance expenses for the repair of the hail damage, and interrupted trip expenses as a result of the number of flight cancellations related to the aircraft out of service for repair.  During April 2001, the Denver area also experienced an unusual blizzard, which caused flight cancellations as well as expenses associated with deicing our aircraft.  We estimate that the total adverse impact on our cost per ASM associated with these unusual weather conditions was .04(cent), or approximately
$1,893,000, for the year ended March 31, 2002.  During the year ended March 31, 2002, we incurred approximately
$4,511,000 in transition expenses associated with the induction of the Airbus aircraft, which had an adverse effect on our CASM of approximately .10(cent)per ASM.  These include crew salaries; travel, training and induction team expenses; and depreciation expense.  An increase in pilots' salaries effective  in May 2001 also contributed to the increase in cost per ASM during the year ended March 31, 2002.  Additionally, due to the flight cancellations as a result of the September 11 terrorist attacks and these weather conditions, our ASMs were less than we had planned, which caused our fixed costs to be spread over fewer ASMs and, we believe, distorted our cost per ASM for the period.

       An airline's  break-even load factor is the passenger load factor that will result in operating  revenues being equal to operating  expenses,  assuming  constant  revenue per passenger  mile and expenses.  For the year ended March
31, 2002,  our  break-even  load factor was 57.6%  compared to our achieved  passenger  load factor of 60.0%.  For the year ended March 31, 2001,  our break-even  load factor was 52.7%  compared to the passenger  load factor  achieved of
65.1%.  Our  break-even  load factor  increased  for the year ended March 31,  2002 from the prior  comparable  period largely as a result of a decrease  in our  average  fare to $132 during the year ended March 31, 2002 from $146 during the year ended  March 31,  2001,  compounded  by an  increase in our expense per ASM to 9.33(cent)for the year ended
March 31, 2002 from 9.20(cent)for the year ended March 31, 2001.

Revenues

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

       Effective  February  17,  2002,  the DOT began to  provide  security  services  through  the newly  established
Transportation  Security  Agency and assumed many of the contracts and overseeing  those security  vendors that we and other  carriers use to provide  airport  security  services.  Additionally,  the DOT will reimburse us, as well as all other air carriers,  for certain security services  provided by our own personnel.  In order to be able to provide and fund these security  services,  the DOT has imposed a $2.50 security  service fee per passenger  segment flown, not to exceed $5.00 for one-way  travel or $10.00 for a round trip,  on tickets  purchased on and after  February 1, 2002. We are unable to predict the effect that these additional fees may have on future fare or passenger traffic levels.

       Our  average  fare for the year ended  March 31,  2002 was $132 and for the year ended March 31, 2001 was $146.
We believe that the decrease in the average fare during the year ended March 31, 2002 from the prior  comparable  year was  principally a result of the slowing  economy.  During the year ended March 31, 2001, we  experienced  an increase in the number of passengers that a major competitor  directed to us because of delays and  cancellations  that airline experienced.  We  estimate  that the  additional  passenger  traffic  received  from that  airline  had the  effect of increasing our load factor and average fare for the year ended March 31, 2001 by  approximately  .6 load factor points and .9%, respectively.

       Passenger  Revenues.  Passenger  revenues  totaled  $435,946,000  for the year ended March 31, 2002 compared to
$462,609,000  for the year ended March 31, 2001, or a decrease of 5.8%, on increased  capacity of 331,837,000  ASMs or
7.8%. The number of revenue  passengers  carried was 3,069,000 for the year ended March 31, 2002 compared to 3,017,000 for the year ended  March 31,  2001 or an increase  of 1.7%.  We had an average of 27.8  aircraft in our fleet  during the year ended  March 31, 2002  compared  to an average of 24.5  aircraft  during the year ended  March 31,  2001,  an increase of 13.5%.  RPMs for the year ended March 31, 2002 were  2,756,965,000  compared to 2,773,833,000 for the year ended March 31,  2001,  a decrease of .6%. We believe  that our  cancelled  flights due to the  terrorist  attacks and weather had an adverse effect on our revenue during the period.

       Cargo  revenues,  consisting of revenues from freight and mail service,  totaled  $6,624,000 and $7,517,000 for the years  ended  March 31,  2002 and 2001,  respectively,  representing  1.5% and 1.6% of total  operating  revenues, respectively,  a decrease of 11.9%.  We believe that our cargo  revenues have been impacted by the slowing  economy as well as the flight cancellations as a result of the terrorist attacks,  and the resulting  limitations placed on cargo service as a result of the  terrorist  attacks.  This  adjunct to the  passenger  business is highly  competitive  and depends  heavily on aircraft  scheduling,  alternate  competitive  means of same day  delivery  service  and  schedule reliability.

       Other  revenues,  comprised  principally  of interline  handling  fees,  liquor sales and excess  baggage fees, totaled  $2,505,000 and $2,751,000 or .6% of total  operating  revenues for each of the years ended March 31, 2002 and
2001, respectively.

Operating Expenses

       Operating  expenses include those related to flight operations,  aircraft and traffic  servicing,  maintenance, promotion and sales,  general and  administrative  and depreciation and  amortization.  Total operating  expenses were
$428,689,000 and  $392,155,000,  respectively,  for the years ended March 31, 2002 and 2001, and represented 96.4% and
82.9% of total revenue,  respectively.  Operating  expenses increased as a percentage of revenue during the year ended
March 31, 2002 as a result of the 5.8% decrease in passenger  revenues,  associated  with the slowing  economy and the
September 11  terrorist  attacks.  For a  discussion  of steps we have taken to reduce our expenses as a result of the
September 11, 2001 terrorist attacks, see " Liquidity and Capital Resources" below.

       Flight  Operations.  Flight operations  expenses of $191,041,000 and $179,453,000 were 42.9% and 37.9% of total revenue for the years ended March 31, 2002 and 2001,  respectively.  Flight  operations  expenses include all expenses related  directly to the operation of the aircraft  including  fuel,  lease and insurance  expenses,  pilot and flight
attendant  compensation,   in-flight  catering,  crew  overnight  expenses,  flight  dispatch  and  flight  operations administrative  expenses.  Included  in  flight  operations  expenses  during  the  year  ended  March  31,  2002  are approximately $2,315,000 for Airbus training and related travel expenses.

       Aircraft fuel expenses  include both the direct cost of fuel including  taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel costs of  $61,226,000 for 70,530,000 gallons  used and  $71,083,000  for
66,724,000 gallons used resulted in an average fuel cost of 87(cent)and $1.07 per gallon and represented 32.1% and
39.6% of total flight operations expenses for the years ended March 31, 2002 and 2001, respectively.  Fuel prices are subject to change weekly,  as we do not purchase  supplies in advance for  inventory.  Fuel  consumption  for the year ended March 31, 2002 and 2001 averaged 763 and 797 gallons per block hour,  respectively.  Fuel consumption  decreased from the prior  comparable  periods  because of a  decrease  in our load  factors,  the more  fuel-  efficient  Airbus aircraft  added to our fleet and a newly  developed  fuel  conservation  program  implemented  in  August  2001.  Fuel consumption also decreased  during the year ended March 31, 2002 from the prior comparable  period also as a result of decreased use of the Boeing  737-200  aircraft,  which have a higher fuel burn rate than the Boeing 737-300 and Airbus
A319 aircraft.  We do not hedge our fuel expense exposure.

       Aircraft lease expenses  totaled  $64,990,000  (14.6% of total revenue) and $61,194,000  (13% of total revenue)
for the years ended  March 31, 2002 and 2001,  respectively,  or an increase of 6.2%.  The  increase is largely due to an  increase  in the average  number of  aircraft  to 27.8 from 24.5,  or 13.5%,  during the year ended March 31, 2002 compared  to the same  period in 2001.  During  the year  ended  March 31,  2002,  to  minimize  the  number of flight cancellations  while our aircraft were being repaired following hail damage, we incurred  short-term lease expenses of
$630,000 for aircraft to partially  replace  capacity of the damaged  aircraft.  During the year ended March 31, 2002, we also added our first three  owned  Airbus  aircraft  to our fleet.  These  aircraft  do not have  associated  lease expense.

         Aircraft  insurance  expenses  totaled  $5,324,000 (1.2% of total revenue) for the year ended March 31, 2002.
Aircraft  insurance  expenses  for the year ended  March 31, 2001 were  $3,241,000  (.7% of total  revenue).  Aircraft insurance expenses were .19(cent)and .12(cent)per RPM for the years ended March 31, 2002 and 2001, respectively.
Aircraft insurance expenses during the year ended March 31, 2002 have not been fully impacted by the result of the terrorist attacks on September 11, 2001. Our aviation war risk underwriters issued immediately following the events of
September  11, seven days notice of  cancellation  to us. On September 24, 2001,  these  underwriters  reinstated  war risk  passenger  liability  coverage  but limited  third party bodily  injury and  property  damage to $50 million per occurrence.  A special  surcharge of $1.25 per passenger  carried was  established  as the premium for this  coverage.
At the same time,  the FAA provided us  supplemental  third party war risk coverage from the $50 million limit to $1.6 billion.  The premium for this  supplemental  coverage is $7.50 per flight  departure and is now set to expire on June
19, 2002, unless renewed by Congress.

       Pilot and flight attendant  salaries before payroll taxes and benefits  totaled  $32,042,000 and $22,475,000 or
7.4% and 4.9% of passenger  revenue for each of the years ended March 31, 2002 and 2001,  or an increase of 42.6%.  In
November 1998, our pilots voted to be represented by an independent  union, the Frontier  Airline Pilots  Association.
The first  bargaining  agreement  for the pilots,  which has a 5-year term,  was  ratified  and made  effective in May
2000. In May 2001, we agreed to reconsider  the current rates of pay under our  collective  bargaining  agreement with our pilots in part because  several  pilot  unions at other air carriers  received  wage  increases,  which caused our pilot salaries to be substantially  below those paid by certain of our  competitors.  We submitted a revised pilot pay proposal to the Frontier  Airline Pilots  Association,  and its members  accepted this proposal and was made effective
May 2001.  Pilot and flight  attendant  compensation  also  increased  as a result of a 13.5%  increase in the average number of aircraft  in service,  an increase of 10.4% in block  hours,  a general  wage  increase in flight  attendant salaries,  and additional  crews required  replacing  those  attending  training on the Airbus  equipment.  During the three months ended  December 31, 2001,  FAPA agreed to an 11% decrease in salaries for all pilots in lieu of furloughs as a result of the September 11, 2001 terrorist  attacks.  The pilot salary levels were reinstated  effective  January
1, 2002.

       Aircraft and Traffic  Servicing.  Aircraft and traffic servicing  expenses were $70,202,000 and $60,408,000 (an increase  of 16.3%) for the years  ended March 31, 2002 and 2001,  respectively,  and  represented  15.8% and 12.8% of total revenue.  Aircraft and traffic servicing  expenses include all expenses incurred at airports,  including landing fees,  facilities  rental,  station labor,  ground handling  expenses,  and interrupted trip expenses  associated with delayed or  cancelled  flights.  Interrupted  trip  expenses  are  amounts  paid to other  airlines  to  reaccommodate passengers as well as hotel,  meal and other incidental  expenses.  Aircraft and traffic  servicing  expenses increase with the addition of new cities and  departures to our route  system.  During the year ended March 31, 2002, we served
30 cities  compared to 23 during the year ended March 31, 2001,  or an increase of 30.4%.  During the year ended March
31, 2002,  our  departures  increased to 41,736 from 38,556 or 8.2%.  Aircraft and traffic  servicing  expenses  were
$1,682 per  departure  for the year ended March 31, 2002 as compared to $1,567 per  departure for the year ended March
31, 2001,  or an increase of $115 per  departure.  Aircraft and traffic  servicing  expenses  increased as a result of expenses  associated  with  deicing in April  2001 as a result of an  unusual  spring  blizzard,  a general  wage rate increase and an increase in  interrupted  trip expenses as a result of the number of flight  cancellations  related to the aircraft out of service for repair of hail damage.  Additionally,  our security expenses  increased  substantially during the year ended March 31,  2002,  or  approximately  119.7%  greater than those  incurred  during the year ended
March 31, 2001, as a result of the September 11, 2001  terrorist  attacks.  Additionally,  due to the number of flight cancellations  as a result of  weather  conditions,  as well as the  September  11  terrorist  attacks,  the number of departures  were less than we had  planned,  which caused our fixed costs to be spread over fewer  departures  thereby increasingour expenses per departure for the year ended March 31, 2002.

       Effective  February  17,  2002,  the DOT began  providing  security  services  through  the  newly  established
Transportation  Security  Agency or assumed many of the contracts and overseeing  those  security  vendors that we and other  carriers use to provide  airport  security  services.  Additionally,  the DOT will reimburse us, as well as all other air carriers,  for certain security services  provided by our own personnel.  In order to be able to provide and fund these security  services,  the DOT has imposed a $2.50 security  service fee per passenger  segment flown, not to exceed $5.00 for one-way  travel or $10.00 for a round trip,  on tickets  purchased on and after  February 1, 2002. In anticipation  that these fees will not be  adequate to cover the costs of the TSA, a security  infrastructure  fee has been  assessed to all air carriers in an amount equal to the  security  fees paid by each carrier  during the calendar year ended  December 31,  2000.  The security  infrastructure  fee is expected to be far less than the security  costs that have been  assumed  by TSA.  As a result of these  actions,  we expect  our  expenses  associated  with  security services to be  significantly  reduced after February 17, 2002.  During the years ended March 31, 2002 and 2001, total security related expenses approximated $3,871,000 and $1,762,000, respectively.

       Maintenance.   Maintenance  expenses  for  the  years  ended  March  31,  2002  and  2001  of  $70,227,000  and
$65,529,000, respectively, were 15.8% and 13.9% of total revenue, an increase of 7.2%. These include all labor, parts and supplies  expenses  related to the  maintenance  of the aircraft.  Routine  maintenance  is charged to maintenance expense as  incurred  while  major  engine  overhauls  and heavy  maintenance  checks  expense  are  accrued  monthly.
Maintenance  costs  per block  hour for the years  ended  March 31,  2002 and 2001 were $760 and $783 per block  hour, respectively.  Maintenance  cost per  block  hour  decreased  during  the year  ended  March  31,  2002 from the prior comparable  year as a result of decreased  utilization of our Boeing 737-200  aircraft which are older and more costly to maintain than our other  aircraft.  Additionally,  we added 6 new Airbus  aircraft that are less costly to maintain than our older Boeing aircraft.  These  maintenance  savings were offset or distorted by several  factors.  During the year ended March 31,  2002,  we  incurred  approximately  $881,000  for Airbus  training or $10 per block hour.  Also, during the year ended March 31, 2002,  we decreased  the number of our  departures  as a result of decreased  consumer demand  for air  travel  and  reduced  the  utilization  of our  Boeing  737-200  aircraft,  which are more  costly to maintain.  We  also  incurred  increased  costs  in  personnel,  training  and  information  technology  expenses  for
implementation  of  new  maintenance  and  engineering   software  and  in  preparation  for  the  Airbus  transition.
Additionally,  due to the flight  cancellations  as a result of the  September  11  terrorist  attacks and the adverse spring weather  conditions,  our block hours were less than we had planned,  which caused our fixed costs to be spread over fewer block hours and, we believe, distorted our cost per block hour for the year ended March 31, 2002.

       Promotion and Sales.  Promotion and sales  expenses  totaled  $59,459,000  and  $55,881,000  and were 13.4% and
11.8% of total  revenue  for the  years  ended  March 31,  2002 and  2001,  respectively.  These  include  advertising
expenses,   telecommunications  expenses,  wages  and  benefits  for  reservationists  and  reservations  supervision, marketing  management and sales  personnel,  credit card fees,  travel agency  commissions  and computer  reservations costs.

       During the year ended March 31,  2002,  promotion  and sales  expenses per  passenger  increased to $19.37 from
$18.52 for the year ended March 31, 2001.  Promotion  and sales  increased  per  passenger  over the prior  comparable year  largely as a result of  increased  advertising  for  additional  fare sales  offered  during the year as well as advertising  in the new cities we entered this year.  Travel  agency  commissions  and interline  service  charges and handling fees, as a percentage of passenger revenue, before non-revenue  passengers,  administrative fees and breakage
(revenue  from expired  tickets),  decreased  to 3% for the year ended March 31,  2002,  compared to 3.5% for the year ended March 31, 2001 as a result of the cap we put on commissions  effective  September 2001. With increased  activity on our web site, our calls per passenger have  decreased.  Because of the increase in web site activity,  as well as a decrease in long distance  rates,  we  experienced a decrease in  communications  expense.  In July 2000, we opened an additional  reservations  facility in Las Cruces, New Mexico and simultaneously  terminated an outsourcing  agreement, which reduced our cost of reservations.

       General and  Administrative.  General and  administrative  expenses for the years ended March 31, 2002 and 2001 totaled $26,174,000 and $25,429,000, and were 5.9% and 5.3% of total revenue,  respectively.  During the years, ended
March  31,  2002  and  2001,  we  accrued  for  employee  performance  bonuses  totaling  $2,521,000  and  $7,009,000, respectively,  which were .6% and 1.5% of total  revenue,  a decrease  of 64%.  General  and  administrative  expenses include the wages and  benefits  for several of our  executive  officers and various  other  administrative  personnel including legal, accounting,  information technology,  aircraft procurement,  corporate  communications,  training and human resources and other expenses  associated with these  departments.  Employee health  benefits,  accrued  vacation and bonus expenses,  general  insurance  expenses  including  worker's  compensation,  and write-offs  associated with credit card and check fraud are also included in general and  administrative  expenses.  We  experienced  increases in our human  resources,  training  and  information  technology  expenses as a result of an increase in  employees  from approximately  2,360 in March 2001 to  approximately  2,700 in March 2002,  an increase  of 14.4%.  Also,  the cost of health  insurance  premiums  increased to $4,239,000  during the year ended March 31, 2002 from $2,166,000  during the prior comparable  period, an increase of 95.7%.  Because of the increase in personnel,  our health insurance  benefits expenses and accrued vacation expense  increased  accordingly.  During the year ended March 31, 2002, we also incurred start-up  costs  associated  with the  implementation  of our  in-house  revenue  accounting  department  which  began processing effective with April 2002 sales and revenue.

       Depreciation  and  Amortization.  Depreciation  and  amortization  expenses of $11,587,000 and  $5,455,000,  an increase of 112.4%,  were  approximately  2.6% and 1.2% of total  revenue for the years ended March 31, 2002 and 2001, respectively.  These expenses  include  depreciation of aircraft and aircraft  components,  office  equipment,  ground station  equipment  and  other  fixed  assets.  Depreciation  expense  increased  over the  prior  year as a result of depreciation  expense  associated  with our first three purchased  aircraft,  an increase in our spare parts inventory including  spare  engines and parts for the Airbus  fleet,  ground  handling  equipment,  and computers to support new employees as well as replacement computers for those with outdated technology.

       Nonoperating  Income (Expense).  Net nonoperating  income totaled  $8,447,000 for the year ended March 31, 2002 compared to $7,611,000 for the year ended March 31, 2001.  Interest  income  decreased to $4,388,000  from  $7,897,000 during the year ended March 31,  2002 from the prior year due to a decrease in cash  balances as a result of cash used for pre-delivery  payments for future purchases of aircraft,  spare parts inventories largely for the new Airbus fleet and a decrease in interest  rates.  Interest  expense  increased to $3,383,000  for the year ended March 31, 2002 from
$94,000 as a result of interest  expense  associated with the financing of the first three  purchased  Airbus aircraft received in May, August and September 2001.

       During the year ended March 31, 2002,  we  negotiated  early lease  terminations  on two of our Boeing  737-200 aircraft resulting in a pre-tax charge of $4,914,000 representing the advance payment amounts we agreed upon.

       During the year ended March 31, 2002,  we  recognized  $12,703,000  of the federal grant as a result of the Act to offset direct and  incremental  losses we experienced  as a result of the terrorist  attacks on September 11, 2001.
We received a total of $17,538,000 as of December 31, 2001; the remaining  $4,835,000  represents  amounts received in excess of estimated  allowable  direct and  incremental  losses  incurred from September 11, 2001 to December 31, 2001 and is included as a deferred liability on our balance sheet.

       Income Tax Expense.  We accrued  income taxes of  $8,282,000  and  $33,465,000  at 38.7% of taxable  income for each of the years ended March 31, 2002 and 2001,  respectively.  During the year ended March 31,  2002,  we recorded a credit to income tax  expense  totaling  $1,327,000.  During  the year ended  March 31,  2001,  we accrued  income tax expense  at the rate of 38.7%  which  was  greater  than  the  actual  effective  tax  rate of 37.6%  determined  upon completion  and filing of the income tax  returns in December  2001.  During the year ended  March 31,  2002,  we also recorded a $441,000  reduction to income tax expense as a result of a review and  revision of state tax  apportionment factors used in filing our amended state tax returns for 2000.

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

       Our costs per ASM for the years ended  March 31, 2001 and 2000  were  9.20(cent)and  8.16(cent), respectively, or an increase of 1.04(cent)or 12.7%.  Costs per ASM excluding fuel for the years ended March 31, 2001 and 2000 were 7.54(cent)and6.91(cent), respectively, or an  increase of .63(cent)or 9.1%. Our cost per ASM increased during the year ended March 31, 2001 principally because of increases in the cost of fuel which accounted for .42(cent)per
ASM, aircraft rentals for newer and larger aircraft of .09(cent)per ASM, maintenance expense of .13(cent), and general and administrative expenses primarily due to accrued bonuses for all employees resulting from increased profitability and a higher level of employee benefits of .13(cent)per ASM. A general wage rate increase effective in January 2000 and an increase in pilots' salaries effective in May 2000 also contributed to the increase in cost per ASM during the year ended March 31, 2001.  During the year ended March 31,  2001, two of our aircraft underwent unusually extensive maintenance checks. This was the first time we were required to perform an annual maintenance check on these aircraft since they entered our fleet.  During the year ended March 31,  2001, we also performed "D"checks on two of our aircraft for which reserves paid to the lessor were not adequate to fully recover the expenses.

         For the year ended March 31, 2001,  our break-even  load factor was 52.7% compared to our achieved  passenger load  factor of 65.1%.  For the year ended  March 31,  2000,  our  break-even  load  factor was 51.1%  compared to the passenger  load factor  achieved of 59.1%.  Our break-even  load factor  increased  over the prior  comparable  period largely as a result of an  increase  in our cost per ASM to 9.20(cent)for the year ended March 31, 2001 from 8.16(cent)
for the year ended March 31,  2000, offset by an increase in our average fare to $146 during the year ended March 31,
2001 from $134 during the year ended March 31, 2000, and an increase in our total yield per RPM from 15.67(cent)for the year ended March 31, 2000 to 17.05(cent)for the year ended March 31, 2001.

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

       Flight  Operations.  Flight operations expenses of $179,453,000 and $125,536,000 were 37.9% and 38.1% of total revenue for the years ended March 31, 2001 and 2000,  respectively.  Flight  operations  expenses include all expenses related  directly to the operation of the aircraft  including  fuel,  lease and insurance  expenses,  pilot and flight
attendant  compensation,   in-flight  catering,  crew  overnight  expenses,  flight  dispatch  and  flight  operations administrative expenses.

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

       Maintenance.   Maintenance  expenses  for  the  years  ended  March  31,  2001  and  2000  of  $65,529,000  and
$50,239,000,  respectively,  were  13.9% and 15.2% of total  revenue.  These  include  all labor,  parts and  supplies expenses  related to the  maintenance  of the  aircraft.  Routine  maintenance  is charged to  maintenance  expense as incurred while major engine  overhauls and heavy  maintenance  check expenses are accrued monthly.  Maintenance  costs per  block  hour for the  years  ended  March 31,  2001 and 2000  were  $783 and $705 per  block  hour,  respectively.
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

       General and  Administrative.  General and  administrative  expenses for the years ended March 31, 2001 and 2000 totaled $25,429,000 and $16,327,000,  and were 5.3% and 5.0% of total revenue,  respectively.  During the years, ended
March  31,  2001  and  2000,  we  accrued  for  employee  performance  bonuses  totaling  $7,009,000  and  $2,605,000, respectively,  which  were  1.5% and .8% of total  revenue,  an  increase  of  169.1%.  Employee  performance  bonuses increased  over the prior  comparable  period as a result of our increased  profitability  and an  enhancement  to the bonus program.  We experienced  increases in our human resources,  training and information  technology  expenses as a result of an increase  in  employees  from  approximately  2,067 in March 2000 to 2,362 in March 2001,  an increase of
14.3%.  We also  experienced  personnel  increases  for  aircraft  procurement  as a result of the  purchase and lease agreements  for Airbus  aircraft.  Because of the increase in personnel,  our health  insurance  benefit  expenses and accrued vacation  expense  increased  accordingly.  During the year ended March 31, 2001, our accrued vacation expense increased  as a result of the  increase  in pilot  salaries  and  vacation  benefits  due to a  collective  bargaining agreement concluded with the pilots' union effective in May 2000.

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

       Cumulative  Effect of Change in Method of  Accounting  for  Overhaul  Costs.  During the year  ended  March 31,
2000,  we changed our method of  accounting  for  routine  maintenance  checks from the accrual to the direct  expense method, which resulted in a credit of $549,000 net of income taxes of $351,000.

Liquidity and Capital Resources

       Our liquidity  depends to a large extent on the number of  passengers  who fly with us and the fares we charge.
Also,  we depend on financing to acquire many of our aircraft,  including 14 aircraft  scheduled for delivery by 2005.
We incurred  $72,000,000  in debt during the year ended March 31, 2002 to finance  three Airbus  aircraft.  We seek to control our operating costs, but our airline, like other airlines, has many fixed costs.

       We had cash and cash  equivalents and short-term  investments of $89,555,000 and $111,251,000 at March 31, 2002
and 2001,  respectively.  At March 31, 2002,  total current assets were  $192,048,000  as compared to  $152,064,000 of total current  liabilities,  resulting in working  capital of  $39,984,000.  At March 31, 2001,  total current  assets were  $199,794,000  as  compared  to  $136,159,000  of total  current  liabilities,  resulting  in working  capital of
$63,635,000.  The  decrease  in our cash and working  capital  from March 31, 2001 is largely a result of cash used by investing activities,  principally as a result of a net increase in pre-delivery  payments totaling  $16,148,000,  the purchase of our first three Airbus aircraft and spare parts for the new Airbus fleet.

       Cash  provided  by  operating  activities  for  the  year  ended  March  31,  2002  was  $40,294,000.  This  is attributable  to our net income for the  period,  increase in  deferred  tax  expense,  and  increases  in air traffic liability,  other  accrued  expenses,  accrued  maintenance  expenses,  and  deferred  rent,  offset by  increases  in restricted  investments,  security,  maintenance  and other  deposits,  and  inventories,  and  decreases  in accounts payable.  Also,  included in cash provided by  operations  is  $4,835,000  of amounts  received in excess of allowable direct and  incremental  losses  reimbursable  under the Act incurred  from  September  11, 2001 to December 31, 2001.
This amount also is included as a liability  on our balance  sheet as of March 31,  2002.  Cash  provided by operating activities  for the year  ended  March 31,  2001 was  $72,526,000.  This is  attributable  to our net  income  for the period,  decreases in  receivables  and increases in accrued  expenses,  income taxes payable and accrued  maintenance expense,  offset by increases in restricted  investments,  security,  maintenance and other deposits,  and inventories and decreases in accounts payable and air traffic liability.

       Cash used by investing  activities for the year ended March 31, 2002 was  $134,529,000.  Net aircraft lease and purchase deposits  increased by $17,483,000.  During the year ended March 31, 2002, we exercised  purchase options for three Airbus A319 aircraft,  and advanced their delivery dates from the third and fourth calendar  quarters of 2004 to
May and June 2002,  which required  deposits of  $9,603,000.  Additionally,  we amended the purchase  agreement to add two additional firm Airbus A319 aircraft,  for delivery in December 2002, which required  additional deposits in March
2002 of  $3,602,000.  We also used  $118,183,000  for the purchase of our first three Airbus  aircraft and to purchase rotable  aircraft  components to support the Airbus fleet,  as well as a spare engine for the Boeing fleet,  leasehold improvements for our new reservations  center,  computer  software for the new maintenance and accounting  systems and other  general  equipment  purchases.  Cash  used by  investing  activities  for the year  ended  March  31,  2001 was
$34,339,000.  We  had  maturities  of  $13,760,000  in  short-term  investments,   net  of  purchases,   comprised  of
certificates  of deposit and  government-backed  agencies with  maturities of one year or less.  During the year ended
March 31, 2001, we made cash security deposits and aircraft  pre-delivery  payments totaling $22,811,000 and increased restricted  investments by $3,331,000  associated with two leased Boeing 737-300  aircraft  delivered  during the year ended March 31, 2001, the 16 Airbus  aircraft we have agreed to lease with delivery dates  beginning in June 2001, and the 12 Airbus  aircraft we have  agreed to  purchase  with  delivery  dates  which began in May 2001.  During the year ended March 31, 2001, we used $21,957,000 for capital  expenditures for rotable aircraft components  including initial provisioning  for aircraft  components and certain buyer  furnished  equipment for the Airbus  aircraft  deliveries in
2001;  maintenance  equipment and tools;  aircraft  leasehold costs and improvements;  computer equipment and software for  enhancements to our internet  booking site and our reservation  system,  a replacement  maintenance  system;  and leasehold  improvements to our new reservations  center in Las Cruces, New Mexico, and our new headquarters in Denver,
Colorado.

       Cash  provided by  financing  activities  for the years ended March 31,  2002 and 2001,  were  $72,538,000  and
$3,213,000,  respectively.  During the year ended March 31, 2002, we borrowed  $72,000,000  to finance the purchase of our first three Airbus  aircraft,  of which  $1,942,000  was repaid  during the year ended March 31, 2002.  During the years  ended March 31, 2002 and 2001,  we received  $3,184,000  and  $3,326,000,  respectively,  from the  exercise of common stock  options and  warrants.  In April 1998,  we issued a warrant to purchase  1,075,393  shares of our common stock at a purchase  price of $2.50 per share.  During the years  ended March 31,  2002 and 2001,  the warrant  holder purchased 525,000 and 550,393 shares,  respectively,  of our common stock under this warrant resulting in net proceeds to us of $1,312,000 and $1,376,000, respectively.

Contractual Obligations

       The following table summarizes our contractual obligations as of March 31, 2002:

                                             Less than             1-3              4-5              After
                                               1 year             years            years            5 years               Total
                                           -----------------------------------------------------------------------------------------------

Long-term debt (1)                         $  3,226,000      $    7,082,000     $  8,081,000     $ 51,669,000       $   70,058,000
Capital lease obligations                       153,000              68,000           -                 -                  221,000
Operating leases (2) (4)                     78,609,000         144,219,000      125,581,000      357,895,000          706,304,000
Unconditional purchase obligations (3)      196,000,000         210,200,000           -                 -              406,200,000
                                           -----------------------------------------------------------------------------------------------
Total contractual cash obligations         $287,087,000         375,971,000      147,552,000      433,133,000        1,243,743,000
                                           ===============================================================================================

(1)  In May 2001,  we entered  into a credit  agreement to borrow up to  $72,000,000  for the purchase of three Airbus aircraft with a maximum  borrowing of $24,000,000  per aircraft.  Each aircraft loan has a term of 120 months and is payable in equal  monthly  installments,  including  interest,  payable in arrears.  The aircraft  secures the loans.  The credit  agreement  contains  certain  events of default,  including  events of default for failure to make payments when due or to comply with  covenants in the  agreement.  As of March 31, 2002, we had  $70,058,000 of debt  outstanding for purchase of these three Airbus  aircraft.  Each loan provides for monthly  principal and interest  payments  ranging from  $207,579 to $218,109,  bears  interest  with rates ranging from 6.05% to 6.71%, averaging 6.43% for the three aircraft loans,  with maturities in May, August,  and September 2011, at which time a balloon payment totaling  $10,200,000 is due with respect each aircraft loan.

(2)  As of March 31, 2002,  we lease three Airbus 319 type aircraft and 24 Boeing 737 type  aircraft  under  operating leases with  expiration  dates  ranging  from 2002 to 2014.  Under  these  leases,  we are  required to make cash security  deposits  or issue  letters  of credit  representing  approximately  two months of lease  payments  per aircraft.  At March 31,  2002,  we had made cash  security  deposits  and had arranged for issuance of letters of credit  totaling  $5,293,000 and $9,487,000,  respectively.  Accordingly,  our restricted  cash balance  includes
     $9,487,000 that  collateralizes the outstanding  letters of credit.  Additionally,  we make deposits to cover the cost of major  scheduled  maintenance  overhauls  of these  aircraft.  These  deposits are based on the number of flight hours flown and/or  flight  departures  and are not included as an obligation  in the above  schedule.  At
     March 31, 2002,  we had  remaining  unused  maintenance  deposits of  $51,055,000  classified  as an asset on our balance sheet.

     As a complement  to our Airbus  purchase  agreement,  in April and May 2000 we signed two  agreements to lease 16 new Airbus  aircraft,  for a term of 12 years,  three of which had been  delivered to us as of March 31, 2002. As of March 31, 2002,  we had made cash  security  deposits on the  remaining 13 aircraft we agreed to lease and had arranged  for  issuance of letters of credit  totaling  $400,000 and  $2,471,000,  respectively,  to secure these leases

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

(3)  We have  adopted  a fleet  replacement  plan to phase  out our  Boeing  737  aircraft  and  replace  them  with a combination  of Airbus A319 and A318  aircraft.  In March 2000,  we entered into an  agreement,  as  subsequently amended,  to purchase up to 31 new Airbus aircraft.  Included in the purchase  commitment  amount are amounts for spare aircraft  components to support the aircraft.  We are not under any  contractual  obligations  with respect to spare  parts.  We have agreed to firm  purchases of 17 of these  aircraft,  and have options to purchase up to an  additional 14 aircraft.  During the year ended March 31, 2002, we took delivery of the first three  purchased aircraft.  Under the terms of the purchase  agreement,  we are required to make scheduled  pre-delivery  payments for these  aircraft.  These payments are  non-refundable  with certain  exceptions.  As of March 31, 2002, we had made  pre-delivery  payments on future  deliveries  totaling  $44,659,000  to secure  these  aircraft  and option aircraft.  We expect to be operating up to 37  purchased  and leased  Airbus  aircraft,  by the first  quarter of calendar 2005.

     As  discussed  previously,  we have  secured a financing  commitment  for the first three  purchased  Airbus A319 aircraft.  We have  recently  signed a term sheet with a European  bank to provide debt  financing for two of our seven A319  aircraft  scheduled  for delivery  from Airbus in fiscal year 2003,  one of which was financed in May
     2002.  The  terms  permit  us to  borrow  up to  $51,100,000  over a period  of 120  months  at either a fixed or floating  interest  rate with a $7,600,000  balloon  payment due at  maturity.  We are also in  discussions  with several  other  European  banks  for  the  debt  financing  of the  remaining  fiscal  year  2003  A319  aircraft deliveries.  The additional  amount of financing  required will depend on the number of aircraft purchase options we exercise and our cash position  prior to delivery of the aircraft.  While we believe that such  financing will be available to us, there can be no assurance,  particularly in view of the September 11 terrorist attacks,  that financing  will be available  when  required,  or on acceptable  terms.  The  inability to secure such  financing could  result in delays in or our  inability  to take  delivery of Airbus  aircraft  we have agreed to  purchase, which would have a material adverse effect on us.

Commercial Commitments

       As we enter new markets,  increase the amount of space leased,  or add leased  aircraft,  we are often required to provide the lessor with a letter of credit,  bond, or cash security  deposits.  These  generally  approximate up to three  months of rent and  fees.  As of March  31,  2002,  we had  outstanding  letters  of  credit,  bonds,  and cash
security  deposits  totaling  $12,636,000,   $2,351,000,  and  $5,937,000,   respectively.  In  order  to  meet  these
requirements,  we have a credit  agreement with a financial  institution,  for up to $1,500,000,  which expires August
31, 2002, and another credit  agreement  with a second  financial  institution  for up to  $20,000,000,  which expires
November  30,  2002.  These  credit  lines can be used  solely  for the  issuance  of standby  letters of credit.  Any amounts drawn under the credit agreements are fully  collateralized  by certificates of deposit,  which are carried as restricted  investments  on our balance  sheet.  As of March 31, 2002,  we have drawn  $12,636,000  under these credit agreements  for  standby  letters  of credit  that  collateralize  certain  leases.  In the event  that  these  credit agreements are not renewed beyond their present  expiration  dates,  the certificates of deposit would be redeemed and paid to the various lessors as cash security  deposits in lieu of standby  letters of credit.  As a result there would be no  impact  on our  liquidity  if these  agreements  were not  renewed.  In the  event  that the  surety  companies determined  that  issuing  bonds on our  behalf  were a risk they were no longer  willing to  underwrite,  we would be required to collateralize  certain of these lease  obligations  with either cash security  deposits or standby letters of credit, which would decrease our liquidity.

       We use Airlines  Reporting  Corporation to provide  reporting and  settlement  services for travel agency sales and other related  transactions.  In order to maintain the minimum bond (or irrevocable  letter of credit) coverage of
$100,000,  ARC requires  participating  carriers to meet, on a quarterly basis,  certain  financial tests such as, but not limited to, net profit margin  percentage,  working capital ratio, and percent of debt to debt plus equity.  As of
March 31, 2002,  we met these  financial  tests and  presently  are only  obligated  to provide the minimum  amount of
$100,000 in coverage to ARC.  If we were to fail the minimum  testing  requirements,  we would be required to increase our bonding  coverage to four times the weekly  agency net cash sales  (sales net of refunds and agency  commissions).
Based on net cash  sales  remitted  to us for the  week  ended  May 10,  2002,  the  coverage  would be  increased  to
$1,834,000  if we failed the tests.  If we were unable to increase  the bond amount as a result of our then  financial condition,  we could be  required  to issue a letter of credit  that  would  restrict  cash in an amount  equal to the letter of credit.

       In  attempting  to maximize the  efficiency  of our fleet  replacement  plan; we continue to endeavor to return certain  leased B737  aircraft to their owners on dates before the  currently  scheduled  lease  expiration  dates for these  aircraft.  We returned  one Boeing  aircraft  during the year ended March 31,  2002.  If we early  return these aircraft from service and are unable to sublease  these aircraft to third parties,  we may incur  additional  expense, or pay the lessor all or a portion of the remaining  lease  payments,  that could result in a charge against  earnings in the period in which the  agreement is entered  into.  We have entered into an agreement to early return two 737-200 aircraft to the  lessor,  for which we have  recorded an unusual  charge or  approximately  $3,000,000,  net of income taxes, against earnings in our year ended March 31, 2002.

Critical Accounting Policies

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

       Critical  accounting  policies are defined as those that are both  important to the  portrayal of our financial condition  and results,  and require  management  to exercise  significant  judgments.  Our most  critical  accounting policies are described  briefly below. For additional  information  about these and our other  significant  accounting policies, see Note 1 of the Notes to the Financial Statements.

 Maintenance

       Routine maintenance and repairs are charged to operations as incurred.

       Under the terms of its  aircraft  lease  agreements,  the  Company  is  required  to make  monthly  maintenance deposits and a liability for accrued  maintenance is established  based on usage. The deposits are applied against the cost of major airframe maintenance checks,  landing gear overhaul and engine overhauls.  Deposit balances remaining at lease termination  remain with the lessor and any remaining  liability for maintenance  checks is reversed against the deposit balance.  Additionally,  a provision is made for the estimated costs of scheduled major overhauls  required to be performed on leased aircraft and components  under the provisions of the aircraft lease  agreements if the required monthly  deposit  amounts are not  adequate to cover the entire cost of the  scheduled  maintenance.  The Company also accrues for major airframe  maintenance  checks,  landing gear overhauls and engine  overhauls on its owned  aircraft.
Accrued  maintenance  expense expected to be incurred beyond one year is classified as long-term.  The amounts accrued for  maintenance  are based on  estimates  of the time  required to complete  the  procedures  and cost of parts used.
Additional maintenance accruals may be required of these estimates prove to be inadequate.

Revenue Recognition

         Passenger,  cargo,  and other  revenues  are  recognized  when the  transportation  is  provided or after the tickets  expire,  one year after  date of  issuance,  and are net of excise  taxes,  passenger  facility  charges  and security  fees.  Revenues  that have been  deferred  are  included in the  accompanying  balance  sheet as air traffic liability.

New Accounting Standards

         In June 2001, the Financial  Accounting  Standards  Board ("FASB") issued  Statement of Financial  Accounting
Standards No. 141,  "Business  Combinations"  which requires the use of the purchase  method and eliminates the option of using the  pooling-of-interests  method  of  accounting  for all  business  combinations.  The  provisions  in this statement apply to all business combinations  initiated after June 30, 2001, and all business  combinations  accounted for using the  purchase  method  for  which  the date of  acquisition  is July 1,  2001,  or  later.  This  accounting pronouncement presently has no impact on the Company as it does not have any business combinations planned.

        In June 2001,  the FASB issued  Statement of  Financial  Accounting  Standards  No. 142,  "Goodwill  and Other
Intangible  Assets" (SFAS 142) which  requires that all  intangible  assets  acquired,  other than those acquired in a business  combination,  be initially  recognized  and measured  based on the asset's fair value.  Goodwill and certain identifiable  intangible  assets are not to be amortized  under SFAS 142, but instead are reviewed for  impairment  at least annually in accordance  with the provisions of this  statement.  We are required to adopt the provisions of SFAS
142  effective  April  1,  2002.  This  accounting  pronouncement  will  have no  impact  on us as we do not  have any intangible assets on our balance sheet.

         In June 2001, the FASB issued  Statement of Financial  Accounting  Standards No. 143,  "Accounting  for Asset
Retirement  Obligations"  (SFAS 143), which addresses  financial  accounting and reporting for obligations  associated with the retirement of tangible  long-lived  assets and the associated  asset  retirement  costs. The standard applies to  legal  obligations  associated  with the  retirement  of  long-lived  assets  that  result  from the  acquisition, construction,  development  and/or  normal use of the asset.  SFAS 143 requires that the fair value of a liability for an asset  retirement  obligation be recognized in the period in which it is incurred if a reasonable  estimate of fair value can be made. The fair value of the liability is added to the carrying  amount of the  associated  asset and this additional  carrying  amount is depreciated  over the life of the asset.  The liability is accreted at the end of each period through  charges to operating  expense.  If the obligation is settled for other than the carrying amount of the liability,  it will  recognize a gain or loss on  settlement.  We do not expect the impact of adopting  SFAS 143 to be significant.

         In October 2001, the FASB issued  Statement of Financial  Standards No. 144,  Accounting  for the Impairment
or Disposal of Long-Lived  Assets (SFAS 144), which addressed  financial  accounting and reporting for the impairment or disposal of long-lived  assets.  While SFAS 144  supersedes  SFAS 121, Accounting for the Impairment of Long-Lived
Assets  and for  Long-Lived  Assets  to be  Disposed  of,  it  retains  many  of the  fundamental  provisions  of that
Statement.  SFAS 144 also  supersedes  the accounting  and reporting  provisions of APB Opinion No. 30,  Reporting the
Results of  Operations-Reporting  the Effects of Disposal of A Segment of a Business,  and Extraordinary,  Unusual and
Infrequently  Occurring  Events and  Transactions,  for the disposal of a segment of a business.  We do not expect the impact of adopting SFAS 144 to be significant.

September 11, 2001 Terrorist Attacks and Fiscal Year 2003 First Quarter Outlook

       The impact of the terrorist  attacks of September 11, 2001 and their aftermath on us and the domestic  economy, and the  sufficiency of our financial  resources to absorb that impact will depend on a number of factors,  including:
(i) the  magnitude  and duration of the adverse  impact of the  terrorist  attacks on the economy in general,  and the airline industry in particular;  (ii) our ability to reduce our operating costs and conserve our financial  resources, taking into  account  the  increased  costs we will incur as a  consequence  of the  attacks,  (iii) the higher  costs associated  with new  airline  security  directives  and any other  increased  regulation  of air  carriers;  (iv) the significantly  higher  costs of aircraft  insurance  coverage  including  coverage  for claims  caused by acts of war, terrorism,  sabotage,  hijacking and other similar perils,  and the extent to which such insurance will continue to be available;  (v) our ability to raise  additional  financing;  (vi) the price and availability of jet fuel, in light of current industry  conditions;  (vii) the extent of the benefits  received by us under the Act, taking into account any challenges to and  interpretations  or amendments of the Act or regulations  issued pursuant  thereto;  and (viii) the timing and health of an economic recovery or the lack thereof.

       Further terrorist  attacks using commercial  aircraft in flight could result in another grounding of our fleet, and could result in additional  reductions in load factor and yields,  along with increased  ticket refunds,  security and other costs. The worldwide  aviation  insurance market may not be able to sustain another  terrorist attack of the same  magnitude  as the  events of  September  11  without  further  material  increases  in  premiums  or  cutback in coverages.  In addition,  terrorist attacks not involving commercial aircraft,  or the general increase in hostilities relating to reprisals  against  terrorist  organizations  or  otherwise,  could  result in decreased  load factors and yields for airlines, including us, and increased costs.

       Our load  factor  for  April  2002 was 61.6%  compared  to 67.9% in April  2001.  As of May 15,  2002,  advance booking  levels were up 5.2 and 7.5 points in May and June,  respectively,  compared to the same date and for the same periods  last year.  Yields  appear to be headed for another  year over year  significant  decline in our first fiscal quarter  ending June 30,  2002,  as our  competitors  continue  to  discount  their fares or we match those lower fare levels.

       Due principally to the lack of  predictability  of future industry traffic and yields, we continue to be unable to fully estimate the impact on us of the events of September 11 and their  consequences,  and the  sufficiency of our financial resources to absorb that impact.

       We are  assessing  our  liquidity  position in light of our aircraft  purchase  commitments  and other  capital needs,  the  economy,  the events of  September  11, and other  uncertainties  surrounding  the airline  industry.  We
believe  it  may  be  appropriate  to  enhance  our  liquidity,   and  are  actively   considering  several  financing
alternatives.  In that regard,  we filed a shelf  registration  with the SEC in April 2002 that would allow us to sell equity or debt  securities  from time to time as market  conditions  permit,  or a public  offering  of equity or debt securities.  In addition,  we may pursue  domestic or foreign bank  financing,  public debt financing such as enhanced equipment trust  certificates,  leveraged  lease  arrangements or government  guaranteed  financing.  We have recently signed a term sheet with a European bank to provide debt  financing  for two of our seven A319 aircraft  scheduled for delivery from Airbus in fiscal year 2003. We are also in  discussions  with several other  European banks for the debt financing of the remaining five A319 aircraft.

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

       Our  earnings  are  affected  by  changes  in the price and  availability  of  aircraft  fuel.  Market  risk is estimated as a  hypothetical  10 percent  increase in the average cost per gallon of fuel for the year ended March 31,
2002.  Based on fiscal year 2002 actual fuel usage,  such an increase  would have  resulted in an increase to aircraft fuel expense of  approximately  $6,482,000  in fiscal year 2002.  Comparatively,  based on projected  fiscal year 2003 fuel usage,  such an increase  would result in an increase to aircraft  fuel expense of  approximately  $8,574,000  in fiscal year 2003.  The increase in exposure to fuel price  fluctuations  in fiscal year 2003 is due to the increase of our average  aircraft  fleet size during the year ended March 31,  2002,  projected  increases to our fleet during the year ended March 31, 2003 and related gallons purchased.

       Our average cost per gallon of fuel for the period ended March 31, 2002  decreased  18.7% over the average cost for the year ended March 31, 2001.

       We will be susceptible to market risk associated  with changes in interest rates on expected  future  long-term debt obligations to fund the purchases of our Airbus aircraft.

Item 8:  Financial Statements

       Our financial statements are filed as a part of this report immediately following the signature page.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

                                                       PART III

Item 10:  Directors and Executive Officers of the Registrant.

       The  information  required  by this Item is  incorporated  herein by  reference  to the data under the  heading
"Election of  Directors"  in the Proxy  Statement to be used in connection  with the  solicitation  of proxies for our annual meeting of shareholders  to be held on September 6, 2002. We will file the definitive  Proxy Statement with the
Commission on or before July 31, 2002.

Item 11.   Executive Compensation.

       The  information  required  by this Item is  incorporated  herein by  reference  to the data under the  heading
"Executive  Compensation"  in the Proxy  Statement to be used in connection  with the  solicitation of proxies for our annual meeting of shareholders  to be held on September 6, 2002. We will file the definitive  Proxy Statement with the
Commission on or before July 31, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

       The  information  required  by this Item is  incorporated  herein by  reference  to the data under the  heading
"Voting  Securities  and  Principal  Holders  Thereof"  in the  Proxy  Statement  to be used in  connection  with  the solicitation  of proxies for our annual  meeting of  shareholders  to be held on September  6, 2002.  We will file the definitive Proxy Statement with the Commission on or before July 31, 2002.

Item 13.   Certain Relationships and Related Transactions.

       The  information  required  by this Item is  incorporated  herein by  reference  to the data under the  heading
"Related  Transactions"  in the Proxy  Statement to be used in  connection  with the  solicitation  of proxies for our annual  meeting of  shareholders  to be held on September 6, 2002. We will file the  definitive  Proxy  Statement with the Commission on or before July 31, 2002.

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

   10.37(a)       Amendment No. 2 dated as of February 14, 2002 between  Wells Fargo Bank  Northwest,  N.A.  (formerly
                  First  Security Bank National  Association),  as Lessor and Frontier  Airlines,  Inc., as Lessee and
                  Triton  Aviation  Finance to the  Aircraft  Lease  Agreement  (MSN 23004)  dated as of February  26,
                  1999.  Portions of this  exhibit have been  excluded  from the  publicly  available  document and an application for confidential treatment of the excluded Material has been made. (22)

   10.38          Aircraft  Lease  Agreement (MSN 23007) dated as of February 26, 1999 between First Security Bank, N.A.
                  Lessor and Frontier Airlines, Inc., Lessee.  Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (13)

   10.38(a)       Amendment No. 2 dated as of February 14, 2002 between  Wells Fargo Bank  Northwest,  N.A.  (formerly
                  First  Security Bank National  Association),  as Lessor and Frontier  Airlines,  Inc., as Lessee and
                  Triton  Aviation  Finance to the  Aircraft  Lease  Agreement  (MSN 23004)  dated as of February  26,
                  1999.  Portions of this  exhibit have been  excluded  from the  publicly  available  document and an application for confidential treatment of the excluded Material has been made. (22)

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
                  treatment of the excluded material has been made. (20)

   10.51(d)       Amendment  No. 3 to Airbus  A318/319  Purchase  Agreement  dated as of March 10, 2000 between  AVSA,
                  S.A.R.L.,  Seller, and Frontier Airlines,  Inc., Buyer.  Portions of this exhibit have been excluded from  the  publicly  available  document  and an  application  for an  order  granting  confidential treatment of the excluded material has been made. (22)

   10.51(e)       Amendment  No. 3 to Airbus  A318/319  Purchase  Agreement  dated as of March 10, 2000 between  AVSA,
                  S.A.R.L.,  Seller, and Frontier Airlines,  Inc., Buyer.  Portions of this exhibit have been excluded from  the  publicly  available  document  and an  application  for an  order  granting  confidential treatment of the excluded material has been made. (23)

   10.51(f)       Amendment  No. 3 to Airbus  A318/319  Purchase  Agreement  dated as of March 10, 2000 between  AVSA,
                  S.A.R.L.,  Seller, and Frontier Airlines,  Inc., Buyer.  Portions of this exhibit have been excluded from  the  publicly  available  document  and an  application  for an  order  granting  confidential treatment of the excluded material has been made. (23)

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

   10.61          Lease Agreement dated as of December 15, 2000 between Gateway Office Four, LLC, Lessor, and Frontier Airlines,
                  Inc., Lessee. (18)

   10.62          Code Share Agreement dated as of May 3, 2001 between Frontier Airlines, Inc. and Great Lakes Aviation, Ltd.
                  Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (19)

   10.62(a)       Amendment No. 1 to the Codeshare  Agreement dated as of May 3, 2001 between Frontier Airlines,  Inc.
                  and Great Lakes  Aviation,  Ltd.  Portions  of the  exhibit  have been  excluded  from the  publicly available  document and an application for confidential  treatment of the excluded material has been made (22)

   10.63          Credit Agreement Dated as of May 9, 2001 between PK Finance and Frontier Airlines, Inc. Portions of this exhibit have been excluded form the publicly available document and an order granting confidential treatment of the excluded material has been received. (19)

   10.64          Mortgage and Security Agreement dated as of May 9, 2001 between PK Finance and Frontier Airlines, Inc.  (19)

   10.65          Codeshare Agreement between Mesa Airlines, Inc. and Frontier Airlines, Inc. (21)

   10.65(a)       Amendment  No. 1 to the  Codeshare  Agreement  dated as of September 4, 2001 between Mesa  Airlines,
                  Inc. and Frontier  Airlines,  Inc.  Portions of this  exhibit have been  excluded  from the publicly available  document and an  application  for  confidential  treatment of thee excluded  material has been made. (22)

   10.66          Employee  Stock  Ownership  Plan of  Frontier  Airlines,  Inc. as amended  and  restated,  effective
                  January 1, 1997 and executed February 5, 2002. (22)

   10.66(a)       Amendment of the Employee Stock Ownership Plan of Frontier  Airlines,  Inc. as amended and restated, effective January 1, 1997 and executed February 5, 2002 for EGTRRA. (22)

   10.67          Director  Compensation  Agreement  between  Frontier  Airlines,  Inc.  and  Samuel D.  Addoms  dated effective April 1, 2002.  (23)

   23.1           Consent of KPMG LLP (23)

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
   (18)  Incorporated by reference from the Company's  Quarterly  Report on Form 10-Q,  Commission File No. 0-24126,
         filed on February 7, 2001.
   (19)  Incorporated by reference from the Company's Report on Form 10-KSB, Commission File No. 0-24126, filed on
         June 8, 2001.
   (20)  Incorporated  by reference from the Companys  Quarterly  Report on Form 10-Q,  Commission  File No. 0-24126
         filed on August 3, 2001.
   (21)  Incorporated  by reference from the Company's Quarterly Report on Form 10-Q, Commission File No. 0-24126
         filed on November 14, 2001.
   (22)  Incorporated  by reference from the Company's  Quarterly  Report on Form 10-Q, Commission File No.0-24126
         filed on February 14, 2002.
   (23)  Filed herewith.

Item 14(b):  Reports on Form 8-K.

       During the quarter ended March 31, 2001, a report on Form 8-K was filed on January 22, 2001.

                                                         41

                                                      SIGNATURES

       Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  May 30, 2002                                  By: /s/ Paul H. Tate
                                                        -----------------------------------------------------------
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  May 30, 2002                                  By: /s/ Elissa A. Potucek
                                                        -----------------------------------------------------------
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

Date:  May 30, 2002                                  By:  /s/ Jeffery S. Potter
                                                         ----------------------------------------------------------
                                                     Jeffery S. Potter, Director

Date:  May 30, 2002                                  By:   /s/ Samuel D. Addoms
                                                          ---------------------------------------------------------
                                                     Samuel D. Addoms, Director

Date:  May 30, 2002                                  By:   /s/ William B. McNamara
                                                          ---------------------------------------------------------
                                                     William B. McNamara, Director

Date:  May 30, 2002                                  By:  /s/ Paul Stephen Dempsey
                                                          ---------------------------------------------------------
                                                     Paul Stephen Dempsey, Director

Date:  May 30, 2002                                  By:   /s/ B. LaRae Orullian
                                                          ---------------------------------------------------------
                                                     B. LaRae Orullian, Director

Date:  May 30, 2002                                  By:  /s/ D. Dale Browning
                                                     --------------------------------------------------------------
                                                     D.   Dale Browning, Director

Date:  May 30, 2002                                  By:  /s/  James B. Upchurch
                                                     --------------------------------------------------------------
                                                     James B. Upchurch, Director

                                       Independent Auditors' Report

The Board of Directors and Stockholders
Frontier Airlines, Inc.:

We have audited the accompanying balance sheets of Frontier Airlines,  Inc. as of  March 31,  2002 and
2001, and the related statements of income, stockholders' equity,  and cash flows for each of the years in the three-year  period ended March 31, 2002. These financial statements are the responsibility of the
Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines, Inc.  as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31,  2002,  in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Company changed its method of accounting for maintenance checks in 2000.

                                                            KPMG LLP

Denver, Colorado
May 15, 2002

FRONTIER AIRLINES, INC.
Balance Sheets
March 31, 2002 and 2001
                                                                            2002                     2001
                                                                 ------------------------ ------------------------
Assets
------
Current assets:
    Cash and cash equivalents                                           $ 87,555,189            $ 109,251,426
    Short-term investments                                                 2,000,000                2,000,000
    Restricted investments                                                11,574,000                9,100,000
    Receivables, net of allowance for doubtful accounts of $155,000
      and $368,000 at March 31, 2002 and 2001,respectively                35,391,857               32,380,943
    Maintenance deposits                                                  36,046,157               30,588,195
    Prepaid expenses                                                      11,013,602               10,849,080
    Inventories                                                            6,604,378                4,072,335
    Deferred tax asset                                                     1,788,078                1,506,218
    Other current assets                                                      74,952                   45,621
                                                                 ------------------------ ------------------------
            Total current assets                                         192,048,213              199,793,818
Security, maintenance and other deposits                                  65,591,608               45,680,373
Property and equipment, net                                              142,861,771               38,100,126
Restricted investments                                                    12,660,210               11,683,660
Other assets                                                                 523,134                   58,621
                                                                 ------------------------ ------------------------
                                                                 $       413,684,936      $       295,316,598
                                                                 ======================== ========================

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                    $ 20,152,888             $ 21,623,067
    Air traffic liability                                                 64,123,083               62,663,237
    Other accrued expenses                                                22,060,082               18,236,479
    Accrued maintenance expense                                           37,527,906               33,510,531
    Refundable stabilization act compensation                              4,835,381                 -
    Current portion of long-term debt                                      3,225,651                 -
    Current portion of obligations under capital leases                      138,604                  125,552
                                                                 ------------------------ ------------------------
            Total current liabilities                                    152,063,595              136,158,866
Long-term debt                                                            66,832,018                 -
Accrued maintenance expense                                               15,796,330               12,175,225
Deferred tax liability                                                     6,716,815                1,999,553
Deferred rent                                                              3,077,326                 -
Obligations under capital leases, excluding current portion                   65,559                  203,863
                                                                 ------------------------ ------------------------
            Total liabilities                                            244,551,643              150,537,507
                                                                 ------------------------ ------------------------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
        none issued
    Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 and 40,000,000 shares at
        March 31, 2002 and March 31, 2001, respectively;
        29,421,331 and 28,194,602 issued and outstanding at
        March 31, 2002 and March 31, 2001, respectively                       29,422                   28,195
    Additional paid-in capital                                            85,867,486               77,606,918
    Unearned ESOP shares                                                 (2,119,670)              (1,662,087)
    Retained earnings                                                     85,356,055               68,806,065
                                                                 ------------------------ ------------------------
            Total stockholders' equity                                   169,133,293              144,779,091
                                                                 ------------------------ ------------------------

Commitments and contingencies (notes 5 and 13)
                                                                 $       413,684,936      $       295,316,598
                                                                 ======================== ========================
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Income
Years Ended March 31, 2002, 2001 and 2000
                                                         2002                      2001                     2000
                                                         ----                      ----                     ----
Revenues:
    Passenger                                        $435,945,581              $462,608,847            $ 320,850,271
    Cargo                                               6,623,665                 7,516,867                6,855,882
    Other                                               2,505,479                 2,750,713                2,113,802
                                                ------------------------- ------------------------ -------------------------

            Total revenues                            445,074,725               472,876,427              329,819,955
                                                ------------------------- ------------------------ -------------------------
Operating expenses:
    Flight operations                                 191,040,814               179,453,300              125,536,174
    Aircraft and traffic servicing                     70,201,825                60,408,236               48,954,728
    Maintenance                                        70,227,020                65,529,428               50,238,538
    Promotion and sales                                59,458,779                55,880,717               46,013,812
    General and administrative                         26,173,864                25,428,753               16,327,410
    Depreciation and amortization                      11,586,703                 5,454,673                3,440,069
                                                ------------------------- ------------------------ -------------------------

            Total operating expenses                  428,689,005               392,155,107              290,510,731
                                                ------------------------- ------------------------ -------------------------

            Operating income                           16,385,720                80,721,320               39,309,224
                                                ------------------------- ------------------------ -------------------------

Nonoperating income (expense):
    Interest income                                     4,388,249                 7,897,282                4,334,688
    Interest expense                                   (3,382,695)                  (94,393)                (119,496)
    Stabilization act compensation                     12,703,007                      -                         -
    Aircraft lease termination                         (4,913,650)                     -                         -
    Other, net                                           (348,329)                 (191,771)                (109,798)
                                                ------------------------- ------------------------ -------------------------
            Total nonoperating income, net              8,446,582                 7,611,118                4,105,394
                                                ------------------------- ------------------------ -------------------------

Income before income tax expense and
    cumulative effect of change in method of
    accounting for maintenance checks                  24,832,302                88,332,438               43,414,618

Income tax expense                                      8,282,312                33,464,665               16,954,374
                                                ------------------------- ------------------------ -------------------------

Income before cumulative effect of change in
    method of accounting for maintenance checks        16,549,990                54,867,773               26,460,244

Cumulative effect of change in method of
    accounting for maintenance checks                      -                         -                       549,009

                                                ------------------------- ------------------------ -------------------------
  Net income                                    $      16,549,990         $      54,867,773        $      27,009,253
                                                ========================= ======================== =========================

(continued)

FRONTIER AIRLINES, INC.
Statements of Income, continued
Years Ended March 31, 2002, 2001 and 2000
                                                           2002                    2001                    2000
                                                           ----                    ----                    ----

Earnings per share:
  Basic:
    Income before cumulative effect of change in
      method of accounting for maintenance checks         $0.58                   $2.02                   $1.02
    Cumulative effect of change in method of
      accounting for maintenance checks                     -                       -                      0.02
                                                -------------------------- --------------------- -------------------------
    Net income                                            $0.58                   $2.02                   $1.04
                                                ========================== ===================== =========================

  Diluted:
    Income before cumulative effect of change in
      method of accounting for maintenance checks         $0.56                   $1.90                   $0.93
    Cumulative effect of change in method of
      accounting for maintenance checks                     -                       -                      0.02
                                                -------------------------- --------------------- -------------------------
    Net income                                            $0.56                   $1.90                   $0.95
                                                ========================== ===================== =========================

Weighted average shares of
  common stock outstanding

            Basic                                      28,603,861                27,152,099               25,994,100
                                                ========================== ===================== =========================
            Diluted
                                                       29,515,150                28,842,783               28,285,032
                                                ========================== ===================== =========================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Stockholders' Equity
Years Ended March 31, 2002, 2001 and 2000
                                                                                               Retained
                                      Common stock            Additional        Unearned       earnings          Total
                                               Stated           paid-in           ESOP        (accumulated     stockholders'
                                  Shares         value           capital          shares        deficit)         equity
                               -----------------------------------------------------------------------------------------------------

Balances, March 31, 1999        24,211,758     $  24,212       $ 58,046,773    $   (609,375)   $(13,070,961)  $ 44,390,649
Exercise of common stock
    warrants                     1,721,589         1,722          4,758,395            -              -          4,760,117
Exercise of common stock
    options                        515,063           515            563,540            -              -            564,055
Tax benefit from exercises of
    common stock options and
    warrants                          -               -           3,425,055            -              -          3,425,055
Contribution of common stock to
    employees stock ownership plan 150,000           150          1,143,600      (1,143,750)          -              -
Amortization of employee stock
    compensation                      -               -            -                895,412           -            895,412                                                                                                      -
Net income                            -               -            -                   -         27,009,253     27,009,253
                                ----------------------------------------------------------------------------------------------------
Balances, March 31, 2000        26,598,410     $  26,599       $ 67,937,363    $   (857,713)   $ 13,938,292   $ 81,044,541
Exercise of common stock
    warrants                       583,030           583          1,450,570            -              -          1,451,153
Exercise of common stock
    options                        879,025           879          1,884,366            -              -          1,885,245
Tax benefit from exercises of
    common stock options and
    warrants                          -               -           4,129,336            -              -          4,129,336
Contribution of common stock to
    employees stock ownership plan 135,000           135          2,216,115      (2,216,250)          -              -
Amortization of employee stock
    compensation                      -               -            -              1,411,876           -          1,411,876
Adjustment for fractional shares
    from stock dividend               (863)           (1)           (10,832)           -              -            (10,833)
Net Income                            -               -            -                   -         54,867,773     54,867,773
                                ----------------------------------------------------------------------------------------------------
Balances, March 31, 2001        28,194,602     $  28,195       $ 77,606,918    $ (1,662,087)   $ 68,806,065   $144,779,091
Exercise of common stock
    warrants                       525,000           525          1,311,975            -              -          1,312,500
Exercise of common stock
    options                        528,711           529          1,870,516            -              -          1,871,045
Tax benefit from exercises of
    common stock options and
    warrants                          -               -           2,252,023            -              -          2,252,023
Contribution of common stock to
    employees stock ownership plan 173,018           173          2,826,054      (2,826,227)          -             -
Amortization of employee stock
    compensation                      -               -            -               2,368,644          -          2,368,644
Net income                            -               -            -                             16,549,990     16,549,990
                                ----------------------------------------------------------------------------------------------------
Balances, March 31, 2002        29,421,331     $  29,422       $ 85,867,486    $ (2,119,670)   $ 85,356,055   $169,133,293
                                ====================================================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
Years ended March 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------------------------------
                                                                2002                     2001                     2000
                                                                ----                     ----                     ----
Cash flows from operating activities:
    Net income                                             $  16,549,990             $ 54,867,773             $ 27,009,253
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Employee stock ownership plan compensation expense     2,368,644                1,411,876                  895,412
        Depreciation and amortization                         11,670,818                5,618,200                3,725,697
        Impairment recorded on fixed assets                    1,511,642                    -                        -
        Loss on disposal of equipment                            323,000                   56,800                    -
        Deferred tax expense                                   4,435,402                1,146,015                5,459,468
        Changes in operating assets and liabilities:
           Restricted investments                             (4,588,250)              (5,639,400)                 402,000
           Receivables                                          (758,891)              (6,060,773)              (5,260,797)
           Security, maintenance and other deposits           (7,885,865)             (16,207,351)              (8,288,288)
           Prepaid expenses                                     (164,522)              (3,462,229)              (1,947,017)
           Inventories                                        (2,532,043)              (1,837,152)              (1,031,267)
           Accounts payable                                   (1,470,179)               7,215,154                  396,675
           Air traffic liability                               1,459,846               18,144,400               15,631,145
           Other accrued expenses                              3,823,603                  694,460               10,084,065
           Accrued maintenance expense                         7,638,480               16,578,273                8,130,957
           Refundable stabilization act compensation           4,835,381                    -                        -
           Deferred rent                                       3,077,326                    -                        -
                                                      ------------------------- ------------------------ ------------------------
Net cash provided by operating
activities                                                    40,294,382               72,526,046               55,207,303
                                                      ------------------------- ------------------------ ------------------------

Cash flows from investing activities:
    Increase (decrease) in short-term investments, net             -                   13,760,000              (15,760,000)
    Increase in aircraft lease and purchase deposits, net    (17,483,332)             (22,810,967)              (4,109,039)
    Decrease (increase) in restricted investments              1,137,700               (3,330,500)              (3,640,000)
    Capital expenditures                                    (118,182,990)             (21,957,336)             (16,360,553)
                                                      ------------------------- ------------------------ ------------------------
           Net cash used in investing activities            (134,528,622)             (34,338,803)             (39,869,592)
                                                      ------------------------- ------------------------ ------------------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants     3,183,545               3,325,566                5,324,172
    Proceeds from long-term debt                               72,000,000                   -                        -
    Payment of financing fees                                    (577,959)                  -                        -
    Principal payments on long-term debt                       (1,942,331)                  -                        -
    Principal payments on obligations under capital leases       (125,252)               (112,316)                (100,022)
                                                      ------------------------- ------------------------ ------------------------
           Net cash provided by financing activities           72,538,003               3,213,250                5,224,150
                                                      ------------------------- ------------------------ ------------------------

           Net (decrease) increase in cash and
           cash equivalents                                   (21,696,237)             41,400,493               20,561,861

Cash and cash equivalents, beginning of period                 109,251,426             67,850,933               47,289,072
                                                      ------------------------- ------------------------ ------------------------

Cash and cash equivalents, end of period                     $  87,555,189           $109,251,426             $ 67,850,933
                                                      ========================= ======================== ========================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
March 31, 2002

 (1)    Nature of Business and Summary of Significant Accounting Policies

        Nature of Business

        Frontier Airlines,  Inc.  ("Frontier" or the "Company") provides air transportation for passengers and  freight.  Frontier  was  incorporated  in the  State of  Colorado  on  February  8,  1994 and
        commenced  operations on July 5, 1994.  Denver-based  Frontier currently serves 28 cities coast to coast  with a fleet of 24  Boeing  737 and 6 Airbus  A319  jets and  employs  approximately  2,800 aviation professionals.

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

        Short-term Investments

        Short-term  investments  consist of certificates  of deposit with maturities  between three months and one year. These  investments are classified as  held-to-maturity  and are carried at amortized cost which  approximates  fair value.  Held-to-maturity  securities are those  securities in which the Company has the ability and intent to hold the security  until  maturity.  Interest  income is recognized when earned.

FRONTIER AIRLINES, INC.
Notes to Financial Statements, continued
-------------------------------------------------------------------------------------------------------------------

        Supplemental Disclosure of Cash Flow Information

        Cash Paid During the Year for:
                                                         2002                   2001                      2000
                                                         ----                   ----                      ----
                              Interest            $   3,081,370           $      94,393              $    119,496
                              Taxes               $   8,838,909           $  21,926,000              $  3,005,000

        Restricted Investments

        Restricted  investments  include  certificates  of deposit which secure certain  letters of credit issued  primarily  to companies  which  process  credit card sale  transactions,  certain  airport authorities and aircraft  lessors.  Restricted  investments are carried at cost,  which management believes  approximates  fair value.  Maturities  are for one year or less and the Company  intends to hold restricted investments until maturity.

        Valuation and Qualifying Accounts

        The allowance for doubtful accounts was approximately  $155,000 and $368,000 at March 31, 2002
        and  2001,   respectively.   Provisions  for  bad  debts  net  of  recoveries   totaled  $450,000,
        $1,179,000,  and  $873,000  for the years  ended  March  31,  2002,  2001 and 2000,  respectively.
        Deductions from the allowance for doubtful accounts totaled $663,000,  $982,000,  and $902,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

        Accrued  maintenance  expense was approximately  $53,324,000 and $45,686,000 at March 31, 2002 and
        2001,   respectively.   Provisions  for  accrued   maintenance   expenses   totaled   $22,168,000,
        $24,970,000,  and  $22,811,000  for the years ended March 31, 2002,  2001 and 2000,  respectively.
        Deductions from accrued maintenance expense totaled $14,530,000,  $8,391,000,  and $14,681,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

        Inventories

        Inventories  consist of expendable  parts,  supplies and aircraft fuel and are stated at the lower of cost or market.  Inventories  are accounted for on a first-in,  first-out basis and are charged to expense as they are used.

        At March 31, 2000,  the Company had an aircraft  parts  agreement for its Boeing 737 aircraft with an aircraft  parts  supplier that  terminated  in January 2001.  The Company was required to pay a monthly  consignment  fee to the  lessor,  based  on the  value  of the  consigned  parts,  and to replenish  any such  parts  when used  with a like  part.  At March 31,  2000,  the  Company  held consigned parts and supplies in the amount of  approximately  $5,788,000 which are not included in the Company's balance sheet.

        Property and Equipment

        Property  and  equipment  are carried at cost.  Major  additions,  betterments  and  renewals  are
        capitalized.   Depreciation  and  amortization  is  provided  for  on  a  straight-line  basis  to estimated residual values over estimated depreciable lives as follows:

                  Aircraft                                    25 years
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

        Residual  values for aircraft are at 25% of the aircraft cost,  residual  values for engines range in  amounts  up to 48% of the  engine's  cost and  residual  values  for major  rotable  parts are generally 10% of the asset's cost,  except when a guaranteed  residual  value or other  agreements exist to better  estimate the residual  value.  Assets utilized under capital leases are amortized over  the  lesser  of the  lease  term  or the  estimated  useful  life  of the  asset  using  the straight-line method.  Amortization of capital leases is included in depreciation expense.

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

        Under the terms of its  aircraft  lease  agreements,  the  Company  is  required  to make  monthly maintenance  deposits and a liability for accrued  maintenance is established  based on usage. The deposits  are  applied  against  the cost of  major  airframe  maintenance  checks,  landing  gear overhauls and engine overhauls.  Deposit balances  remaining at lease termination  remain with the lessor and any  remaining  liability  for  maintenance  checks is  reversed  against  the  deposit balance.  Additionally,  a provision is made for the estimated  costs of scheduled major overhauls required to be performed on leased  aircraft and  components  under the provisions of the aircraft lease  agreements  if the required  monthly  deposit  amounts are not adequate to cover the entire cost of the  scheduled  maintenance.  The  Company  also  accrues for major  airframe  maintenance checks,  landing gear overhauls and engine  overhauls on its owned aircraft.  Accrued  maintenance expense expected to be incurred beyond one year is classified as long-term.

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
        Fluctuations in these  maintenance  costs from period to period are not expected to be significant
        given  the  maturity  and  current  size  of  the  Company's   fleet.   Previously,   the  Company
        accrued-in-advance  for  periodic  maintenance  checks  and  overhauls,  including  the  costs for scheduled  airframe,  landing  gear,  and  engine  overhauls.  The  Company  continues  to utilize the  accrue-in-advance  method for scheduled major airframe and maintenance  checks,  landing gear overhauls  and engine  overhauls  because the  Company's  aircraft  lease  agreements  require the
        Company to make non-refundable monthly deposits with the lessors for such costs.

        The  cumulative  effect of the change,  calculated as of April 1, 1999, was to increase net income by  $549,009 or $.02 per diluted  share.  The effect of the change was to decrease  net income for the year ended March 31, 2000 by $247,713 or $.01 per diluted share.

        Advertising Costs

        The  Company  expenses  the costs of  advertising  as  promotion  and sales in the year  incurred.
        Advertising  expense was  $9,086,752,  $6,076,501,  and  $4,437,149  for the years ended March 31,
        2002, 2001, and 2000, respectively.

        Development Costs

        Development  costs  related to the  preparation  of  operations  for new routes  are  expensed  as incurred.

        Revenue Recognition

        Passenger,  cargo, and other revenues are recognized when the  transportation is provided or after the  tickets  expire,  and are net of excise  taxes.  Unearned  revenues  have been  deferred  and included in the accompanying balance sheet as air traffic liability.

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

        The Company  accounts for the  EarlyReturns  program  under the  incremental  cost method  whereby travel  awards are valued at the  incremental  cost of carrying  one  passenger  based on expected redemptions.  Those  incremental  costs are based on  expectations of expenses to be incurred on a per passenger  basis and include food and  beverages,  fuel,  liability  insurance,  and ticketing costs.  The  incremental  costs do not  include  a  contribution  to  overhead,  aircraft  cost or profit.  The Company  does not record a  liability  for mileage  earned by  participants  who have not reached the level to become  eligible for a free travel  award.  The Company  believes this is appropriate  because the large  majority  of these  participants  are not  expected to earn a free flight  award.  The Company does not record a liability  for the expected  redemption of miles for non-travel awards since the cost of these awards to the Company is negligible.

        As of March 31, 2002 and 2001, the Company  estimated that  approximately  4,600 and 20 round-trip flight  awards,  respectively,  were  eligible for  redemption  by  EarlyReturns  members who have mileage credits  exceeding the 15,000-mile  free round-trip  domestic ticket award  threshold.  Of these  earned  awards,  the  Company  expected  that  approximately  84%  would be  redeemed.  The difference  between the round-trip  awards  outstanding  and the awards expected to be redeemed is the estimate of awards which will (1) never be redeemed,  or (2) be redeemed for  something  other than a free trip.  As of March 31,  2002 the Company had  recorded a  liability  of  approximately
        $65,000 and none as of March 31, 2001 for these rewards.

        Common Stock

        On March 5, 2001,  the Company  distributed  a fifty  percent stock  dividend to  shareholders  of record on February 19, 2001.  All share and per share data  presented in the financial  statements and notes thereto have been restated to give effect to this stock dividend.

        Earnings  Per Common Share

        Basic  earnings per common share  excludes the effect of  potentially  dilutive  securities and is computed by dividing income by the  weighted-average  number of common shares  outstanding for the period.  Diluted  earnings per common share  reflects the potential  dilution of  securities  that could share in earnings.

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

        Fair Value of Financial Instruments

        The Company  estimates the fair value of its monetary assets and  liabilities  based upon existing interest  rates related to such assets and  liabilities  compared to current rates of interest for instruments  with a similar  nature and degree of risk.  The Company  estimates  that the carrying value of all of its monetary assets and liabilities  approximates  fair value as of March 31, 2002 and 2001.

        Stock Based Compensation

        The Company  follows  Accounting  Principles  Board Opinion No. 25 "Accounting for Stock Issued to
        Employees"  ("APB 25") and related  Interpretations  in accounting  for its employee stock options and follows the  disclosure  provisions  of Statement of Financial  Accounting  Standards  No. 123
        (SFAS 123).  Under APB 25,  because the exercise  price of the  Company's  employee  stock options equals the market  price of the  underlying  Common  Stock on the date of grant,  no  compensation expense is  recognized.  The Company has included the pro forma  disclosures  required by SFAS 123 in Note 9.

        Impairment of Long-Lived Assets

        The Company records  impairment  losses on long-lived assets used in operations when indicators of impairment are present and the  undiscounted  future cash flows estimated to be generated by those assets are less than the  assets'  carrying  amount.  During the year ended  March 31,  2002,  the
        Company wrote down the carrying value of spare parts that support the Boeing  737-200  aircraft by
        $1,512,000 as a result of diminished  demand for that  aircraft  type,  the write down is included in  maintenance  expenses.  The amount of the write down was based on prevailing  market values at that time.

        New Accounting Standards

        In June 2001, the Financial  Accounting  Standards  Board ("FASB")  issued  Statement of Financial
        Accounting  Standards  No. 141,  "Business  Combinations"  which  requires the use of the purchase method and  eliminates the option of using the  pooling-of-interests  method of accounting for all business  combinations.  The  provisions  in this  statement  apply to all  business  combinations initiated  after June 30, 2001,  and all business  combinations  accounted  for using the purchase
        method  for  which  the  date  of  acquisition  is  July  1,  2001,  or  later.   This  accounting
        pronouncement  presently  has  no  impact  on  the  Company  as it  does  not  have  any  business combinations planned.

        In June 2001, the FASB issued Statement of Financial  Accounting  Standards No. 142, "Goodwill and
        Other  Intangible  Assets" (SFAS 142) which requires that all intangible  assets  acquired,  other than those acquired in a business  combination,  be initially recognized and measured based on the asset's fair value.  Goodwill and certain  identifiable  intangible assets are not to be amortized under SFAS 142, but instead are reviewed for impairment at least  annually in accordance  with the provisions  of this  statement.  The  Company  is  required  to adopt the  provisions  of SFAS 142 effective April 1, 2002. This  accounting  pronouncement  will have no impact on the Company as it does not have any intangible assets on its balance sheet.

        In June 2001, the FASB issued  Statement of Financial  Accounting  Standards No. 143,  "Accounting
        for Asset Retirement  Obligations" (SFAS 143), which addresses financial  accounting and reporting for obligations  associated with the retirement of tangible  long-lived  assets and the associated
        asset  retirement  costs.  The  standard  applies  to  legal   obligations   associated  with  the
        retirement  of  long-lived  assets  that result from the  acquisition,  construction,  development and/or  normal use of the asset.  SFAS 143  requires  that the fair  value of a  liability  for an asset  retirement  obligation  be recognized in the period in which it is incurred if a reasonable estimate  of fair value can be made.  The fair  value of the  liability  is added to the  carrying amount of the associated  asset and this additional  carrying amount is depreciated  over the life of the asset.  The  liability is accreted at the end of each period  through  charges to operating expense.  If the obligation is settled for other than the carrying  amount of the  liability,  the
        Company  will  recognize a gain or loss on  settlement.  The Company does not expect the impact of adopting SFAS 143 to be significant.

        In October 2001, the FASB issued  Statement of Financial  Standards No. 144,  "Accounting  for the
        Impairment or Disposal of Long-Lived  Assets" (SFAS 144),  which  addresses  financial  accounting and reporting  for the  impairment or disposal of  long-lived  assets.  While SFAS 144  supersedes
        SFAS 121,  "Accounting  for the Impairment of Long-Lived  Assets and for  Long-Lived  Assets to be
        Disposed  of", it retains many of the  fundamental  provisions  of that  Statement.  SFAS 144 also supersedes the accounting and reporting  provisions of APB Opinion No. 30,  "Reporting the Results of  Operations-Reporting  the Effects of Disposal of A Segment of a Business,  and  Extraordinary,
        Unusual and Infrequently  Occurring Events and  Transactions",  for the disposal of a segment of a business.  The Company does not expect the impact of adopting SFAS 144 to be significant.

        Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)     Air Transportation Safety and System Stabilization Act

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

        The Company was eligible to receive up to  approximately  $20,200,000  from the $5 billion in cash compensation,  of  which  $17,538,388  was  received  as of March  2002.  The  Company  recognized
        $12,703,007  of the grant  during the year ended March 31, 2002 which is included in  nonoperating income and expense.  The remaining  $4,835,381  represents amounts received in excess of estimated allowable  direct and  incremental  losses  incurred from September 11, 2001 through  December 31,
        2001 and is included as a liability on the balance sheet as of March 31, 2002.

 (3)    Property and Equipment, Net

        As of March 31, 2002 and 2001 property and equipment consisted of the following:

                                                                                 2002                        2001
                                                                                 ----                        ----

         Aircraft, spare aircraft parts, and improvements to
           leased aircraft                                           $       142,590,544          $       32,770,377
         Ground property, equipment and leasehold improvements                20,989,272                  12,704,749
         Construction in progress                                              1,829,400                   3,665,614
                                                                    ------------------------       -----------------------
                                                                             165,409,216                  49,140,740
         Less:  accumulated depreciation and amortization                     22,547,445                  11,040,614
                                                                    ------------------------       -----------------------

                Property and equipment, net                          $       142,861,771          $       38,100,126
                                                                    ========================       =======================

        Property and equipment  includes  certain office  equipment and software under capital leases.  At
        March 31,  2002 and 2001,  office  equipment  and  software  recorded  under  capital  leases were
        $602,149 in both years and  accumulated  amortization  was  $400,843 and  $302,204,  respectively.
        At March 31,  2002 and 2001,  construction  in progress  includes  capitalized  software  totaling approximately $642,000 and $900,000,  respectively,  and Airbus flight equipment not yet placed in service totaling approximately $1,187,000 and $2,800,000, respectively.

(4)      Other Accrued Expenses

        The March 31, 2002 and 2001 other accrued expenses is comprised of the following:

                                                                      2002                       2001
                                                                      ----                       ----

                    Accrued salaries and benefits                $   11,857,466             $   11,769,806
                    Federal excise taxes payable                      6,383,350                  2,720,977
                    Other                                             3,819,266                  3,745,696
                                                              ------------------------   ------------------------

                                                                 $   22,060,082             $   18,236,479
                                                              ========================   ========================

 (5)    Lease Commitments

        Aircraft Leases

        At March 31, 2002 and 2001,  the  Company  operated 27 and 25  aircraft,  respectively,  which are accounted for under  operating  lease  agreements  with initial terms ranging from 2.7 years to 12 years.  Certain  leases  allow for  renewal  options.  During the year ended March 31,  2001,  the
        Company entered into aircraft leases for 16 Airbus aircraft with lease terms of  approximately  12 years.  Delivery dates began in June 2001 and end in October 2004.  Security  deposits  related to leased  aircraft  and  future  leased  aircraft  deliveries  at March  31,  2002 and 2001  totaled
        $5,293,189  and  $3,957,789  and are included in security,  maintenance  and other deposits on the balance  sheet.  Letters of credit  issued to certain  aircraft  lessors in lieu of cash  deposits and related  restricted  investments  to secure these letters of credit at March 31, 2002 and 2001 totaled $9,282,700 and $7,526,000, respectively.

        During the year ended March 31, 2002, the Company  negotiated  early lease  terminations on two of its  Boeing  737-200  aircraft  resulting  in a charge of  $4,913,650,  representing  the  payment amounts  due to  terminate  the lease  early.  The lease  expiration  dates  were  accelerated  to
        November  2002 and  January  2003 from the  original  lease  return  dates of  September  2004 and
        November 2004, respectively.

        In addition to scheduled  future minimum lease  payments,  the Company is required to make monthly maintenance  deposits and a liability for accrued  maintenance is established  based on usage. The lease agreements  require the Company to pay taxes,  maintenance,  insurance,  and other operating expenses  applicable to the leased  property.  At March 31,  2002 and 2001,  aircraft  maintenance deposits  totaled  $51,055,190 and $42,255,002,  respectively,  and are reported as a component of security, maintenance and other deposits on the balance sheet.

        Any cash deposits paid to aircraft  lessors for future scheduled  maintenance  costs to the extent not used  during  the  lease  term  remain  with the  lessors,  and any  remaining  liability  for maintenance  checks is reversed  against the deposit balance.  Maintenance  deposits are unsecured and may be subject  to the risk of loss in the event the  lessors  are not able to  satisfy  their obligations  under the lease  agreements.  No reserves have been accrued as the Company views this potential event as remote.

        Other Leases

        The  Company  leases  an  office,  hangar  space,  spare  engines  and  office  equipment  for its headquarters,  airport  facilities,  and certain other equipment.  The Company also leases certain airport gate facilities on a month-to-month basis.

        At March 31,  2002,  commitments  under  noncancelable  operating  leases  (excluding  maintenance deposit requirements) with terms in excess of one year were as follows:

                                                                                 Operating
                                                                                  Leases
                                                                                  -------
                               Year ended March 31:
                               2003                                            $ 78,609,278
                               2004                                              74,549,991
                               2005                                              69,669,143
                               2006                                              55,782,987
                               2007                                              69,797,645
                               Thereafter                                       357,895,002
                                                                        ----------------------------

                                     Total minimum lease payments              $706,304,046
                                                                        ============================

        Rental  expense under  operating  leases,  including  month-to-month  leases,  for the years ended
        March 31, 2002, 2001 and 2000 was $86,603,234, $80,781,897 and $65,201,876, respectively.

 (6)    Long-term Debt

        In May 2001,  the Company  entered  into a credit  agreement to borrow up to  $72,000,000  for the purchase of three Airbus  aircraft with a maximum  borrowing of  $24,000,000  per  aircraft.  Each aircraft  loan has a term of 120 months and is payable in equal  monthly  installments,  including interest  payable  in  arrears.  The loans are  secured  by the  aircraft.  During  the year ended
        March 31, 2002,  the Company had borrowed  $72,000,000  for the purchase of these three  aircraft.
        Each loan  provides  for  monthly  principal  and  interest  payments  ranging  from  $207,579  to
        $218,109,  bears  interest with rates ranging from 6.05% to 6.71%,  averaging  6.43% for the three aircraft  loans,  with  maturities  in May,  August,  and  September  2011,  at which time balloon payments  totaling  $10,200,000  are due with respect to each aircraft loan. As of March 31, 2002, the Company had $70,057,669 of debt outstanding secured by these three Airbus aircraft.

        Maturities of long-term debt are as follows:

                                   2003                         $   3,225,651
                                   2004                             3,425,845
                                   2005                             3,656,209
                                   2006                             3,912,662
                                   2007                             4,168,783
                                   Thereafter                      51,668,519
                                                           ---------------------------
                                                                $  70,057,669
                                                           ===========================

 (7)    Income Taxes

        Income tax expense (benefit) for the years ended March 31, 2002, 2001, and 2000 consists of:

                                                Current                Deferred                 Total
                                               ---------              ----------               -------
                 Year ended March 31, 2002:
                   U.S. Federal              $ 4,714,262             $ 3,971,594            $ 8,685,856
                   State and local              (867,353)                463,809               (403,544)
                                    ---------------------- --------------------------- ---------------------
                                             $ 3,846,909             $ 4,435,403            $ 8,282,312
                                    ====================== =========================== =====================

                 Year ended March 31, 2001:
                   U.S. Federal              $28,441,039             $ 1,008,515            $29,449,554
                   State and local             3,877,611                 137,500              4,015,111
                                    ---------------------- --------------------------- ---------------------
                                             $32,318,650             $ 1,146,015            $33,464,665
                                    ====================== =========================== =====================

                 Year ended March 31, 2000:
                   U.S. Federal              $ 9,785,064             $ 4,726,153            $14,511,217
                   State and local             1,811,343                 631,814              2,443,157
                                    ---------------------- --------------------------- ---------------------
                                             $11,596,407             $ 5,357,967            $16,954,374
                                    ====================== =========================== =====================

        The differences  between the Company's  effective rate for income taxes and the federal  statutory rate are shown in the following table:

                                                              2002               2001              2000
                                                              ----               ----              ----
             Income tax expense
               at the statutory rate                          35%                 35%               35%
             State and local income tax, net of
               federal income tax benefit                     (3%)                 3%                3%
             Nondeductible expenses                            1%                  -                 1%
                                                        ----------------- ------------------ -----------------
                                                               33%                38%               39%
                                                        ================= ================== =================

        The tax effects of temporary  differences  that give rise to significant  portions of the deferred tax assets (liabilities) at March 31, 2002 and 2001 are presented below:

                                                                            2002                    2001
                                                                            ----                    ----
               Deferred tax assets:
                   Accrued vacation and health insurance
                     liability not deductible for tax purposes            1,719,555              1,053,095
                   Accrued workers compensation liability
                     not deductible for tax purposes                        483,879                302,131
                   Deferred rent not deductible for tax
                     purposes                                             1,157,725                   -
                   Impairment recorded on fixed assets not
                     deductible for tax purposes                            564,317                   -
                   Other                                                    207,479                150,992
                                                                 --------------------------- -----------------------
                     Total gross deferred tax assets                      4,132,955              1,506,218
                                                                 =========================== =======================
               Deferred tax liabilities:
                   Equipment depreciation and amortization               (8,438,857)            (1,999,553)
                   Prepaid commissions                                     (622,835)                  -
                                                                 --------------------------- -----------------------
                     Total gross deferred tax liabilities                (9,061,692)            (1,999,553)
                                                                 =========================== =======================
                     Net deferred tax liabilities                        (4,928,737)              (493,335)
                                                                 =========================== =======================

        The net deferred tax assets  (liabilities)  are  reflected in the  accompanying  balance  sheet as follows:

                                                                            2002                   2001
                                                                            ----                   ----

                Current deferred tax assets                           $   1,788,078          $   1,506,218
                Non-current deferred tax liabilities                     (6,716,815)            (1,999,553)
                                                                  -------------------------  ---------------------
                  Net deferred tax assets                             $  (4,928,737)         $    (493,335)
                                                                  =========================  ======================

        During  the year ended  March 31,  2002,  the  Company  recorded  a credit to income  tax  expense totaling  $1,327,000.  During  the year ended  March 31,  2001,  the  Company  accrued  income tax expense  at the rate of 38.7%  which  was  greater  than the  actual  effective  tax rate of 37.6%
        determined  upon  completion  and filing of the income tax  returns in December  2001.  During the year ended March 31, 2002,  the Company also  recorded a $441,000  reduction to income tax expense as a result  of a review  and  revision  of state tax  apportionment  factors  used in filing  the amended state tax returns for 2000.

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

        In April 1998, in connection with a private  placement of shares of its Common Stock,  the Company issued a warrant to an  institutional  investor to purchase  1,075,393  shares of its Common Stock at a  purchase  price of $2.50 per share.  During the years  ended  March 31,  2002 and 2001,  the institutional  investor  exercised 525,000 and 550,394 warrants,  respectively,  with net proceeds to the Company totaling $1,312,500 and $1,375,984.

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

        Under the plan,  the Company has reserved an  aggregate  of  6,375,000  shares of Common Stock for issuance  pursuant to the exercise of options.  With certain  exceptions,  options  issued through
        March 31,  2002  generally  vest over a  five-year  period  from the date of grant and expire from
        March 9,  2004 to March 31, 2012.  At March 31, 2002,  1,088,075  options are  available for grant under the plan.

        A summary of the Plan's stock option  activity and related  information  for the years ended March
        31, 2002, 2001 and 2000 is as follows:

                                                 2002                          2001                          2000
                                    ------------------------------------------------------------------------------------------
                                                       Weight-                       Weight-                       Weight-
                                                       Average                       Average                       Average
                                                       Exercise                      Exercise                      Exercise
                                         Options        Price          Options        Price          Options        Price
                                    ------------------------------------------------------------------------------------------
         Outstanding-beginning of year  2,203,444      $6.07          2,629,469       $3.61          2,694,531      $2.23
         Granted                          579,300     $14.95            517,500      $11.56            450,000      $8.94
         Exercised                       (528,711)     $3.45           (879,025)      $2.18           (515,062)     $1.09
         Surrendered                     (184,000)    $11.27            (64,500)      $5.95               -           -
                                    ------------------------------------------------------------------------------------------
                                        2,070,033      $8.78          2,203,444       $6.07          2,629,469      $3.61
                                    ==========================================================================================

         Exercisable at end of year       831,834      $6.65            911,945       $3.16          1,459,469      $1.85

        Exercise prices for options  outstanding  under the plan as of March 31, 2002 ranged from $.667 to
        $24.168 per option share.  The  weighted-average  remaining  contractual  life of those options is
        7.3 years. A summary of the  outstanding  and  exercisable  options at March 31, 2002,  segregated by exercise price ranges, is as follows:
                                                                           Weighted-
                                                                            Average
                                                        Weighted           Remaining                          Weighted-
          Exercise Price               Options           Average           Contractual      Exerciserable      Average
             Range                   Outstanding      Exercise Price      Life (in years)      Options      Exercise Price
  ----------------------------------------------------------------------------------------------------------------------------

         $ 0.667 - $ 3.374            481,233           $1.75                 4.5             322,234          $1.39
         $ 5.417 - $ 8.834            733,000            6.49                 7.4             314,200           6.03
         $ 10.001 - $ 14.80           564,000           12.41                 8.6              96,600          11.48
         $15.140 - $19.461            167,500           17.22                 9.2              16,500          17.57
         $21.200 - $24.168            124,300           21.93                 9.7              82,300          21.77
                                    ------------------------------------------------------------------------------------------
                                    2,070,033           $8.78                 7.3             831,834          $6.65
                                    ==========================================================================================

        The  Company   applies  APB  25  and  related   Interpretations   in  accounting  for  its  plans.
        Accordingly,  no compensation  cost is recognized for options granted at a price equal to the fair market value of the Common  Stock.  Pro forma  information  regarding  net income and earnings per share is required by SFAS 123,  which also requires that the  information  be determined as if the
        Company  has  accounted  for its  employee  stock  options  under  the fair  value  method of that
        Statement.  The  fair  value  for  these  options  was  estimated  at the  date of  grant  using a
        Black-Scholes  option  pricing model with the  following  weighted-average  assumptions  for 2002,
        2001 and 2000,  respectively:  risk-free  interest  rates of  4.47%,  6.02%  and  5.98%,  dividend yields of 0%, 0% and 0%;  volatility  factors of the expected market price of the Company's common stock of 83.75%,  56.78% and 61.38%,  and a  weighted-average  expected life of the options of 2.6
        years,  2.7  years,  and  3.5  years.  Had  compensation   cost  for  the  Company's   stock-based
        compensation  plan been  determined  using the fair value of the  options at the grant  date,  the
        Company's pro forma net income and earnings per share would be as follows:

                                                       2002                   2001                    2000
                                                       ----                   ----                    ----
           Net income:
             As reported                         $   16,549,990         $   54,867,773          $   27,009,253
             Pro forma                           $   14,424,422         $   53,527,821          $   26,230,907
           Earnings per share, basic:
             As reported                         $         0.58         $         2.02          $         1.04
             Proforma                            $         0.50         $         1.97          $         1.01
           Earnings per share, diluted:
             As reported                         $         0.56         $         1.90          $         0.95
             Proforma                            $         0.49         $         1.86          $         0.93

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

        During the years ended March 31, 2002,  2001 and 2000, the Company  contributed  173,018,  135,000 and  150,000  shares,  respectively  to the plan.  Total  Company  contributions  to the ESOP from inception  through March 31, 2002 totaled 1,194,831 shares.  The Company  recognized  compensation expense  during the years  ended  March 31,  2002,  2001 and 2000 of  $2,368,644,  $1,411,876  and
        $895,412, respectively, related to its contribution to the ESOP.

        Retirement Savings Plan

        The Company has  established  a Retirement  Savings Plan  (401(k)).  Participants  may  contribute
        from  1%  to  15%  of  pre-tax  annual   compensation.   Annual  individual  pre-tax   participant
        contributions  are limited to $11,000 for calendar  year 2002 and $10,500 for calendar  years 2001 and  2000,  under  the  Internal  Revenue  Code.  Participants  are  immediately  vested  in their voluntary contributions.

        The Company's  Board of Directors  have elected to match 50% of  participant  contributions  up to
        10% of  salaries  from May 2000  through  December  2002.  For the plan year ending  December  31,
        1999,  the Company's  Board of Directors  elected to match 25% of participant  contributions  from
        April 1999  through  April 2000.  During the years  ended  March 31,  2002,  2001,  and 2000,  the
        Company  recognized  compensation  expense  associated  with the matching  contributions  totaling
        $2,087,984,  $1,286,611 and $513,758,  respectively.  Future matching contributions,  if any, will
        be  determined   annually  by  the  Board  of   Directors.   In  order  to  receive  the  matching
        contribution,  participants  must be employed on the last day of the plan year.  Participants will vest in  contributions  made to the 401(k) upon their years of service  with the  Company.  A year of  service  is a  401(k)  plan  year  during  which a  participant  has at least  1,000  hours of service.  Vesting  generally  occurs at the rate of 20% per year,  beginning  after the first year of  service,  so that a  participant  will be fully  vested  after  five  years of  service.  Upon termination  of  employment  with the Company,  each  participant  will be entitled to receive the vested portion of his or her account balance.

        Retirement Health Plan

        In  conjunction  with the  Company's  collective  bargaining  agreement  with its pilots,  retired pilots and their  dependents  may retain  medical  benefits  under the terms and conditions of the
        Health and Welfare Plan for Employees of Frontier  Airlines,  Inc.  ("the Plan") until age 65. The cost of retiree  medical  benefits are continued  under the same  contribution  schedule as active employees.  The following  table  provides a  reconciliation  of the changes in the Plan's benefit obligations and fair value of assets for the year ended March 31, 2002 and 2001.

                         Reconciliation of benefit obligation:
                                                                          2002                    2001
                                                                          ----                    ----
                         Obligation at beginning of period            $  344,348            $       -
                           Service cost                                  402,866                 327,073
                           Interest cost                                  25,288                  24,273
                           Benefits paid                                  (4,627)                   -
                           Net actuarial gain                             (9,713)                 (6,998)
                                                                     --------------------------------------------
                         Obligation at end of period                  $  758,162            $    344,348
                                                                     ============================================

        The following is a statement of funded status as of March 31:
                                                                          2002                    2001
                                                                          ----                    ----

                          Funded status                               $ (758,162)             $ (344,348)
                            Unrecognized net actuarial gain              (16,711)                 (6,998)
                                                                     --------------------------------------------
                          Accrued benefit liability                   $ (774,873)             $ (351,346)
                                                                     ============================================

(11)    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                                  2002              2001             2000
                                                            ----------------------------------------------------
        Numerator:
          Income before cumulative effect of change in
            method of accounting for maintenance checks       $16,549,990       $54,867,773      $26,460,244
          Cumulative effect of change in method of
            accounting for maintenance checks                       -                 -              549,009
                                                            ----------------------------------------------------
          Net income                                          $16,549,990       $54,867,773      $27,009,253
                                                            ====================================================
        Denominator:
          Weighted average shares outstanding,
            basic                                              28,603,861        27,152,099       25,994,100
          Dilutive effect of employee stock options               911,289         1,260,094        1,521,439
          Dilutive effect of warrants                                -              430,590          769,493
                                                            ----------------------------------------------------
          Adjusted weighted-average shares
            outstanding, diluted
                                                               29,515,150        28,842,783       28,285,032
                                                            ====================================================
        Basic earnings per share:
          Income before cumulative effect of change in
            method of accounting for maintenance checks              0.58              2.02             1.02
          Cumulative effect of change in method of
            accounting for maintenance checks                         -                 -               0.02
                                                            ----------------------------------------------------
        Basic earnings per share                                     0.58              2.02             1.04
                                                            ====================================================
        Diluted earnngs per share:
        Before cumulative effect of
            change in accounting principle                           0.56              1.90             0.93
        Cumulative effect of change in
            accounting principle                                      -                 -               0.02
                                                            ----------------------------------------------------
        Diluted earnings per share                                   0.56              1.90             0.95
                                                            ====================================================

        For the  years  ending  March  31,  2002,  2001  and  2000,  the  Company  has  excluded  from its calculations  of diluted  earnings per share,  326,800,  97,500 and 247,500  options and warrants, with  exercise  prices  ranging  from  $15.14 to $24.17,  $15.19 to  $24.17,  and $8.55 to $11.05,
        respectively,  because the  exercise  price of the options and  warrants was less than the average market price of the common shares for the respective year.

(12)    Concentration of Credit Risk

        The  Company  does not  believe it is  subject to any  significant  concentration  of credit  risk relating  to  receivables.  At  March  31,  2002  and  2001,  64.9%  and  79.5%  of the  Company's
        receivables  relate to tickets  sold to  individual  passengers  through  the use of major  credit cards,  travel  agencies  approved by the Airlines  Reporting  Corporation,  tickets sold by other airlines and used by passengers on Company  flights,  the United  States Postal  Service,  and the
        Internal  Revenue  Service.  Receivables  related to tickets sold are short-term,  generally being settled shortly after sale or in the month following ticket usage.

 (13)   Commitments and Contingencies

        From time to time, we are engaged in routine  litigation  incidental  to our business.  We believe there are no legal  proceedings  pending  in which we are a party or of which any of our  property is the  subject  that are not  adequately  covered by  insurance  maintained  by us, or which,  if adversely decided, would have a material adverse affect upon our business or financial condition.

        In March 2000,  the  Company  entered  into an  agreement  with AVSA,  S.A.R.L.,  as  subsequently amended,  to purchase up to 31 new Airbus  aircraft.  We have  agreed to firm  purchases  of 17 of these  aircraft,  and have options  remaining to purchase up to an additional 14 aircraft.  During the year ended March 31,  2002,  we took  delivery of three of these  aircraft.  The  remaining 14 firm  aircraft are scheduled to be delivered in calendar  years 2002 through  2005.  The aggregate additional  amounts due under this purchase  commitment and estimated amounts for  buyer-furnished equipment  and  spare  parts  for  both  the  purchased  and  leased  aircraft  was  approximately
        $420,000,000  at March 31,  2002.  Under the  terms of the  purchase  agreement,  the  Company  is required to make scheduled pre-delivery  payments.  These payments are non-refundable with certain
        exceptions.   As  of  March  31,  2002,  the  Company  has  made  pre-delivery  payments  totaling
        $44,658,899  to secure these  aircraft and option  aircraft.  Pre-delivery  payments due in fiscal year  2003  approximate  $38,124,359.  After  pre-delivery  payments,  the  balance  of the  total purchase  price must be paid upon  delivery of each  aircraft.  In order to complete  the purchase of these  aircraft,  it will be  necessary  for the  Company  to secure  financing.  The amount of financing  required  will  depend on the number of aircraft  purchase  options  exercised  and the amount of cash generated by operations  prior to delivery of the aircraft.  At this time, the type of financing has not been determined except for the three initial Airbus aircraft.

(14)     Selected Quarterly Financial Data (Unaudited)

                                            First                 Second                 Third                Fourth
                                           Quarter                Quarter               Quarter               Quarter
        2002
        ----
        Revenues                     $    123,316,357        $   116,006,211        $   92,556,856        $   113,195,301
                                     ===================     ===================    ==================    ===================
        Operating expenses           $    112,010,797        $   114,035,857        $   95,849,342        $   106,793,009
                                     ===================     ===================    ==================    ===================
        Net income                   $      7,739,597        $     7,278,583        $      908,623        $       623,187
                                     ===================     ===================    ==================    ===================
        Earnings per share:
          Basic                                  0.27                   0.26                  0.03                   0.02
                                     ===================     ===================    ==================    ===================
          Diluted                                0.26                   0.24                  0.03                   0.02
                                     ===================     ===================    ==================    ===================
        2001
        ----
        Revenues                     $    112,808,744        $   131,082,878        $  114,212,036        $   114,772,769
                                     ===================     ===================    ==================    ===================
        Operating expenses           $     87,435,488        $   100,489,658        $   99,549,616        $   104,680,345
                                     ===================     ===================    ==================    ===================
        Net income                   $     16,448,242        $    20,193,576        $   10,284,653        $     7,941,302
                                     ===================     ===================    ==================    ===================
        Earnings per share:
          Basic                                  0.62                   0.75                  0.38                   0.28
                                     ===================     ===================    ==================    ===================
          Diluted                                0.57                   0.69                  0.35                   0.27
                                     ===================     ===================    ==================    ===================