Form 10-Q
period 2002-06-30
FRONTIER AIRLINES INC /CO/
filed 2002-08-09
CIK 921929

                                                   FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

The number of shares of the Company's Common Stock outstanding as of July 31, 2002 was 29,633,644.

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

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)                                                                     June 30,      March 31,
                                                                                   2002          2002
                                                                             ----------------------------
Assets
Current assets:
    Cash and cash equivalents                                                $ 77,050,260    $87,555,189
    Short-term investments                                                      2,000,000      2,000,000
    Restricted investments                                                     16,171,000     11,574,000
    Receivables, net of allowance for doubtful accounts of $149,945
      and $155,000 at June 30, 2002 and March 31, 2002, respectively           29,783,810     35,391,857
    Maintenance deposits                                                       39,214,071     36,046,157
    Prepaid expenses and other assets                                          10,170,164     11,013,602
    Inventories                                                                 6,993,521      6,604,378
   Deferred tax assets                                                          1,768,664      1,788,078
    Deferred lease and other expenses                                             119,095         74,952
                                                                             ----------------------------
            Total current assets                                              183,270,585    192,048,213
Security, maintenance and other deposits                                       65,087,439     65,591,608
Property and equipment, net                                                   204,069,119    142,861,771
Deferred lease and other expenses                                                 863,071        523,134
Restricted investments                                                         13,511,826     12,660,210
                                                                             ----------------------------
                                                                            $ 466,802,040  $ 413,684,936
                                                                             ============================
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                        $  13,977,921    $20,152,888
    Air traffic liability                                                      69,011,089     64,123,083
    Other accrued expenses                                                     24,700,091     22,060,082
    Accrued maintenance expense                                                40,646,828     37,527,906
    Deferred stabilization act compensation                                       835,381      4,835,381
    Current portion of long-term debt                                           5,619,208      3,225,651
    Current portion of obligations under capital leases                           139,355        138,604
                                                                             ----------------------------
            Total current liabilities                                         154,929,873    152,063,595
Long-term debt                                                                112,854,181     66,832,018
Accrued maintenance expense                                                    17,485,022     15,796,330
Deferred tax liability                                                          9,546,248      6,716,815
Deferred rent                                                                   4,078,807      3,077,326
Obligations under capital leases, excluding current portion                        32,044         65,559
                                                                             ----------------------------
            Total liabilities                                                 298,926,175    244,551,643
                                                                             ----------------------------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares; none issued         -               -
    Common stock, no par value, stated value of $.001 per share, authorized
        100,000,000; 29,566,581 and 29,421,331 issued and outstanding
        outstanding at June 30, 2002 and March 31, 2002, respectively              29,567         29,422
    Additional paid-in capital                                                 86,838,929     85,867,486
    Unearned ESOP shares                                                       (1,413,114)    (2,119,670)
    Retained earnings                                                          82,420,483     85,356,055
                                                                             ----------------------------
            Total stockholders' equity                                        167,875,865    169,133,293
                                                                             ----------------------------
                                                                            $ 466,802,040  $ 413,684,936
                                                                             ============================

FRONTIER AIRLINES, INC.
Statements of Operations
(Unaudited)

                                                                               Three Months Ended June 30,
                                                                                  2002             2001
                                                                             ----------------------------
Revenues:
    Passenger                                                               $ 109,291,882     120,727,839
    Cargo                                                                       1,579,936       1,965,573
    Other                                                                         940,589         622,945
                                                                             ----------------------------
            Total revenues                                                    111,812,407     123,316,357
                                                                             ----------------------------

Operating expenses:
    Flight operations                                                          54,479,395      49,736,454
    Aircraft and traffic servicing                                             19,349,109      17,845,970
    Maintenance                                                                17,157,362      18,347,190
    Promotion and sales                                                        14,719,308      16,424,719
    General and administrative                                                  6,121,871       7,334,596
    Depreciation and amortization                                               3,798,412       2,321,868
                                                                             ----------------------------
            Total operating expenses                                          115,625,457     112,010,797
                                                                             ----------------------------
            Operating income (loss)                                            (3,813,050)     11,305,560
                                                                             ----------------------------

Nonoperating income (expense):
    Interest income                                                               706,962       1,530,758
    Interest expense                                                           (1,259,311)       (252,874)
    Other, net                                                                   (151,550)        (49,683)
                                                                             ----------------------------
            Total nonoperating income
(expense), net                                                                   (703,899)      1,228,201
                                                                             ----------------------------
Income (loss) before income tax expense                                        (4,516,949)     12,533,761
Income tax (benefit) expense                                                   (1,581,377)      4,794,164
                                                                             ----------------------------
Net income (loss)                                                            $ (2,935,572)    $ 7,739,597
                                                                             ============================
Earnings per share:
            Basic                                                                  ($0.10)          $0.27
                                                                             ============================
            Diluted                                                                ($0.10)          $0.26
                                                                             ============================
Weighted average shares of
  common stock outstanding
            Basic                                                               29,534,304     28,288,629
                                                                             ============================
            Diluted                                                             29,534,304     29,879,414
                                                                             ============================
FRONTIER AIRLINES, INC.
Statement of Cash Flows
(Unaudited)
                                                                               Three Months Ended June 30,
                                                                                   2002            2001
                                                                             ----------------------------
Cash flows from operating activities:
    Net income (loss)                                                        $ (2,935,572)    $ 7,739,597
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Employee stock ownership plan compensation expense                    706,556         554,062
            Depreciation and amortization                                       3,818,879       2,365,341
            Deferred tax expense (benefit)                                      2,848,847         (15,380)
            Changes in operating assets and liabilities:
                Restricted investments                                         (5,654,516)     (2,600,000)
                Receivables                                                     5,608,047      10,990,258
                Security, maintenance and other deposits                       (5,163,710)     (4,282,507)
                Prepaid expenses and other assets                                 438,891        (778,278)
                Inventories                                                      (389,143)     (1,029,116)
                Accounts payable                                               (6,174,967)     (4,204,317)
                Air traffic liability                                           4,888,006       6,077,072
                Other accrued expenses                                          2,640,009       1,995,247
                Stabilization Act compensation repayment                       (4,000,000)         -
                Income taxes payable                                                -             891,563
                Accrued maintenance expense                                     4,807,614       4,804,708
                Increase in deferred rent                                       1,001,481         618,151
                                                                             ----------------------------
                     Net cash provided by operating activites                   2,440,422      23,126,401
                                                                             ----------------------------
Cash flows from investing activities:
    Decrease (increase) in aircraft lease and purchase deposits, net            2,499,965      (4,109,607)
    Decrease in restricted investments                                            205,900         205,900
    Capital expenditures                                                      (65,005,760)    (52,896,402)
                                                                             ----------------------------
                     Net cash used by investing activities                    (62,299,895)    (56,800,109)
                                                                             ----------------------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                    971,588         604,701
    Proceeds from long-term borrowings                                         49,200,000      24,000,000
    Principal payments on long-term
borrowings                                                                       (784,280)        (70,402)
    Principal payments on obligations under capital leases                        (32,764)        (29,968)
                                                                             ----------------------------
                    Net cash provided by financing activities                  49,354,544      24,504,331
                                                                             ----------------------------
                    Net decrease in cash and cash equivalents                 (10,504,929)     (9,169,377)
Cash and cash equivalents, beginning of period                                 87,555,189     109,251,426
                                                                              ---------------------------
Cash and cash equivalents, end of period                                     $ 77,050,260    $100,082,049
                                                                             ============================

FRONTIER AIRLINES, INC.
Notes to Financial Statements
June 30, 2002

(1)      Basis of Presentation

     The  accompanying  unaudited  financial  statements have been prepared in accordance  with generally  accepted accounting  principles for interim  financial  information  and the  instructions  to Form 10-Q and Regulation
     S-X.  Accordingly,  they do not include all of the  information and footnotes  required by generally  accepted accounting  principles for complete financial  statements and should be read in conjunction with the Company's
     Annual Report on Form 10-K for the year ended March 31, 2002. In the opinion of  management,  all  adjustments
     (consisting only of normal  recurring  adjustments)  considered  necessary for a fair  presentation  have been included.  The results of operations for the three months ended June 30, 2002 are not  necessarily  indicative of the results that will be realized for the full year.

(2)      Long-term Debt

     In May 2001,  the Company  entered  into a credit  agreement to borrow up to  $72,000,000  for the purchase of three Airbus  aircraft with a maximum  borrowing of  $24,000,000  per aircraft.  Each aircraft loan has a term of 10 years and is payable in equal monthly  installments,  including  interest payable in arrears.  The loans are secured by the aircraft.  During the year ended March 31, 2002, the Company had borrowed  $72,000,000  for the  purchase of these  three  aircraft.  Each loan  provides  for monthly  principal  and  interest  payments ranging from $207,579 to $218,109,  bears  interest with rates  ranging from 6.05% to 6.71%,  averaging  6.43%
     for the three  aircraft  loans,  with  maturities  in May,  August and  September  2011, at which time balloon payments  totaling  $10,200,000  are due with respect to each aircraft  loan. As of June 30, 2002, the Company had $69,273,388 of debt outstanding secured by these three Airbus aircraft.

     In May 2002,  the Company  secured a loan for  $25,200,000  for the purchase of an Airbus  aircraft.  The loan has a term of 12 years and is payable in quarterly  installments,  including interest payable in arrears, with a floating  interest rate adjusted  quarterly  based on LIBOR plus a margin of 1.5%.  The total  interest rate for the first  quarter is 3.4375%.  The loan  amortizes  using an assumed  interest rate of 6% maturing in May
     2014,  at  which  time a  balloon  payment  of  $7,560,000  is due.  As of June  30,  2002,  the  Company  had
     $25,200,000 of debt outstanding secured by this aircraft.

     In June 2002, the Company  secured a $48,000,000  loan facility for the purchase of two Airbus  aircraft,  one of which was delivered in June 2002 and the other in July 2002,  with a maximum  borrowing of $24,000,000  per aircraft.  Each  aircraft  loan has a term of 12 years and is payable  in  quarterly  installments,  including interest  payable in arrears,  with a floating  interest rate adjusted  quarterly based on LIBOR plus a margin of 1.7%.  The total  interest  rate for the first  quarter  is  3.575%.  The loan  amortizes  using an assumed interest  rate of 3.55%  with  maturities  in June and July  2014,  at which time  balloon  payments  totaling
     $4,800,000  are due. As of June 30, 2002,  the Company had  $24,000,000  of debt  outstanding  secured by this aircraft.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains  forward-looking  statements within the meaning of Section 21E of the Securities  Exchange Act of 1934 that describe the business and prospects of Frontier Airlines,  Inc.  ("Frontier" or the "Company") and the
expectations  of our Company and management.  Unless the context  otherwise  requires,  references to "we", "us" or
"our" refer to Frontier  Airlines,  Inc. All  statements,  other than statements of historical  facts,  included in this report that address activities,  events or developments that we expect,  believe, intend or anticipate will or may occur in the  future,  are  forward-looking  statements.  When  used in this  document,  the words  "estimate,"
"anticipate,"   "project"  and  similar   expressions   are  intended  to  identify   forward-looking   statements.
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
actions of  competing  airlines,  such as  increasing  capacity  and pricing  actions of United  Airlines and other competitors;  the availability of suitable  aircraft,  that may inhibit our ability to achieve operating  economies and  implement  our  business  strategy;  the  unavailability  of, or inability  to secure upon  acceptable  terms, financing  necessary to purchase  aircraft that we have  ordered;  issues  relating to our  transition to an Airbus aircraft fleet;  uncertainties regarding aviation fuel prices;  uncertainties regarding future terrorist attacks on the United  States or military  actions  that may be taken;  and  uncertainties  as to when and how fully  consumer confidence  in the airline  industry  will be restored,  if ever.  Because our  business,  like that of the airline industry  generally,  is  characterized by high fixed costs relative to revenues,  small  fluctuations in our yield per RPM or expense per ASM can significantly affect operating results.

General

       We are a scheduled  passenger  airline based in Denver,  Colorado.  As of July 31, 2002,  we, in conjunction with Frontier  JetExpress  operated by Mesa Air Group ("Mesa"),  operate routes linking our Denver hub to 33 cities in 20 states  spanning  the nation from coast to coast.  We were  organized  in February  1994 and we began  flight operations  in July 1994 with two leased Boeing  737-200  jets. We have since  expanded our fleet to 28 leased jets and six purchased  Airbus  aircraft,  including seven Boeing  737-200s,  17 larger Boeing  737-300s,  and 10 Airbus
A319s.  Beginning  in May 2001,  we began a fleet  replacement  plan by which we will  replace our Boeing  aircraft with new purchased and leased Airbus jet aircraft,  a transition we expect to complete by approximately  the second quarter of calendar  year 2006.  During  fiscal  year 2002,  we advanced  the return of one leased  Boeing  737-300 aircraft to its owner from April 2002 to September  2001,  and two leased Boeing  737-200  aircraft from  September and November  2004 to November  2002 and January 2003,  respectively.  We plan to accept  delivery of an additional seven Airbus A319s during our fiscal year ending March 31, 2003.  Including the  anticipated  return of five Boeing aircraft,  we plan to operate a fleet of three Boeing  737-200s,  16 Boeing  737-300s,  and 17 Airbus  A319s,  or a
total of 35 aircraft, by the end of our fiscal year ending March 31, 2003.

       We  currently  use up to 11  gates  at our hub,  Denver  International  Airport  ("DIA"),  where we  operate approximately  158 daily  system  flight  departures  and  arrivals.  Prior to the  September  11,  2001  terrorist attacks,  we operated  approximately  126 daily system  flight  departures  and  arrivals.  Following the terrorist attacks,  we reduced our service to  approximately  103 daily system flight  departures  and arrivals.  On November
15, 2001,  we added an  additional  eight daily system  flight  departures  and  arrivals to our  schedule,  and we reinstated  service to Ronald Reagan  Washington  National Airport on December 12, 2001 with one daily  round-trip.
As of March 31,  2002,  we have  expanded  our service to a level that was higher than our  pre-September  11, 2001 levels  through  additional  capacity  added after  September 11, 2001. We intend to continue to monitor  passenger demand and other competitive  factors and adjust the number of flights we operate  accordingly.  During the quarter ended June 30,  2002,  we added  service to  Indianapolis,  Indiana on May 23,  2002;  and Boise,  Idaho and Tampa,
Florida on June 24, 2002.

       In  September  2001,  we entered  into a  codeshare  agreement  with Mesa Air Group.  Under the terms of the agreement,  we will  market  and sell  flights  operated  by Mesa as  Frontier  JetExpress.  This  codeshare  began
February  17, 2002 with service  between  Denver and San Jose,  California,  and with  supplemental  flights to our current  service  between  Denver and  Houston,  Texas.  Effective  April 7, 2002,  the  codeshare  was expanded to include service to St. Louis,  Missouri and Ontario,  California.  On May 1, 2002, Frontier JetExpress expanded its services using five 50-passenger  Bombardier  CRJ-200 regional jets and began  supplemental  service between Denver and San Diego,  California  and  Minneapolis,  Minnesota.  This  codeshare  is  expected  to expand to include  the operation  by Mesa of at least  five  50-passenger  Bombardier  CRJ-200  regional  jets,  providing  service to new destinations as well as additional frequencies to our current route system.

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

       As a result of the  September  11,  2001  terrorist  attacks on the United  States,  on  September  22, 2001
President  Bush  signed  into law the Air  Transportation  Safety and System  Stabilization  Act (the  "Act").  The
Stabilization  Act includes for all U.S.  airlines and air cargo  carriers the  following  key  provisions:  (i) $5 billion  in cash  compensation,  of which  $4.5  billion is  available  to  commercial  passenger  airlines  and is allocated  based on the lesser of each  airline's  share of available  seat miles during  August 2001 or the direct and incremental  losses (including lost revenues)  incurred by the airline from September 11, 2001 through December
31,  2001;  (ii)  subject  to certain  conditions,  the  availability  of up to $10  billion in federal  government guarantees  of certain loans made to air carriers for which credit is not  reasonably  available as determined by a newly established Air  Transportation  Stabilization  Board; (iii) the authority of the Secretary of Transportation to reimburse  air carriers  (which  authority  expires 180 days after the enactment of the  Stabilization  Act) for increases  in the cost of war risk  insurance  over the  premium  in effect  for the  period  September  4, 2001 to
September  10, 2001;  (iv) at the  discretion  of the  Secretary  of  Transportation,  a $100 million  limit on the liability  of any air  carrier to third  parties  with  respect to acts of  terrorism  committed  on or to such air carrier  during the 180 day period  following  enactment of the Act; and (v) the  extension of the due date for the payment by air  carriers  of certain  payroll  and excise  taxes until  November  15,  2001 and  January 15,  2002, respectively.  During the fiscal year ended March 31, 2002,  we  recognized  $12,703,000  of the federal grant as a result of the Act to offset direct and  incremental  losses we experienced as a result of the terrorist  attacks on
September 11, 2001. We had received a total of $17,538,000;  the remaining  $4,835,000  represents amounts received in excess of estimated  allowable  direct and  incremental  losses incurred from September 11, 2001 to December 31,
2001.  During the  quarter  ended June 30,  2002,  we repaid  $4,000,000  of the excess  amounts  received  and the remaining  $835,000 is included as a deferred  liability on our balance sheet  awaiting final audit of our Form 330 filing by the Federal government.

Results of Operations

       We had a net loss of  $2,936,000  or $.10 per share for the  quarter  ended June 30, 2002 as compared to net income of $7,740,000  or $.26 per diluted share for the quarter ended June 30, 2001.  During the quarter ended June
30,  2002,  as compared  to the prior  comparable  period,  we  experienced  lower fares as a result of the slowing economy.  Our average  fare was $108 for the quarter  ended June 30, 2002,  compared to $134 for the quarter  ended
June 30, 2001.  During the quarter ended June 30, 2001,  we were forced to cancel a  significant  number of flights as a result of weather  conditions  in the Denver area.  We believe that this had an adverse  effect on our revenue during that quarter.

       During the quarter  ended June 30, 2001, we took  delivery of our first two Airbus  aircraft.  As this was a new aircraft type for us, we were required by the Federal Aviation  Administration  ("FAA") to demonstrate that our crews were  proficient in flying this type aircraft and that we were capable of properly  maintaining  the aircraft and related maintenance  records before we placed these aircraft in scheduled passenger service.  This process took longer than we originally had anticipated and, as a result,  we were required to cancel scheduled  flights that the first aircraft was scheduled to perform.  Because of this delay in receiving  necessary FAA  approvals,  we believe that our passenger revenues were adversely affected during the quarter ended June 30, 2001.

       Our cost per ASM for the  quarters  ended  June 30,  2002 and 2001 were  8.44(cent)and  9.75(cent), respectively, a decrease of 1.31(cent)or 13.4%.  Cost per ASM excluding fuel for the quarters ended June 30, 2002 and 2001 were 7.17(cent) and 8.22(cent), respectively, a decrease of 1.05(cent)or 12.8%.  Our cost per ASM decreased during the quarter ended June 30, 2002 as a result of a significantly  reduced level of Airbus transition expenses, a decrease in the price of fuel,  a decrease  in the cost per block hour on our Boeing  fleet for  rotable  repairs and engine  overhauls,  a decrease in our  distribution  expenses in relation to the  reduction in the average fare and a reduction in travel agency commissions as a result of the elimination of travel agency commissions effective
June 1, 2002, the lack of a bonus accrual as a result of the net loss for the quarter,  and economies of scale associated  with the 19.2% increase in ASMs over the prior  comparable  period.  These reductions were partially offset by an increase of .12(cent) per ASM as a result of an increase in war risk  insurance  premiums  after the events of September 11. Our cost per ASM during the quarter  ended June 30, 2001 was  impacted as a result of unusual weather  conditions  including an unusual spring blizzard and a hail storm which caused damage to five of our aircraft, or approximately  20% of our fleet,  during the quarter ended June 30, 2001. We incurred  short-term  lease expense for  substitute  aircraft to minimize  the number of flight  cancellations  while our  aircraft  were  being  repaired, additional  maintenance expenses  for the repair of the hail  damage,  and  interrupted  trip  expenses as a result of the number of flight cancellations related to the aircraft out of service for repair.  We estimate that the total adverse impact on our cost per ASM associated with these unusual weather conditions was .16(cent), or approximately
$1,800,000. Additionally,  due to the number of flight cancellations as a result of these  weather  conditions, we had fewer ASMs than we had  planned,  which  caused our fixed costs to be spread  over fewer ASMs and, we believe, distorted our cost per ASM for the quarter.  During the quarter  ended June 30, 2001,  we incurred  approximately
$2,000,000 in transition  expenses  associated  with the induction of the Airbus  aircraft  which had an adverse effect on our CASM of  approximately  .15(cent).  These include crew  salaries;  travel,  training and induction team  expenses;  and depreciation  expense.  This compared to $865,000 in Airbus  transition  expenses during the quarter ended June 30, 2002.

       An airline's  break-even  load factor is the  passenger  load factor that will result in operating  revenues being equal to operating  expenses,  assuming  constant  revenue per passenger  mile and expenses.  For the quarter ended June 30,  2002,  our  break-even  load factor was 65.4%  compared to our  achieved  passenger  load factor of
62.8%.  For the  quarter  ended June 30,  2001,  our  break-even  load factor was 60.6%  compared  to our  achieved passenger load factor of 67.6%. Our break-even load factor  increased from the prior  comparable  period largely as a result of a decrease  in our average  fare to $108  during the  quarter  ended June 30, 2002 from $134 during the quarter  ended June 30, 2001,  offset by a decrease in our expense per ASM to 8.44(cent)for the quarter  ended June 30,
2002 from 9.75(cent)for the quarter ended June 30, 2001.

       Small  fluctuations  in our yield per  available  seat mile  ("RASM")  or expense  per  available  seat mile
("ASM") can  significantly  affect  operating  results  because we, like other  airlines,  have high fixed costs in relation to  revenues.  Airline  operations  are highly  sensitive  to various  factors,  including  the actions of competing airlines and general economic factors,  which can adversely affect our liquidity,  cash flows and results of operations.

       As a result of the  expansion  of our  operations  during the quarter  ended June 30,  2002,  our results of operations  are not  necessarily  indicative of future  operating  results or comparable to the prior quarter ended
June 30, 2001.

       The following  table provides  certain of our financial and operating data for the year ended March 31, 2002 and the quarters ended June 30, 2002 and 2001.

                                                               Year
                                                              Ended
                                                            March 31,         Quarters Ended June 30,
                                                               2002            2002             2001
                                                          ---------------  --------------  ---------------

             Passenger revenue (000s) (2)                    435,946          109,292         120,728
             Revenue passengers carried (000s)                 3,069              928             846
             Revenue passenger miles (RPMs) (000s) (3)     2,756,965          859,604         776,764
             Available seat miles (ASMs) (000s) (4)        4,592,298        1,369,399       1,148,546
             Passenger load factor (5)                         60.0%            62.8%           67.6%
             Break-even load factor (1) (6)                    57.6%            65.4%           60.6%
             Block hours (7)                                  92,418           27,680          22,660
             Departures                                       41,736           12,184          10,190
             Average seats per departure                         132              132             132
             Average stage length                                834              851             854
             Average length of haul                              898              926             918
             Average daily block hour utilization (8)            9.1              9.9             9.9
             Yield per RPM (cents) (9)                         15.78            12.71           15.54
             Total yield per RPM (cents) (10)                  16.14            13.01           15.88
             Yield per ASM (cents) (11)                         9.47             7.98           10.51
             Total yield per ASM (cents) (12)                   9.69             8.17           10.74
             Expense per ASM (cents)                            9.33             8.44            9.75
             Expense per ASM excluding fuel (cents)             8.00             7.17            8.22
             Passenger revenue per block hour            $     4,717       $    3,948      $    5,328
             Average fare (13)                           $       132       $      108      $      134
             Average aircraft in fleet                          27.8             30.6            25.2
             Aircraft in fleet at end of period                 30.0             33.0            27.0
             Average age of aircraft at end of period           10.6              9.6            10.8
             EBITDAR (000s) (14)                             100,403           16,763          29,896
             EBITDAR as a % of revenue                         22.6%            15.0%           24.2%

(1)  The write-down of the carrying values of the Boeing 737-200 aircraft parts totaling $1,512,000, the
     Stabilization Act compensation of $12,703,000, and the unusual charge for the early lease termination of
     $4,914,000, all of which occurred during the year ended March 31, 2002, have  been excluded from the calculation of the break-even load factor, expense per ASM and expense per ASM excluding fuel.
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
     (8)"Average daily block hour utilization" represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period.  The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operation spare aircraft.
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

       The following  table provides our operating  revenues and expenses  expressed as cents per total ASMs and as a percentage of total  operating  revenues,  as rounded,  for the year ended March 31, 2002 and the quarters  ended
June 30, 2002 and 2001.

                                         Year Ended March 31,                    Quarters Ended June 30,
                                      --------------------------- -------------------------------------------------------
                                                 2002                        2002                       2001
                                      --------------------------- -------------------------------------------------------
                                            Per           %             Per            %           Per          %
                                           total          of           total          of          total        of
                                            ASM        Revenue          ASM         Revenue        ASM       Revenue
                                            ---        -------          ---         -------        ---       -------
Revenues:
    Passenger                              9.49         97.9%          7.98          97.7%        10.51        97.9%
    Cargo                                  0.14          1.5%          0.12           1.4%         0.17         1.6%
    Other                                  0.05          0.6%          0.07           0.8%         0.05         0.5%
                                      --------------------------- -------------------------------------------------------
Total revenues                             9.68        100.0%          8.17         100.0%        10.74       100.0%

Operating expenses:
    Flight operations                      4.16         42.9%          3.98          48.7%         4.33        40.3%
    Aircraft and traffic servicing         1.53         15.8%          1.41          17.3%         1.55        14.4%
    Maintenance                            1.53         15.8%          1.25          15.3%         1.60        14.9%
    Promotion and sales                    1.29         13.4%          1.07          13.2%         1.44        13.4%
    General and administrative             0.57          5.9%          0.45           5.5%         0.63         5.9%
    Depreciation and amortization          0.25          2.6%          0.28           3.4%         0.20         1.9%
                                      --------------------------- -------------------------------------------------------
Total operating expenses                   9.33         96.4%          8.44         103.4%         9.75        90.8%
                                      =========================== =======================================================
Total ASMs (000s)                     4,592,298                   1,369,399                   1,148,546

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

       Our average fare for the quarters ended June 30, 2002 and 2001 was $108 and $134,  respectively,  a decrease of 19.4%.  We believe that the  decrease in the average fare during the quarter  ended June 30, 2002 from the prior comparable  period was a result of the slowing economy,  competitive  pricing on discount fares available inside 14 days of travel in our markets, and low introductory fares by new carriers serving the Denver market.

       Passenger  Revenues.  Passenger  revenues totaled  $109,292,000 for the quarter ended June 30, 2002 compared to $120,728,000 for the quarter ended June 30, 2001, a decrease of 9.5%.  Passenger  revenue includes  revenues for non-revenue  passengers,  administrative fees, and revenue recognized for tickets that are not used within one year from their issue dates. We carried 928,000  revenue  passengers  during the quarter ended June 30, 2002 compared to
846,000 in the quarter  ended June 30, 2001,  an increase of 9.7%.  We had an average of 30.6 aircraft in our fleet during the quarter ended June 30, 2002  compared to an average of 25.2  aircraft  during the quarter ended June 30,
2001,  an  increase  of  21.4%.  ASMs  increased  to  1,369,399,000  for the  quarter  ended  June  30,  2001  from
1,148,546,000  for the quarter  ended June 30,  2001,  an increase  of 19.2%.  RPMs for the quarter  ended June 30,
2002 were  859,604,000  compared to  776,764,000  for the quarter  ended June 30, 2001,  an increase of 10.7%.  Our load factor  decreased  to 62.8% for the quarter  ended June 30, 2002 from 67.6% for the prior  comparable  period.
During the quarter ended June 30, 2001,  we had to cancel  numerous  flights as a result of the weather  conditions the Denver area experienced.  We believe that this had an adverse effect on our revenue during that quarter.

       Cargo  revenues,  consisting of revenues from freight and mail service,  totaled  $1,580,000  and $1,966,000 for the  quarters  ended  June 30,  2002  and  2001,  representing  1.4%  and  1.6% of  total  operating  revenues, respectively,  or a decrease of 19.6%.  This adjunct to the passenger  business is highly  competitive  and depends
heavily  on  aircraft  scheduling,   alternate  competitive  means  of  same  day  delivery  service  and  schedule reliability.

       Other  revenues,  comprised  principally of interline  handling fees,  liquor sales and excess baggage fees, totaled  $941,000 and $623,000 or .8% and .5% of total operating  revenues for the quarters ended June 30, 2002 and
2001,  respectively.  Other  revenue  increased  over the prior  comparable  period as a result of an  increase  in interline  handling fees  primarily  due to the Mesa  codeshare  agreement  and an increase in ground  handling for other airlines.

Operating Expenses

       Operating   expenses  include  those  related  to  flight   operations,   aircraft  and  traffic  servicing,
maintenance,  promotion and sales,  general and administrative  and depreciation and amortization.  Total operating expenses were  $115,625,000 and  $112,011,000 for the quarters ended June 30, 2002 and 2001 and represented  103.4%
and 90.8% of total  revenue,  respectively.  Operating  expenses  increased as a percentage  of revenue  during the quarter  ended June 30, 2002 as a result of the 19.4%  decrease in the average  fare during the quarter  ended June
30, 2001 to the quarter ended June 30, 2002.

       Flight  Operations.  Flight  operations  expenses of  $54,479,000  and  $49,736,000  were 48.7% and 40.3% of total revenue for the quarters  ended June 30, 2002 and 2001,  respectively.  Flight  operations  expenses  include all expenses  related  directly to the operation of the aircraft  including  fuel,  lease and  insurance  expenses, pilot and flight attendant compensation,  in-flight catering,  crew overnight expenses,  flight dispatch and flight operations administrative expenses.

       Aircraft  fuel  expenses  are  comprised  of both the direct cost of fuel,  including  taxes and the cost of delivering  fuel  into  the  aircraft.  Aircraft  fuel  costs  of  $17,396,000  for  20,858,000  gallons  used  and
$17,633,000 for 18,207,000 gallons used resulted in an average fuel cost of 83.4(cent)and 96.9(cent)per gallon and represented  31.9% and 35.4% of total flight  operations  expenses  for the quarters  ended June 30, 2002 and 2001, respectively.  The average fuel cost per gallon  decreased for the quarter ended June 30, 2002 from the  comparable prior  period due to an overall  decrease in the market  price of fuel.  Fuel prices are subject to change  weekly, as we do not  purchase  supplies  in  advance  for  inventory.  We do not hedge  our fuel  expense  exposure.  Fuel consumption  for the  quarters  ended  June  30,  2002  and 2001  averaged  754 and 804  gallons  per  block  hour, respectively.  Fuel  consumption  decreased  from the prior  comparable  period  because of a decrease  in our load factors,  the  more  fuel-efficient  Airbus  aircraft  added  to our  fleet  and a  fuel  conservation  program  we implemented in August 2001.
       .
       Aircraft  lease  expenses  totaled  $16,929,000  (14.6% of total  revenue) and  $16,318,000  (13.2% of total revenue)  for the  quarters  ended June 30, 2002 and 2001,  respectively,  or an increase of 3.7%.  The increase is largely  due to an  increase  in the  average  number of leased  aircraft  to 27.1 from 25.1,  an increase of 8.0%.
During the quarter  ended June 30, 2001,  to minimize the number of flight  cancellations  while our aircraft  were being repaired,  we incurred  short-term lease expenses of $541,000 for aircraft to partially  replace our aircraft damaged by hail.

         Aircraft  insurance  expenses  totaled  $2,618,000  (2.3% of total  revenue)  and  $859,000  (.7% of total revenue) for the quarters ended June 30, 2002 and 2001, respectively. Aircraft insurance expenses were .30(cent)and
..11(cent)per RPM for the quarters ended June 30, 2002 and 2001, respectively. Aircraft insurance expenses increased during the quarter  ended June 30, 2002 as a result of the  terrorist  attacks on September  11, 2001.  Immediately following the events of September 11, our aviation war risk  underwriters  issued seven days notice of cancellation to us. On September 24, 2001,  these  underwriters  reinstated  war risk passenger  liability  coverage but limited third party  bodily  injury and property  damage to $50 million per  occurrence.  A special  surcharge of $1.25 per passenger  carried  was  established  as the  premium  for this  coverage.  At the same time,  the FAA  provided us supplemental  third  party war risk  coverage  from the $50  million  limit to $1.6  billion.  The premium for this supplemental  coverage is $7.50 per flight  departure and is now set to expire on August 17, 2002,  unless  renewed by  Congress.  While the  government  may  extend  the  deadline  for when it will stop  providing  excess war risk coverage,  there are not  assurances  that any extension  will occur,  or if it does,  how long the extension  will last.  We expect that if the  government  stops  providing  excess war risk coverage to the airline  industry,  the premiums charged by aviation  insurers for this coverage will be substantially  higher than the premiums  currently charged by the government.

       Pilot and flight attendant  salaries before payroll taxes and benefits totaled  $9,859,000 and $7,775,000 or
9.0% and 6.4% of  passenger  revenue for each of the  quarters  ended June 30, 2002 and 2001,  respectively,  or an increase  of 26.8%.  Pilot and flight  attendant  compensation  increased  as a result of a 21.4%  increase  in the average  number of aircraft in service,  an increase of 22.2% in block  hours,  a general  wage  increase in flight attendant  salaries,  and  additional  crew  required to replace  those who were  attending  training on the Airbus equipment.  We pay pilot and flight  attendant  salaries for training,  consisting of  approximately  six and three weeks,  respectively,  prior to scheduled  increases in service,  which can cause the  compensation  expense during such periods to appear high in relationship to the average number of aircraft in service.

       Aircraft and Traffic Servicing. Aircraft and traffic servicing  expenses were $19,349,000 and $17,846,000
(an  increase of 8.4%) for the  quarters  ended June 30, 2002 and 2001,  respectively,  and  represented  17.3% and
14.5% of total  revenue.  Aircraft  and  traffic  servicing  expenses  include  all  expenses  incurred at airports including landing fees, facilities rental,  station labor, ground handling expenses,  and interrupted trip expenses associated  with delayed or cancelled  flights.  Interrupted  trip  expenses are amounts paid to other  airlines to protect  passengers as well as hotel, meal and other incidental  expenses.  Aircraft and traffic servicing expenses will  increase  with the addition of new cities to our route  system.  During the quarter  ended June 30, 2002,  we served 31 cities  compared  to 23 during the quarter  ended June 30,  2001,  or an  increase  of 34.8%.  During the quarter  ended June 30,  2002,  our  departures  increased to 12,184 from  10,190,  or 19.6%.  Aircraft and traffic servicing  expenses  were  $1,588 per  departure  for the  quarter  ended June 30,  2002 as  compared to $1,751 per departure  for the quarter  ended June 30, 2001,  or a decrease of 9.3%.  Aircraft and traffic  servicing  expenses during the quarter ended June 30, 2001 were adversely  impacted as a result of expenses  associated with deicing in
April 2001 as a result of an unusual spring  blizzard and an increase in  interrupted  trip expenses as a result of the  number  of  flight  cancellations  related  to  the  aircraft  out of  service  for  repair  of  hail  damage.
Additionally,  due to the number of flight  cancellations  as a result of these weather  conditions,  the number of departures was less than we had planned,  which caused our fixed costs to be spread over fewer  departures  and, we believe, distorted our expenses per departure for the June 2001quarter.

       Effective  February  17, 2002,  the DOT began  providing  security  services  through the newly  established
Transportation  Security  Agency ("TSA") or assumed many of the contracts and oversight of those  security  vendors that we and other carriers use to provide airport security  services.  Additionally,  the DOT will reimburse us, as well as all other air carriers,  for certain security services  provided by our own personnel.  In order to be able to provide and fund these  security  services,  the DOT has  imposed a $2.50  security  service  fee per  passenger segment  flown,  not to exceed  $5.00 for one-way  travel or $10.00 for a round trip,  on tickets  purchased on and after  February  1, 2002.  In  anticipation  that these fees will not be  adequate to cover the costs of the TSA, a security  infrastructure  fee has been assessed to all air carriers in an amount equal to the security fees paid by each  carrier  during the  calendar  year ended  December  31,  2000.  These are  included in  expenses  during the quarter ended June 30, 2002 and are payable monthly to the DOT.

       Maintenance.  Maintenance  expenses of  $17,157,000  and  $18,347,000  were 15.3% and 14.9% of total revenue for the quarters ended June 30, 2002 and 2001,  respectively.  These include all labor, parts and supplies expenses related to the  maintenance of the aircraft.  Routine  maintenance  is charged to  maintenance  expense as incurred while major  airframe,  engine,  landing gear and auxiliary power unit overhauls are accrued  monthly.  Maintenance cost per block hour was $620 and $810 for the  quarters  ended June 30,  2002 and 2001,  respectively.  Maintenance cost per block  hour  decreased  as a result of  decreases  on our  Boeing  fleet for  rotable  repairs  and engine overhauls,  and the  additional  new  Airbus  aircraft  that are less  costly to  maintain  than our  older  Boeing aircraft.  During the  quarter  ended June 30,  2001,  we had hail  damage to five of our  aircraft,  estimated  at
$560,000  ($25 per block  hour).  Additionally,  due to the number of flight  cancellations  as a result of adverse spring weather conditions,  the number of block hours was less than we planned,  which caused our fixed costs to be spread over fewer block hours and,  we believe,  distorted  our cost per block hour for the quarter  ended June 30,
2001.

     Promotion and Sales.  Promotion and sales expenses  totaled  $14,719,000  and  $16,425,000  and were 13.2% and
13.3% of total  revenue for the quarters  ended June 30, 2002 and 2001,  respectively.  These  include  advertising expenses,  telecommunications  expenses,  wages and benefits for  reservationists  and reservations  supervision as well as  marketing  management  and sales  personnel,  credit card fees,  travel  agency  commissions  and computer reservations  costs.  During the quarter ended June 30, 2002,  promotion and sales expenses per passenger decreased to $15.86 from $19.41 for the quarter  ended June 30, 2001.  Promotion and sales  expenses per passenger  decreased as a result of variable  expenses in relation to lower average  fares and partially as a result of our  elimination of travel  agency  commissions  effective  on tickets  sold on or after June 1, 2002 and a decrease in  advertising expenses.  During the quarter ended June 30, 2001,  we incurred  costs  associated  with the start-up and promotion of our frequent flyer program as well as the redesign of our web site.

       General and  Administrative.  General and  administrative  expenses for the quarters ended June 30, 2002 and
2001 totaled  $6,122,000  and  $7,335,000,  respectively,  and were 5.5% and 5.9% of total  revenue,  respectively.
During the quarter ended June 30, 2001, we accrued for employee  performance  bonuses totaling $1,065,000 or .9% of total  revenue.  Bonuses are based on  profitability.  As a result of our pre-tax  loss for the quarter  ended June
30,  2002,  we did not accrue  bonuses.  General and  administrative  expenses  include the wages and  benefits for several of our  executive  officers  and  various  other  administrative  personnel  including  legal,  accounting, information  technology,  aircraft procurement,  corporate  communications,  training and human resources and other expenses  associated  with these  departments.  Employee  health  benefits,  accrued  vacation and bonus  expenses, general insurance expenses including worker's  compensation,  and write-offs  associated with credit card and check fraud are also included in general and administrative  expenses.  We experienced  increases in our human resources, training and information  technology  expenses as a result of an increase in employees from approximately  2,500 in
June 2001 to  approximately  2,960 in June 2002, an increase of 18.4%.  Because of the increase in  personnel,  our health  insurance  benefit  expenses  increased  accordingly.  During the quarter  ended June 30, 2002,  we brought revenue  accounting  in-house.  We previously  had outsourced  this  function.  We expect to realize a reduction in expenses associated with revenue accounting.

       Depreciation  and  Amortization.  Depreciation and  amortization  expenses of $3,798,000 and $2,322,000,  an increase of 63.4%,  were  approximately  3.4% and 1.9% of total  revenue for the  quarters  ended June 30, 2002 and
2001,  respectively.  These expenses include  depreciation of aircraft and aircraft  components,  office equipment, ground  station  equipment,  other  fixed  assets.  Depreciation  expense  increased  over  the  prior  year due to additional aircraft purchases.

       Nonoperating  Income  (Expense).  Net  nonoperating  expense totaled $704,000 for the quarter ended June 30,
2002  compared to net  nonoperating  income of  $1,228,000  for the quarter  ended June 30, 2001.  Interest  income decreased to $707,000 from $1,531,000  during the quarter ended June 30, 2002 from the prior  comparable  period as a result of a decrease in interest  rates and invested  cash  balances.  Interest  expense  increased to $1,259,000 for the quarter ended June 30, 2002 from  $253,000 as a result of interest  expense  associated  with the financing of additional aircraft purchases since the prior comparable period.

       Income Tax Expense.  We accrued an income tax benefit of  $1,581,000  during the quarter ended June 30, 2002 at a 35% rate,  compared to an income tax expense  accrual of $4,794,000  for the quarter ended June 30, 2001, at a
39% rate.

Liquidity and Capital Resources

       Our  liquidity  depends  to a large  extent  on the  number of  passengers  who fly with us and the fares we charge.  Also, we depend on financing to acquire many of our aircraft,  including 11 Airbus aircraft  scheduled for delivery by 2004. We have incurred  $121,200,000 in debt to finance six Airbus  aircraft we have purchased  through
June 30, 2002.  We seek to control our  operating  costs,  but our  airline,  like other  airlines,  has many fixed costs.

       We had cash and cash  equivalents  and short-term  investments of  $79,050,000  and  $89,555,000 at June 30,
2002 and March 31, 2002,  respectively.  At June 30, 2002,  total current assets were  $183,271,000  as compared to
$154,930,000 of total current  liabilities,  resulting in working capital of $28,341,000.  At March 31, 2002, total current assets were  $192,048,000 as compared to $152,064,000  of total current  liabilities,  resulting in working capital of  $39,984,000.  The  decrease in our cash and working  capital from March 31, 2002 is largely a result of cash used by  investing  activities,  principally  as a result of an increase  in  pre-delivery  payments  totaling
$10,893,000 for additional aircraft purchases.

       Cash  provided  by  operating  activities  for the  quarter  ended  June 30,  2002 was  $2,420,000.  This is attributable  to an increase in deferred  tax  expense,  a decrease in  receivables,  and  increases in air traffic liability,  other accrued expenses,  accrued  maintenance  expenses,  and deferred rent, offset by our net loss for the period and increases in restricted  investments,  security,  maintenance and other  deposits,  and decreases in accounts payable and deferred  Stabilization  Act compensation.  Included in cash provided by operating  activities is a $4,000,000  repayment of the excess amounts received under the  Stabilization  Act. Cash provided by operating activities  for the quarter ended June 30, 2001 was  $23,126,000.  This is  attributable  to our net income for the period, decreases in trade receivables,  increases in air traffic liability,  other accrued expenses,  income taxes payable,  and accrued maintenance expense,  offset by increases in restricted  investments,  security,  maintenance and other deposits, prepaid expenses and inventories, and a decrease in accounts payable.

       Cash used by investing  activities for the quarter ended June 30, 2002 was  $62,300,000.  Net aircraft lease and purchase  deposits  decreased by  $2,500,000  during this  quarter.  During the quarter ended June 30, 2002, we took delivery of two purchased Airbus aircraft and applied their respective  pre-delivery  payments to the purchase of those aircraft.  We also used $65,006,000 for the purchase of these  additional  Airbus aircraft and to purchase rotable aircraft  components,  leasehold  improvements  other general equipment  purchases.  Cash used by investing activities  for the quarter ended June 30, 2001 was  $56,800,000.  We used  $4,110,000 for  pre-delivery  payments, net of amounts applied to the purchase of our first Airbus  aircraft,  for future  purchases of Airbus aircraft and a cash  security  deposit  on the first  leased  Airbus  aircraft.  During the  quarter  ended  June 30,  2001,  we converted two purchase  options into firmly ordered  Airbus A319  aircraft,  and advanced their delivery dates from the third and fourth  calendar  quarters  of 2004 to May and June 2002 that  required  deposits of  $9,203,000.  We also used  $52,896,000 for the purchase of these aircraft and to purchase  rotable  aircraft  components to support the Airbus fleet,  as well as a spare engine for the Boeing fleet,  and other general  equipment  purchases  during the quarter ended June 30, 2001.

       Cash provided by financing  activities  for the quarters  ended June 30, 2002 and 2001 was  $49,375,000  and
$24,504,000,  respectively.  During  the  quarters  ended  June 30,  2002 and 2001,  we  borrowed  $49,200,000  and
$24,000,000  to finance the purchase of Airbus  aircraft,  of which  $784,000  and $70,000  were repaid  during the respective  quarters.  During the  quarters  ended June 30,  2002 and 2001,  we  received  $992,000  and  $605,000, respectively, from the exercise of common stock options.

Contractual Obligations

       The following table summarizes our contractual obligations as of June 30, 2002:

                                        Less than          1-3            4-5           After
                                          1 year          years          years         5 years          Total
                                     -------------------------------------------------------------------------------
Long-term debt (1)                     $ 5,467,000    $ 12,226,000   $ 13,725,000   $ 87,055,000   $ 118,473,000
Capital lease obligations                  139,000          32,000                                       171,000
Operating leases (2) (4)                78,305,000     140,959,000    104,578,000    364,677,000     688,519,000
Unconditional purchase obligations (3) 161,400,000     181,000,000                                   342,400,000
                                     -------------------------------------------------------------------------------
Total contractual cash obligations    $245,311,000    $334,217,000   $118,303,000   $451,732,000  $1,149,563,000
                                     ===============================================================================

(1)  In May 2001,  we entered  into a credit  agreement to borrow up to  $72,000,000  for the purchase of three
     Airbus  aircraft with a maximum  borrowing of  $24,000,000  per aircraft.  Each aircraft loan has a term of 10 years and is payable in equal  monthly  installments,  including  interest,  payable in arrears.  The aircraft secures the loans.  The credit agreement  contains certain events of default,  including events of default for failure to make  payments  when due or to comply with  covenants in the  agreement.  As of March 31, 2002,  we had  $70,058,000  of debt  outstanding  for purchase of these three Airbus  aircraft.  Each loan  provides for monthly principal and interest  payments ranging from $207,579 to $218,109,  bears interest with rates ranging from  6.05% to 6.71%,  averaging  6.43% for the three  aircraft  loans,  with  maturities  in May,  August and
     September 2011, at which time a balloon payment totaling  $10,200,000 is due with respect each aircraft loan.

     In May 2002, we secured a loan for  $25,200,000  for the purchase of an Airbus  aircraft.  The loan has a term of 12 years and is payable in quarterly  installments,  including interest payable in arrears, with a floating interest  rate  adjusted  quarterly  based on LIBOR  plus a margin of 1.5%.  The total  interest  rate for the first quarter is 3.4375%.  The loan  amortizes  using an assumed  interest rate of 6% maturing in May 2014, at which  time a  balloon  payment  of  $7,560,000  is due.  As of June  30,  2002,  we had  $25,200,000  of debt outstanding secured by this aircraft.

     In June 2002, we secured a $48,000,000  loan  facility for the purchase of two Airbus  aircraft,  one of which was  delivered  in June  2002 and the  other  in July  2002,  with a  maximum  borrowing  of  $24,000,000  per aircraft.  Each  aircraft  loan has a term of 12 years and is payable  in  quarterly  installments,  including interest  payable in arrears,  with a floating  interest rate adjusted  quarterly based on LIBOR plus a margin of 1.7%.  The total  interest  rate for the first  quarter  is  3.575%.  The loan  amortizes  using an assumed interest  rate of 6% with  maturities  in June  and  July  2014,  at  which  time  balloon  payments  totaling
     $4,800,000  are due. As of June 30, 2002,  the Company had  $24,000,000  of debt  outstanding  secured by this aircraft.

(2)  As of June 30, 2002, we lease four Airbus 319 type aircraft and 24 Boeing 737 type  aircraft  under  operating leases with  expiration  dates  ranging from 2002 to 2014.  Under these  leases,  we are required to make cash security  deposits or issue  letters of credit  representing  approximately  two months of lease  payments per aircraft.  At June 30, 2002,  we had made cash  security  deposits and had arranged for issuance of letters of credit totaling  $5,705,000 and $8,870,000,  respectively.  Accordingly,  our restricted cash balance includes
     $8,870,000 that  collateralizes  the outstanding  letters of credit.  Additionally,  we make deposits to cover the cost of major scheduled  maintenance  overhauls of these aircraft.  These deposits are based on the number of flight hours flown and/or flight  departures  and are not included as an obligation in the above  schedule.
     At June 30, 2002, we had remaining unused  maintenance  deposits of $55,798,000  classified as an asset on our balance sheet.

     As a complement to our Airbus purchase  agreement,  in April and May 2000 we signed two agreements to lease 16 new Airbus  aircraft for a term of 12 years.  Four of these  aircraft have been delivered to us as of June 30,
     2002.  As of June 30,  2002,  we have made cash  security  deposits on the  remaining 12 aircraft we agreed to lease and have made cash security  deposits and arranged for issuance of letters of credit  totaling  $400,000 and $2,265,000, respectively, to secure these leases.

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

     Denver  International  Airport,  our primary hub for  operations,  is in the planning stages for a significant expansion of the concourse  where we currently have our aircraft  gates.  The expansion will add as many as 10 gates for  full-size  commercial  jet  aircraft  and several  more gates for smaller  regional  jets.  We have voiced  preliminary  interest in entering into a long term lease  arrangement  with the airport  authority for the use of additional  aircraft gates in connection with our overall  expansion  plans. The amount we would be charged  under this lease will be  contingent  upon the ultimate  cost of the overall  project,  the amount of space to which we  commit,  the  financing  structure  and  interest  cost and the  final  method by which the airport  authority  allocates the  constructions  costs among the  airlines.  Currently,  construction  on the concourse  expansion is anticipated to start in the Spring of 2003 with completion  targeted for the Winter of
     2004.

(3)  We have  adopted a fleet  replacement  plan to phase out our  Boeing  737  aircraft  and  replace  them with a combination of Airbus A319 and A318  aircraft.  In March 2000, we entered into an agreement,  as  subsequently amended,  to  purchase  up to 31 new Airbus  aircraft.  Included in the  purchase  commitment  are amounts for spare  aircraft  components  to  support  the  aircraft.  We are not under any  contractual  obligations  with respect  to spare  parts.  We have  agreed to firm  purchases  of 17 of these  aircraft,  and have  options to purchase  up to an  additional  14  aircraft.  As of June 30,  2002,  we have taken  delivery  of six of these aircraft.  Under  the  terms  of the  purchase  agreement,  we are  required  to make  scheduled  pre-delivery payments for these  aircraft.  These  payments are  non-refundable  with  certain  exceptions.  As of June 30,
     2002, we had made  pre-delivery  payments on future deliveries  totaling  $41,747,000 to secure these aircraft and option  aircraft.  We expect to be operating up to 37 purchased  and leased  Airbus  aircraft by the first quarter of calendar 2005.

     As of June 30, 2002, we have executed financing  commitments for five purchased Airbus A319 aircraft.  We have signed  a term  sheet  with a German  bank to  provide  debt  financing  for two of our  eight  A319  aircraft scheduled  for  delivery  from  Airbus in fiscal year 2003,  one of which was  delivered  and  financed in May
     2002.  The  terms  permit  us to borrow  up to  $51,100,000  over a period of 120  months at either a fixed or floating  interest rate with a $7,600,000  balloon  payment per aircraft due at maturity.  We have also signed a term sheet with a group of  European  banks for the debt  financing  of two of these A319  aircraft  (one of these  has been  delivered,  and  financing  completed  at June 30,  2002).  The  terms  permit  an  aggregate borrowing  of  $48,000,000  over a 10 year term of either fixed or floating  rates with a  $4,800,000  balloon payment per aircraft due at  maturity.  In addition,  we have signed a term sheet with a French bank group for the debt  financing of three of the fiscal year 2003 A319 aircraft  deliveries  with a borrowed  amount not to exceed  $72,000,000  over a period of 12  years.  The  interest  rate can be set by the  borrower  at either a fixed or floating rate with a $7,000,000  balloon payment due at maturity.  The eighth A319 aircraft  delivery scheduled for March 2003 currently has no committed long-term financing.

Commercial Commitments

       As we enter new  markets,  increase  the  amount  of space  leased,  or add  leased  aircraft,  we are often required  to  provide  the  lessor  with a letter  of  credit,  bond or cash  security  deposits.  These  generally approximate  up to three  months of rent and fees.  As of June 30,  2002,  we had  outstanding  letters  of credit, bonds, and cash security deposits  totaling  $13,430,000,  $2,135,000,  and $6,756,000,  respectively.  In order to meet these  requirements,  we have a credit  agreement with a financial  institution  for up to  $1,500,000,  which expires August 31, 2002, and another credit  agreement with a second  financial  institution for up to $20,000,000, which  expires  November  30, 2002.  These  credit lines can be used solely for the issuance of standby  letters of credit.  Any amounts drawn under the credit agreements are fully  collateralized by certificates of deposit,  which are carried as restricted  investments on our balance sheet. As of June 30, 2002, we have drawn  $13,430,000  under these credit  agreements for standby letters of credit that  collateralize  certain leases. In the event that these credit  agreements are not renewed beyond their present  expiration  dates,  the  certificates  of deposit would be redeemed  and paid to the various  lessors as cash  security  deposits in lieu of standby  letters of credit.  As a result  there would be no impact on our  liquidity  if these  agreements  were not  renewed.  In the event that the surety  companies  determined  that  issuing  bonds on our  behalf  were a risk  they  were no  longer  willing  to underwrite,  we would be required to  collateralize  certain of these lease  obligations  with either cash security deposits or standby letters of credit, which would decrease our liquidity.

       We use the Airline Reporting  Corporation  ("ARC") to provide  reporting and settlement  services for travel agency  sales and other  related  transactions.  In order to maintain the minimum  bond (or  irrevocable  letter of credit)  coverage of  $100,000,  ARC  requires  participating  carriers  to meet,  on a  quarterly  basis,  certain financial tests such as, but not limited to, net profit margin  percentage,  working capital ratio,  and percent of debt to debt plus equity.  As June 30, 2002,  we met these  financial  tests and  presently  are only  obligated to provide the minimum  amount of  $100,000 in coverage to ARC. If we were to fail the minimum  testing  requirements, we would be required to increase  our bonding  coverage to four times the weekly  agency net cash sales  (sales net of refunds and agency  commissions).  Based on net cash sales  remitted to us for the week ended July 26, 2002, the coverage  would be increased to  $2,058,000  if we failed the tests.  If we were unable to increase the bond amount as a result of our then financial  condition,  we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

       In attempting to maximize the  efficiency of our fleet  replacement  plan, we may from time to time endeavor to return certain  leased B737 aircraft to their owners on dates before the currently  scheduled  lease  expiration dates for these  aircraft.  We  returned  one Boeing  aircraft  during the year ended March 31,  2002.  If we early return  these  aircraft  from  service and are unable to sublease  these  aircraft to third  parties,  we may incur additional  expense,  or pay the lessor all or a portion of the remaining  lease  payments,  that could result in a charge  against  earnings in the period in which the  agreement is entered  into. We have entered into an agreement to early  return two  737-200  aircraft to the lessor,  for which we  recorded an unusual  charge of  approximately
$3,000,000, net of income taxes, against earnings in our year ended March 31, 2002.

       We are assessing  our liquidity  position in light of our aircraft  purchase  commitments  and other capital needs, the economy,  our competition,  the events of September 11, and other uncertainties  surrounding the airline industry.  We  believe it may be  appropriate  to enhance  our  liquidity,  and are  actively  considering  several financing  alternatives.  In  that  regard,  we  filed  a shelf  registration  with  the  Securities  and  Exchange
Commission  in April  2002  that  would  allow us to sell  equity  or debt  securities  from time to time as market conditions  permit. On June 28, 2002, we filed an application with the Air Transportation  Stabilization  Board for a $70  million  line of  credit,  of which 85  percent  would be  secured  by a federal  government  guarantee.  If approved,  we plan to obtain  this line of credit in order to enhance our  liquidity.  In  addition,  we may pursue domestic or foreign bank  financing,  private debt financing or public debt  financing  such as enhanced  equipment trust certificates or leveraged lease arrangements.

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

       Under the terms of our aircraft lease agreements,  we are required to make monthly  maintenance  deposits to the lessor and a liability  for accrued  maintenance  is  established  based on aircraft  usage.  The  deposits are applied  against the cost of major  airframe  maintenance  checks,  landing  gear  overhaul  and engine  overhauls.
Deposit  balances  remaining  at  lease  termination  remain  with  the  lessor  and any  remaining  liability  for maintenance  checks is reversed  against the deposit balance.  Additionally,  a provision is made for the estimated costs of  scheduled  major  overhauls  required  to be  performed  on  leased  aircraft  and  components  under the provisions of the aircraft lease  agreements if the required  monthly deposit amounts are not adequate to cover the entire cost of the scheduled  maintenance.  We also accrues for major  airframe  maintenance  checks,  landing gear overhauls and engine overhauls on our owned aircraft.  Accrued  maintenance  expense expected to be incurred beyond one year is  classified  as  long-term.  The amounts  accrued for  maintenance  are based on  estimates of the time required to complete the  procedures  and cost of parts used.  Additional  maintenance  accruals may be required if these estimates prove to be inadequate.

Revenue Recognition

         Passenger,  cargo,  and other revenues are  recognized  when the  transportation  is provided or after the tickets  expire,  one year after date of issuance,  and are net of excise  taxes,  passenger  facility  charges and security  fees.  Revenues  that on tickets  that have been sold but not yet used been  deferred and included in the accompanying balance sheet as air traffic liability.

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

       Our  earnings  are  affected  by changes in the price and  availability  of  aircraft  fuel.  Market risk is estimated  as a  hypothetical  10 percent  increase in the average cost per gallon of fuel for the year ended March
31,  2002.  Based on fiscal year 2002 actual fuel  usage,  such an increase  would have  resulted in an increase to aircraft fuel expense of  approximately  $6,482,000 in fiscal year 2002.  Comparatively,  based on projected fiscal year 2003 fuel usage,  such an increase  would  result in an increase  to aircraft  fuel  expense of  approximately
$8,020,000  in fiscal year 2003.  The  increase in exposure to fuel price  fluctuations  in fiscal year 2003 is due to the increase of our average  aircraft  fleet size during the year ended March 31, 2002,  projected  increases to our fleet during the year ended March 31, 2003 and related gallons purchased.

       Our  average  cost per gallon of fuel for the period  ended June 30, 2002  decreased  13.9% from the average cost for the quarter ended June 30, 2001.  See  "Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations - Operating Expenses."

       We will be susceptible to increased  interest expense  associated on A319 aircraft debt financings that have floating  interest  rates and on expected  future  long-term  debt  obligations to fund the purchases of our Airbus aircraft.

                                            PART II. OTHER INFORMATION

Item 6:        Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Numbers

           10.68          Aircraft Lease Agreement  dated as of May 1, 2002 between AFS  Investments  XVILLC as
                          Lessor and Frontier Airlines, Inc. as Lessee. (1)

           10.69          Credit Agreement [Frontier/2002-A]  dated as of June 26, 2002 between Frontier Airlines,
                          Inc., Borrower,  and Landesbank  Schleswig-Holstein  Girozentrale,  as  Administrative
                          Agent on behalf of the  lenders.  Portions of this exhibit have been  excluded  from the publicly  available document and an order granting  confidential  treatment of the excluded material has been requested. (1)

           10.70          Mortgage and Security  Agreement  [Frontier/2002-A]  dated as of June 26, 2002 between
                          Frontier  Airlines, Inc., Borrower, and Landesbank  Schleswig-Holstein  Girozentrale, as
                          Administrative Agent on behalf of the lenders. (1)

           10.71          Credit Agreement  [Frontier/2002-B]  dates as of July 16, 2002 between Frontier Airlines,
                          Inc., Borrower, and Erste Bank Der  Oesterreichschen  Sparkassen AG, as Administrative
                          Agent on behalf of the  lenders.  Portions of this exhibit have been  excluded  from the publicly  available document and an order granting  confidential  treatment of the excluded material has been requested. (1)

           10.72          Mortgage and Security  Agreement  [Frontier/2002-B]  dated as of July 16, 2002 between
                          Frontier  Airlines, Inc.,  Borrower,  and Erste Bank Der  Oesterreichschen  Sparkassen AG,
                          as  Administrative Agent on behalf of the lenders. (1)

           10.73          Credit Agreement  {Frontier/HLB] dated as of May 23, 2002 between Frontier Airlines, Inc.,
                          Borrower,  and Hamburgische  Landesbank-Girozentrale,  as Administrative Agent on behalf of the lenders. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been requested. (1)

           10.74          Mortgage and Security Agreement  [Frontier/HLB]  dated as of May 23, 2002 between Frontier
                          Airlines,  Inc., Borrower, and Hamburgische Landsebank-Girozentrale, as Administrative Agent
                          on behalf of the lenders. (1)

           99.1           Certification of President and Chief Executive Officer, Jeffery S. Potter. (1)

           99.2           Certification of Chief Financial Officer, Paul H. Tate. (1)

           (1)            Filed herewith.

(b)      Reports on Form 8-K

              None.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  August 5, 2002                                By: /s/ Paul H. Tate
                                                        -----------------------------------------------------------
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  August 5, 2002                                By: /s/ Elissa A. Potucek
                                                        -----------------------------------------------------------
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer