Form 10-Q
period 2002-09-30
FRONTIER AIRLINES INC /CO/
filed 2002-11-19
CIK 921929

                                               FORM 10-Q

                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the quarterly period ended September 30, 2002.

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

The number of shares of the  Company's  Common Stock  outstanding  as of November 8, 2002 was
29,647,050.

                                             TABLE OF CONTENTS

                                      PART I. FINANCIAL INFORMATION

                                                                                           Page
Item 1.  Financial Information

         Financial Statements                                                                1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                               5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         19

Item 4.  Controls and Procedures                                                            20

                                      PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                21

Item 6.  Exhibits and Reports on Form 8-K                                                   21

                                        PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)
                                                                        September 30,              March 31,
                                                                           2002                      2002

Assets
Current assets:
    Cash and cash equivalents                                           $ 42,565,746            $ 87,555,189
    Short-term investments                                                 2,000,000               2,000,000
    Restricted investments                                                18,946,000              11,574,000
    Receivables, net of allowance for doubtful accounts
      of $352,000 and $155,000 at September 30, 2002
      and March 31, 2002, respectively                                    24,779,983              28,536,313
    Income taxes receivable                                                9,112,976               6,855,544
    Maintenance deposits                                                  37,304,251              36,046,157
    Prepaid expenses and other assets                                      9,332,657              11,013,602
    Inventories                                                            7,294,278               6,604,378
    Deferred tax assets                                                    2,199,684               1,788,078
    Deferred lease and other expenses                                        127,752                  74,952
            Total current assets                                         153,663,327             192,048,213
Security, maintenance and other
deposits                                                                  25,312,920              20,932,709
Aircraft pre-delivery payments                                            54,071,186              44,658,899
Property and equipment, net                                              233,685,626             142,861,771
Deferred lease and other expenses                                          1,406,388                 523,134
Restricted investments                                                    13,310,833              12,660,210
                                                                        $481,450,280            $413,684,936
                                                                     =======================================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $ 21,744,064            $ 23,185,266
    Air traffic liability                                                 57,990,178              61,090,705
    Accrued maintenance expense                                           41,548,425              37,527,906
    Other accrued expenses                                                18,955,695              22,060,082
    Deferred stabilization act
compensation                                                                 835,381               4,835,381
    Current portion of long-term debt                                      7,065,704               3,225,651
    Current portion of obligations under capital leases                      137,230                 138,604
            Total current liabilities                                    148,276,677             152,063,595
Long-term debt                                                           133,649,527              66,832,018
Accrued maintenance expense                                               17,614,980              15,796,330
Deferred tax liability                                                    11,804,862               6,716,815
Deferred lease and other expenses                                          5,303,643               3,077,326
Obligations under capital leases, excluding current
portion                                                                        -                      65,559
            Total liabilities                                            316,649,689             244,551,643

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000
        shares; none issued                                                    -                        -
    Common stock, no par value, stated value of $.001
        per share, authorized 100,000,000 shares;
        29,647,050 and 29,421,331 shares issued and
        outstanding at September 30, 2002 and March 31, 2002,
        respectively                                                          29,647                  29,421
    Additional paid-in capital                                            87,044,694              85,867,487
    Unearned ESOP shares                                                    (706,557)             (2,119,670)
    Retained earnings                                                     78,432,807              85,356,055
                                                                         164,800,591             169,133,293
                                                                         481,450,280             413,684,936
                                                                     =======================================
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Operations
(Unaudited)
                                         Three Months Ended                                Six Months Ended
                                September 30,           September 30,            September 30,           September 30,
                                    2002                     2001                    2002                     2001
Revenues:

 Passenger                   $ 116,709,640           $ 113,743,975           $ 226,001,522            $ 234,471,814

    Cargo                           1,366,251               1,572,891               2,946,187                3,538,464

    Other                           1,278,633                 689,345               2,219,222                1,312,290

        Total revenues            119,354,524             116,006,211             231,166,931              239,322,568

Operating expenses:

    Flight operations              59,568,910              50,959,339             114,048,305              100,695,793

    Aircraft and traffic servicing 21,274,015              17,954,683              40,623,124               35,800,653

    Maintenance                    18,942,128              20,016,709              36,099,490               38,363,899

    Promotion and sales            13,505,113              16,386,217              28,224,421               32,910,980

    General and administrative      6,574,920               5,974,368              12,696,791               13,208,920

    Depreciation and amortization   4,133,227               2,744,541               7,931,639                5,066,409

        Total operating expense  123,998,313             114,035,857             239,623,770              226,046,654

        Operating income (loss    (4,643,789)              1,970,354             (8,456,839)               13,275,914

Nonoperating income (expense):

    Interest income                   487,798               1,116,222               1,194,760                2,646,980

    Interest expense               (1,895,668)               (673,552)             (3,154,979)                (926,426)

    Stabilization act compensation      -                   8,802,235                  -                     8,802,235

    Other, net                       (286,772)               (147,125)               (438,322)                (196,808)

        Total nonoperating income
        (expense) net              (1,694,642)              9,097,780              (2,398,541)              10,325,981

 Income (loss) before income
    tax expense                    (6,338,431)             11,068,134             (10,855,380)              23,601,895

Income tax (benefit) expense       (2,350,755)              3,789,551              (3,932,132)               8,583,715

Net income (loss)                $ (3,987,676)            $ 7,278,583             $(6,923,248)            $ 15,018,180
                                =======================================================================================

Earnings per share:

Basic                      $      (0.13)                  $0.26             $     (0.23)                   $0.53
                                ======================================================================================
      Diluted                    $      (0.13)                  $0.24             $     (0.23)                   $0.50
                                ======================================================================================

Weighted average shares of
  common stock outstanding

      Basic                        29,632,898              28,360,534              29,583,870               28,324,778
                                ======================================================================================
      Diluted                      29,632,898              29,807,169              29,583,870               29,807,470
                                ======================================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Six Months Ended September 30, 2002 and 2001
(Unaudited)

                                                                             2002                    2001
Cash flows from operating activities:
    Net income (loss)                                                   $ (6,923,248)           $ 15,018,180
    Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
            Employee stock option plan compensation expense                1,413,113               1,108,124
            Depreciation and amortization                                  7,983,936               5,113,021
            Deferred tax expense                                           5,282,898               1,714,264
            Changes in operating assets and liabilities
                Restricted investments                                    (8,434,423)             (3,825,000)
                Receivables                                                3,756,330              15,569,800
                Income taxes receivable                                   (2,257,432)                  -
                Security, maintenance and other deposits                  (4,814,705)             (5,519,404)
                Prepaid expenses and other assets                          1,680,945               1,337,267
                Inventories                                                 (689,900)             (1,527,393)
                Accounts payable                                          (1,441,202)             (7,221,166)
                Air traffic liability                                     (3,100,527)            (12,126,229)
                Other accrued expenses                                    (3,104,387)               (833,766)
                Deferred stabilization act compensation                   (4,000,000)              1,316,239
                Accrued maintenance expense                                5,839,169               5,679,350
                Deferred lease and other expenses                          2,226,317               1,579,592

                  Net cash provided (used) by operating activities        (6,583,116)             17,382,879

Cash flows from investing activities:
    Aircraft lease and purchase deposits, net                            (10,235,887)              4,132,112
    Decrease in restricted investments                                       411,800                 931,800
    Capital expenditures                                                 (98,755,494)           (115,109,871)
                  Net cash used by investing activities                 (108,579,581)           (110,045,959)

Cash flows from financing activities:
    Net proceeds from issuance of common stock                               570,976                 571,109
    Proceeds from long-term borrowings                                    73,200,000              72,000,000
    Payment of financing fees                                               (988,351)                    -
    Principal payments on long-term borrowings                            (2,542,438)               (400,378)
    Principal payments on obligations under capital leases                   (66,933)                (60,731)
                  Net cash provided by financing activities               70,173,254              72,110,000

                  Net decrease in cash and cash equivalents              (44,989,443)            (20,553,080)

Cash and cash equivalents, beginning of period                            87,555,189             109,251,426

Cash and cash equivalents, end of period                                $ 42,565,746            $ 88,698,346
                                                                     ========================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
September 30, 2002

(1)  Basis of Presentation

     The accompanying  unaudited  financial  statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and the instructions  to Form 10-Q and Regulation S-X.  Accordingly,  they do not include all of the information and footnotes required by generally accepted  accounting  principles for complete  financial  statements  and should be read in  conjunction  with the  Company's
     Annual  Report on Form  10-K for the year  ended  March  31,  2002.  In the  opinion  of
     management,   all  adjustments   (consisting  only  of  normal  recurring   adjustments)
     considered  necessary  for a fair  presentation  have  been  included.  The  results  of operations for the six months ended  September 30, 2002 are not  necessarily  indicative of the results that will be realized for the full year.

     Reclassifications

     Certain  reclassifications  have been made to the March 31, 2002  balances to conform to the September 30, 2002 presentation.

(2)  Long-term Debt

     In May 2002, the Company  obtained a loan for  $25,200,000  for the purchase of an Airbus aircraft.  The loan has a term of 12 years and is  payable  in  quarterly  installments,
     including  interest  payable  in  arrears,   with  a  floating  interest  rate  adjusted
     quarterly  based on LIBOR plus a margin of 1.5%.  The  interest  rate at  September  20,
     2002 was  3.3125%.  The loan  matures in May 2014,  at which  time a balloon  payment of
     $7,560,000  is due. As of  September  30,  2002,  the Company  had  $24,946,000  of debt outstanding secured by this aircraft.

     In June 2002,  the Company  obtained a $48,000,000  loan facility for the purchase of two
     Airbus  aircraft,  one of which was  delivered  in June 2002 and the other in July 2002.
     Each  aircraft  loan has a term of 12 years and is  payable in  quarterly  installments,
     including  interest  payable  in  arrears,   with  a  floating  interest  rate  adjusted
     quarterly  based on LIBOR  plus a margin  of 1.7%.  The  interest  rates for each of the loans at September  30, 2002 were 3.5288% and 3.575%,  respectively.  The loans  mature in June 2014 and July 2014, at which time balloon  payments  totaling  $4,800,000 are due.
     As of September 30, 2002, the Company had $47,288,000 of debt  outstanding  secured by these aircraft.

     In April 2002,  the Company  obtained a  $72,000,000  loan  facility  for the purchase of three Airbus  aircraft,  one of which was delivered in October 2002.  Each aircraft loan will  have a  term  of 12  years  and  will  be  payable  in  semi-annual  installments, including  interest,  payable  in  arrears,  with  a  floating  interest  rate  adjusted semi-annually  based on LIBOR  plus a margin of 1.25%.  The  loans  are  secured  by the aircraft.  At the end of the term,  there is a balloon  payment for each  aircraft  loan
     that  is  not  to  exceed  $7,000,000.   As  of  October  31,  2002,  we  have  borrowed
     $24,000,000  for the  purchase  of the  first  Airbus  aircraft.  The  loan  matures  in
     October 2014, at which time a balloon payment totaling $7,000,000 is due.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This  report  contains  forward-looking  statements  within the meaning of Section 21E of the
Securities  Exchange  Act of 1934 that  describe  the  business  and  prospects  of  Frontier
Airlines,  Inc.  ("Frontier"  or the  "Company")  and the  expectations  of our  Company  and management.  All  statements,  other than  statements of historical  facts,  included in this report that address  activities,  events or developments that we expect,  believe,  intend or anticipate  will or may occur in the future,  are  forward-looking  statements.  When used in this document,  the words  "estimate,"  "anticipate,"  "project" and similar  expressions are intended to identify forward-looking  statements.  Forward-looking  statements are inherently subject to risks and  uncertainties,  many of which  cannot be  predicted  with  accuracy and some of which might not even be  anticipated.  These  risks and  uncertainties  include,  but are not limited to: the timing of, and expense  associated  with,  expansion and modification of our  operations in  accordance  with our business  strategy or in response to  competitive pressures  or other  factors;  general  economic  factors  and  behavior  of the  fare-paying public,  including  the  current  economic  slowdown,  which  has  put  significant  downward pressure  on fares;  increased  federal  scrutiny  of low-fare  carriers  generally  that may increase  our  operating  costs or  otherwise  adversely  affect  us;  actions  of  competing airlines,  such as  increasing  capacity  and pricing  actions of United  Airlines  and other competitors;  the unavailability of, or inability to secure upon acceptable terms,  financing necessary to purchase  aircraft that we have ordered;  issues  relating to our  transition to an  Airbus  aircraft  fleet;  uncertainties  regarding  aviation  fuel  price;  uncertainties regarding  future  terrorist  attacks on the United  States or military  actions  that may be taken;  and  uncertainties  as to when  and how  fully  consumer  confidence  in the  airline industry  will be  restored,  if  ever.  Because  our  business,  like  that  of the  airline industry  generally,  is  characterized  by high fixed  costs  relative  to  revenues,  small fluctuations  in our yield per RPM or  expense  per ASM can  significantly  affect  operating results.  See "Risk  Factors"  in our Form 10-K for the year ended March 31, 2002 as they may be modified by the disclosures contained in this report.

General

       We are a scheduled  passenger  airline  based in Denver,  Colorado.  As of October 31,
2002,  we, in  conjunction  with  Frontier  JetExpress  operated by Mesa Air Group  ("Mesa"), operate  routes  linking  our Denver hub to 37 cities in 20 states  spanning  the nation from coast to coast.  We were  organized in February  1994 and we began flight  operations in July
1994 with two leased  Boeing  737-200  jets.  We have since  expanded  our fleet to 28 leased jets and seven purchased  Airbus aircraft,  including five Boeing 737-200s,  17 larger Boeing
737-300s,  and 12 Airbus A319s.  Beginning in May 2001, we began a fleet  replacement plan by which we will  replace  our  Boeing  aircraft  with  new  purchased  and  leased  Airbus  jet aircraft,  a  transition  we expect to  complete  by  approximately  the  second  quarter  of calendar  year 2006.  During  fiscal year 2002,  we advanced the return of one leased  Boeing
737-300  aircraft  to its owner from  April 2002 to  September  2001,  and two leased  Boeing
737-200  aircraft  from  September  and  November  2004 to November  2002 and  January  2003,
respectively.  At the end of September  2002 we took two Boeing  737-200s out of service with the return to the lessor  anticipated  in November  2002 pursuant to bringing the aircraft in compliance  with return  conditions.  We plan to accept delivery of an additional five Airbus
A319s during our fiscal year ending March 31, 2003.  Including the  anticipated  return of an additional  three Boeing aircraft,  we plan to operate a fleet of three Boeing  737-200s,  16
Boeing  737-300s,  and 17 Airbus A319s,  or a total of 35 aircraft,  by the end of our fiscal year ending March 31, 2003.

       We currently  use up to 13 gates at our hub,  Denver  International  Airport  ("DIA"), where we operate  approximately  160 daily system flight  departures  and arrivals.  Prior to the September 11, 2001 terrorist attacks,  we operated  approximately 126 daily system flight departures  and  arrivals.  Following  the  terrorist  attacks,  we  reduced  our  service to approximately  103 daily system  flight  departures  and  arrivals.  The reduced  service was
entirely   reinstated  by  February  2002.  Since  that  time,  we  have  re-established  our long-term  business  plan of  moderate  capacity  increases  by taking  delivery  of new A319
aircraft.   We  intend  to  continue  to  monitor  passenger  demand  and  other  competitive factors  and adjust the  number of  flights  we  operate  accordingly.  During the six months ended  September  30, 2002, we added service to  Indianapolis,  Indiana on May 23, 2002;  and
Boise, Idaho and Tampa,  Florida on June 24, 2002;  Tucson,  Arizona,  San Jose,  California,
Fort Myers,  Florida,  Wichita,  Kansas (operated by Frontier  JetExpress) and Oklahoma City,
Oklahoma and terminated  service to Boston,  Massachusetts and St. Louis,  Missouri (operated by Frontier  JetExpress)  on October  22,  2002.  We intend to begin our first  international service  between  Denver and  Cancun,  Mexico on December  20, 2002 and Denver and  Mazatlan,
Mexico on December 21, 2002.

       We  have  filed  an  application  requesting  two  additional  beyond  perimeter  slot exemptions  at Ronald  Reagan  Washington  National  Airport  (DCA),  that would enable us to operate an additional  DCA  round-trip  daily  non-stop  flight to our Denver hub. These slot exemptions  were  abandoned  by  National  Airlines.  Six  other  carriers  also  have  filed applications  seeking  use  of  the  beyond  perimeter  slot  exemptions.  The  DOT  has  not indicated  when they plan to issue a decision on the award of the two beyond  perimeter  slot exemptions.  However,  if our  application  is  successful,  we  would  plan  to add  service between Denver and DCA approximately 60 days after notification.

       We have also filed an  application  for up to four  slots at John Wayne  International
Airport in Santa Ana,  California (SNA),  which would enable us to operate two daily non-stop flights  between that airport and our Denver hub.  Orange  County  airport  officials  currently are obtaining  comments on new service from  interested  carriers,  and Frontier has submitted a formal  request to add service at SNA.  We are  currently  awaiting a response to that request,  and anticipate  receiving  a response from SNA officials by December 2002. If our application is successful,  we plan to add service  between Denver and SNA  approximately 60 days  after notification.

       During the six months  ended  September  30,  2002,  we signed a letter of intent with
LiveTV to bring  DIRECTV  AIRBORNE(TM)satellite  programming  to every  seatback in our Airbus fleet and in October we signed a purchase and long-term  services  agreement  with LiveTV for that  system.  We  recently  completed  the  installation  of the LiveTV  system on our first
Airbus  aircraft,  and we plan to have all of our Airbus  aircraft  equipped  with the LiveTV system by next  spring.  The  installed  systems  will  become  operational  upon  receipt of regulatory  approval,  which we anticipate to be sometime in the current quarter.  We plan to offset the usage  costs for the system by  implementing  a $5 per  segment  usage  charge for access to the system.  We believe the DIRECTV(TM) product represents a  significant  value to our customers and may encourage more customers to choose Frontier over our competitors.

       In September  2001, we entered into a codeshare  agreement with Mesa.  Under the terms of the agreement,  we market and sell flights operated by Mesa as Frontier  JetExpress.  This codeshare began February 17, 2002 with service between Denver and San Jose,  California,  and with  supplemental  flights  to our  current  service  between  Denver  and  Houston,  Texas.
Frontier  JetExpress  currently  provides  service  to San  Diego,  San  Jose,  Oakland,  and
Ontario,   California,  and  Wichita,  Kansas  using  four  50-passenger  Bombardier  CRJ-200 regional jets.

       Effective  July 9, 2001,  we began a codeshare  agreement  with Great Lakes  Aviation,
Ltd.  ("Great  Lakes") by which Great Lakes provides  daily service to regional  markets from our Denver hub. The codeshare  agreement  initially  included  Casper,  Cody,  Gillette,  and
Cheyenne,  Wyoming;  Amarillo,  Texas; Santa Fe, New Mexico; and Hayden, Colorado.  Effective
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

       As a result of the  September  11, 2001  terrorist  attacks on the United  States,  on
September 22, 2001  President Bush signed into law the Air  Transportation  Safety and System
Stabilization  Act (the  "Stabilization  Act"). The  Stabilization  Act includes for all U.S.
airlines  and air cargo  carriers  the  following  key  provisions:  (i) $5  billion  in cash compensation,  of which $4.5  billion is available to  commercial  passenger  airlines and is allocated  based on the lesser of each airline's  share of available seat miles during August
2001 or the direct and incremental  losses (including lost revenues)  incurred by the airline from September 11, 2001 through  December 31, 2001; (ii) subject to certain  conditions,  the availability of up to $10 billion in federal  government  guarantees of certain loans made to air  carriers  for  which  credit  is not  reasonably  available  as  determined  by a  newly established Air Transportation  Stabilization  Board; (iii) the authority of the Secretary of
Transportation  to  reimburse  air  carriers  (which  authority  expires  180 days  after the enactment of the  Stabilization  Act) for  increases in the cost of war risk  insurance  over the premium in effect for the period  September  4, 2001 to September  10, 2001;  (iv) at the
discretion of the Secretary of  Transportation,  a $100 million limit on the liability of any air carrier to third  parties with  respect to acts of terrorism  committed on or to such air carrier  during the 180 day period  following  enactment  of the  Stabilization  Act; and (v)
the  extension of the due date for the payment by air carriers of certain  payroll and excise taxes until  November  15, 2001 and January 15,  2002,  respectively.  During the fiscal year ended March 31,  2002,  we  recognized  $12,703,000  of the federal  grant as a result of the
Stabilization  Act to offset direct and incremental  losses we experienced as a result of the terrorist  attacks  on  September  11,  2001.  We had  received a total of  $17,538,000;  the remaining  $4,835,000  represents  amounts  received in excess of estimated  allowable direct and  incremental  losses  incurred from  September 11, 2001 to December 31, 2001.  During the six months ended  September 30, 2002, we repaid  $4,000,000  of the excess  amounts  received and the  remaining  $835,000 is included as a deferred  liability  on our balance  sheet as of
September 30, 2002.  We repaid the  remaining  $835,000 in October  2002.  Our final Form 330 filing is still subject to audit under the Stabilization Act.

Results of Operations

       We  incurred  a net loss of $6,923,000 or 23(cent)per common share for the six months ended September 30, 2002 as compared to net income of $15,018,000 or 50(cent)per diluted share for the six months ended September 30, 2001.  We incurred a net loss of $3,988,000 or 13(cent)
per common share for the three months ended  September  30, 2002 as compared to net income of
$7,279,000 or 24(cent)per diluted share for the three months ended September 30, 2001. During the six months ended  September  30, 2002,  as compared to the prior  comparable  period,  we experienced  lower average fares as a result of the slowing economy,  competitive  pricing on discount fares available inside 14 days of travel in our markets and low  introductory  fares by new  carriers  serving the Denver  market.  Our  average  fare was $108 for the six months ended  September  30,  2002,  compared to $133 for the six months ended  September  30, 2001.
Additionally,  we believe that passenger  traffic was negatively  impacted by the anniversary of the terrorist  attacks that occurred on September 11, 2001,  and as a result,  we canceled
42  scheduled  flights on  September  11, 2002 and  experienced  unusually  low load  factors during  the week of  September  11th.  For the six  months  ended  September  30,  2001,  our passenger  traffic was severely  adversely  impacted by the events of September 11th. On that day,  the Federal  Aviation  Administration  ("FAA")  temporarily  suspended  all  commercial airline  flights as a result of the terrorist  attacks on the United  States.  As a result of this  suspension,  we  cancelled  407  scheduled  flights  until  we  resumed  operations  on
September  14, 2001.  After we resumed  operations,  we cancelled  303  additional  scheduled flights through  September 30, 2001 as a result of diminished  consumer  demand.  Due to high fixed  costs,  we  continued  to incur  substantially  all of our normal  operating  expenses during  this period and  generated  substantial  operating  losses.  As a result,  during the three months ended  September 30, 2001, we recognized  $8,802,000,  of the federal cash grant we received as a result of the  Stabilization  Act.  Excluding the grant we  recognized,  our net income for the three months ended September 30, 2001 would have been $1,843,000 or 6(cent)
per diluted share.

       During the six months ended  September  30, 2001,  prior to the  terrorist  attacks on
September  11,  2001,  we were  experiencing  the effects of the slowing  economy that caused lower fares and reduced  business and leisure  travel.  During the six months ended September
30,  2001,  we also  cancelled  approximately  120  flights  as a result of  unusual  weather conditions the Denver area experienced.

       During the six months ended  September  30, 2001,  we took  delivery of our first five
Airbus  aircraft.  As this was a new  aircraft  type for us, we were  required  by the FAA to demonstrate  that our crews were  proficient  in flying this type  aircraft  and that we were capable of properly  maintaining  the  aircraft  and related  maintenance  records  before we placed  these  aircraft in  scheduled  passenger  service.  This  process took longer than we originally had anticipated  and, as a result,  we were required to cancel  scheduled  flights that the first  aircraft  was  scheduled  to  perform.  Because  of this  delay in  receiving necessary  FAA  approvals,  we  believe  that  our  passenger  revenues  and our cost per ASM
("CASM") were adversely affected during the six months ended September 30, 2001.

       Our CASM for the six months ended September 30, 2002 and 2001 was 8.18(cent)and 9.62
(cent), respectively, a decrease of 1.44(cent)or 15.0%.  CASM excluding fuel for the six months ended September 30, 2002 and 2001 was 6.86(cent)and  8.13(cent), respectively, a decrease of
1.27(cent)or 15.6%.  Our CASM for the three months ended September 30, 2002 and 2001 was 7.95
(cent)and 9.50(cent), respectively, a decrease of 1.55(cent)or 16.3%.  CASM excluding fuel for the three months ended September 30,  2002 and 2001 was 6.58(cent)and 8.04(cent),  respectively, a decrease of 1.46(cent)or 18.2%.  CASM decreased during the six months ended September 30,
2002 as a result of a significantly  reduced  level of Airbus transition expenses, an increase in the average number of owned aircraft from 1.1 to 4.7, a decrease in the price of fuel,  a decrease  in the cost per  block  hour on our Boeing fleet  for  rotable  repairs  and engine overhauls,  a decrease in our  distribution  expenses in relation to the  reduction in the average fare and a reduction in travel  agency  commissions  as a result of the  elimination of travel agency commissions  effective  June 1, 2002, the lack of a bonus accrual as a result of the net loss for the period,  and economies of scale  associated  with the 24.7% increase in ASMs over the prior  comparable  period.  These reductions were partially offset by an increase of .10(cent)per ASM as a result of an increase in war risk and hull and liability insurance premiums after the events of  September  11.  During the six months ended September
30, 2001,  our expenses were impacted by the terrorist attacks and unusual weather conditions including an unusual spring  blizzard and a hail  storm  that caused  damage  to  five of our aircraft  during the six months ended September 30, 2001, or  approximately  20% of our fleet.
We incurred short-term lease expenses for substitute  aircraft to minimize the number of flight cancellations while our  aircraft  were being  repaired,  additional  maintenance  expenses for the repair of the hail  damage, and  interrupted  trip expenses as a result of the  number of flight cancellations  related to the  aircraft  out of service for repair.  During  April 2001, the Denver area also experienced an unusual blizzard, which caused flight cancellations as well as expenses  associated with deicing our aircraft.  We estimate that the total adverse impact on our CASM associated with these unusual weather conditions  was .08(cent), or  approximately
$1,893,000.  Additionally,  due to the flight  cancellations  as a result of the September 11 terrorist  attacks  and these  weather  conditions,  our ASMs were less than we had  planned, which  caused our fixed costs to be spread over fewer ASMs and,  we  believe,  distorted  our cost per ASM for the period.  During the six months ended  September  30,  2001,  we incurred approximately  $3,643,000 in transition  expenses associated with the induction of the Airbus aircraft  that had an  adverse effect on our CASM of  approximately  .16(cent)per ASM.  These include crew  salaries;  travel,  training and  induction  team  expenses;  and  depreciation expense.  This  compared to $1,580,000 in Airbus  transition  expenses  during the six months ended September 30, 2002.

       An airline's  break-even  load factor is the passenger load factor that will result in operating  revenues  being  equal  to  operating  expenses,  assuming  constant  revenue  per passenger  mile and expenses.  For the six months ended  September 30, 2002,  our  break-even load factor was 64.0% compared to our achieved  passenger  load factor of 60.8%.  For the six months  ended  September  30,  2001,  our  break-even  load factor was 57.8%  compared to our achieved  passenger  load factor of 64.2%.  Our  break-even  load factor  increased  from the prior  comparable  period  largely  as a result of a  decrease  in our  average  fare to $108 during  the six months  ended  September  30,  2002 from $133  during  the six  months  ended
September 30, 2001, offset by a decrease  in our CASM to 8.18(cent)for the six  months  ended
September 30, 2002 from 9.62(cent)for the six months ended September 30, 2001.

       Small  fluctuations in our yield per available seat mile ("RASM")  or in our CASM  can significantly  affect  operating  results  because we, like other  airlines,  have high fixed costs in relation to revenues.  Airline  operations are highly  sensitive to various factors, including  the  actions  of  competing  airlines  and  general  economic  factors,  which can adversely affect our liquidity, cash flows and results of operations.

       As a result of the September 11 terrorist  attacks,  transition  costs associated with our fleet  replacement  plan  during the three and six months  ended  September  2002 and the slowing  economy,  we do not believe our results of  operations  for the three and six months ended  September  30, 2002 are  indicative of future  operating  results or comparable to the three and six months ended September 30, 2001.

       The following  table  provides  certain of our  financial  and operating  data for the three month and six month periods ended September 30, 2002 and 2001.

                                         Three Months Ended Sept. 30,            Six Months Ended Sept. 30,
                                         2002                    2001            2002                  2001
Selected Operating Data:
Passenger revenue (000s) (2)         $    116,710             $   113,744      $  226,002           $   234,472
Revenue passengers carried (000s)             987                     802           1,916                 1,648
Revenue passenger miles(RPMs)(000s)(3)    922,817                 732,531       1,782,421             1,509,295
Available seat miles (ASMs) (000s) (4)  1,559,879               1,200,608       2,929,278             2,349,154
Passenger load factor (5)                   59.2%                   61.0%           60.8%                 64.2%
Break-even load factor (1) (6)              62.8%                   55.1%           64.0%                 57.8%
Block hours (7)                            30,875                  23,769          58,554                46,428
Departures                                 13,583                  10,730          25,767                20,920
Average aircraft stage length                 870                     848             861                   851
Average passenger length of haul              935                     913             930                   916
Average daily fleet block hour
utilization (8)                               9.9                     9.5             9.9                   9.7
Yield per RPM (cents) (9)                   12.57                   15.51           12.64                 15.53
Yield per ASM (cents) (10)                   7.44                    9.46            7.69                  9.98
Total yield per ASM (cents) (11)             7.65                    9.66            7.89                 10.19
Cost per ASM (cents)                         7.95                    9.50            8.18                  9.62
Cost per ASM excluding fuel (cents)          6.58                    8.04            6.86                  8.13
Average fare (12)                    $        109             $       132      $      108           $       133
Average aircraft in fleet                    33.8                    27.3            32.2                  26.2
Aircraft in fleet at end of period           35.0                    29.0            35.0                  29.0
Average age of aircraft at end of period      9.3                    10.1             9.3                  10.1
EBITDAR (000s) (13)                  $     16,873             $    29,496      $   33,638           $    59,389
EBITDAR as a % of revenue                   14.1%                   25.4%           14.6%                 24.8%

(1)  The Stabilization Act compensation of $8,802,000, which occurred during the three and six months ended September 30, 2001, has been excluded from the calculation of the break-even load factor, cost per ASM and cost per ASM excluding fuel.
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
(8)  "Average daily block hour utilization" represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period.  The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operation spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service.
(9)  "Yield per RPM" is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.
(10) "Yield per ASM" is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
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

       The following  table provides our operating  revenues and expenses  expressed as cents per total ASMs and as a percentage of total  operating  revenues,  as rounded,  for the three month and six month periods ended September 30, 2002 and 2001.

                                    Three Months Ended September 30,         Six Months Ended September 30,
                                      2002                 2001                 2002                2001
                                 Per        %       Per         %        Per         %       Per         %
                             total      of      total       of       total       of      total       of
                                 ASM    Revenue     ASM     Revenue      ASM     Revenue     ASM     Revenue

Revenues:

    Passenger                    7.48     97.8%     9.47      98.1%      7.72      97.8%     9.98      98.0%
    Cargo                        0.09      1.1%     0.13       1.4%      0.10       1.3%     0.15       1.5%
    Other                        0.08      1.1%     0.06       0.6%      0.08       1.0%     0.06       0.5%

Total revenues                   7.65    100.0%     9.66     100.0%      7.89     100.0%    10.19     100.0%
                                 ==============================================================================

Operating expenses:
    Flight operations            3.82     49.9%     4.24      43.9%      3.89      49.3%     4.29      42.1%
    Aircraft and
      traffic servicing          1.36     17.8%     1.50      15.5%      1.39      17.6%     1.52      15.0%
    Maintenance                  1.21     15.9%     1.67      17.3%      1.23      15.6%     1.63      16.0%
    Promotion and sales          0.87     11.3%     1.36      14.1%      0.96      12.2%     1.40      13.8%
    General and
      administrative             0.42      5.5%     0.50       5.1%      0.43       5.5%     0.56       5.5%
    Depreciation and
      amortization               0.26      3.5%     0.23       2.4%      0.27       3.4%     0.22       2.1%

Total operating expenses         7.95    103.9%     9.50      98.3%      8.18     103.7%     9.62      94.5%
                                 ==============================================================================

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
Passenger revenues are seasonal depending on the markets' locations.

       Our average  fare for the six months  ended  September  30, 2002 and 2001 was $108 and
$133,  respectively,  a decrease of 18.8%.  We believe  that the decrease in the average fare during  the six  months  ended  September  30,  2002 from the prior  comparable  period was a result of the slowing  economy,  competitive  pricing on discount fares  available  inside 14 days of travel in our markets and low  introductory  fares by new carriers serving the Denver market.

       Passenger  Revenues.  Passenger  revenues  totaled  $226,002,000  for the  six  months ended  September 30, 2002  compared to  $234,472,000  for the six months ended  September 30,
2001,  or a decrease of 3.6%,  on  increased  capacity  of  580,124,000  or 24.7%.  Passenger revenues  totaled  $116,710,000  for the three months ended  September  30, 2001  compared to
$113,744,000  for the three  months ended  September  30,  2001,  or an increase of 2.6%,  on increased  capacity  of  359,271,000  or  29.9%.  Passenger  revenues  include  revenues  for non-revenue  passengers,  administrative  fees,  and revenue  recognized for tickets that are not used within one year from their issue  dates.  We carried  1,916,000  revenue  passengers during the six months ended  September 30, 2002  compared to 1,648,000  during the six months ended  September  30, 2001,  an increase of 16.3%.  We had an average of 32.4 aircraft in our fleet  during  the six  months  ended  September  30,  2002  compared  to an  average of 26.3 aircraft  during the six months  ended  September  30, 2001,  an increase of 23.2%.  RPMs for the six months ended  September 30, 2002 were  1,782,421,000  compared to  1,509,295,000  for the six months ended  September  30, 2001,  an increase of 18.1%.  Our load factor  decreased to 60.8% for the six months  ended  September  30,  2002 from 64.2% for the prior  comparable period.  During the six months ended  September  30, 2001,  we  cancelled  approximately  830 flights as a result of the September 11, 2001 terrorist  attacks,  and weather conditions and weather  related  aircraft  repairs in the Denver area  earlier in the year.  We believe that this had an adverse effect on our revenue during the period.

       Cargo  revenues,  consisting  of  revenues  from  freight  and mail  service,  totaled
$2,946,000  and   $3,538,000  for  the  six  months  ended   September  30,  2002  and  2001,
respectively,  representing  1.3% and 1.5%,  respectively,  of total  operating  revenues,  a decrease  of  16.7%.  This  adjunct  to the  passenger  business  is highly  competitive  and depends  heavily on aircraft  scheduling,  alternate  competitive  means of same day delivery service and schedule reliability.

       Other revenues,  comprised  principally of interline  handling fees,  liquor sales and excess  baggage  fees,  and  totaled  $2,219,000  and  $1,312,000,  or 1.0%  and .5% of total operating  revenues for the six months ended  September 30, 2002 and 2001,  respectively,  an increase of 69.1%.  Other revenue  increased over the prior comparable  period as a result of an increase in interline  handling fees primarily due to the Mesa codeshare  agreement and an increase in ground handling for Mesa and other airlines.

Operating Expenses

       Operating  expenses include those related to flight  operations,  aircraft and traffic servicing,  maintenance,  promotion and sales,  general and  administrative  and depreciation and  amortization.  Total operating  expenses were  $239,624,000 and $226,047,000 for the six months  ended  September  30,  2002 and 2001 and  represented  103.7%  and 94.5% of  revenue, respectively.  Total  operating  expenses for the three months ended  September  30, 2002 and
2001 were  $123,998,000  and  $114,036,000  and  represented  103.9%  and  98.3% of  revenue, respectively.  Operating  expenses  increased  as a  percentage  of  revenue  during  the six months  ended  September  30,  2002 as a result of the 18.8%  decrease  in the  average  fare during the six months  ended  September  30,  2002 from the six months  ended  September  30,
2001.

       Flight  Operations.  Flight operations  expenses of $114,048,000 and $100,696,000 were
49.3% and 42.1% of total  revenue  for the six  months  ended  September  30,  2002 and 2001, respectively.  Flight  operations  expenses of  $59,569,000  and  $50,959,000  were 49.9% and
43.9%  of  total   revenue  for  the  three  months  ended   September  30,  2002  and  2001,
respectively.  Flight  operations  expenses  include  all  expenses  related  directly to the operation of the aircraft  including  fuel,  lease and insurance  expenses,  pilot and flight attendant  compensation,  in-flight catering,  crew overnight  expenses,  flight dispatch and flight operations  administrative  expenses.  Included in flight  operations  expenses during the six months ended September 30, 2002 and 2001 is  approximately  $1,300,000 and $1,743,000 for Airbus training and related travel expenses, respectively.

       Aircraft  fuel  expenses  include both the direct cost of fuel,  including  taxes,  as
well  as  the  cost  of  delivering  fuel  into  the  aircraft.   Aircraft  fuel  expense  of
$38,728,000  for  44,028,000  gallons  used  and  $35,136,000  for  36,894,000  gallons  used resulted in an average fuel cost of 88.0(cent)and 95.2(cent)per gallon, for the six months ended
September  30, 2002 and 2001,  respectively.  Aircraft  fuel  expense  represented  16.8% and
14.7% of total revenue for the six months ended  September  30, 2002 and 2001,  respectively.
Aircraft  fuel  expense of  $21,332,000  for  23,170,000  gallons  used and  $17,502,000  for
18,687,000 gallons used resulted in an average fuel expense 92.1(cent)and 93.7(cent)per gallon for the three months ended  September 30, 2002 and 2001, respectively. Aircraft fuel expenses represented  17.9% and 15.1% of total  revenue for the three months ended  September 30, 2002 and 2001,  respectively.  Fuel prices were  subject to change  weekly as we did not  purchase supplies  in advance  for  inventory  during  these  periods.  Fuel  consumption  for the six months  ended  September  30,  2002 and 2001  averaged  752 and 795  gallons  per block hour, respectively.  Fuel  consumption  for the three  months  ended  September  30,  2002 and 2001 averaged  750 and 786  gallons  per  block  hour,  respectively,  a  decrease  of 4.6%.  Fuel consumption  decreased from the prior  comparable  periods  because of a decrease in our load factors,  the more fuel-efficient  Airbus aircraft added to our fleet and a fuel conservation program implemented in August 2001.

       Aircraft lease expenses totaled  $34,601,000  (15.0% of total revenue) and $32,442,000
(13.6%  of  total   revenue)  for  the  six  months  ended   September  30,  2002  and  2001,
respectively,  an increase of 6.6%.  Aircraft lease expenses  totaled  $17,671,000  (14.8% of total  revenue)  and  $16,124,000  (13.9%  of  total  revenue)  for the  three  months  ended
September  30, 2002 and 2001,  respectively,  an increase  of 9.6%.  The  increase is largely due to an increase in the average  number of leased  aircraft to 27.7 from 25.5,  an increase of 8.6%.  During the six months ended  September  30, 2001,  to minimize the number of flight cancellations  while our hail-damaged  aircraft were being repaired,  we incurred  short-term lease expenses of $541,000 for replacement aircraft.

         Aircraft  insurance  expenses totaled $5,166,000 (2.2% of total revenue) for the six months  ended  September  30,  2002.  Aircraft  insurance  expenses  for the six months ended
September 30, 2001 were $1,845,000 (.8% of total revenue).  Aircraft  insurance expenses were
..29(cent)and .12(cent)per RPM for the six months ended September 30, 2002 and 2001, respectively.
Aircraft  insurance  expenses totaled $2,548,000 (2.1% of total revenue) for the three months ended September 30, 2002.  Aircraft  insurance  expenses for the three months ended September
30, 2001 were $985,000 (.9% of total revenue). Aircraft insurance expenses were .28(cent)and
..13(cent)per RPM for the three months ended September 30, 2002 and 2001, respectively. Aircraft insurance  expenses  increased  during the six months ended September 30, 2002 as a result of the terrorist  attacks on September 11, 2001.  Immediately  following the events of September
11, our aviation war risk  underwriters  issued seven days notice of  cancellation  to us. On
September 24, 2001, these underwriters  reinstated war risk passenger  liability coverage but limited  third party  bodily  injury and  property  damage to $50 million per  occurrence.  A special  surcharge of $1.25 per  passenger  carried was  established  as the premium for this coverage.  At the same time, the FAA provided us  supplemental  third party war risk coverage from the $50 million limit to $1.6  billion.  The premium for this  supplemental  coverage is
$7.50 per flight  departure and is now set to expire on December 15, 2002,  unless renewed by
Congress.  We do not know  whether the  government  will extend the  coverage, and if it does, how  long  the  extension  will last.  We expect  that if the  government stops  providing excess war risk coverage to the airline industry, the premiums charged by aviation  insurers for this  coverage  will be substantially  higher than the premiums  currently  charged by the government or the coverage will simply not be available from reputable underwriters.

       Pilot  and  flight  attendant  salaries  before  payroll  taxes and  benefits  totaled
$20,434,000  and  $16,185,000 or 9.0% and 6.9% of passenger  revenue for the six months ended
September  30,  2002 and 2001,  an  increase of 26.3%.  Pilot and flight  attendant  salaries before  payroll taxes and benefits  totaled  $10,575,000  and  $8,407,000 or 9.1% and 7.4% of passenger  revenue for the three months  ended  September  30, 2002 and 2001,  an increase of
25.8%.  Pilot  and  flight  attendant  compensation  also  increased  as a result  of a 23.2%
increase in the average  number of aircraft in service,  an increase of 26.1% in block hours, a general wage increase in flight  attendant and pilot salaries and additional  crew required to replace those who were attending  training on the Airbus  equipment.  In order to maintain competitive  pay for pilots,  a revised pilot pay schedule was  negotiated  with the Frontier
Airline Pilots  Association for an approximate  2.5% increase in salaries.  The union members accepted  this  proposal,  which was made  effective  August 1, 2002. We pay pilot and flight
attendant   salaries  for  training,   consisting  of  approximately  six  and  three  weeks,
respectively,  prior to  scheduled  increases  in service,  which can cause the  compensation expense  during  such  periods  to  appear  high in  relationship  to the  average  number of aircraft  in  service.  We expect  these  costs to  continue  to  increase  as we place  more aircraft into service.

       Aircraft  and  Traffic  Servicing.  Aircraft and traffic servicing  expenses  were
$40,623,000  and  $35,801,000  (an increase of 13.5%) for the six months ended  September 30,
2002 and 2001, respectively,  and represented 17.6% and 15.0% of total revenue.  Aircraft and traffic  servicing  expenses were  $21,274,000 and $17,955,000 (an increase of 18.5%) for the three months ended  September  30, 2002 and 2001,  respectively,  and  represented  17.8% and
15.5% of total  revenue.  Aircraft  and  traffic  servicing  expenses  include  all  expenses incurred at airports  including  landing  fees,  facilities  rental,  station  labor,  ground handling  expenses  and  interrupted  trip  expenses  associated  with  delayed or  cancelled flights.  Interrupted  trip  expenses  are amounts  paid to other  airlines  to  reaccomodate passengers  as well as hotel,  meal and other  incidental  expenses.  During  the six  months ended  September 30, 2002, our departures  increased to 25,719 from 20,920 for the six months ended  September  30, 2001,  or 22.9%.  Aircraft and traffic  servicing  expenses were $1,580 per  departure  for the six  months  ended  September  30,  2002 as  compared  to $1,711  per departure for the six months ended  September 30, 2001, or a decrease of $132 per  departure.
During the three months ended  September 30, 2002,  our  departures  increased to 13,544 from
10,730 or 26.2%.  Aircraft and traffic  servicing  expenses were $1,571 per departure for the three  months  ended  September  30, 2002 as compared to $1,673 per  departure  for the three months  ended  September  30,  2001,  or a  decrease  of $102  per  departure.  Aircraft  and traffic  servicing  expenses during the six ended September 30, 2001 were adversely  impacted as a result of  expenses  associated  with  deicing  in April  2001 as a result of an unusual spring  blizzard and an increase in  interrupted  trip  expenses as a result of the number of flight  cancellations  related  to the  aircraft  out of service  for repair of hail  damage.
Additionally,  due to the  number  of  flight  cancellations  as a result  of  these  weather conditions as well as the September 11 terrorist  attacks,  we had fewer  departures  than we had planned,  which we believe distorted  our expenses per  departure for the three and six months ended September 30, 2001.

       Maintenance.  Maintenance  expenses  of  $36,099,000  and  $38,364,000  were 15.6% and
16.0% of total revenue for the six months ended  September  30, 2002 and 2001,  respectively, a decrease  of 5.9%.  Maintenance  expenses of  $18,942,000  and  $20,017,000  were 15.9% and
17.3%  of  total   revenue  for  the  three  months  ended   September  30,  2002  and  2001,
respectively,  a decrease of 5.4%.  These  include  all labor,  parts and  supplies  expenses related to the  maintenance  of the aircraft.  Routine  maintenance is charged to maintenance expense as incurred  while major engine  overhauls  and heavy  maintenance  check expense are accrued  monthly  with  variances  from  accruals  recognized  at  the  time  of  the  check.
Maintenance  cost per block hour for the six months  ended  September  30, 2002 and 2001 were
$614 and  $826,  respectively.  Maintenance  cost per  block  hour  decreased  as a result of decreases on our Boeing fleet for rotable  repairs and engine  overhauls,  and the additional new  Airbus  aircraft  that are less  costly  to  maintain  than our older  Boeing  aircraft.
During the six months ended  September  30, 2001, we had hail damage to five of our aircraft, estimated  at  $491,000  ($11 per block  hour).  During the six months  ended  September  30,
2001,  we  incurred  approximately  $881,000  for  Airbus  training  or $19 per  block  hour.
Additionally,  the number of flight  cancellations as a result of these weather conditions as well as the  September  11  terrorist  attacks  reduced the number of block hours and caused our fixed costs to be spread over fewer block hours.

       In July 2001, our mechanics  voted to be represented by  International  Brotherhood of
Teamsters.  The first  bargaining  agreement for the mechanics,  which has a 3-year term, was
ratified  and  made  effective  in  July  2002.  The  effect  of  this  agreement   increased
mechanics'  salaries by  approximately  12% over the term of the agreement.  Salary increases for the first year of the agreement are approximately 5%.

     Promotion and Sales.  Promotion and sales expenses  totaled  $28,224,000 and $32,911,000 and were 12.2% and 13.8% of total  revenue for the six months  ended  September  30, 2002 and
2001,  respectively,  a decrease of 14.3%.  Promotion and sales expenses totaled  $13,505,000 and  $16,386,000  and were  11.3%  and 14.1% of total  revenue  for the  three  months  ended
September 30, 2002 and 2001,  respectively,  a decrease of 17.6%.  These include  advertising expenses,  telecommunications  expenses,  wages and benefits for  reservationists and as well as marketing  management and sales  personnel,  credit card fees,  travel agency  commissions and computer  reservations costs.  During the six months ended September 30, 2002,  promotion and sales  expenses per passenger  decreased to $14.73  compared to $19.97 for the six months ended  September 30, 2001.  Promotion and sales expenses per passenger  decreased as a result of variable  expenses in relation to lower average  fares,  an overall  elimination of travel agency  commissions  effective  on tickets  sold on or after  June 1, 2002 and a decrease  in advertising  expenses.  During the six months ended  September  30, 2001,  we incurred  costs associated  with the start-up and  promotion  of our  frequent  flyer  program as well as the redesign of our web site.

       General and  Administrative.  General and  administrative  expenses for the six months ended  September  30, 2002 and 2001  totaled  $12,697,000  and  $13,209,000  and were 5.5% of total revenue for each of the six months ended September 30, 2002 and 2001,  respectively,  a decrease of 3.9%.  General and  administrative  expenses for the three months ended September
30,  2002  and  2001  totaled  $6,575,000  and  $5,974,000  and  were  5.5% and 5.2% of total revenue,  respectively,  an  increase of 10.1%.  During the six months  ended  September  30,
2001,  we accrued  for  employee  performance  bonuses  totaling  $1,559,000  or .7% of total revenue.  Bonuses are based on  profitability.  As a result of our  pre-tax  loss for the six months  ended  September  30, 2002,  we did not accrue  bonuses.  General and  administrative expenses  include the wages and  benefits for several of our  executive  officers and various
other  administrative   personnel  including  legal,   accounting,   information  technology,
aircraft  procurement,  corporate  communications,  training  and human  resources  and other expenses  associated with these departments.  Employee health benefits,  accrued vacation and bonus expenses,  general insurance expenses  including  worker's  compensation and write-offs associated  with credit card and check fraud are also included in general and  administrative expenses.  We  experienced  increases  in  our  human  resources,  training  and  information technology  expenses as a result of an  increase in  employees  from  approximately  2,500 in
September 2001 to  approximately  2,950 in September  2002, an increase of 18.0%.  Because of the increase in personnel,  our health insurance  benefit expenses and an overall increase in health  insurance  costs,  workers  compensation,  and  accrued  vacation  expense  increased accordingly.  During the six months ended September 30, 2002, we brought  revenue  accounting in-house.  We  previously  had  outsourced  this  function.  We have  realized a reduction in expenses associated with revenue accounting.

       Depreciation and  Amortization.  Depreciation and amortization  expenses of $7,932,000 and  $5,066,000  were  approximately  3.4% and 2.1% of total revenue for the six months ended
September  30, 2002 and 2001,  respectively,  an increase of 56.6%.  These  expenses  include
depreciation  of  aircraft  and  aircraft  components,   office  equipment,   ground  station
equipment  and other fixed assets.  Depreciation  expense  increased  over the prior year due to an increase in the number of Airbus A319  aircraft  owned from three at September 30, 2001 to six at September 30, 2002.

       Nonoperating  Income (Expense).  Net nonoperating  expense totaled  $2,399,000 for the
six  months  ended  September  30,  2002  compared  to  net   nonoperating   income  totaling
$10,326,000  for the six months  ended  September  30,  2001.  Interest  income  decreased to
$1,195,000  from  $2,647,000  during the six months ended  September  30, 2002 from the prior period  due a decrease  in  interest  rates and  invested  cash  balances.  Interest  expense increased  to  $3,155,000  for the six months  ended  September  30, 2002 from  $926,000 as a result of interest  expense  associated  with owning three  additional  Airbus A319  aircraft since the prior comparable period.

       During the three months  ended  September  30, 2001,  we  recognized  $8,802,000  of a federal grant as a result of the Act to offset direct and  incremental  losses we experienced as a  result  of the  terrorist  attacks  on  September  11,  2001.  We  received  a total of
$10,118,000 in September  2001; of that amount,  $1,316,000  represents  amounts  received in excess of  allowable  direct and  incremental  losses  incurred  from  September  11, 2001 to
September  30,  2001 and is  included  as a deferred  liability  in our  balance  sheet as of
September 30, 2001.

       Income Tax  Expense.  We accrued an income tax  benefit of  $3,932,000  during the six months ended  September  30, 2002 at a 36.2%  effective  tax rate,  compared to an income tax expense  accrual of  $9,024,000  for the six months ended  September  30,  2001,  at a 38.25%
effective  tax  rate,  prior to a  $440,000  credit  that  resulted  from a  revision  of the effective tax rate for the year ended March 31, 2000 as a result of amended returns filed.

Liquidity and Capital Resources

       Our liquidity depends to a large extent on the number of passengers who fly with us, our operating and capital expenditures, the fares that we charge, and financing activities.  Also, we depend on lease or mortgage financing to acquire all of our aircraft, including 20 additional
Airbus  aircraft  as  of October 31, 2002 scheduled  for  delivery by  the end of 2004.  We have incurred $169,200,000 in debt to finance seven Airbus aircraft we have purchased through October
31,  2002.  We seek to control  our  operating costs, but our airline, like other airlines,  has many fixed costs that cannot be reduced in the short-term.

       We had cash  and cash  equivalents  and  short-term  investments  of  $44,566,000  and
$89,555,000  at September 30, 2002 and March 31, 2002,  respectively.  At September 30, 2002, total  current  assets  were  $153,663,000  as  compared  to  $148,277,000  of total  current liabilities,  resulting in working  capital of $5,386,000.  At March 31, 2002,  total current
assets  were  $192,048,000  as  compared  to  $152,064,000  of  total  current   liabilities,
resulting in working  capital of  $39,984,000.  The decrease in our cash and working  capital from March 31,  2002 is largely a result of cash used by  investing  activities,  principally as a result of a net increase in  pre-delivery  payments  totaling  $9,162,000 for additional aircraft  purchases.  Pre-delivery  payments previously made for purchased aircraft that were delivered  to us  during  the six  months  ended  September  30,  2002 were  applied  as down payments toward the mortgage financing of three additional Airbus A319 aircraft.

       Cash used by  operating  activities  for the six months ended  September  30, 2002 was
$6,583,000.  This is  attributable  to the net loss for the period,  increases in  restricted investments,  receivables,  security,  maintenance and other deposits,  decreases in accounts payable,  air traffic  liability,  other accrued  expenses,  and deferred  Stabilization  Act compensation,  offset by a decrease in prepaid expenses and increases in accrued  maintenance expense  and  deferred  lease  and  other  expenses.  Included  in  cash  used  by  operating activities is a $4,000,000  repayment of the excess amounts received under the  Stabilization
Act. Cash provided by operating  activities  for the six months ended  September 30, 2001 was
$17,383,000.  This is  attributable  to our net income  for the  period,  decreases  in trade receivables,  increases in depreciation and amortization,  and accrued  maintenance  expense, offset by increases in restricted  investments,  security,  maintenance  and other  deposits, and decreases in accounts  payable,  air traffic  liability and other accrued  expenses.  The decrease  in other  accrued  expenses  was  offset as a result  of the  deferral  of  payment permitted  by the  Stabilization  Act of excise and payroll  taxes  totaling  $1,980,000  and
$847,000, respectively, as of September 30, 2001.

       Cash used by  investing  activities  for the six months ended  September  30, 2002 was
$108,580,000.  We used $98,755,000 for the purchase of three  additional  Airbus aircraft and to purchase rotable aircraft components,  leasehold  improvements and other general equipment purchases.  Net aircraft lease and purchase  deposits  increased by $10,236,000  this period.
During the six months ended  September 30, 2002, we took delivery of three  purchased  Airbus aircraft  and  applied  their  respective  pre-delivery  payments  to the  purchase  of those aircraft.  Cash used by  investing  activities  for the six months ended  September  30, 2001 was  $110,046,000.  Net aircraft  lease and purchase  deposits  decreased  by  $4,132,000  as pre-delivery  payments  were  applied to the  purchase  of our first three  Airbus  aircraft, reducing  the amount of  pre-delivery  payments  as of  September  30,  2001.  During the six months ended  September  30,  2001,  we converted  two purchase  options into firmly  ordered
Airbus A319 aircraft,  and advanced  their delivery dates from the third and fourth  calendar quarters of 2004 to May and June 2002,  which required  deposits of $9,203,000.  We also used
$115,110,000  for the  purchase of our first three Airbus  aircraft  and to purchase  rotable aircraft  components  to support the Airbus  fleet,  as well as a spare engine for the Boeing fleet,  leasehold  improvements for the new reservations  center,  computer  software for the new maintenance and accounting systems, and other general equipment purchases.

       Cash  provided by financing  activities  for the six months ended  September  30, 2002 and  2001  was  $70,173,000  and  $72,110,000,  respectively.  During  the six  months  ended
September  30, 2002 and 2001,  we borrowed  $73,200,000  and  $72,000,000,  respectively,  to finance the purchase of Airbus  aircraft,  of which  $2,542,000  and $400,000  were repaid as principal  payments  during the  respective  periods.  During the six months ended  September
30, 2002 and 2001,  we  received  $571,000  for each of these  periods  from the  exercise of common stock options.

Contractual Obligations

       The following table summarizes our contractual obligations as of September 30, 2002:

                                   Less than           1-3            4-5          After
                                    1 year            years          years        5 years              Total

Long-term debt (1              $   7,065,704    $  15,108,946   $  16,905,505 $   101,635,077   $   140,715,231
Capital lease obligations            137,230                                                            137,230
Operating leases (2)              80,210,361      156,937,808     103,427,183     351,647,651       692,223,003
Unconditional purchase
    obligations (3)              206,300,000       97,100,000                                       303,400,000

Total contractual
    cash obligations           $ 293,713,295    $ 269,146,754   $ 120,332,688 $   453,282,728   $ 1,136,475,464
                             ====================================================================================

(1)  In May 2001,  we entered  into a credit  agreement to borrow up to  $72,000,000  for the purchase  of  three  Airbus  aircraft  with  a  maximum  borrowing  of  $24,000,000  per aircraft.  Each  aircraft  loan has a term of 10 years and is payable  in equal  monthly
     installments,   including  interest,  payable  in  arrears.  The  aircraft  secures  the loans.  The credit  agreement  contains  certain events of default,  including events of default  for  failure  to make  payments  when due or to comply  with  covenants  in the agreement.  As of  September  30,  2002,  we had  $68,480,000  of debt  outstanding  for purchase of these three Airbus  aircraft.  Each loan provides for monthly  principal and interest  payments ranging from $207,579 to $218,109,  bears interest with rates ranging from 6.05% to 6.71%,  averaging 6.43% for the three aircraft  loans,  with maturities in
     May,  August and September 2011, at which time a balloon  payment  totaling  $10,200,000 is due with respect each aircraft loan.

     In May  2002,  we  obtained  a loan  for  $25,200,000  for  the  purchase  of an  Airbus aircraft.  The loan has a term of 12 years and is  payable  in  quarterly  installments,
     including  interest  payable  in  arrears,   with  a  floating  interest  rate  adjusted
     quarterly  based on LIBOR  plus a  margin  of 1.5%.  The  interest rate at September 30,
     2002 was 3.125%.  The loan matures in  May 2014, at which  time a  balloon  payment of
     $7,560,000  is due. As of September  30, 2002,  we had  $24,946,000  of debt outstanding secured by this aircraft.

     In June 2002,  we obtained a  $48,000,000  loan  facility for the purchase of two Airbus aircraft,  one of which was  delivered  in June 2002 and the other in July 2002.  Each aircraft loan has a term of 12 years and is payable in quarterly installments, including interest payable in arrears, with a  floating  interest  rate adjusted  quarterly  based on LIBOR  plus a margin  of 1.7%.  The interest rates at September 30, 2002  were 3.5288 and 3.575%.  The loans mature in June 2014 and July  2014,  at which  time  balloon payments  totaling  $4,800,000  per aircraft are due. As of September  30, 2002,  we had
     $47,288,000 of debt outstanding secured by these aircraft.

     In April  2002,  we  obtained a  $72,000,000  loan  facility  for the  purchase of three
     Airbus  aircraft,  one of which was delivered in October  2002.  Each aircraft loan will have a term of 12 years  and will be  payable  in  semi-annual  installments,  including interest,  payable in arrears,  with a floating  interest  rate  adjusted  semi-annually based on LIBOR plus a margin of 1.25%.  The loans are  secured by the  aircraft.  At the end of the  term,  there is a  balloon  payment  for each  aircraft  loan that is not to exceed  $7,000,000.  As of  October  31,  2002,  we have  borrowed  $24,000,000  for the purchase  of the first  Airbus  aircraft.  The loan  matures in October  2014,  at which time a balloon  payment  totaling  $7,000,000  is due. As of September  30, 2002, we had
     no  borrowings  under this facility and payments  associated  with this facility are not included in the table above.

     As of  October  31,  2002,  we have  executed  financing  commitments  for seven  future purchases of Airbus A319  aircraft.  We have  $48,000,000  remaining on an existing loan facility  for the  purchase  of two of our firm  Airbus A319  aircraft  deliveries.  The interest  rate can be set by the  borrower  at  either a fixed or  floating  rate with a
     $7,000,000  balloon  payment due at maturity.  We have an additional  six firm purchased
     Airbus  aircraft  deliveries,  including  one Airbus A319 and five Airbus A318  aircraft that currently have no committed long-term financing.

 (2) As of  September  30,  2002,  we leased five Airbus 319 type  aircraft and 24 Boeing 737 type aircraft under operating  leases with  expiration  dates ranging from 2003 to 2014.
     We expect to return  two  of  the leased Boeing 737  aircraft to the  aircraft lessor in
     November 2002.  Under these leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft.
     At September 30, 2002, we had made cash security deposits and had arranged for issuance
     of letters of credit totaling  $5,717,000  and  $6,606,000, respectively.   Accordingly,
     our  restricted  cash  balance  includes $6,606,000  that collateralizes the outstanding letters of credit.  Additionally,  we make deposits to cover the cost of major scheduled maintenance  overhauls  of  these  aircraft.  These deposits  are based on the number of flight  hours flown and/or  flight departures and are not included as an  obligation  in the table above.  At September  30, 2002,  we had remaining unused maintenance  deposits of  $51,055,000  classified  as an asset on our balance sheet.

     As a complement to our Airbus  purchase  agreement,  in April and May 2000 we signed two agreements,  as subsequently  amended,  to lease 16 new Airbus aircraft for a term of 12 years.  Five of these  aircraft  have been  delivered to us as of September 30, 2002 and one of these  aircraft  will not be able to be delivered by the lessor.  As of September
     30, 2002,  we have made cash  security  deposits on the  remaining 10 aircraft we agreed to lease and have made cash  security  deposits  and arranged for issuance of letters of
     credit  totaling  $400,000  and  $2,059,000,   respectively,  to  secure  these  leases.
     Accordingly,  our restricted cash balance includes  $2,059,000 that  collateralizes  the outstanding letters of credit.

     We also lease  office and hangar  space,  spare  engines  and office  equipment  for our headquarters and airport  facilities,  and certain other equipment with expiration dates ranging from 2002 to 2014. In addition,  we lease certain  airport gate  facilities on a month-to-month  basis.  Amounts  for leases that are on a  month-to-month  basis are not included as an obligation in the table above.

     DIA, our primary hub for  operations,  is planning a significant  expansion of Concourse
     A, where our aircraft  gates are  located.  The  expansion  will add as many as 10 gates for  full-size  commercial  jet  aircraft  and several  more gates for smaller  regional jets.  We have  expressed  preliminary  interest  in  entering  into a  long-term  lease arrangement  with the airport  authority  for the use of  additional  aircraft  gates in connection  with our  overall  expansion  plans.  The amount we would be  charged  under this lease  will  depend on the  ultimate  cost of the  project,  the amount of space to which we commit,  the  financing  structure  and  interest  cost and the final method by which the  airport  authority  allocates  the  construction  costs  among the  airlines.
     Currently,  construction  on the  concourse  expansion  is  anticipated  to start in the spring of 2003 with completion targeted for the late summer or early  fall of 2004.  The current  state of the  industry  and  uncertainties  involving  United  Airlines,  DIA's dominant carrier may result in delays or changes to the expansion plans.

(3) We have  adopted  a fleet  replacement  plan to phase out our  Boeing  737  aircraft  and replace them with a  combination  of Airbus A319 and A318  aircraft.  In March 2000,  we entered into an  agreement,  as  subsequently  amended,  to purchase up to 31 new Airbus aircraft.  As of October 1, 2002,  we did not exercise  purchase  options as they became due on two Airbus aircraft.  We are currently  discussing with Airbus the possibility of obtaining  an  extension  on these  options.  Included in the  purchase  commitment  are amounts for spare  aircraft  components  to support the  aircraft.  We are not under any contractual  obligations  with respect to spare parts.  We have agreed to firm purchases of 17 of  these  aircraft,  and  have  options  to  purchase  up  to  an  additional  12 aircraft.  As of September  30, 2002, we had  taken  delivery of six of these  aircraft.
     Under  the  terms  of  the  purchase  agreement,  we  are  required  to  make  scheduled pre-delivery  payments  for these  aircraft.  These  payments  are  non-refundable  with certain  exceptions.  As of September  30, 2002,  we had made  pre-delivery  payments on future  deliveries  totaling  $54,071,000 to secure these aircraft and option  aircraft.
     We expect to be  operating  32  purchased  and  leased  Airbus  aircraft  by the  fourth calendar quarter of 2004.

Commercial Commitments

       As we  enter  new  markets,  increase  the  amount  of  space  leased,  or add  leased aircraft,  we are often required to provide the lessor with a letter of credit,  bond or cash security  deposits.  These  generally  approximate  two  months  of  rent  and  fees.  As  of
September 30, 2002, we had outstanding  letters of credit,  bonds, and cash security deposits totaling  $13,230,000,  $2,622,000,  and  $7,198,000,  respectively.  In order to meet  these requirements,  we have a credit agreement with a financial  institution for up to $1,500,000, which  expires  August  31,  2003,  and  another  credit  agreement  with a second  financial institution for up to $20,000,000,  which expires  November 30, 2002.  These credit lines can be used solely for the  issuance of standby  letters of credit.  Any amounts  drawn under the credit agreements are fully  collateralized by certificates of deposit,  which are carried as restricted  investments  on our  balance  sheet.  As of  September  30,  2002,  we have drawn
$13,230,000  under these credit  agreements for standby letters of credit that  collateralize certain  leases.  In the event that these  credit  agreements  are not renewed  beyond  their present  expiration  dates,  the  certificates  of deposit  would be redeemed and paid to the various  lessors  as cash  security  deposits  in lieu of standby  letters  of  credit.  As a result there would be no impact on our  liquidity if these  agreements  were not renewed.  In the event that the surety  companies  determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite,  we would be required to collateralize  certain of these lease  obligations  with either cash  security  deposits or standby  letters of credit, which would decrease our liquidity.

       We use the Airline Reporting  Corporation  ("ARC") to provide reporting and settlement services for travel  agency sales and other  related  transactions.  In order to maintain the
minimum  bond  (or  irrevocable  letter  of  credit)  coverage  of  $100,000,   ARC  requires
participating  carriers to meet, on a quarterly basis,  certain  financial tests such as, but not limited to, net profit margin  percentage,  working capital ratio, and percent of debt to debt plus equity.  As of September 30, 2002, we met these  financial  tests and presently are only  obligated  to provide the minimum  amount of $100,000 in coverage to ARC. If we were to fail the  minimum  testing  requirements,  we would  be  required  to  increase  our  bonding coverage  to four times the weekly  agency  net cash sales  (sales net of refunds  and agency commissions).  Based on net cash sales  remitted  to us for the week ended  November 1, 2002, the coverage  would be increased to $4,200,000  if we failed the tests.  If we were unable to increase the bond amount as a result of our then  financial  condition,  we could be required to issue a letter of credit  that  would  restrict  cash in an amount  equal to the letter of credit.

       Our  agreement  with  our  Visa  and  MasterCard  processor  requires  us  to  provide collateral  for Visa  and  MasterCard  sales  transactions  equal  to 50% of our air  traffic liability  associated with these  transactions.  As of September 30, 2002, we had established collateral  for  these  transactions  totaling  $18,946,000.  If we are  unable  to meet  the collateral  requirements or if it is determined that we have  experienced a material  adverse change in our  financial  position,  we may be subject to a 100%  holdback  of cash from Visa and MasterCard  transactions  until the passenger is flown,  or  potentially,  termination of the contract.

       As part of the  Stabilization  Act, the U.S.  government has provided  excess war risk coverage  to the airline  industry  with a third party  liability  policy to cover  losses to
persons  other  than  employees  or  passengers   generally  for  renewable  60-day  periods,
currently in effect until  December 15, 2002. The premium for this  supplemental  coverage is
$7.50  per  flight  departure.  We do  not  know  whether  the  government  will  extend  the coverage, and if it does, how long the extension will last. We expect that if the  government stops  providing  excess war risk coverage  to the  airline  industry, the  premiums  charged by  aviation  insurers  for this coverage  will be substantially  higher  than  the  premiums currently  charged by  the  government  or the  coverage will  simply  not  be available from reputable underwriters.

       In attempting to maximize the  efficiency of our fleet  replacement  plan, we may from time to time  endeavor  to return  certain  leased  B737  aircraft  to their  owners on dates before the currently  scheduled lease  expiration  dates for these aircraft.  We returned one
Boeing  aircraft  during the year ended March 31, 2002.  If we early  return  these  aircraft from  service  and are unable to  sublease  these  aircraft  to third  parties,  we may incur additional  expense,  or pay the  lessor all or a portion of the  remaining  lease  payments, that  could  result in a charge  against  earnings  in the period in which the  agreement  is entered  into.  We have entered  into an  agreement  to early return two 737-200  aircraft to the lessor,  for which we  recorded an unusual  charge of  approximately  $3,000,000,  net of income  taxes,  against  earnings  in our year ended March 31,  2002.  The two  aircraft  are scheduled to be returned to the lessor in November 2002 and January 2003.

       On November  5, 2002 we  received  conditional  approval  from the Air  Transportation
Stabilization  Board  (ATSB)  for a $63  million  federal  loan  guarantee  of a $70  million commercial  loan facility.  Completion of this  transaction is subject to satisfaction of the conditions  imposed  by the ATSB,  including  negotiation  of  additional  fees and  warrants
requested  by  the  ATSB,   obtaining  the  necessary  internal  approvals,   and  completion
of documentation.   There can be  no assurance   that  we  will  be  able  to  complete  this
transaction.  We plan to use the proceeds to enhance our liquidity.

       We have signed a letter of intent with an aircraft  lessor for the  sale/leaseback  of one of our owned  Airbus  A319  aircraft  and for the  scheduled  delivery  in March  2003 of another Airbus A319 aircraft.  This  transaction  would  generate  proceeds of  approximately
$11,500,000.  We expect to finalize this  transaction  by December 31, 2002.  There can be no assurances that the sale/leaseback will occur.

       We have been  assessing  our  liquidity  position  in light of our  aircraft  purchase commitments and other capital needs, the economy,  our  competition,  the events of September
11,  and  other  uncertainties  surrounding  the  airline  industry.  We  believe  it  may be appropriate  to enhance our  liquidity,  and have been actively  pursuing  several  financing
alternatives,   including  the  aircraft  financing  and  lease  transactions,  federal  loan guarantee  and  the  sale/leaseback  transaction  described  above.  We  also  filed  a shelf registration  with the Securities  and Exchange  Commission in April 2002 that would allow us to  sell  equity  or  debt  securities  from  time  to  time  as  market  conditions  permit.
Subsequent  to  this  shelf  registration  filing,  our  financial   performance  along  with
bankruptcies  and the threat of bankruptcies of other airlines have significantly  adversely affected  our  access  to  the  capital  markets.  Although  the  federal loan  guarantee and sale/leaseback  transaction  will  improve  our  liquidity  if  they are completed,  we will need to  continue  to  explore  avenues to  sustain  our  liquidity  in the current  economic and  operating  environment.  We  intend  to  continue  to  pursue  domestic or foreign  bank financing,  private  debt  financing  and  aircraft  sale/leaseback  and  other transactions as necessary to support our capital and operating needs.

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

       Passenger,  cargo,  and other  revenues  are  recognized  when the  transportation  is provided  or after the  tickets  expire,  one year  after  date of  issuance,  and are net of excise  taxes,  passenger  facility  charges and  security  fees.  Proceeds  from the sale of tickets  that have been  deferred  are  included  in the  accompanying  balance  sheet as air traffic liability.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

       The risk  inherent  in our  market  risk  sensitive  position  is the  potential  loss arising  from an adverse  change in the price of fuel as  described  below.  The  sensitivity analysis  presented does not consider  either the effect that such an adverse change may have on overall  economic  activity or  additional  action  management  may take to  mitigate  our exposure  to such a change,  including  the fuel  hedging  program  discussed  below.  Actual results may differ from the amounts disclosed.

       Our  earnings  are  affected  by changes  in the price and  availability  of  aircraft fuel.  Market risk is estimated  as a  hypothetical  10 percent  increase in the average cost per  gallon of fuel for the year  ended  March 31,  2002.  Based on fiscal  year 2002  actual fuel usage,  such an increase  would have resulted in an increase to aircraft fuel expense of approximately  $6,482,000  in fiscal  year 2002.  Comparatively,  based on  projected  fiscal year 2003 fuel usage,  such an increase  would result in an increase to aircraft fuel expense of  approximately  $7,958,000  in fiscal  year 2003.  The  increase in exposure to fuel price fluctuations  in fiscal year 2003 is due to the increase of our average  aircraft  fleet size during  the year ended  March 31,  2002,  projected  increases  to our fleet  during the year ended March 31, 2003 and related gallons purchased.

       Our  average  cost per  gallon of fuel for the six months  ended  September  30,  2002 decreased  7.6% from the  average  cost for the six months  ended  September  30,  2001.  See
"Management's  Discussion  and Analysis of Financial  Condition  and results of  Operations -
Operating Expenses."

       In November  2002,  our Board of Directors authorized us to implement a  fuel hedging program  that is  intended  to manage the risk and effect of  fluctuating  jet fuel prices on our  business.  Our  hedging  program is intended  to offset  increases  in jet fuel costs by using  derivative  instruments  such as barrels of crude oil or heating oil,  which is highly correlated  to  the  price  of  jet  fuel  delivered  on  the  East  and  Gulf  coasts.  When implemented,  we do not expect our  hedging  program to fully  protect us against  increasing jet fuel costs  because  our  hedging  program  will not cover all of our fuel  volumes.  Our hedging  program will create  certain cash risks that will be subject to,  including  but not limited to, the largely  unpredictable  prices of jet fuel, crude oil, and heating oil prices
and  the  effectiveness  of  our  fuel  hedges  and  overall  fuel  hedging   strategy.   The
effectiveness of our fuel hedging program may also be negatively  impacted by a commencement of hostilities against Iraq and terrorist activity.

       We will be  susceptible  to market risk  associated  with changes in interest rates on expected  future  long-term debt  obligations  to fund the purchases of our Airbus  aircraft.
Interest  expense on four of our owned  Airbus  A319  aircraft  is subject to  interest  rate adjustments every three to six months depending upon changes in the applicable LIBOR rate.

Item 4.  Controls and Procedures

       Within  the 90 days  prior  to the  filing  date of this  report,  we  carried  out an evaluation,  under the supervision and with the  participation  of our management,  including our Chief Executive Officer and Chief Financial  Officer,  of the effectiveness of the design and  operation  of our  disclosure  controls  and  procedures  pursuant to Exchange  Act Rule
13a-15.  Based  upon  that  evaluation,  our Chief  Executive  Officer  and  Chief  Financial
Officer  concluded  that our disclosure  controls and  procedures  are effective.  Disclosure controls  and  procedures  are  controls  and  procedures  that are  designed  to ensure that information  required to be  disclosed in our reports  filed or submitted  under the Exchange
Act is recorded,  processed,  summarized and completely  and accurately  reported  within the time periods specified in the Securities and Exchange Commission's rules and forms.

       To our knowledge,  there have been no significant  changes in our internal controls or in other factors that could  significantly  affect internal  controls  subsequent to the date we carried out this evaluation.

                                 PART II. OTHER INFORMATION

Item 4:       Submission of Matters to a Vote of Security Holders

       Our annual meeting of shareholders was held on September 5, 2002, at which a quorum for the transaction of business was present.  One matter was voted upon, as described below.

       Members of the Board of Directors  elected at the meeting  were Samuel D.  Addoms,  D.
Dale Browning,  Paul S. Dempsey, Jeff S. Potter,  William B. McNamara, B. Larae Orullian, and
James B. Upchurch.  The votes cast with respect to each nominee were as follows:

                           24,433,216 "For" Mr. Addoms;                    52,067 "Withheld"
                           24,418,509 "For" Mr. Browning;                  66,773 "Withheld"
                           24,417,892 "For" Mr. Dempsey;                   67,390 "Withheld"
                           24,414,368 "For" Mr. Potter                     70,915 "Withheld"
                           24,416,657 "For" Mr. McNamara;                  68,625 "Withheld"
                           24,436,256 "For" Ms. Orullian;                  49,026 "Withheld"
                           24,407,170 "For" Mr. Upchurch;                  78,113 "Withheld"

Shareholder Proposals

       Shareholders are entitled to submit  proposals on matters  appropriate for shareholder action  consistent  with  regulations  of the  Securities  and  Exchange  Commission  and our
bylaws.  If a shareholder  wishes to have a proposal  appear in our proxy  statement for next year's annual  meeting,  under the  regulations of the Securities and Exchange  Commission it must be received by our Corporate  Secretary at 7001 Tower Road, Denver,  Colorado 80249-7312
on or before March 18, 2003.

Item 6:       Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Numbers

   10.75    Secured Credit Agreement dated as of October 10, 2002 among Frontier Air-
                    lines, Inc., the Lenders listed on the signature page, and Credit Agricole
                    Indosuez,  as Agent.  Portions of this exhibit have been  excluded  from the publicly available document and an order granting confidential treatment of the material has been requested.  (1)

           10.76    Aircraft Mortgage and  Security Agreement dated as of October 10, 2002 between  Frontier Airlines, Inc., as Mortgager, and Credit  Agricole
                    Indosuez,  as Agent and Mortgagee.  (1)

           99.1     Certification of President and Chief Executive Officer, Jeff S. Potter.  (1)

           99.2     Certification of Chief Financial Officer, Paul H. Tate.  (1)

           (1)  Filed herewith.

(b)      Reports on Form 8-K

              None.

                                         SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  November 12, 2002                             By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  November 12, 2002                             By: /s/ Elissa A. Potucek
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer

                                        Certification

I, Jeff  S. Potter, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Frontier Airlines, Inc.;

2.       Based on my knowledge,  this quarterly  report does not contain any untrue statement of a  material  fact  or omit  to  state  a  material  fact  necessary  to make  the statements  made, in light of the  circumstances  under which such  statements  were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge,  the financial  statements,  and other financial  information included in this  quarterly  report,  fairly  present in all  material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's  other  certifying  officers and I are responsible for establishing and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act
         Rules 13a-14 and 15d-14) for the registrant and have:

         a.  designed  such  disclosure  controls  and  procedures  to ensure  that  material
              information   relating   to  the   registrant,   including   its   consolidated
              subsidiaries,   is  made  known  to  us  by  others   within  those   entities,
              particularly  during  the  period  in  which  this  quarterly  report  is being prepared;

         b.  evaluated  the  effectiveness  of  the  registrant's   disclosure  controls  and
              procedures  as of a date  within  90  days  prior  to the  filing  date of this quarterly report (the "Evaluation Date"); and

         c.  presented  in this  quarterly  report our  conclusions  about the  effectiveness of the  disclosure  controls and  procedures  based on our evaluation as of the
              Evaluation Date;

5.       The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to  the  registrant's  auditors  and  the  audit  committee  of registrant's board of directors (or persons performing the equivalent function):

         a.  all   significant   deficiencies   in  the  design  or   operation  of  internal
              controls  which  could  adversely  affect the  registrant's  ability to record, process,  summarize  and  report  financial  data and have  identified  for the registrant's auditors any material weaknesses in internal controls; and

         b.  any  fraud,  whether  or  not  material,   that  involves  management  or  other
              employees who have a significant  role in the registrant's  internal  controls;
              and

     6.  The registrant's  other  certifying  officers and I have indicated in this quarterly report  whether or not there were  significant  changes in  internal  controls or in other factors that could  significantly  affect internal controls  subsequent to the date of our most recent  evaluation,  including any  corrective  actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002

                                                       By:    /s/ Jeff  S. Potter
                                                        Jeff S. Potter
                                                              President and Chief Executive Officer

                                        Certification

I, Paul Tate, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Frontier Airlines, Inc.;

2.       Based on my knowledge,  this quarterly  report does not contain any untrue statement of a  material  fact  or omit  to  state  a  material  fact  necessary  to make  the statements  made, in light of the  circumstances  under which such  statements  were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge,  the financial  statements,  and other financial  information included in this  quarterly  report,  fairly  present in all  material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's  other  certifying  officers and I are responsible for establishing and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act
         Rules 13a-14 and 15d-14) for the registrant and have:

         a.  designed  such  disclosure  controls  and  procedures  to ensure  that  material
              information   relating   to  the   registrant,   including   its   consolidated
              subsidiaries,   is  made  known  to  us  by  others   within  those   entities,
              particularly  during  the  period  in  which  this  quarterly  report  is being prepared;

         b.  evaluated  the  effectiveness  of  the  registrant's   disclosure  controls  and
              procedures  as of a date  within  90  days  prior  to the  filing  date of this quarterly report (the "Evaluation Date"); and

         c.  presented  in this  quarterly  report our  conclusions  about the  effectiveness of the  disclosure  controls and  procedures  based on our evaluation as of the
              Evaluation Date;

5.       The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to  the  registrant's  auditors  and  the  audit  committee  of registrant's board of directors (or persons performing the equivalent function):

         a. all  significant  deficiencies  in the design or operation  of internal  controls which  could  adversely  affect the  registrant's  ability to record,  process, summarize and report  financial data and have  identified for the  registrant's auditors any material weaknesses in internal controls; and

         b.  any  fraud,  whether  or  not  material,   that  involves  management  or  other
              employees who have a significant  role in the registrant's  internal  controls;
              and

     6.  The registrant's  other  certifying  officers and I have indicated in this quarterly report  whether or not there were  significant  changes in  internal  controls or in other factors that could  significantly  affect internal controls  subsequent to the date of our most recent  evaluation,  including any  corrective  actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

                                                       By:    /s/ Paul H. Tate
                                                           Paul H. Tate
                                                              Chief Financial Officer