Form 10-Q
period 2002-12-31
FRONTIER AIRLINES INC /CO/
filed 2003-02-14
CIK 921929

                                                      FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X   No

The number of shares of the Company's Common Stock outstanding as of February 7, 2003 was 29,657,550.

                                                  TABLE OF CONTENTS

                                            PART I. FINANCIAL INFORMATION

                                                                                            Page

Item 1.  Financial Information

         Financial Statements                                                                  1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                 7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                           22

Item 4.  Controls and Procedures                                                              23

                                            PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                     24

                                            PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)
                                                                               December 31,      March 31,
                                                                                  2002            2002
Assets

Current assets:
    Cash and cash equivalents                                                 $ 29,501,657    $ 87,555,189
    Short-term investments                                                       2,000,000       2,000,000
    Restricted investments                                                      15,616,000      11,574,000
    Receivables, net of allowance for doubtful accounts of $357,000
      and $155,000 at December 31, 2002 and March 31, 2002, respectively        26,119,616      28,536,313
    Income taxes receivable                                                     14,439,293       6,855,544
    Maintenance deposits                                                        41,299,207      36,046,157
    Prepaid expenses and other assets                                            8,197,370      11,013,602
    Inventories                                                                  7,990,313       6,604,378
    Deferred tax assets                                                          2,280,799       1,788,078
    Deferred lease and other expenses                                              485,721          74,952
            Total current assets                                               147,929,976     192,048,213
Property and equipment, net                                                    298,267,592     142,861,771
Security, maintenance and other deposits                                        25,018,268      20,932,709
Aircraft pre-delivery payments                                                  38,631,440      44,658,899
Deferred lease and other expenses                                                1,947,783         523,134
Restricted investments                                                          11,810,344      12,660,210
                                                                              $523,605,403    $413,684,936
                                                                            ===============================
Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                          $ 21,647,018    $ 23,185,266
    Air traffic liability                                                       50,852,562      61,090,705
    Accrued maintenance expense                                                 43,114,660      37,527,906
    Other accrued expenses                                                      21,659,601      22,060,082
    Deferred stabilization act
compensation                                                                      -              4,835,381
    Current portion of long-term debt                                            9,261,294       3,225,651
    Current portion of obligations under capital leases                            111,602         138,604
            Total current liabilities                                          146,646,737     152,063,595
Long-term debt                                                                 180,954,763      66,832,018
Accrued maintenance expense                                                     15,184,132      15,796,330
Deferred tax liability                                                          13,893,015       6,716,815
Deferred lease and other expenses                                                7,578,634       3,077,326
Obligations under capital leases, excluding current portion                       -                 65,559
            Total liabilities                                                  364,257,281     244,551,643

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares; none issued         -                -
    Common stock, no par value, stated value of $.001 per share, authorized
        100,000,000 shares; 29,651,550 and 29,421,331 shares issued and
        outstanding at December 31, 2002 and March 31, 2002, respectively           29,652          29,421
    Additional paid-in capital                                                  87,051,275      85,867,487
    Unearned ESOP shares                                                            -           (2,119,670)
    Retained earnings                                                           72,267,195      85,356,055
                                                                               159,348,122     169,133,293
                                                                             $523,605,403    $413,684,936
                                                                            ================================
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Operations
(Unaudited)
                                                          Three Months Ended               Nine Months Ended
                                                    December 31,     December 31,     December 31,     December 31,
                                                         2002             2001             2002             2001
Revenues:
    Passenger                                      $ 117,752,421   $ 90,620,523     343,753,943      325,092,337

    Cargo                                              1,353,403      1,268,503       4,299,590        4,806,967

    Other                                              1,147,464        667,830       3,366,686        1,980,120

Total revenues                                       120,253,288     92,556,856     351,420,219      331,879,424

Operating expenses:

    Flight operations                                 39,969,206     29,181,407     115,289,389       94,741,617

    Aircraft fuel expense                             21,947,566     11,818,671      60,675,688       46,954,254

    Aircraft and traffic servicing                    22,440,145     16,492,448      63,063,269       52,293,101

    Maintenance                                       19,031,552     17,319,910      55,131,042       55,683,809

    Promotion and sales                               11,664,781     12,526,189      39,889,202       45,437,169

    General and administrative                         6,684,541      5,390,015      19,381,332       18,598,935

    Depreciation and amortization                      4,558,342      3,120,702      12,489,981        8,187,111

            Total operating expenses                 126,296,133     95,849,342     365,919,903      321,895,996

            Operating income (loss)                   (6,042,845)    (3,292,486)    (14,499,684)       9,983,428

Nonoperating income (expense):

    Interest income                                      328,303        826,464       1,523,063        3,473,444

    Interest expense                                  (1,993,971)    (1,191,648)     (5,148,950)      (2,118,074)

    Stabilization act compensation                         -          3,765,724           -           12,567,959

    Early extinguishment of debt                      (1,774,311)        -           (1,774,311)           -

    Unrealized derivative gain                           237,933         -              237,933            -

    Other, net                                          (240,000)       (71,028)       (678,322)        (267,836)

            Total nonoperating income (expense) net  (3,442,046)     3,329,512      (5,840,587)      13,655,493

Income (loss) before income tax expense               (9,484,891)        37,026     (20,340,271)      23,638,921

Income tax (benefit) expense                          (3,319,279)      (871,597)     (7,251,411)       7,712,118

Net income (loss)                               $  (6,165,612)    $  908,623    $(13,088,860)    $ 15,926,803
                                                   ================ ============== ===============  =============

Earnings per share:

            Basic                                  $   (0.21)          $0.03       $    (0.44)          $0.56
                                                   ================ ============== =============== ==============

            Diluted                                $   (0.21)          $0.03       $    (0.44)          $0.54
                                                   ================ ============== =============== ==============

Weighted average shares of
  common stock outstanding

            Basic                                     29,648,077      28,573,706      29,605,350     28,408,056
                                                   ================ ============== =============== ==============

            Diluted                                   29,648,077      29,610,062      29,605,350     29,442,019
                                                   ================ ============== =============== ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Nine Months Ended December 31, 2002 and 2001
(Unaudited)

                                                                                      2002               2001
 Cash flows provided (used) by operating activities:
    Net income (loss)                                                            $(13,088,860)     $ 15,926,803
    Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Employee stock option plan compensation expense                         2,119,670         1,662,087
            Depreciation and amortization                                          13,369,006         8,252,487
            Deferred tax expense                                                    6,683,479         3,402,838
            Impairment recorded on fixed assets                                       -               1,511,642
            Loss on disposal of equipment                                             234,797           254,104
            Unrealized fuel hedging gain                                             (237,933)
            Changes in operating assets and liabilities:
                Restricted investments                                              (3,809,834)      (4,866,952)
                Receivables                                                          2,416,697       10,638,154
                Income taxes receivable                                             (7,583,749)           -
                Security, maintenance and other deposits                            (8,109,209)      (4,893,409)
                Prepaid expenses and other assets                                    2,816,232        1,622,896
                Inventories                                                         (1,385,935)      (1,438,937)
                Accounts payable                                                    (1,538,248)      (8,065,358)
                Air traffic liability                                              (10,238,143)     (14,747,971)
                Other accrued expenses                                                (484,470)       8,050,831
                Deferred stabilization act compensation                             (4,835,381)       4,970,429
                Accrued maintenance expense                                          4,974,556        5,401,853
                Deferred lease and other expenses                                    4,501,308        2,325,430
                     Net cash provided (used) by operating activities              (14,190,017)      30,006,927

Cash flows provided (used) by investing activities:
    Aircraft lease and purchase deposits, net                                        4,792,059       (2,995,086)
    Decrease in restricted investments                                                 617,700          931,800
    Proceeds from the sale of aircraft                                              29,750,000             -
    Capital expenditures                                                          (197,880,599)    (119,458,570)
                     Net cash used by investing activities                        (162,720,840)   (121,521,856)

Cash flows provided (used) by financing activities:
    Net proceeds from issuance of common stock                                         577,562        1,915,538
    Proceeds from long-term borrowings                                             147,100,000       72,000,000
    Payment of financing fees                                                       (1,786,064)        (577,959)
    Principal payments on long-term borrowings                                     (26,941,612)      (1,163,290)
    Principal payments on obligations under capital leases                             (92,561)         (76,165)
                    Net cash provided by financing activities                      118,857,325       72,098,124

                    Net decrease in cash and cash equivalents                    (58,053,532)     (19,416,805)

Cash and cash equivalents, beginning of period                                      87,555,189      109,251,426

Cash and cash equivalents, end of period                                          $ 29,501,657     $ 89,834,621
                                                                              ===================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
December 31, 2002

     (1) Basis of Presentation

     The accompanying  unaudited financial  statements have been prepared in accordance with generally accepted accounting  principles for interim financial  information and the instructions to Form 10-Q and Regulation
     S-X.  Accordingly,  they do not include all of the information and footnotes required by generally accepted accounting  principles for complete financial  statements and should be read in  conjunction  with the
     Company's  Annual  Report on Form 10-K for the year ended  March 31,  2002.  In the  opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended  December 31, 2002 are not necessarily indicative  of the results that will be realized for the full year.

     Significant Accounting Policies

     Fuel Hedging

     The company has entered into derivative instruments which are intended to reduce the Company's exposure to changes in fuel prices.  The Company accounts for the derivative instruments entered into as trading instruments under FAS133 and records the fair value of the derivatives as an asset or liability as of each balance sheet date.
     The Company  records any settlements  received or paid as an  adjustment to the cost of fuel.  The results of operations for the three and nine months  ended  December  31, 2002 include an unrealized derivative gain of $237,933 which is included in nonoperating  income (expense) and a realized gain of  approximately
     $68,000 in cash received  from a  counter-party  recorded as a reduction of fuel  expense.  Changes in the fair value of the derivative  instruments  attributable  to future prices are recorded as  nonoperating  income.
     The Company was not a party to any derivative contracts in the fiscal third quarter 2002.

     In November 2002, the Company entered into two derivative contracts for Gulf Coast jet fuel with two counter-
     parties.  The first contract is a swap agreement for a notional volume of 770,000 gallons per month for the period from December 1, 2002 to May 31, 2003.  Under the swap agreement the Company  receives the difference between a fixed price of 72.25 cents per gallon and a price based on an agreed upon published spot price for jet fuel if the index price is higher.  If the index price is lower,  the Company  pays the  difference.
     This agreement is estimated to represent 10% of fuel purchases for that period.  The second contract, with a notional volume of 385,000 gallons per month for the period December 1, 2002 to November 30, 2003 is a three-way  collar. The volume of fuel covered by this contract is estimated to represent 5% of fuel purchases for that period. The collar has a cap of 82 cents per gallon, and a secondary floor of 64.5 cents per gallon.
     When the U.S. Gulf Coast Pipeline Jet index preice is above the cap, the Company receives the difference between the index and the cap.  When the index price is below the primary floor but above the secondary floor, the Company pays the difference between the index and the primary floor.  However, when the price is below the secondary floor, the Company is inly obligated to pay the difference between 64.5 cents and 72 cents per gallon.  No payments are exchanged if the index price is between the cap and the primary floor.

     Recent Accounting Pronouncements

     In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement  Obligations"  SFAS No. 143
     addresses  financial accounting and reporting for obligations  associated with the retirement of tangible long-lived  assets and the associated  asset retirement  costs.  It applies to legal  obligations  associated with the  retirement of  long-lived  assets that result from the acquisition,  construction,  development and/or the normal  operation of a long-lived  asset,  except for certain  obligations of lessees.  SFAS No.
     143 is effective for financial  statements  issued for fiscal years  beginning after June 15, 2002. The Company does not  currently  have any  obligations  falling  under the scope of SFAS No. 143,  and  therefore  its adoption did not have a material impact on its results of operations or financial position.

     In August 2001,  the FASB issued SFAS No. 144  "Accounting  for the  Impairment  or Disposal of Long-Lived
     Assets".  SFAS No. 144 provides new guidance on the recognition of impairment  losses on long-lived  assets to be held and used or to be disposed of, and also broadens the definition of what  constitutes a discontinued
     operation and how the results of discontinued  operations are to be measured  and  presented.  The Company adopted SFAS No. 144 in its fiscal 2003 and the adoption of SFAS No. 144 did not have a material impact on its results of operations or financial position.

     In April 2002,  the FASB issued SFAS No. 145,  "Rescission of FASB  Statements No. 4, 44, and 64,  Amendment
     of FASB Statement No.13, and Technical Corrections".  This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from  Extinguishment  of Debt", SFAS No. 44,  "Accounting  for  Intangible  Assets of Motor
     Carriers" and SFAS No. 64,  "Extinguishments  of Debt Made to Satisfy Sinking-Fund Requirements".  This
     statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting  for  sale-leaseback  transactions  and the required  accounting  for certain lease  modifications that have economic effects that are similar to sale-leaseback transactions.  The Company early adopted SFAS
     No. 145 in its fiscal year 2003. The Company classified its debt  extinguishment  costs as an expense from operations in its statement of operations rather than as an extraordinary item as was previously required before the issuance of SFAS No. 145.

     In July 2002, the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or Disposal  Activities".
     The Statement addresses  financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3,  "Liability  Recognition for Certain Employee  Termination  Benefits and Other
     Costs to Exit an Activity  (including Certain Costs Incurred in a Restructuring)."  The Company does not currently have any exit or disposal  activities falling under the scope of SFAS No. 146, and therefore its adoption did not have a material impact on its results of operations or financial position.

     In December  2002,  the FASB issued SFAS No. 148,  "Accounting  for  Stock-Based  Compensation-Transition  and
     Disclosure".  This statement amends FASB Statement No. 123, "Accounting for Stock-Based  Compensation",  to
     provide alternative methods of transition for a voluntary  change to the fair value based method of accounting for  stock-based  employee  compensation.  In addition,  this Statement  amends the  disclosure  requirements of  Statement  123 to require  prominent  disclosures  in both annual and interim financial  statements  about the method of accounting for stock based employee  compensation  and the effect of the method used on reported results.  SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

     Reclassifications

     Certain reclassifications have been made to the March 31, 2002 balances to conform to the December 31, 2002 presentation.

(2)      Long-term Debt

     During the year ended March 31, 2002,  we entered into a credit  agreement to borrow up to  $72,000,000  for the purchase of three Airbus aircraft with a maximum  borrowing of $24,000,000 per aircraft.  During the nine months ended December 31, 2002, we entered into a sales  leaseback  transaction  for one of these  purchased aircraft and repaid the remaining loan with the proceeds of the sale.  The Company  received  approximately
     $5,300,000  from the sale of one of these aircraft in excess of the loan and the fees totaling $1,774,311 associated with the early  extinguishment of the debt that  collateralized this aircraft.  The fees paid were recorded as a loss on early  extinguishment  of debt and is included in nonoperating  income (expense).  The
     Company  recognized a gain of approximately  $850,000 that has been deferred and will be amortized  against the lease expense over the five-year life of the lease. Each remaining aircraft loan has a term of 10 years and is payable in equal monthly  installments,  including interest, payable in arrears.  The aircraft  secures the loans.  Each of the  remaining  loans  provide for monthly  principal  and interest payments of $215,000 and $218,110,  bears interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling  $10,200,000 is due with respect to each aircraft loan.

     During the nine months ended December 31, 2002, we entered into  additional  long-term debt  obligations to finance six additional Airbus  aircraft with interest rates that adjust  quarterly or  semi-annually  based on LIBOR rates. At December 31, 2002 interest rates of these long-term debt obligations  ranged between was
     2.66% and 3.14%, each have a term of 12 years, and each have balloon payments ranging from $4,800,000 and
     $7,700,000 at the end of the term.  The loans are secured by these aircraft.

     As of December 31, 2002, maturities of long-term debt for each calendar year are as follows:

                                2003                               $ 9,261,294
                                2004                                 9,727,171
                                2005                                10,234,983
                                2006                                11,141,042
                                2007                                11,340,729
                                Thereafter                         138,510,838
                                                           --------------------

                                                                  $190,216,057
                                                           ====================

(3)      Subsequent Events

     In January 2003, the Company obtained a loan under one of its loan facilities  totaling  $24,000,000 for the purchase on an Airbus aircraft.  This loan is payable in quarterly installments,  including interest, payable in arrears, with a floating interest rate adjusted based on three month LIBOR rates.  The loan presently  bears interest at a rate of 2.6%. The loan has a term of 12 years and matures in January 2015, at which time a balloon payment of $7,000,000 is due.  The loan is secured by the aircraft.

     In February  2003,  the Company sold its purchase  commitment for an Airbus A319 aircraft to be delivered in
     March 2003 and agreed to lease the aircraft  from the  purchaser for five years.  The  purchaser reimbursed the Company  approximately  $7,100,000 of pre-delivery payments previously paid for that aircraft.

     In December 2002, the Company entered into an engine maintenance agreement for the servicing,  repair, maintenance and functional testing of its aircraft engines used on our Airbus aircraft  effective January 1,
     2003. The agreement is for a 12 year period from the effective date for our owned aircraft or December 31,
     2014,  whichever  comes first,  and for each leased  aircraft,  the term coincides with the initial lease term of 12 years.  This  agreement  precludes the Company from using another third party for such services during the term. This agreement  requires  monthly payments at a specified rate times the number of flight hours flown on the aircraft during that month.

     In February 2003, we amended our Code Share agreement with Mesa Air Group, from a prorate-based  compensation method to a revenue guarantee compensation method effective March 1, 2003 through August 1, 2003.

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
the  unavailability  of, or inability to secure upon acceptable  terms, financing  necessary to purchase  aircraft that we have  ordered;  issues  relating to our  transition  to an Airbus  aircraft  fleet; uncertainties regarding aviation fuel prices;  uncertainties regarding the cost and availability of insurance;  uncertainties regarding future  terrorist  attacks on the United  States or military actions that may be taken; and uncertainties as to when and how fully consumer  confidence  in the airline  industry  will be restored, if ever.  Because our business,  like that of the airline  industry generally,  is characterized by high fixed costs relative to revenues, small  fluctuations in our yield per RPM or expense per ASM can significantly  affect operating results.  See
"Risk Factors" in our Form 10-K for the year ended March 31, 2002 as they may be modified by the disclosures contained in this report.

General

       We are a scheduled  passenger  airline  based in Denver,  Colorado.  As of February 7, 2003,  we, in conjunction  with Frontier JetExpress  operated by Mesa Air Group  ("Mesa"),  operate routes linking our Denver hub to 37 cities in 20 states  spanning the nation from coast to coast and to two cities in Mexico.  We were  organized in February 1994 and we began flight  operations in July 1994 with two leased Boeing  737-200  jets. We have since expanded our fleet to 27 leased jets and nine owned Airbus  aircraft,  including  four Boeing  737-200s,  16 larger
Boeing  737-300s,  and 16 Airbus  A319s.  We plan to take  delivery of one  additional  leased Airbus A319 aircraft by the end of our fiscal year ending  March 31, 2003.  In May 2001,  we began a fleet  replacement  plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft,  a transition we expect to complete by approximately  the second quarter of calendar  year 2006.  During fiscal year 2002,  we advanced the return of one leased  Boeing  737-300  aircraft to its owner from April 2002 to September  2001,  and two leased Boeing  737-200 aircraft from  September and November 2004 to November 2002 and January 2003, respectively.  The return of these aircraft was extended to January 2003 and February 2003,  respectively.  We have extended the lease of a Boeing
737-300  aircraft from February 2003 to November  2003. At the end of September  2002, we took two Boeing  737-200s out of service and completed the process of bringing the aircraft  into  compliance  with return  conditions in
November  2002.  Including the anticipated  return of a Boeing  737-200  aircraft and the aircraft to be delivered in March 2003,  we plan to operate a fleet of three Boeing 737-200s, 16 Boeing 737-300s, and 17 Airbus A319s, or a
total of 36 aircraft during our fiscal year ending March 31, 2003.

       We currently use up to 13 gates at our hub, Denver  International  Airport  ("DIA"),  where we operate approximately  162 daily system flight departures and arrivals.  Prior to the September 11, 2001 terrorist attacks, we operated  approximately 126 daily system flight  departures  and arrivals.  Following the terrorist  attacks, we reduced our service to  approximately  103 daily system flight departures and arrivals.  The reduced service was entirely  reinstated by February 2002.  Since that time, we have  re-established  our long-term  business  plan of moderate  capacity  increases  by taking  delivery of new Airbus A319  aircraft.  We intend to continue to monitor passenger  demand and other  competitive  factors  and adjust  the number of flights we operate  accordingly.  During the nine months ended December 31, 2002, we added service to  Indianapolis,  Indiana on May 23, 2002;  Boise,  Idaho
and Tampa,  Florida on June 24, 2002; Tucson,  Arizona, San Jose, California,  Fort Myers, Florida,  Wichita, Kansas
(operated by Frontier JetExpress) and Oklahoma City,  Oklahoma and terminated service to Boston,  Massachusetts and
St. Louis,  Missouri (operated by Frontier  JetExpress) on October 22, 2002; and added Cancun and Mazatlan, Mexico on December 20 and 21, 2002, respectively.

       We have filed an application for at least four slots at John Wayne  International  Airport in Santa Ana,
California (SNA), which would  enable us to operate two daily  non-stop  flights  between that  airport and our
Denver hub.  SNA airport  officials  have filed their  proposed  amendment to the John Wayne Airport access plan with the U.S.  District Court in Los Angeles,  noting that all parties support the proposal.  We are waiting for
SNA officials to communicate  their formal  Allocation  Proposal.  Once that process has been communicated,
SNA officials  will likely begin  implementing  their  proposed  access plan in mid-year  2003. If we are  successful in obtaining approval to start service, we would plan to add service between Denver and SNA approximately 60 days after notification.

       In June 2002 we signed a letter of intent with LiveTV to bring DIRECTV AIRBORNE(TM)satellite  programming to every seatback in our Airbus fleet and in October 2002 we signed a purchase and  long-term  services  agreement  with
LiveTV for that system.  As of February 7,  2003,  we have  completed  the  installation  of the  LiveTV  system on
13 Airbus  aircraft,  and we plan to have all of our Airbus aircraft  equipped with the LiveTV  system by the end of
February  2003.  The  installed  systems  became  operational  upon receipt of regulatory  approval in December  2002.
We have  implemented a $5 per segment usage charge for access to the system to offset the usage costs for the system.
We believe the  DIRECTV(TM)product  represents  a  significant  value to our  customers  and may  encourage  more customers to choose Frontier over our competitors.

       In September  2001,  we entered  into a codeshare  agreement  with Mesa.  Under the terms of the  agreement, we market and sell flights  operated by Mesa as Frontier  JetExpress.  This codeshare  began  February 17, 2002 with service  between Denver and San Jose, California,  and with supplemental  flights to our current service between
Denver and Houston,  Texas.  Frontier  JetExpress  currently provides service to San Diego, San Jose,  Oakland, and Ontario,  California,  and Wichita,  Kansas using four 50-passenger  Bombardier CRJ-200  regional jets. In
February 2003, we amended our Code Share agreement with Mesa Air Group,  from a  prorate-based  compensation method to a "revenue  guarantee"  compensation  method  effective March 1, 2003 through August 1, 2003. This  arrangement will allow us to have more control over scheduling, pricing and seat inventory.

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

       As a result of the September 11, 2001 terrorist  attacks on the United States,  on September 22, 2001 President
Bush signed into law the Air  Transportation  Safety and System  Stabilization  Act (the  "Stabilization  Act"). The
Stabilization Act includes for all U.S.  airlines and air cargo  carriers the  following key  provisions:  (i) $5 billion in cash  compensation,  of which $4.5 billion is available to  commercial  passenger  airlines  and is allocated based on the lesser of each  airline's  share of available  seat miles during August 2001 or the direct and  incremental losses  (including  lost  revenues)  incurred by the airline from September 11, 2001 through December 31, 2001; (ii)
subject to certain conditions,  the availability of up to $10 billion in federal government  guarantees of  certain loans made to air  carriers  for which  credit is not  reasonably  available  as  determined  by a newly  established  Air
Transportation  Stabilization  Board; (iii) the authority of the Secretary of Transportation to reimburse air carriers
(which authority expires 180 days after the  enactment of the  Stabilization  Act) for increases in the cost of war risk insurance  over the premium in effect for the period  September 4, 2001 to September  10, 2001;  (iv) at the  discretion of the  Secretary of  Transportation,  a $100 million  limit on the  liability of any air carrier to third  parties with  respect to acts of  terrorism  committed on or to such air carrier  during  the 180 day period  following  enactment of the  Stabilization  Act;  and (v) the  extension  of the due date for the payment by air carriers of certain  payroll and excise taxes until  November  15, 2001 and January 15, 2002,  respectively.  During the fiscal year ended March 31,
2002,  we  recognized  $12,703,000  of the federal  grant as a result of the  Stabilization  Act to offset direct and incremental  losses we experienced  as a result of the terrorist  attacks on September 11, 2001. We had received a total of $17,538,000;  the remaining  $4,835,000  represents  amounts received in excess of estimated  allowable
direct and incremental   losses incurred from  September 11, 2001 to December 31, 2001. We repaid the excess  amounts received  during the nine  months ended  December 31,  2002.  Our final  filing  relating  to  amounts we  received under the  Stabilization  Act is still  subject  to audit  under the Stabilization Act.

Results of Operations

       We had a net loss of  $13,089,000  or 44(cent)per share for the nine  months  ended  December  31, 2002 as compared to net income of $15,927,000  or 54(cent)per diluted  share for the nine months ended  December 31, 2001.
We had a net loss of  $6,166,000 or 21(cent)per share for the three months ended  December 31, 2002 as compared to net income of $909,000 or 3(cent)per diluted  share for the three months ended December 31, 2001.  During the nine months ended December 31, 2002, as compared to the prior comparable  period,  we experienced  lower average fares as a result of the slowing  economy,  competitive  pricing on discount  fares  available  inside 14 days of travel in our markets and low  introductory  fares by new  carriers  serving the Denver  market.  Our average fare was $109 for the nine months ended December 31, 2002,  compared to $133 for the nine months ended  December 31,  2001.
Additionally,  we believe that  passenger  traffic was negatively  impacted by the anniversary of the terrorist attacks that occurred on September 11, 2001, and as a result, we canceled 42 scheduled  flights on September  11, 2002 and experienced  unusually low load factors  during the week in which  September 11, 2002 fell.  During the three and nine months ended  December 31, 2002, we completed a sales  leaseback  transaction  of one of our purchased aircraft and paid  off the loan that was  collateralized by this aircraft.  As a result we incurred  $1,774,000 in costs associated with the early  extinguishment  of this debt.  Excluding  this unusual item,  our net loss for the three and nine months ended December 31, 2002, would have been $5,003,000 and $11,945,000, respectively, or 17(cent)and 40(cent)per share, respectively.

       For the nine months ended December 31, 2001, our passenger  traffic was severely  adversely  impacted by the events of September 11th. On that day, the Federal Aviation  Administration  ("FAA")  temporarily  suspended all commercial airline flights as a result of the terrorist  attacks on the United  States.  As a result of this  suspension, we cancelled  407  scheduled  flights until we resumed operations on September 14, 2001. After we resumed  operations, we cancelled 303 additional  scheduled  flights through  September 30, 2001 as a result of diminished  consumer  demand.
In total,  we cancelled  approximately  830 flights as a result of the September 11, 2001  terrorist attacks, and weather conditions  and weather  related  repairs in the Denver area  earlier in the year,  and reduced approximately  20.1% of departures  originally  scheduled  during that period.  During the three months ended  December 31, 2002,  our daily average  aircraft block hour utilization  increased to 9.5 from 7.8 for the prior  comparable  period ended December
31, 2001, as we reduced  approximately  20.1% of departures  originally  scheduled during the prior period. Due to high fixed costs, we continued to incur  substantially all of our normal operating  expenses during this period and generated substantial  operating losses.  During the nine months ended December 31, 2001, we recognized  $12,568,000 of the federal cash grant we received as a result of the  Stabilization Act.  During the three  months  ended  December  31,
2001,  we wrote down the  carrying  value of spare parts that  support the Boeing 737-200  aircraft by $1,512,000 as a result of diminished  demand for that aircraft  type.  During the three months ended  December 31, 2001,  we recorded a credit to income tax expense  totaling  $886,000 as a result of accruing  income taxes during the year ended March
31, 2001,  at a rate that was greater than the actual  effective  tax rate as  determined  upon the filing of the income tax returns in December 2001.  Excluding the amount of the grant we recognized,  the write down on aircraft parts, and credits recorded to income tax expense,  our net loss for the three months ended  December 31, 2001 would have been  $1,357,000 or 5(cent)per share and net income for the nine months ended December 31, 2001 would have been $7,701,000 or 26(cent)per diluted share.

       During the nine months ended December 31, 2001, we took delivery of our first five Airbus  aircraft.  As this was a new aircraft type for us, we were required by the FAA to  demonstrate  that our crews were  proficient in flying this type aircraft and that we were capable of properly  maintaining the aircraft and related  maintenance records before we placed these aircraft in scheduled  passenger service.  This process took longer than we originally had anticipated and, as a result,  we were required to cancel  scheduled  flights that the first  aircraft  was scheduled  to perform.  We believe  that this delay in  receiving  necessary  FAA  approvals,  adversely affected our passenger revenues and our cost per ASM ("CASM") during the nine months ended December 31, 2001.

       Our CASM for the nine months ended December 31, 2002 and 2001 was 8.22(cent)and 9.54(cent),  respectively, a decrease of 1.32(cent)or 13.4%. CASM  excluding  fuel for the nine months ended  December 31, 2002 and 2001 was
6.85(cent)and 8.14(cent),  respectively,  a decrease of 1.29(cent)or 15.8%.  Our CASM for the three  months  ended
December  31,  2002 and 2001 was 8.28(cent)and 9.34(cent),  respectively,  a decrease of 1.06(cent)or 11.3%.  CASM excluding  fuel for the three months ended  December 31, 2002 and 2001 was 6.84(cent)and 8.17(cent),  respectively, a decrease of 1.33(cent)or  16.2%.  Our CASM  decreased  during  the nine  months  ended  December  31,  2002 as a result  of a  reduced  level of Airbus transition  expenses,  an increase in the average  number of owned  aircraft from 1.7 to 5.5, a decrease in the cost per block hour on our Boeing fleet for rotable  repairs and engine  overhauls, a decrease in our  distribution  expenses in relation to the reduction in the average fare and a reduction in travel agency  commissions  as a result of the  elimination  of  substantially  all travel  agency commissions  effective
June 1, 2002,  the lack of a bonus accrual as a result of the net loss for the period,  an increase in aircraft utilization,  and economies of scale associated with the 32.6% increase in ASMs over the prior comparable  period.
During the nine months ended  December 31, 2002,  we incurred  approximately  $2,800,000  in transition expenses associated with the induction of the Airbus aircraft,  as compared to $3,940,000 for the nine months ended
December 31, 2002, or a .06(cent)reduction per ASM.  These  reductions  were partially  offset by an increase of
..12(cent)per ASM as a result of an increase in war risk and hull and liability  insurance  premiums  after the events of September 11. Our CASM during the nine months ended December 31, 2001 was impacted by the terrorist attacks and unusual weather  conditions  including an unusual spring blizzard and a hail storm that caused damage to five of our aircraft  during the nine months ended December 31, 2001, or  approximately  20% of our fleet.
During the nine months ended  December  31, 2001,  we wrote down the  carrying value of spare parts that support the Boeing  737-200  aircraft by $1,512,000  as a result of  diminished  demand for that  aircraft  type, resulting in an increase of .15(cent)per ASM for the period.  We incurred  short-term  lease expenses for substitute  aircraft to minimize the number of flight  cancellations  while the hail damage to our aircraft was being repaired, additional maintenance  expenses for the repair of the hail damage, and interrupted trip expenses as a result of the number of flight cancellations  related to the aircraft out of service for repair.  During April 2001, the Denver area also experienced an unusual blizzard,  which caused flight  cancellations as well as expenses associated with deicing our aircraft.  We estimate  that  the  total  adverse  impact  on our cost per ASM  associated with  these  unusual weather  conditions  was  .06(cent),  or approximately  $1,893,000,  for the nine months ended December 31, 2001.
During the nine months ended  December 31, 2001, we incurred approximately  $3,940,000 in transition expenses associated with the induction of the Airbus aircraft,  which had an adverse effect on our CASM of approximately .12
(cent)per ASM. These include crew salaries;  travel,  training and induction team expenses;  and depreciation expense.
We also  experienced  an increase in promotion  and sales  expenses to  stimulate  traffic in a weak economy of
..05(cent)per ASM. Additionally,  due to the flight  cancellations as a result of the September 11 terrorist  attacks and the adverse weather  conditions, our ASMs were less than we had planned,  which caused our fixed costs to be spread over fewer ASMs and, we believe,  distorted our CASM for the period ending December 31, 2001.

       During the nine months ended December 31, 2002, our average daily block hour utilization  increased to 9.8 from
9.0 for the nine months ended  December 31, 2001.  During the three months ended  December 31, 2002 our average  daily block hour  utilization  increased to 9.5 from 7.8 for the three months ended  December 31, 2001.  The  calculation of our block hour  utilization  includes all aircraft that are on our operating  certificate,  which includes  scheduled aircraft,  as well as aircraft out of service for  maintenance  and operational spare aircraft,  and excludes  aircraft removed  permanently from revenue service or new aircraft not yet placed in revenue service.  In September  2001,  we grounded  several  aircraft as a result of the  September 11, 2001  terrorist  attacks,  resulting in reduced aircraft utilization during the 2001 period.

       An  airline's  break-even  load  factor is the  passenger  load factor that will  result in  operating  revenues being equal to operating  expenses,  assuming constant revenue per passenger mile and expenses.  For the nine months ended December 31, 2002 and 2001, our break-even  load factors were 63.9% and 58.5%,  respectively,  compared to our achieved  passenger load factors of 60.4% and 60.7%. For the three months ended  December 31, 2002 and 2001,  our break-
even  load factors were 63.6% and 54.3%,  respectively,  compared to our achieved  passenger  load  factors of 59.5%
and 52.4%.  Our  break-even  load factor  increased  from the prior  comparable  period largely as a result of a decrease in our  average  fare to $109 during the nine  months  ended  December  31, 2002 from $133 during the nine months ended December 31, 2001,  offset by a decrease in our CASM to 8.22(cent)for the nine months ended December 31,
2002 from 9.54(cent) for the nine months ended December 31, 2001.

       The following table provides certain of our financial and operating data for the three month and nine month periods ended December 31, 2002 and 2001.
                                              Three Months Ended December 31,      Nine Months Ended December 31,
                                                   2002             2001                2002             2001
Selected Operating Data(1):

Passenger revenue (000s) (2)                    117,752           90,621             343,754           325,092
Revenue passengers carried (000s)                   999              623               2,915             2,271
Revenue passenger miles (RPMs) (000s) (3)       906,801          529,593           2,689,222         2,038,888
Available seat miles (ASMs) (000s) (4)        1,524,638        1,010,091           4,453,916         3,359,245
Passenger load factor (5)                          59.5%            52.4%               60.4%             60.7%
Break-even load factor (6)                         63.6%            54.3%               63.9%             58.5%
Block hours (7)                                  30,472           20,780              89,026            67,208
Departures                                       13,522            9,469              39,289            30,389
Average aircraft stage length                       852              808                 860               837
Average passenger length of haul                    908              850                 923               898
Average daily fleet block hour utilization (8)      9.5              7.8                 9.8               9.0
Yield per RPM (cents) (9)                         12.93            16.93               12.74             15.89
Total yield per RPM (cents) (10)                  13.26            17.48               13.07             16.28
Yield per ASM (cents) (11)                         7.69             8.88                7.69              9.65
Total yield per ASM (cents) (12)                   7.89             9.16                7.89              9.88
Cost per ASM (cents)                               8.28             9.34                8.22              9.54
Cost per ASM excluding fuel (cents)                6.84             8.17                6.85              8.14
Average fare (13)                                   111              134                 109               133
Average aircraft in fleet                          34.8             29.0                33.1              27.2
Aircraft in fleet at end of period                 37.0             29.0                37.0              29.0
Average age of aircraft at end of period            7.9             10.4                 7.9              10.4
EBITDAR (000s) (14)                         $ 14,608.00      $    19,672           $  48,246       $    79,062
EBITDAR as a % of revenue                          12.1%            21.3%               13.7%             23.8%

(1)   The cost associated  with the early  extinguishment  of debt totaling  $1,774,000 has been excluded from the break-even load factor calculation  for the three and nine months ended December 31, 2002.  The  write-down of the carrying  values of the Boeing 737-200 aircraft parts totaling  $1,512,000 has been excluded from the calculation of the break-even load factor,  CASM and CASM excluding fuel for the three and nine  months  ended
      December  31,  2001.  The  Stabilization  Act  compensation  totaling  $3,766,000  and $12,568,000  for the three and nine months ended December 31, 2001,  respectively,  has been excluded from the  calculation of the break-even load factor
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
(11)  "Yield per ASM" is determined by dividing passenger revenues by revenue passenger miles.
(12)  "Total Yield per ASM" is determined by dividing total revenues by available seat miles.
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

       The following table provides our operating  revenues and expenses expressed as cents per total ASMs and as a percentage of total operating revenues, as rounded, for the three month and nine month periods ended December
31, 2002 and 2001.

                                  Three Months Ended December 31,            Nine Months Ended December 31,
                                      2002                2001                  2002                2001
                                   Per        %        Per        %         Per        %        Per        %
                                  total      of       total      of        total      of       total       of
                                   ASM     Revenue     ASM     Revenue      ASM     Revenue     ASM     Revenue

Revenues:
    Passenger                      7.72     97.9%      8.97      97.9%      7.72      97.8%     9.68      98.0%
    Cargo                          0.09      1.1%      0.12       1.4%      0.10       1.2%     0.14      14.1%
    Other                          0.08      1.0%      0.07       0.7%      0.07       1.0%     0.06       0.6%

Total revenues                     7.89    100.0%      9.16     100.0%      7.89     100.0%     9.88     100.0%
                               ======================================== =======================================

Operating expenses:
    Flight operations              2.62     33.2%      2.89      31.5%      2.59      32.8%     2.82      28.5%
    Aircraft fuel expense          1.44     18.2%      1.17      12.8%      1.36      17.3%     1.40      14.1%
    Aircraft and traffic servicing 1.47     18.7%      1.63      17.8%      1.42      17.9%     1.56      15.8%
    Maintenance                    1.25     15.8%      1.57      17.1%      1.24      15.7%     1.61      16.3%
    Promotion and sales            0.76      9.7%      1.24      13.5%      0.90      11.3%     1.35      13.7%
    General and administrative     0.44      5.6%      0.53       5.8%      0.43       5.5%     0.55       5.6%
    Depreciation and
      amortization                 0.30      3.8%      0.31       3.4%      0.28       3.6%     0.25       2.5%
Total operating expenses           8.28    105.0%      9.34     101.9%      8.22     104.1%     9.54      96.5%
                               ========================================= ======================================

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

       Our average fare for the nine months ended December 31, 2002 and 2001 was $109 and $133,  respectively,  a decrease of 18.1%. We believe  that the decrease in the average fare during the nine months  ended  December  31,
2002 from the prior  comparable  period was principally a result of the slowing  economy,  competitive  pricing on discount fares available inside 14 days of travel in our markets and low introductory fares by new carriers serving the Denver market.

       Passenger  Revenues.  Passenger  revenues  totaled  $343,754,000  for the nine  months  ended  December 31,
2002  compared  to $325,092,000  for the nine months ended  December 31, 2001,  or an increase of 5.7%,  on increased capacity of  1,094,671,000  ASMs or 32.6%.  Passenger  revenues  totaled  $117,752,000  for the three months ended
December 31, 2002 compared to $90,621,000  for the three months ended  December 31, 2001, or an increase of 29.9%, on increased  capacity of 514,547,000  ASMs or 50.9%.  The number of revenue passengers  carried was 2,915,000 for the nine months ended  December 31, 2002 compared to 2,271,000 for the nine months ended December 31, 2001 or an increase of 28.4%.  The number of revenue  passengers  carried was 999,000 for the three months ended  December 31,
2002 compared to 623,000 for the three months ended  December  31, 2001 or an increase of 60.4%.  We had an average of 33.1  aircraft in our fleet during the nine months ended  December 31, 2002  compared to an average of 27.2 aircraft  during the nine months ended  December 31, 2001, an increase of 21.7%.  RPMs for the nine months ended
December 31, 2002 were  2,689,222,000  compared to  2,038,888,000  for the nine months ended  December 31, 2001, an increase of 31.9%.  Our load factor  decreased to 60.4% for the nine months ended December 31, 2002 from 60.7% for the prior comparable  period.  We believe that our cancelled  flights due to the terrorist  attacks and weather had an adverse effect on our revenue during the nine months ended December 31, 2001.

       Cargo  Revenues.  Cargo revenues,  consisting of revenues from freight and mail service,  totaled  $4,300,000 and $4,807,000, a decrease of 10.6%, for the nine months ended December 31, 2002 and 2001, respectively, representing
1.2% and 1.4%,  respectively,  of total revenues.  Cargo revenues  totaled  $1,353,000 and  $1,269,000,  an increase of 6.7% for the three months ended December 31, 2002 and 2001,  representing 1.1% and 1.4%,  respectively,  of total revenues.  This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other  Revenues.  Other  revenues,  comprised  principally  of interline  handling  fees,  liquor sales and excess baggage fees, totaled $3,367,000 and $1,980,000,  respectively,  representing 1.0% and .6% of total revenues, respectively, for the nine months ended December  31,  2002 and 2001,  an  increase  of 70.1%.  Other  revenue increased  over the prior  comparable  period as a result of an increase in interline  handling fees  primarily due to the Mesa  codeshare  agreement and an increase in ground  handling for Mesa and other airlines.

Operating Expenses

       Operating  expenses  include those related to flight  operations,  aircraft and traffic  servicing, maintenance,  promotion and sales,  general and  administrative,  and depreciation and  amortization.  Total operating  expenses were $365,920,000 and $321,896,000 for the nine months  ended  December  31, 2002 and 2001 and  represented  104.1% and 97.0% of revenue,  respectively.  Total  operating expenses for the three months ended December 31, 2002 and 2001 were  $126,296,000 and $95,849,000 and represented  105.0% and 103.6% of revenue, respectively.  Operating  expenses  increased as a percentage of revenue  during the three and nine months ended
December 31, 2002 as a result of the 17.2% and 18.1% decrease in the average fare, respectively, associated with the slowing economy.

       Flight  Operations.  Flight  operations  expenses of  $115,289,000and  $94,742,000 were 32.8% and 28.6% of total revenue for the nine months ended December 31, 2002 and 2001,  respectively.  Flight operations  expenses of
$39,969,000 and $29,181,000 were 33.2% and 31.5% of total revenue for the three months ended December 31, 2002 and
2001,  respectively.  Flight  operations  expenses  include all expenses  related  directly to the  operation  of the aircraft  including  lease and  insurance  expenses,  pilot and flight  attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.  Included in flight operations expenses during the nine months ended December 31, 2002 were approximately  $2,681,000 for Airbus training and related travel expenses, as compared to $2,007,000 for the nine months ended December 31, 2001, respectively.

       Aircraft lease expenses  totaled  $52,407,000  (14.9% of total  revenue) and  $48,590,000  (14.6% of total revenue) for the nine months ended December 31, 2002 and 2001, respectively, an increase of 7.1%. Aircraft lease expenses totaled $17,806,000  (14.8% of total  revenue) and  $16,148,000  (17.4% of total  revenue) for the three months ended  December 31, 2002 and 2001,  respectively,  an increase of 10.3%.  The  increases  are largely due to an increase in the average number of leased  aircraft to 28.3 from 25.7,  or 10.1%,  during the nine months ended
December 31, 2002.  During the nine months ended December 31, 2001, we incurred  short-term  lease expenses  of
$630,000  for aircraft to partially replace capacity of the  damaged  aircraft  to  minimize  the  number of flight cancellations while our aircraft were being repaired following hail damage,

         Aircraft  insurance  expenses  totaled  $8,327,000  (2.4% of total  revenue)  for the nine months  ended
December  31,  2002. Aircraft  insurance  expenses for the nine months ended December 31, 2001 were $2,453,000 (.7%
of total  revenue).  Aircraft  insurance expenses were .31(cent)and .12(cent)per RPM for the nine months ended December
31, 2002 and 2001,  respectively.  Aircraft  insurance  expenses totaled  $3,161,000  (2.6% of total revenue) for the three months ended December 31, 2002.  Aircraft  insurance  expenses for the three months ended  December 31, 2001 were
$608,000 (.7% of total  revenue).  Aircraft  insurance  expenses were .35(cent)and .12(cent)per RPM during the three months  ended December  31, 2002 and 2001.  Aircraft  insurance  expenses  during the three and nine months  periods ended December 31, 2001 had not been fully  impacted by the result of the  terrorist  attacks on September  11, 2001.
Immediately  following the events of  September  11, our  aviation  war risk  underwriters  issued  seven days notice of  cancellation  to us and gave similar notices to other airlines.  On September 24, 2001, these underwriters reinstated
war risk passenger liability coverage but limited third party bodily injury and property damage to $50 million per occurrence.  A special  surcharge of $1.25 per passenger  carried was established  as the premium for this  coverage by our  commercial  underwriters.  At the same time,  the FAA  provided us  supplemental third  party war risk  coverage from the $50 million  limit to $1.6  billion. Effective  December  16,  2002,  the FAA amended  their existing  coverage to include war risk hull as well as  passenger, crew and property  liability  insurance,  and extended the existing terms of the third party liability already in effect until February 13, 2003.  As of December 31, 2002, we still maintained our existing  commercial war risk coverage, because of certain  perceived  coverage gaps in the revised FAA policy relating to third party liability  coverage.  On February  11, 2003,  the FAA revised and amended the  coverage in place as of
December 16, 2002.  We believe this revision eliminates the perceived coverage gaps, and we expect to drop the commercial policy in the near future.  The premium for the revised FAA war risk coverage is derived from a formula that takes into account total enplanements, total revenue passenger miles, and total revenue ton miles flown,  and is significantly less than the current  commercial  coverage premium.  This revised amendment  is to take effect on February 14, 2003 and is set to expire on April 14, 2003,  unless renewed by Congress.  We do not know whether the  government  will extend the coverage,  and if it does,  how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline  industry, the premiums charged by aviation insurers for this coverage will be substantially higher  than the  premiums  currently charged by the  government  or the  coverage  will simply not be available from reputable underwriters.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled  $31,542,000 and $23,693,000, or 9.2% and 7.3% of passenger  revenue,  for the nine months  ended  December  31,  2002 and 2001,  respectively,  an increase of 33.1%.  Pilot and flight attendant  salaries before payroll taxes and benefits totaled  $11,108,000 and
$7,512,000 or 9.4% and 8.3% of passenger revenue for the three months ended December 31, 2002 and 2001,  respectively, an increase of 47.9%. Pilot and flight attendant  compensation increased as a result of an increase of 32.5% in block hours,  a general wage increase in pilot and flight  attendant  salaries,  and  additional crews  required to replace those  attending  training on the Airbus  equipment.  In order to maintain  competitive  pay for pilots,  a revised pilot pay schedule was negotiated  with the Frontier  Airline  Pilots  Association  (FAPA) for an approximate  2.5%
increase in salaries.  The union members accepted this proposal,  which was effective  August 1, 2002. We pay pilot and flight attendant salaries for training,  consisting of approximately six and three weeks, respectively,  prior to scheduled increases in service, which can cause the  compensation  expense during such periods to appear high in relationship  to the average number of aircraft in service.  We expect these costs to continue to increase as we place more  aircraft  into  service.  During the three months ended  December 31, 2001,  FAPA agreed to an 11%  decrease in salaries for all pilots in lieu of furloughs as a result of the  September  11, 2001  terrorist  attacks. The pilot salary levels were reinstated effective January 1, 2002.

       Aircraft Fuel Expense.  Aircraft fuel expenses  include both the direct cost of fuel,  including  taxes, as well as the cost of delivering  fuel into the aircraft.  Aircraft fuel expense of $60,676,000  for 66,606,000 gallons used and  $46,955,000 for 51,954,000 gallons  used  resulted in an average fuel cost of 91.1(cent)and 90.4(cent)
per gallon,  for the nine months  ended  December 31, 2002 and 2001, respectively.  Aircraft  fuel expense  represented
17.3% and 14.2% of total  revenue for the nine months  ended  December 31, 2002 and 2001,  respectively.  Aircraft fuel expense of $21,948,000  for 22,577,000  gallons used and  $11,820,000 for 15,060,000 gallons used resulted in an average fuel  expense  of 97.2(cent)and  78.5(cent)per  gallon  for the  three  months  ended  December  31,  2002 and 2001, respectively.  Aircraft fuel costs  represented 18.3% and 12.8% of total revenue for the three months ended December 31,
2002 and 2001, respectively.  Fuel prices are subject to change weekly as we do not purchase  supplies in advance for inventory.  We initiated a fuel hedging  program in late November  2002,  which allowed us to reduce fuel expenses during the three months ended  December 31, 2002 by $68,000.  Fuel  consumption  for the nine  months  ended  December  31, 2002 and 2001  averaged  748 and 773  gallons  per block hour, respectively.  Fuel  consumption  for the three  months ended
December 31, 2002 and 2001  averaged 741 and 725 gallons per block hour, respectively.  Fuel  consumption decreased 3.2%
during the nine months  ended  December  31, 2002 from the prior  comparable  period because of the more fuel-efficient
Airbus aircraft added to our fleet, and a newly developed fuel conservation  program implemented in August 2001.  Fuel consumption  increased 2.2% during the three months ended December 31, 2002 from the prior  comparable  period as a result of an  increase  in the number of hours  flown with the Boeing  737-200  aircraft,  which have a higher fuel burn rate than the Boeing  737-300 and Airbus A319  aircraft.  During the three months ended December 31, 2001, we minimized the use of the Boeing 737-200 aircraft associated with the capacity reduction as a result of the September 11, 2001 terrorist attacks.

       Aircraft and Traffic  Servicing.  Aircraft and traffic  servicing  expenses were  $63,063,000  and  $52,293,000
(an increase of 20.6%)  for the nine  months  ended  December  31,  2002 and 2001, respectively, and represented 17.9% and
15.8% of total  revenue. Aircraft and traffic  servicing  expenses were  $22,440,000  and $16,492,000 (an increase of 36.1%)
for the three months ended December 31, 2002 and 2001,  respectively,  and represented 18.7% and 17.8% of total revenue.
Aircraft and traffic  servicing  expenses include all expenses incurred at airports including landing fees, facilities rental,  station labor, ground handling expenses,  and interrupted trip  expenses  associated  with  delayed or cancelled flights.  Interrupted  trip  expenses  are amounts  paid to other  airlines to reaccomodate  passengers as well as hotel, meal and other incidental  expenses.  Aircraft and traffic servicing expenses increased with the addition of new cities and  departures  to our route  system.  During the nine months  ended  December  31,  2002,  our  departures increased to 39,289 from 30,389 for the nine months ended  December 31, 2001, or 29.3%.  Aircraft and traffic  servicing  expenses were $1,605 per  departure  for the nine months  ended  December  31, 2002 as compared  to $1,721 per  departure  for the nine months ended December 31, 2001, or a decrease of $116 per departure.  During the three months ended  December 31,
2002,  our departures increased to 13,522 from 9,469 or 42.8%.  Aircraft and traffic servicing expenses were $1,660 per departure for the three months ended  December 31, 2002 as compared to $1,742 per departure for the three  months ended
December 31,  2001, or a decrease of $82 per departure. Aircraft and traffic servicing expenses during the nine months ended  December  31,  2001 were  adversely  impacted as a result of expenses  associated with deicing in April 2001 as a result of an unusual spring blizzard and an increase in interrupted  trip expenses as a result of the number of flight cancellations  related to the  aircraft  out of service for repair of hail  damage.  Additionally, due to the number of flight  cancellations as a result of these weather  conditions as well as the September 11 terrorist  attacks,  we had fewer  departures  than we had planned,  which we believe  distorted our expenses per departure for the three and nine months ended December 31, 2001.

       Maintenance.  Maintenance  expenses of  $55,131,000  and  $55,684,000  were 15.7% and 16.8% of total revenue for the nine months ended December 31, 2002 and 2001,  respectively,  a decrease of 1.0%.  Maintenance  expenses of
$19,032,000 and $17,320,000  were 15.8% and 18.7% of total  revenue for the three months ended  December 31, 2002 and
2001,  respectively,  an increase of 9.9%.  These include all labor,  parts and supplies  expenses  related to the maintenance  of the aircraft.  Routine  maintenance is charged to maintenance expense as incurred while major engine overhauls and heavy  maintenance  check expense is accrued monthly with variances from accruals recognized  at the time of the check.  Maintenance  cost per block hour for the nine months ended  December 31, 2002 and 2001 were $619 and $829, respectively.  Maintenance  cost per block hour for the three  months  ended  December 31, 2002 and 2001 were $625 and
$833, respectively.  Maintenance  cost per block hour  decreased  as a result of  decreases  in  maintenance  on our Boeing fleet for rotable repairs  and engine  overhauls,  and the  addition  of new Airbus  aircraft  that are less  costly to maintain  than our older  Boeing aircraft.  During the nine months ended December 31, 2002, we incurred  approximately
$86,000 or $1 per block hour for Airbus training compared to $881,000 or $13 per block hour for the nine months  ended
December 31,  2001.  During the three months ended  December 31, 2001,  we wrote down the  carrying  value of spare parts that  support  the  Boeing  737-200  aircraft  by  $1,512,000  as a result of diminished  demand for that aircraft type.
Excluding the effect of this  adjustment,  our  maintenance  cost per block hour would have been $761 for the three months ended  December 31,  2001.  During the nine months ended  December 31, 2001,  we had hail damage to five of our  aircraft, estimated at $491,000 ($7 per block hour).  Due to the flight cancellations as a result of the September 11 terrorist attacks and these  weather  conditions,  our block hours were less than we had  planned,  which caused our fixed costs to be spread over fewer block hours and, we believe,  distorted  our cost per block hour for the three months and nine months ended December 31, 2001.

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

       Promotion  and Sales.  Promotion  and sales  expenses  totaled  $39,889,000  and  $45,437,000  and were 11.4%
and 13.7% of total revenue for the nine months ended  December 31, 2002 and 2001,  respectively.  Promotion and sales expenses  totaled  $11,665,000  and $12,526,000  and were 9.7% and 13.5% of total  revenue for the three  months  ended
December  31, 2002 and 2001,  respectively.  These include advertising  expenses,  telecommunications  expenses,  wages and benefits for  reservationists and reservations  supervision as well as marketing  management  and sales  personnel, credit card fees,  travel agency  commissions  and computer  reservations  costs. During the nine months ended  December 31,
2002,  promotion and sales  expenses per  passenger  decreased to $13.68 from $20.01 for the nine months ended  December 31,
2001.  Promotion  and sales  expenses  per  passenger  decreased as a result of variable  expenses in relation to lower average fares, an overall  elimination of substantially  all travel agency  commissions  effective on tickets sold on or after June 1, 2002 and a decrease in advertising expenses.  During the nine months ended December 31, 2001, we incurred costs associated with the start-up and promotion of our frequent flyer program as well as the redesign of our web site.

       General and  Administrative.  General and  administrative  expenses for the nine months ended December 31, 2002 and 2001 totaled $19,381,000 and  $18,599,000 and were 5.5% and 5.6% of total revenue,  respectively,  an increase of 4.2%.
General and  administrative expenses for the three  months ended  December 31, 2002 and 2001  totaled  $6,685,000  and
$5,390,000  and were 5.6% and 5.8% of total revenue, respectively, an increase of 24.0%.  During the nine months ended
December  31, 2001 we accrued for  employee  performance bonuses  totaling  $1,559,000,  which was .5% of total revenue.
Bonuses are based on  profitability.  As a result of our pre-tax loss for the nine months ended  December 31, 2002, we did not accrue  bonuses.  General and  administrative  expenses  include the wages and benefits for several of our executive officers and various other  administrative  personnel  including legal,  accounting,  information technology, aircraft  procurement,  corporate  communications,  training and human resources and other expenses  associated with these
departments.   Employee  health  benefits,  accrued  vacation and bonus expenses, general insurance expenses including worker's compensation,  and write-offs associated with credit card and check fraud are also included in general and administrative  expenses. We experienced  increases in our human  resources,  training and information  technology expenses as a result of an increase in employees from  approximately  2,440 in December 2001 to approximately  3,020 in December 2002, an increase of 23.8%.  Because of the increase in personnel,  our health insurance benefit expenses, workers compensation,  and accrued vacation expense increased  accordingly.  During the nine months ended  December 31,
2002, we brought  revenue  accounting  in-house.  We previously had  outsourced  this function.  We have realized a reduction in expenses associated with revenue accounting.

       Depreciation  and  Amortization.  Depreciation  and  amortization  expenses of $12,490,000  and $8,187,000 were
3.6% and 2.5% of total  revenue,  respectively,  for the nine months ended  December 31, 2002 and 2001, an increase of 52.6%.  These  expenses  include depreciation of aircraft and aircraft  components,  office  equipment,  ground station  equipment and other fixed assets.  Depreciation expense  increased  over the prior year due to an increase in the number of Airbus A319 aircraft  owned from three at December 31, 2001 to eight at December 31, 2002.

       Nonoperating Income (Expense).  Net nonoperating expense totaled $5,841,000 for the nine months ended
December 31, 2002 compared to net nonoperating  income of $13,655,000 for the nine months ended December 31, 2001.
Interest income decreased to $1,523,000 during the nine months ended  December 31, 2002 from  $3,473,000  for the prior period due to a decrease in cash  balances as a result of cash used for  pre-delivery  payments  for future purchases of  aircraft,  our net loss for the period and a decrease in  interest  rates. Interest  expense  increased to $5,149,000 for the nine months ended December 31, 2002 from $2,118,000 for the prior period as a result of interest expense associated with the financing of the purchased Airbus aircraft.

       During the three and nine months ended  December 31, 2001,  we recognized  $3,766,000  and  $12,568,000  of a federal grant as a result of the  Stabilization  Act to offset  direct and  incremental  losses we  experienced  as a result of the  terrorist  attacks on September  11,  2001.  We received a total of  $17,538,000  as of December 31,
2001;  the  remaining  $4,970,000  represented  amounts received in excess of estimated  allowable  direct and incremental  losses  incurred from  September 11, 2001 to December 31, 2001. We repaid the excess amounts received during the nine months ended December 31, 2002.

       Income Tax Expense.  We accrued an income tax benefit of  $7,251,000  during the nine months ended
December 31, 2002 at a 35.6% effective tax rate,  compared to an income tax expense  accrual of $7,712,000  for the nine months ended  December 31, 2001, at a 38.8% effective tax rate.  The expected  benefit for the nine months ended
December 31, 2002 at a federal rate of 35% plus the blended state rate of 2.6% (net of federal tax  benefit) is reduced by the taxable  effect of  permanent  differences  of 2.0%.  During the three and nine months ended December 31, 2001, we recorded a credit to income tax expense  totaling  $886,000 and $1,327,000,  respectively,  and revised our effective tax rate from 38.25% to 38.8%.  During the year ended March 31, 2001, we accrued  income tax expense at the rate of 38.7%
which was greater than the actual  effective  tax rate of 37.6%  determined  as a result of the  completion  and filing of the income tax returns in December 2001.  During the nine months ended  December 31, 2001, we also recorded a $441,000 reduction to income tax expense as a result of a review and revision of state tax  apportionment  factors used in filing our amended  state tax returns for 2000.

Liquidity and Capital Resources

       Our  liquidity depends to a large extent on the number of passengers who fly with us, our operating and capital expenditures, the fares we charge,  and  financing  activities.  Also,  we depend on lease or  mortgage  financing  to acquire  all of our  aircraft, including  six  additional  Airbus  aircraft as of January 31, 2003  scheduled  for delivery by the end of 2004. We seek to control our operating costs, but our airline, like other airlines, has many fixed costs that cannot be reduced in the short-term.

       We had cash and cash  equivalents  and short-term  investments of $31,502,000 and $89,555,000 at December 31,
2002 and March 31, 2002,  respectively.  At December 31, 2002,  total  current  assets were  $147,930,000  as compared to  $146,647,000  of total  current liabilities,  resulting in working  capital of $1,283,000.  At March 31, 2002, total current assets were  $192,048,000  as compared to $152,064,000 of total current  liabilities,  resulting in working capital of $39,984,000.  The decrease in our cash and working capital from  March 31,  2002 is  largely a result  of cash  used by  investing  activities,  principally  as a result of the  purchase  of six additional  Airbus
A319  aircraft,  partially  offset by cash  provided by  financing  activities  to finance the  aircraft  purchases.
Pre-delivery  payments  previously made for purchased aircraft that were delivered to us during the nine months ended
December 31, 2002 were applied as down payments toward the mortgage financing of these aircraft.

       Cash used by operating  activities for the nine months ended December 31, 2002 was $14,190,000.  This is attributable to the net loss for the period,  increases in restricted  investments,  receivables,  security, maintenance and other deposits,  decreases in air traffic liability,  and the repayment of excess Stabilization
Act compensation  received,  offset by a decrease in prepaid expenses and increases in accrued  maintenance expense and deferred lease and other  expenses.  Included in cash used by operating  activities is a $4,835,000 repayment of the excess amounts received under the  Stabilization  Act. Cash provided by operating  activities for the nine months  ended  December 31, 2001 was  $30,007,000.  This is  attributable  to our net income for the period, increase in  depreciation expense,  increase in deferred tax expense,  decreases in trade  receivables  and  increases in other accrued  expenses,  federal grant monies including those received in excess of our direct and incremental expenses  allowable under the  Stabilization  Act, and accrued maintenance  expenses,  offset by increases in restricted investments,  security,  maintenance  and other  deposits,  and decreases in accounts  payable and air traffic liability.
The increase in other  accrued  expenses was largely a result of the deferral of payment permitted by the  Stabilization
Act of excise taxes totaling approximately  $8,819,000 as of December 31, 2001. These taxes were paid in full on
January 15, 2002.  Also,  included in cash provided by operating  activities  for the nine months ended December 31,
2001 is $4,970,000 of amounts received in excess of allowable direct and incremental  losses  reimbursable under the
Stabilization Act incurred from September 11, 2001 to December 31, 2001.

       Cash used by investing activities for the nine months ended December 31, 2002 was  $162,721,000.  We used
$197,881,000 for the purchase of six additional  Airbus aircraft and to purchase  rotable  aircraft  components, leasehold  improvements  and other general equipment  purchases.  Net aircraft  lease and purchase  deposits and restricted  investments  decreased by  $4,792,000  and $618,000, respectively  this period.  During the nine months ended  December 31, 2002,  we took  delivery of six  purchased  Airbus  aircraft and applied their  respective pre-delivery  payments to the purchase of those  aircraft.  Cash used by investing  activities  for the nine months ended December 31, 2001 was  $121,522,000.  Net aircraft lease and purchase  deposits  increased by $2,995,000.  During the nine months ended December 31, 2001, we exercised  purchase  options for three Airbus A319 aircraft,  and advanced their delivery dates from the  third  and  fourth  calendar  quarters  of 2004 to May and  June  2002,  which required  deposits  of  $9,603,000.  We also  used $119,459,000  for the purchase of our first three Airbus aircraft and to purchase  rotable  aircraft  components to support the Airbus fleet, as well as a spare engine for the
Boeing fleet,  leasehold  improvements for our new reservations center,  computer software for the new maintenance and accounting systems, and other general equipment purchases.

       Cash provided by financing  activities for the nine months ended December 31, 2002 and 2001 was  $118,857,000 and  $72,098,000, respectively.  During the nine months ended December 31, 2002 and 2001, we borrowed  $147,100,000 and  $72,000,000,  respectively,  to finance the purchase of Airbus aircraft,  of which  $26,942,000 and $1,163,000 were repaid as principal  payments during the respective periods.  In December  2002,  we entered  into a sales leaseback  transaction  for one of our  purchased  aircraft.  We  received  net proceeds of  approximately  $5,300,000 from the sale of this  aircraft,  net of repayment of debt that  collateralized  this  aircraft totaling  $22,772,000 and payment of fees associated with the early  extinguishments  of the debt. We may seek to complete  additional sale/leaseback  transactions  of some or all of our owned  aircraft  or similar  transactions  in the  future in order to  improve  our short-term  liquidity.  During the nine months  ended  December  31,  2002 and 2001,  we received $578,000 and $1,916,000, respectively, from the exercise of common stock options.

       In February 2003, we sold a purchase commitment for an Airbus A319 to be dleivered in March 2003 and agreed to lease the aircraft form the purchaser for a period of five years.  The purchaser reimbursed us approximately
$7,100,000 of pre-delivery payments previously paid for that aircraft.

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
There can be no assurance  that we will be able to complete this  transaction. We plan to use the proceeds, if received, to enhance our liquidity.

       We have been  assessing our liquidity  position in light of our aircraft  purchase  commitments  and other capital  needs,  the economy, our competition,  the events of September 11, and other uncertainties  surrounding the airline industry.  We believe it may be appropriate  to enhance our liquidity,  and have been actively  pursuing several  financing  alternatives,  including the federal loan guarantee.  We also filed a shelf  registration  with the Securities and Exchange  Commission in April 2002 that would allow us to sell equity or debt securities from time to time as market conditions permit.  Subsequent to this shelf  registration  filing, our financial performance  along with  bankruptcies  and the threat of  bankruptcies  of other  airlines has had a significant  adverse effect on our access to the capital  markets.  Although the commercial  loan facility  secured in part by the federal loan guarantee will improve our liquidity  if it is  completed,  we may need to  continue to explore  avenues to sustain our liquidity  in the  current  economic  and operating  environment.  We intend to  continue  to pursue  domestic  or foreign  bank  aircraft  financing,  bank lines of credit and aircraft sale/leasebacks and other transactions as necessary to support our capital and operating needs.

Contractual Obligations

       The following table summarizes our contractual obligations as of December 31, 2002:

                                          Less than          1-3            4-5           After
                                            1 year          years          years         5 years          Total

Long-term debt (1)                      $ 9,261,294    $  19,962,154  $ 22,112,879  $ 138,879,730   $  190,216,057
Capital lease obligations                   111,602                                                        111,602
Operating leases (2)                     82,325,664      139,372,553   109,121,380    339,806,110      670,625,707
Unconditional purchase obligations(3)   144,107,118       34,718,982                                   178,826,100

Total contractual cash obligations    $ 235,805,678    $ 194,053,689 $ 131,234,259  $ 478,685,840  $ 1,039,779,466
                                     ===============================================================================

(1)      During the year ended March 31, 2002,  we entered  into a credit  agreement  to borrow up to  $72,000,000 for the purchase of three Airbus  aircraft with a maximum  borrowing of $24,000,000  per aircraft.  During the nine months ended December 31, 2002, we entered into a sales leaseback  transaction for one of these purchased aircraft and repaid the remaining loan with the proceeds of the sale. Each remaining aircraft loan has a term of
     10 years and is payable in equal monthly  installments,  including  interest, payable in arrears.  The  aircraft secure the loans.  Each of the  remaining  loans  provide for monthly  principal  and interest payments of
     $215,000 and $218,110,  bears interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling  $10,200,000 is due with respect to each aircraft loan.

     During the nine months ended December 31, 2002, we entered into  additional  long-term debt  obligations to finance six additional Airbus  aircraft with interest rates that adjust  quarterly or  semi-annually  based on
     LIBOR rates. At December 31, 2002 interest rates for these long-term debt obligations  ranged between was 2.66%
     and 3.81%, each have a term of 12 years and each have balloon payments ranging from $4,800,000 to $7,700,000 at the end of the term.  The loans are secured by these aircraft.

 (2) As of December 31, 2002,  we lease seven Airbus 319 type  aircraft and 20 Boeing 737 type  aircraft under operating leases with expiration  dates ranging from 2003 to 2014.  Under these leases,  we have made cash security  deposits or arranged for letters of credit  representing  approximately  two months of lease  payments per  aircraft.  At
     December 31, 2002, we had made cash security deposits and had arranged for issuance of letters of credit  totaling
     $5,983,449  and  $8,459,100,  respectively.  Our restricted cash balance includes $8,459,100 that collateralizes the outstanding  letters of credit.  Additionally,  we make deposits to cover the cost of major scheduled maintenance overhauls  of these  aircraft.  These  deposits are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.  At December 31, 2002, we had remaining unused maintenance deposits of $55,234,000  classified as an asset on our balance sheet. During the nine months ended December 31, 2002, we returned two leased Boeing 737 aircraft to the aircraft lessor.

     As a complement to our Airbus purchase agreement, in April and May 2000 we signed two agreements, as subsequently amended,  to lease 15 new Airbus  aircraft  for a term of 12 years.  As of  December  31,  2002,  we have made cash  security  deposits  on the remaining  10 aircraft we agreed to lease and have made cash  security  deposits and  arranged  for issuance of letters of credit totaling  $400,000 and $2,059,000,  respectively,  to secure these leases.  Our restricted cash balance  includes  $2,059,000 that collateralizes the outstanding letters of credit.
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

     Denver International  Airport (DIA), our primary hub for operations,  has developed  preliminary plans for a significant expansion of Concourse A, where our aircraft  gates are located.  The expansion  will add as many as
     10 gates for full-size  commercial  jet aircraft and several more gates for smaller  regional  jets. We have expressed  preliminary  interest in entering into a long-term lease  arrangement with the airport  authority for the use of additional  aircraft gates in connection with our overall  expansion plans.  The amount we would be charged  under this lease will depend on the ultimate  cost of the project,  the amount of space to which we commit, the  financing  structure and interest  cost and the final method by which the airport  authority  allocates the construction  costs among the airlines.  The current state of the industry and  uncertainties  involving  United
     Airlines,  DIA's dominant carrier, have placed these expansion plans on temporary hold.

(3)  We have adopted a fleet  replacement plan to phase out our Boeing 737 aircraft and replace them with a combination of Airbus A319 and A318  aircraft.  In March  2000,  we entered  into an  agreement,  as  subsequently  amended, to purchase up to 31 new Airbus aircraft.  As of January  31,  2003,  we did not  exercise  purchase  options  as they  became  due on 4 Airbus  aircraft.  We are currently  discussing  with  Airbus the  possibility  of obtaining  an  extension  on these  options.  Included  in the  purchase commitment are amounts for spare aircraft components to support the aircraft.  We are not under any contractual  obligations with respect  to spare  parts.
     We have  agreed to firm  purchases  of 17 of these  aircraft,  and have  options to  purchase  up to an additional
     10  aircraft.  As of  December  31,  2002,  we had taken  delivery of ten of these  aircraft,  one of which we sold in December  2002 and agreed to lease back from the  purchaser.  In February  2003,  we completed  the  assignment of our March 2003 aircraft  purchase  commitment  and agreed to lease back the  aircraft  from the  purchaser  over a five-year  term.  The purchase commitment  for this  aircraft  has been  excluded  from the  purchase  commitment amounts in this table.  Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft.  These payments are non-refundable with certain exceptions.  As of December 31, 2002, we had made pre-delivery  payments on future deliveries totaling $38,631,000 to secure these aircraft and option aircraft.

     In October 2002 we entered into a purchase and  long-term  services  agreement  with LiveTV to bring DIRECTV
     AIRBORNE(TM)satellite programming  to every  seatback in our Airbus fleet.  As of February 7, 2003, we have completed  the  installation  of the LiveTV system on 13 Airbus  aircraft,  and we plan to have all of our Airbus aircraft  equipped  with the  LiveTV  system by the end of February  2003.  We have agreed to the purchase of 46 units of the hardware,  however,  we have the option to cancel up to a total of 14 units by providing  written notice of  cancellation  at least 12 months in advance of  installation.  The table includes the purchase commitment amount for 32 units.

Commercial Commitments

      As we enter new markets,  increase  the amount of space  leased,  or add leased  aircraft,  we are often required to provide the lessor with a letter of credit,  bond or cash security  deposits.  These generally approximate two months of rent. As of December 31, 2002, we had outstanding  letters of credit,  bonds,  and cash security deposits totaling  $11,645,000,  $4,120,802,  and $7,594,840, respectively.  In order to meet these  requirements, we have a credit  agreement  with a financial  institution  for up to $1,500,000, which expires August 31, 2003, and another credit agreement with a second financial  institution for up to $20,000,000,  which expires December 31, 2003.  These credit lines can be used solely for the issuance of standby  letters of credit.  Any amounts  drawn under the credit agreements are fully  collateralized  by  certificates of deposit,  which are carried as restricted  investments on our balance sheet.
As of  December  31,  2002,  we have drawn  $11,645,000  under  these  credit  agreements  for  standby  letters of credit that collateralize  certain leases.  In the event that these credit  agreements are not renewed beyond their present expiration  dates, the certificates  of deposit  would be redeemed and paid to the various  lessors as cash  security deposits in lieu of standby letters of credit.  As a result there would be no impact on our liquidity if these agreements were not  renewed.  In the event that the surety companies  determined  that issuing bonds on our behalf were a risk they were no longer willing to underwrite,  we would be required to collateralize  certain of these lease  obligations  with either  cash  security  deposits  or standby  letters of credit,  which would decrease our liquidity.

      We use the Airline Reporting  Corporation  ("ARC") to provide reporting and settlement services for travel agency sales and other related  transactions.  In order to maintain  the minimum bond (or  irrevocable  letter of credit)
coverage of $100,000,  ARC requires participating  carriers  to meet,  on a  quarterly  basis,  certain  financial tests such as, but not  limited  to, net profit  margin percentage,  working capital ratio, and percent of debt to debt plus equity.  As of December 31, 2002, we met these financial tests and presently  are only  obligated  to provide  the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum  testing requirements,  we would be required  to increase  our  bonding  coverage to four times the weekly  agency net cash sales  (sales net of refunds and agency commissions).  Based on net cash sales remitted to us for the week ended January 1, 2003, the coverage  would be increased to  $4,252,000 if we failed the tests.  If we were  unable to increase the bond amount as a result of our then financial condition,  we could be required to provide a letter of credit,  which would likely  require us to purchase a certificate of deposit to collateralize the letter of credit.

      Our  agreement with our Visa and  MasterCard  processor  requires  us to  provide  collateral  for  Visa and
MasterCard  sales transactions  equal  to 50% of our air  traffic  liability  associated  with  these  transactions.
As of  December  31,  2002,  we had established  collateral for these transactions totaling $15,616,000.  If we are unable to meet the collateral  requirements or if it is determined that we have experienced a material adverse change in our financial  position,  we may be subject to a 100% holdback of cash from Visa and MasterCard transactions until the passenger is flown, or potentially, termination of the contract.

      Immediately  following the events of September 11, our aviation war risk underwriters issued seven days notice of cancellation to us and gave similar  notices to other  airlines.  On September 24, 2001,  these  underwriters reinstated war risk passenger  liability coverage but limited  third party bodily injury and property  damage to
$50 million per  occurrence.  A special  surcharge of $1.25 per passenger  carried  was  established  as the  premium for this  coverage by our  commercial  underwriters.  At the same time,  the FAA provided us  supplemental  third party war risk coverage from the $50 million limit to $1.6 billion.  Effective  December 16, 2002, the FAA  amended their  existing  coverage to include war risk hull as well as  passenger,  crew and  property  liability  insurance, and extended the existing terms of the third party liability already in effect until February  13, 2003. As of December 31,
2002,  we still  maintained  our existing  commercial  war risk coverage,  because of certain  perceived  coverage gaps in the revised FAA policy relating to third party  liability  coverage.  On February 11,  2003,  the FAA revised and amended the coverage in place as of December 16, 2002. We believe this revision  eliminates the perceived  coverage gaps,  and we expect to drop the commercial  policy in the near future.  The premium  for the revised FAA war risk coverage is derived  from a formula  that takes into  account  total  enplanements, total revenue  passenger  miles, and total revenue ton miles flown, and is  significantly  less than the current  commercial  coverage premium.  This revised  amendment is to take effect on February  14, 2003 and is set to expire on April 14,  2003,  unless  renewed by
Congress.  We do not know whether the  government  will extend the coverage, and if it does, how long the extension will last.  We expect that if the  government  stops  providing  excess war risk coverage to the airline industry, the premiums  charged by aviation insurers for this coverage will be  substantially  higher than the premiums currently charged by the  government or the coverage will simply not be available from reputable underwriters.

       In December 2002, we entered into an engine maintenance agreement for the servicing,  repair, maintenance and functional testing of our  aircraft  engines  used on our Airbus  aircraft  effective  January 1, 2003.  The agreement  is for a 12 year  period from the effective date for our owned aircraft or December 31, 2014,  whichever comes first,  and for each leased  aircraft,  the term coincides with the initial lease term of 12 years.  This agreement  precludes us from using  another  third party for such  services  during the term.  This  agreement requires monthly payments at a specified rate times the number of flight hours flown on the aircraft during that month.

      In attempting to accelerate  our fleet  replacement  plan, we may from time to time  endeavor to return certain leased Boeing 737 aircraft to their owners on dates before the currently  scheduled lease expiration  dates for these aircraft.  If we early return these aircraft from service and are unable to sublease these aircraft to third parties, we may incur additional  expense,  or pay the lessor all or a portion of the remaining lease payments,  that could result in a charge against  earnings in the period in which we enter into the agreement.  We have entered into an agreement to early return two Boeing 737-200  aircraft to the lessor,  for which we recorded an unusual charge of approximately  $3,000,000,  net of income taxes,  against earnings in our year ended March 31, 2002. Under the early return  agreement,  the two  aircraft  originally  scheduled  to be  returned to the lessor in November  2002 and
January  2003,  were postponed to January and February 2003, respectively.

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

       Under the terms of our aircraft  lease  agreements,  we are required to make  monthly  maintenance deposits to the lessor and a liability for accrued  maintenance is established  based on aircraft usage. The deposits are applied against the cost of major airframe maintenance  checks,  landing gear overhaul and engine overhauls.  Deposit  balances  remaining at lease  termination  remain with the lessor and any remaining liability for maintenance checks is reversed against the deposit balance.  Additionally,  a provision is made for the estimated costs of scheduled major  overhauls  required to be performed on leased aircraft and components  under the provisions of the aircraft lease  agreements if the required  monthly  deposit  amounts are not adequate to cover the entire cost of the scheduled maintenance.  We also  accrue  for major  airframe  maintenance  checks, landing  gear  overhauls  and engine  overhauls  on our owned aircraft.  Accrued  maintenance  expense  expected to be incurred  beyond one year is classified as long-term.  The amounts accrued for maintenance  are based on estimates of the time  required to complete the  procedures  and cost of parts used.  Additional  maintenance accruals may be required if these estimates prove to be inadequate.

Fuel Hedging

       We have entered into derivative instruments which are intended to reduce our exposure to changes in fuel prices. We account for the derivative instruments entered into as trading  instruments under FAS133 and record the fair value of the derivatives as an asset or liablity as of each balalnce sheet date.  We record any settlements received or paid as an  adjustment  to the cost of fuel.  The results of operations for  the three and nine  months  ended  December  31,  2002  include an  unrealized derivative gain of $237,933 which is included in nonoperating  income  (expense) and a realized gain of  approximately  $68,000 in cash received from a  counter-party  recorded as a  reduction  of fuel  expense.  Changes in the fair value of the derivative instruments attributable  to future  prices are recorded as  nonoperating  income.  We were not a party to any derivative  contracts in the fiscal third quarter 2002.

       In  November  2002,  we  entered  into two  derivative  contracts  for Gulf Coast jet fuel with two counter-parties.  The first contract is a swap  agreement for a notional volume of 770,000 gallons per month for the period from December 1, 2002 to May 31,  2003.  Under the swap agreement we receive the difference between a fixed price of 72.25  cents per gallon and a price based on an agreed upon  published  spot price for jet fuel if the index price is higher.  If the index price is lower, we pay the  difference.  This agreement is estimated to represent 10% of fuel purchases for that period.  The second  contract, with a notional volume of
385,000 gallons per month for the period  December 1, 2002 to November 30, 2003 is a three-way  collar estimated to represent 5% of fuel  purchases for that period.  The collar has a cap of 82 cents per gallon and a floor of 72 cents per gallon, and a secondary floor of 64.5 cents per gallon. When the U.S. Gulf Coast
Pipeline  Jet index  price is above the cap,  the Company receives  the  difference between the index and the cap.
When the index cap price is below the primary floor but above the secondary floor,  the Company pays the difference between the index and primary floor.  However, when the price is below the secondary floor, then
Company is only obligated to pay the difference between 64.5 and 72 cents per gallon.  No payments are exchanged if the index price is betwwen the cap and the primary floor.

Recent Accounting Pronouncements

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations".  SFAS No. 143
addresses  financial accounting  and reporting for  obligations  associated  with the  retirement of tangible long-lived  assets and the  associated  asset retirement  costs.  It  applies to legal  obligations  associated with the  retirement  of  long-lived  assets  that  result  from the acquisition,  construction,  development ]
and/or the normal operation of a long-lived asset,  except for certain obligations of lessees. SFAS No. 143 is effective for financial  statements  issued for fiscal years  beginning  after June 15, 2002. We do not currently have any  obligations  falling under the scope of SFAS No. 143, and therefore its adoption did not have a material impact on our results of operations or financial position.

       In August 2001,  the FASB issued SFAS No. 144  "Accounting  for the  Impairment or Disposal of Long-Lived
Assets." SFAS No. 144 provides new guidance on the recognition of impairment  losses on long-lived  assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued  operation and how the results of discontinued  operation are to be measured and  presented.  We adopted  SFAS No. 144 in our fiscal  2003 and the  adoption  of SFAS No. 144 did not have a material  impact on our results of operations or financial position.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment
of FASB Statement No. 13, and Technical  Corrections".  This Statement  rescinds SFAS No. 4, "Reporting Gains and Losses from  Extinguishment  of Debt", SFAS No. 44,  "Accounting for Intangible Assets of Motor Carriers"
and SFAS No. 64,  "Extinguishments  of Debt Made to Satisfy  Sinking-Fund Requirements".  This  statement amends SFAS No. 13,  "Accounting  for  Leases",  to eliminate  an  inconsistency  between the required accounting for  sale-leaseback  transactions  and the required  accounting for certain lease  modifications  that have economic effects that are similar to  sale-leaseback  transactions.  We early  adopted  SFAS No. 145 in our fiscal year 2003.  We  classified  our debt extinguishment  costs as an expense  from  operations  in our  statement  of operations  rather than as an  extraordinary  item as was previously required before the issuance of SFAS No. 145.

       In July 2002, the FASB issued SFAS No. 146,  "Accounting for Costs Associated with Exit or Disposal
Activities".  The Statement addresses  financial  accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability  Recognition  for  Certain  Employee  Termination
Benefits  and Other Costs to Exit an Activity  (including  Certain  Costs Incurred in a  Restructuring)."  We do
not currently have any exit or disposal  activities falling under the scope of SFAS No. 146, and therefore its adoption did not have a material impact on our results of operations or financial position.

       In December 2002, the FASB issued SFAS No. 148,  "Accounting  for  Stock-Based  Compensation-Transition
and  Disclosure".  This statement amends FASB Statement No. 123,  "Accounting for Stock-Based  Compensation",
to provide alternative methods of transition for a voluntary  change to the fair value based method of accounting for stock-based  employee  compensation.  In addition,  this Statement amends the disclosure  requirements of
Statement 123 to require prominent  disclosures in both annual and interim financial  statements about the method of accounting for stock based employee  compensation and the effect of the method used on reported  results.
SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

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

       Our  earnings  are  affected  by  changes  in the price and  availability  of  aircraft  fuel.  Market risk is  estimated  as a hypothetical  10 percent  increase in the average cost per gallon of fuel for the year ended March 31, 2002.  Based on fiscal year 2002 actual fuel usage,  such an increase would have resulted in an increase to aircraft fuel expense of approximately  $6,482,000 in fiscal year 2002.  Comparatively,  based on projected  fiscal year 2003 fuel usage,  such an increase  would result in an increase to aircraft fuel  expense of  approximately  $7,709,503  in fiscal year 2003.  The increase in exposure to fuel price  fluctuations  in fiscal year 2003 is due to the increase of our average aircraft fleet size during the year ended March 31, 2002, projected  increases to our fleet during the year ended March 31, 2003 and related gallons purchased.

       Additionally,  in November 2002,  our Board of Directors  authorized us to enter into  derivative contracts that is intended to manage the risk and effect of fluctuating jet fuel prices on our business.  Our derivative  contracts are intended to reduce the risk of changing prices in jet fuel costs.  Our current derivative contracts are for  approximately  15% of our jet fuel purchases through May 2003 and 5% from June 2003 through
November 2003. We do not expect our fuel price risk management to fully protect us against  increasing  jet fuel costs because our contracts will not likely cover all of our fuel volumes and not necessarily be 100%
effective.  The  effectiveness of our derivative  contracts may also be negatively impacted by a commencement of hostilities against Iraq and terrorist activity.

       We will be susceptible to market risk associated with changes in interest rates on expected future long-
term debt  obligations to fund the  purchases  of our Airbus  aircraft.  Interest  expense on seven of our owned
Airbus A319  aircraft is subject to interest rate adjustments every three to six months depending upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 50 basis points (.05 percent) would have the effect of increasing or decreasing our annual interest expense by $726,000 assuming the loans outstanding that are subject to interest rate adjustments at December 31, 2002 totaling $145,228,000 are outstanding for the entire period.

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

                                                     FRONTIER AIRLINES, INC.

Date:  February 13, 2003                             By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  February 13, 2003                             By: /s/ Elissa A. Potucek
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

3.       Based on my knowledge, the financial statements, and other inancial  information included in this quarterly report, fairly present in all material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:   February 13, 2003

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

3.       Based on my knowledge, the financial statements, and other inancial  information included in this quarterly report, fairly present in all material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:    February 13, 2003

                                                       By:       /s/ Paul H. Tate
                                                              Paul H. Tate
                                                              Chief Financial Officer