Form 10-Q/A
period 2002-06-30
FRONTIER AIRLINES INC /CO/
filed 2003-03-04
CIK 921929

                                                    FORM 10-Q/A

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

                                                 AMENDMENT NO. 1 TO

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

The number of shares of the Company's Common Stock outstanding as of February 12, 2003 was 29,657,550.

                                               EXPLANATORY NOTE

The Company is amending Item 6, Part II of its Form 10-Q for the quarterly period ended June 30, 2002, to replace Exhibits 10.69, 10.71, and 10.73 with the attached Exhibits 10.69, 10.71, and 10.73 to clearly reflect where material was omitted in these exhibits under the Company's Confidential Treatment Request filed with the Securities and Exchange Commission. The changes in these exhibits were made in response to comments the Company received from the Securities and Exchange Commission to the Company's Confidential
Treatment Request.

                                          PART II. OTHER INFORMATION

Item 6:        Exhibits and Reports on Form 8-K

(a)      Exhibits

              Exhibit
              Numbers

              10.68    Aircraft Lease  Agreement  dated as of May 1, 2002 between AFS  Investments  XVILLC as Lessor and Frontier  Airlines, Inc. as Lessee. (1)

              10.69    * Credit Agreement  [Frontier/2002-A]  dated as of June 26, 2002 between Frontier
                       Airlines,  Inc.,  Borrower,  and Landesbank Schleswig-Holstein Girozentrale, as
                       Administrative Agent on behalf of the lenders.  (2)

              10.70    Mortgage and Security Agreement  [Frontier/2002-A]  dated as of June 26, 2002 between
                       Frontier Airlines, Inc., Borrower, and Landesbank Schleswig-Holstein Girozentrale, as
                       Administrative Agent on behalf of the lenders. (1)

              10.71    * Credit Agreement  [Frontier/2002-B] dates as of July 16, 2002 between Frontier Airlines,
                       Inc., Borrower, and Erste Bank Der Oesterreichschen Sparkassen AG, as Administrative Agent
                       on behalf of the lenders.  (2)

              10.72    Mortgage and Security Agreement  [Frontier/2002-B]  dated as of July 16, 2002 between
                       Frontier Airlines, Inc., Borrower, and Erste Bank Der Oesterreichschen Sparkassen AG, as
                       Administrative Agent on behalf of the lenders. (1)

              10.73    * Credit  Agreement  {Frontier/HLB]  dated as of May 23, 2002 between  Frontier  Airlines,
                       Inc., Borrower, and Hamburgische Landesbank-Girozentrale, as Administrative Agent on behalf of the lenders. (2)

              10.74    Mortgage and Security  Agreement  [Frontier/HLB]  dated as of May 23, 2002  between  Frontier
                       Airlines, In., Borrower, and Hamburgische Landsebank-Girozentrale, as Administrative Agent on
                       behalf of the lenders. (1)

              (1)      Filed previously with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                       2002.
              (2)      Filed herewith.
              (*)      Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange
                       Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of
                       1934, as amended.

(b)      Reports on Form 8-K

              None.

                                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  March 4, 2003                                 By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  March 4, 2003                                 By: /s/ Elissa A. Potucek
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer

                                               Certification

I, Jeff Potter, certify that:

1.       I have reviewed this Amendment No. 1 on Form 10-Q/A to the quarterly report on Form 10-Q of Frontier
         Airlines,  Inc.; and

2.       Based on my knowledge,  this  Amendment  does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date:   March 4, 2003

                                                       By:      /s/ Jeff  S. Potter
                                                              Jeff S. Potter
                                                              President and Chief Executive Officer

I, Paul Tate, certify that:

1.       I have reviewed this Amendment No. 1 on Form 10-Q/A to the quarterly report on Form 10-Q of Frontier
         Airlines, Inc.; and

2.       Based on my knowledge,  this  Amendment  does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date:    March 4, 2003

                                                       By:       /s/ Paul H. Tate
                                                              Paul H. Tate
                                                              Chief Financial Officer