Form 10-Q/A
period 2002-09-30
FRONTIER AIRLINES INC /CO/
filed 2003-03-04
CIK 921929

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

                                               EXPLANATORY NOTE

The Company is amending Item 6, Part II of its Form 10-Q for the quarterly period ended September 30,
2002, to replace Exhibits 10.75 and 10.76 with the attached Exhibits 10.75 and 10.76 to clearly reflect where material was omitted in these exhibits under the Company's Confidential Treatment Request filed with the Securities and Exchange Commission. The changes in these exhibits were made in response to comments the
Company received from the Securities and Exchange Commission to the Company's Confidential Treatment Request.

                                          PART II. OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Numbers

         10.75    * Secured  Credit  Agreement  dated as of October  10, 2002 among  Frontier  Airlines,  Inc., the Lenders listed on the signature page, and Credit Agricole Indosuez, as Agent.  (1)

         10.76    * Aircraft Mortgage and Security Agreement dated as of October 10, 2002 between Frontier
                  Airlines,  Inc., as Mortgager, and Credit Agricole Indosuez, as Agent and Mortgagee.  (1)

         (1)      Filed herewith.
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

3.       Based on my knowledge,  this  Amendment  does not contain any untrue  statement of a material fact or omit to state a material  fact  necessary to make the  statements  made,  in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date:  March 4, 2003

                                                       By:       /s/ Paul H. Tate
                                                              Paul H. Tate
                                                              Chief Financial Officer