Form 10-K
period 2003-03-31
FRONTIER AIRLINES INC /CO/
filed 2003-06-30
CIK 921929

                                               FORM 10-K

                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C.  20549

[X]      ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
         OF 1934
         For the fiscal year ended March 31, 2003

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

                                        Common Stock, No Par Value
                                              Title of Class

Indicate by check mark  whether  the  Registrant  (1) filed all  reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during the  preceding  12 months (or for such shorter  period that the  registrant  was required to file such  reports),  and
(2) has  been  subject  to  such  filing  requirements  for the  past 90  days.  Yes  X
No __

Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant  to Item 405 of
Regulation  S-K is not  contained  herein,  and  will not be  contained,  to the best of registrant's  knowledge,  in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark  whether the  registrant  is an  accelerated  filer (as defined in
Exchange Act Rule 12b-2). Yes  X   No __

The  aggregate  market  value of common  stock  held by  non-affiliates  of the  Company computed by  reference  to the last  quoted  price at which such stock sold on such date as reported by the Nasdaq National Market as of June 30, 2002 was $240,376,304.

The number of shares of the Company's  common stock  outstanding  as of June 23, 2003 is
30,022,018.

Documents  incorporated by reference - Certain  information  required by Part II and III is incorporated by reference to the Company's 2003 Proxy Statement.

                                             TABLE OF CONTENTS

                                                                                      Page

PART I

PART II

         Item 5:      Market for Common Equity and Related Stockholder Matters.........17
         Item 6:      Selected Financial Data..........................................19
         Item 7:      Management's Discussion and Analysis of Financial Condition and

         Item 9:      Changes in and  Disagreements  with Accountants on Accounting and Financial Disclosure.........................................40

PART III

PART IV

         Item 16(a):  Exhibits, Financial Statement Schedules and Reports on Form 8-K..41

                                         PART I

This report  contains  forward-looking  statements  within the meaning of Section 21E of the  Securities  Exchange  Act of 1934 that  describe  the  business  and  prospects  of
Frontier  Airlines,  Inc.  ("Frontier"  or the "Company")  and the  expectations  of our
Company and  management.  All  statements,  other than  statements of historical  facts, included  in this  report  that  address  activities,  events  or  developments  that we
expect,   believe,   intend  or  anticipate  will  or  may  occur  in  the  future,  are
forward-looking   statements.   When  used  in  this  document,  the  words  "estimate,"
"anticipate,"   "project"   and   similar   expressions   are   intended   to   identify
forward-looking  statements.  Forward-looking statements are inherently subject to risks and  uncertainties,  many of which cannot be predicted  with  accuracy and some of which might not even be  anticipated.  These  risks  and  uncertainties  include,  but are not limited to: the timing of, and expense  associated  with,  expansion and modification of our  operations in accordance  with our business  strategy or in response to competitive pressures or other factors;  general  economic  factors and behavior of the  fare-paying public and its potential impact on our liquidity;  terrorist  attacks or other incidents that could  cause the public to question  the safety  and/or  efficiency  of air travel;
operational  disruptions,  including  weather;  industry  consolidation;  the  impact of labor disputes;  enhanced  security  requirements;  changes in the  government's  policy regarding  relief or assistance to the airline  industry;  the economic  environment  of the  airline  industry  generally;  increased  federal  scrutiny  of  low-fare  carriers generally  that may  increase our  operating  costs or  otherwise  adversely  affect us;
actions of  competing  airlines,  such as  increasing  capacity  and pricing  actions of
United  Airlines and other  competitor and other actions taken by United Airlines either in or out of bankruptcy  protection;  the availability of suitable  aircraft,  which may
inhibit  our  ability  to  achieve  operating   economies  and  implement  our  business
strategy;  the  unavailability  of,  or  inability  to  secure  upon  acceptable  terms, financing  necessary to purchase aircraft which we have ordered;  issues relating to our transition to an Airbus aircraft fleet;  uncertainties  regarding  aviation fuel prices;
and  uncertainties as to when and how fully consumer  confidence in the airline industry will be  restored,  if ever.  Because our  business,  like that of the airline  industry
generally,   is  characterized   by  high  fixed  costs  relative  to  revenues,   small
fluctuations  in  our  yield  per  RPM or  expense  per  ASM  can  significantly  affect operating results

Item 1:  Business

General

       We are a  scheduled  passenger  airline  based in  Denver,  Colorado.  We are the second  largest jet  service  carrier at Denver  International  Airport  ("DIA").  As of
June 23, 2003, we, in conjunction  with Frontier  JetExpress  operated by Mesa Air Group
("Mesa"),  operate routes linking our Denver hub to 38 cities in 22 states  spanning the nation  from coast to coast and to two cities in Mexico.  We are a low cost,  affordable fare airline  operating  in a hub and spoke  fashion  connecting  points coast to coast.
We were  organized  in February  1994 and we began flight  operations  in July 1994 with two leased  Boeing  737-200  jets.  We have since  expanded  our fleet to 28 leased jets and nine owned Airbus  aircraft;  including  three  Boeing  737-200s,  16 larger  Boeing
737-300s,  and 18  Airbus  A319s.  In May  2001,  we began a fleet  replacement  plan to replace  our Boeing  aircraft  with new  purchased  and leased  Airbus jet  aircraft,  a transition  we expect to complete  by  approximately  of the end of calendar  year 2005.
During the years  ended  March 31,  2003 and 2002,  we  increased  capacity by 30.9% and
7.8%,  respectively.  During  the  year  ended  March  31,  2002,  as a  result  of  the
September  11  terrorist  attacks,  we reduced  our  planned  increase  in  capacity  of approximately 20% as a result of decreased air travel demand.

       We currently use up to 16 gates at DIA, where we operate  approximately 168 daily system flight  departures  and arrivals and 30 Frontier  JetExpress  daily system flight departures  and  arrivals.  Prior  to the  September  11,  2001  terrorist  attacks,  we operated  approximately 126 daily system flight  departures and arrivals.  Following the terrorist  attacks,  we reduced our service to  approximately  103 daily  system  flight departures  and  arrivals.  The reduced  service  was  entirely  reinstated  by February
2002. Since that time, we have  re-established  our long-term  business plan of moderate capacity  increases  by  taking  delivery  of new  Airbus  A319  aircraft.  We intend to continue  to monitor  passenger  demand  and other  competitive  factors  and adjust the number of flights we operate  to the extent  possible.  During the year ended  March 31,
2003,  we added  service to  Indianapolis,  Indiana on May 23,  2002;  Boise,  Idaho and
Tampa,  Florida on June 24, 2002; Wichita,  Kansas (operated by Frontier  JetExpress) on
September  18,  2002;  Tucson,  Arizona,  Oakland,   California  (operated  by  Frontier
JetExpress),  San Jose, California,  Fort Myers, Florida and Oklahoma City, Oklahoma and
Cancun and  Mazatlan,  Mexico on  December  20 and 21,  2002,  respectively.  During the year ended  March 31,  2003,  we  terminated  service to Boston,  Massachusetts  and St.
Louis,  Missouri  (operated by Frontier  JetExpress)  on October 22, 2002.  We intend to begin service to Orange County,  California and Milwaukee,  Wisconsin on August 31, 2003
with two and three round-trips, respectively.

       In October  2002 we signed a  purchase  and  long-term  services  agreement  with
LiveTV  to bring  DIRECTV  AIRBORNE(TM)satellite  programming  to every  seatback  in our
Airbus fleet.  In February 2003, we completed the  installation  of the LiveTV system on
all  Airbus  aircraft.   The  installed  systems  became  operational  upon  receipt  of regulatory  approval in  December  2002.  We have  implemented  a $5 per  segment  usage charge for access to the system to offset  the usage  costs for the  system.  We believe the  DIRECTV(TM)product  represents a  significant  value to our  customers  and offers a competitive advantage for our company.

       In September  2001, we entered into a codeshare  agreement  with Mesa.  Under the terms of the  agreement,  we will market and sell  flights  operated by Mesa as Frontier
JetExpress.  This  codeshare  began  February 17, 2002 with service  between  Denver and
San Jose,  California,  and with  supplemental  flights to our current  service  between
Denver and Houston,  Texas.  Effective  May 4, 2003,  Frontier Jet Express  replaced our mainline  service to Tucson,  Arizona,  Oklahoma  City,  Oklahoma  and Boise,  Idaho and
terminated  service to  Oakland,  California.  Frontier  JetExpress  currently  provides service to San Diego,  San Jose,  and Ontario,  California,  and  Wichita,  Kansas using five  50-passenger  Bombardier  CRJ-200  regional jets. In February 2003, we amended our codeshare  agreement with Mesa from a  prorate-based  compensation  method to a "revenue guarantee"  compensation  method  effective  March 1, 2003 through August 31, 2003. This arrangement  will  allow us to have  more  control  over  scheduling,  pricing  and seat inventory.  We are in on-going  negotiations  with Mesa and other  regional jet carriers regarding codeshare arrangements beyond August 31, 2003.

       Effective  July 9,  2001,  we  began  a  codeshare  agreement  with  Great  Lakes
Aviation,  Ltd.  ("Great Lakes") by which Great Lakes  initially  provided daily service to  seven  regional  markets  from  our  Denver  hub.  We have  expanded  the  codeshare agreement,  which presently includes Page and Phoenix,  Arizona; Alamosa, Cortez, Pueblo
and  Telluride,   Colorado;   Dodge  City,  Garden  City,  Hays,  and  Liberal,  Kansas;
Farmington and Santa Fe, New Mexico;  Alliance,  Chadron, Grand Island, Kearney, McCook,
Norfolk,  North  Platte,  and  Scottsbluff,  Nebraska;  Dickinson and  Williston,  North
Dakota;  Amarillo,  Texas;  Pierre,  South Dakota;  Moab and Vernal,  Utah;  and Casper,
Cody,  Gillette,  Cheyenne,  Laramie,  Riverton,  Rock Springs,  Sheridan,  and Worland,
Wyoming.

       Our President and Chief Operating  Officer,  Jeff Potter,  assumed the additional title and  responsibilities  of Chief  Executive  Officer  on April 1,  2002,  replacing
Chairman and former Chief  Executive  Officer Sam Addoms who retired as Chief  Executive
Officer but remains as Chairman of our Board of Directors.

       Our filings with the Securities and Exchange  Commission are available at no cost on our website,  www.frontierairlines.com,  in the Investor  Relations  folder contained in the section  titled  "About  Frontier".  These  reports  include our annual report on
Form 10-K, our quarterly  reports on Form 10-Q,  current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5, and any  related  amendments  or other  documents,  and are made  available as soon as reasonably  practicable  after we file the materials with the
SEC.

       Our  corporate  headquarters  are  located at 7001 Tower Road,  Denver,  Colorado
80249.   Our   administrative   office   telephone   number  is  720-374-4200   and  our
reservations telephone number is 800-432-1359.

Business Strategy and Markets

     Our business  strategy is to provide air service at affordable fares to high volume markets from our Denver hub.  Our strategy is based on the following factors:

     o   Stimulate  demand by offering a combination of low fares,  quality  service and frequent flyer credits in our frequent flyer program, EarlyReturns.
     o   Expand our Denver  hub  operation  and  increase  connecting  traffic by adding additional  high volume markets to our current route system and by code sharing agreements  with two commuter  carriers and possible new  alliances  with other carriers.
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
Connection  opportunities  for our passengers  connecting  through DIA increased from an average  of 8.9  flights  as of March 31,  2002 to 11.5  flights  as of March 31,  2003, which includes connecting passengers from our commuter affiliate, Frontier JetExpress.

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

         To balance the seasonal  demand  changes that occur in the leisure  market,  we have  introduced  programs  over the past  several  years that are designed to capture a larger share of the corporate  market,  which tends to be less seasonal than the leisure
market.   These  programs  include  negotiated  fares  for  large  companies  that  sign contracts  committing to a specified  volume of travel,  future travel credits for small and medium size  businesses  contracting  with us, and special  discounts for members of various  trade  and  nonprofit  associations.  As  of  June  23,  2003,  we  had  signed contracts  with over 11,600  companies.  We estimate that business  customers  represent approximately 60% of our passengers.

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
In  March  2002,  several  of  the  major  airlines   eliminated  travel  agency  "base"
commissions  but  continued to pay  individually  negotiated  incentive  commissions  to
select  agents.   Effective  June  1,  2002,  we  also  eliminated  travel  agency  base
commissions.   We  have  implemented  marketing  strategies  designed  to  maintain  and
encourage   relationships   with  travel  agencies   throughout  our  route  system.  We
communicate with travel agents through  personal visits by Company  executives and sales managers,  sales  literature  mailings,  trade shows,  telemarketing  and advertising in various travel agent trade publications.

         We participate in the four major  computer  reservation  systems used by travel agents  to  make  airline  reservations:  Amadeus,  Galileo,  Worldspan  and  Sabre.  We
maintain  reservation centers in Denver,  Colorado and Las Cruces, New Mexico,  operated by our employees.

         In April 1999,  we began  offering  "Spirit of the Web" fares via our Web site, which  permits  customers to make "close in" bookings  beginning on  Wednesdays  for the following  weekend.  This is intended to fill seats that might otherwise  remain unused.
As a percentage of total flown revenue,  the percentage of flown revenue  generated from our own Web site  (www.frontierairlines.com)  increased  from 23%  during  March 2002 to
31% during March 2003.

Customer Loyalty Programs

        Effective  February 1, 2001, we commenced  EarlyReturns,  our own frequent flyer program.  As of March 31, 2003, there are approximately  533,000  EarlyReturns  members.
We believe that our frequent  flyer program  offers some of the most  generous  benefits in the  industry,  including  a free round trip after  accumulating  only  15,000  miles
(25,000  miles to our  destinations  in Mexico).  There are no blackout  dates for award travel.  Additionally,  members  who earn 25,000 or more  annual  credited  EarlyReturns flight miles attain  Summit Level  status,  which  includes a 25% mileage  bonus on each paid Frontier flight,  priority check-in and boarding,  complimentary on-board alcoholic
beverages,   extra  allowance  on  checked  baggage  and  priority   baggage   handling,
guaranteed  reservations on any Frontier  flight when  purchasing an unrestricted  coach class  ticket  at least 72 hours  prior to  departure,  standby  at no  charge on return flights  the day  before,  the day of,  and the day after,  and  access to an  exclusive
Summit customer  service  toll-free  phone number.  Members earn one mile for every mile flown on Frontier  plus  additional  mileage  with  program  partners,  which  presently include Midwest Airlines,  Virgin Atlantic Airways,  Alamo, Hertz,  National and Payless
Car Rentals,  Kimpton  Boutique  Hotels,  Inverness  Hotel & Golf Resort,  Peaks at Vail
Resorts,  The Flower Club and Citicorp Diners Club, Inc.  Effective  September 2002, our
reciprocal  frequent flyer agreement with  Continental  Airlines ended. To apply for the
EarlyReturns  program,  customers  may visit  our Web site at  www.frontierairlines.com, obtain  an  EarlyReturns  enrollment  form at any of our  airport  counters  or call our
EarlyReturns  Service Center toll-free  hotline at 866-26-EARLY,  or our reservations at
800-4321-FLY.

       In   March   2003   we   entered   into   an   agreement    with   Juniper   Bank
(www.juniperbank.com),  a full-service credit card issuer, to exclusively offer Frontier
MasterCard products to consumers,  customers and Frontier's  EarlyReturns frequent flyer members.  We believe that the  Frontier/Juniper  Bank  co-branded  MasterCard will offer one of the most  aggressive  affinity  card  programs  because free travel can be earned for as little as 15,000 miles.

Product Pricing

         On February 6, 2003, we unveiled a new,  simplified  pricing  structure for all domestic local and connecting  fares.  As part of the new structure,  our  highest-level business  fares were  reduced by 25 to 45  percent,  and our  lowest  available  walk-up fares were reduced by 38 to 77 percent.  The new fare  structure,  which is comprised of six  fare  categories,  caps  all  fares to and  from  Denver  at $399 or $499  one-way, excluding  passenger  facility,  security or segment fees,  depending on length of haul.
Unlike other  airlines,  these fares can be booked each way,  allowing  customers to get the best price on both the  inbound  and  outbound  portion of their  itinerary  with no round-trip  purchase  required.  Our new fare  structure  removes the  advance  purchase requirements  of past  pricing  structures,  and there are no Saturday  night  stayovers required.

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
During the month of March 2003,  United and its commuter  affiliates  had a total market share  at DIA of  approximately  63.5%.  This  gives  United a  significant  competitive advantage  compared to us and other  carriers  serving DIA. We believe our market share, including  our  codeshare  affiliates,  at DIA for the month of March 2003  approximated
13.1%.  We compete with United  primarily on the basis of fares,  fare  flexibility  and the quality of our customer service.

       At the present time, three domestic airports,  including New York's LaGuardia and
John F. Kennedy International  Airports and Washington,  D.C.'s Ronald Reagan Washington
National  Airport,  are  regulated  by  means of  "slot"  allocations,  which  represent government  authorization  to  take  off  or  land  at a  particular  airport  within  a specified time period.  Federal Aviation  Administration ("FAA") regulations require the use of each  slot at least  80% of the  time  and  provide  for  forfeiture  of slots in certain  circumstances.  We were originally awarded six high-density  exemption slots at
LaGuardia,  and at the  present  time,  we utilize  four of those  slots to operate  two
daily   round-trip   flights   between  Denver  and  LaGuardia.   In  addition  to  slot
restrictions,  Washington  National is limited by a perimeter rule, which limits flights to and from  Washington  National to 1,250  miles.  In April  2000,  the Wendell H. Ford
Aviation  Investment  and Reform Act for the 21st Century,  or AIR 21, was enacted.  AIR
21  authorizes  the  Department  of  Transportation  ("DOT")  to  grant  up to  12  slot exemptions  beyond  the  1,250-mile  Washington  National  perimeter,  provided  certain specifications  are met. We are  presently  authorized  to operate one daily  round-trip flight  between Denver and  Washington  National.  During the year ended March 31, 2003, we  requested  authority to operate a second  round-trip  flight in this market but were denied.  Currently,  draft  legislation  exists  in both the U.S.  Senate  and  House of
Representatives  that may provide for additional  beyond  perimeter  flights at National
Airport.  If  additional  beyond  perimeter  slots at  Washington  National  Airport are authorized,  we expect to file an application  requesting use of at least two additional
beyond  perimeter   slots.   Until  there  are  additional   beyond  perimeter   flights
authorized,  or another carrier  currently  authorized to operate beyond perimeter slots rejects  those  slots,  we will  not be able to add  frequency  at  Washington  National
Airport.

       Other airports around the country,  such as John Wayne  International  Airport in
Santa Ana,  California  (SNA) are also slot controlled at the local level as mandated by a federal  court order.  We have filed an  application  for, and received  approval for, six arrival and  departure  slots at SNA. We plan to begin  operating  service  with two daily  flights at SNA on August 31,  2003.  Because  there is  limited  availability  of overnight  facilities at SNA, we  anticipate  adding a third daily flight at SNA when an overnight  parking  position  becomes  available,  which we anticipate will occur during our fiscal fourth quarter 2004.

Maintenance and Repairs

       All of our aircraft  maintenance and repairs are  accomplished in accordance with our  maintenance  program  approved by the FAA. We maintain spare or  replacement  parts primarily  in Denver,  Colorado.  Spare parts  vendors  supply us with  certain of these parts, and we purchase or lease others from other airline or vendor sources.

       Since mid-1996, we have trained,  staffed and supervised our own maintenance work force at Denver,  Colorado.  We sublease a portion of  Continental  Airlines'  hangar at
DIA where we currently  perform our own maintenance  through the "D" check level.  Other major  maintenance,  such as major engine repairs,  is performed by outside FAA approved contractors.  We also  maintain  line  maintenance  facilities  at El  Paso,  Texas  and
Phoenix,  Arizona.  We have announced our plans to close the El Paso, Texas  maintenance facility  effective  August 30, 2003 and transfer the  functions  to the  Facilities  in
Denver and Phoenix.

       Under  our  aircraft  lease  agreements,  we pay  all  expenses  relating  to the maintenance  and  operation of our  aircraft,  and we are  required to pay  supplemental monthly  rent  payments to the lessors  based on usage.  Supplemental  rents are applied against  the cost of  scheduled  major  maintenance.  To the  extent  not used for major maintenance during the lease terms,  excess  supplemental rents remain with the aircraft lessors after termination of the lease.

       Our monthly  completion  factors for the years ending March 31, 2003,  2002,  and
2001  ranged  from  98.2%  to  99.7%,  from  97.3 to  99.8%,  and  from  98.6 to  99.8%, respectively.  The  completion  factor is the  percentage of our scheduled  flights that were  operated by us (i.e.,  not  canceled).  Canceled  flights  were  principally  as a result of mechanical  problems,  and, to a lesser extent,  weather.  We believe that our new Airbus aircraft are improving our aircraft reliability.

      In December 2002, we entered into an engine  maintenance  agreement with GE Engine
Services,  Inc. (GE) for the servicing,  repair,  maintenance and functional  testing of our  aircraft  engines  used on our Airbus  aircraft  effective  January  1,  2003.  The agreement  is for a 12-year  period from the  effective  date for our owned  aircraft or
December  31,  2014,  whichever  comes  first,  and for each leased  aircraft,  the term coincides  with the initial  lease term of 12 years.  This  agreement  precludes us from using another third party for such services  during the term.  This  agreement  requires monthly  payments  at a  specified  rate times the number of flight  hours  flown on the aircraft during that month.

       In calendar  years ended  December 31, 1999 through  2002,  our  maintenance  and engineering  department  received the Federal Aviation  Administration's  highest award,
the  Diamond   Certificate  of  Excellence,   in  recognition  of  100  percent  of  our
maintenance  and  engineering   employees   completing  advanced  aircraft   maintenance
training  programs.   The  Diamond  Award  recognizes  advanced  training  for  aircraft maintenance  professionals  throughout the airline  industry.  We are the first Part 121 domestic air carrier to achieve 100 percent  participation  in this training  program by our maintenance employees.

Fuel

       During the years ending March 31, 2003,  2002,  and 2001,  jet fuel accounted for
17.2%,   14.3%,  and  18.1%,   respectively,   of  our  operating   expenses.   We  have
arrangements   with  major  fuel  suppliers  for   substantial   portions  of  our  fuel
requirements,  and we believe that these arrangements  assure an adequate supply of fuel for  current  and  anticipated  future  operations.  Jet fuel costs are  subject to wide
fluctuations  as  a  result  of  sudden   disruptions  in  supply  beyond  our  control.
Therefore,  we cannot  predict  the  future  availability  and cost of jet fuel with any degree of certainty.  Fuel prices  increased  significantly  in fiscal 2003. Our average fuel price per gallon including taxes and into-plane fees was 96(cent)for the year ended
March 31,  2003,  with the  monthly  average  price per gallon  during  the same  period ranging from a low of 82(cent)to a high of  $1.26. Our average  fuel  price  per  gallon including taxes and into-plane fees was 87(cent)for the year ended March 31,  2002, with the monthly average price per gallon during the same period ranging from a low of 72(cent)
to a high of $1.01.  As of June 23, 2003, the price per gallon was 95(cent)excluding the impact of fuel hedges.  We  implemented a fuel hedging  program in 2003,  under which we enter  into Gulf  Coast jet fuel  option  contracts  to  partially  protect  us  against significant  increases  in fuel  prices.  Our fuel  hedging  program  is limited in fuel volume and  duration.  As of June 23,  2003,  we had hedged  approximately  15.7% of our projected  fiscal  2004 fuel  requirements  with 26.2% in the  quarter  ending  June 30,
2003,  18.5% in the quarter  ending  September  30,  2003,  18.3% in the quarter  ending
December 31, 2003, and none in the quarter ending March 31, 2004.

       Increases  in fuel prices or a shortage of supply  could have a material  adverse effect on our  operations and financial  results.  Our ability to pass on increased fuel costs  to  passengers  through  price  increases  or  fuel  surcharges  may be  limited, particularly given our affordable fare strategy.

Insurance

       We carry  insurance  limits  of $800  million  per  aircraft  per  occurrence  in property damage and passenger and  third-party  liability  insurance,  and insurance for aircraft  loss or damage  with  deductible  amounts as required  by our  aircraft  lease agreements,  and  customary  coverage  for other  business  insurance.  While we believe such  insurance  is  adequate,  there  can  be no  assurance  that  such  coverage  will adequately  protect us against  all losses  that we might  sustain.  Our next  scheduled aircraft hull and liability coverage renewal date is June 7, 2004.

       In December 2002,  through  authority  granted under the Homeland Security Act of
2002, the U.S.  government  expanded its insurance  program to enable  airlines to elect either the  government's  excess  third-party war risk coverage or for the government to become the  primary  insurer  for all war risks  coverage.  We  elected to take  primary government  coverage in February  2003 and dropped the  commercially  available war risk coverage.  While the  Appropriations  Act of 2002  authorized  the  government  to offer both policies  through August 31, 2004, the current  policies are in effect until August
12, 2003. We cannot assure you that any extension  will occur,  or if it does,  how long the  extension  will last.  We expect that if the  government  stops  providing war risk coverage to the airline  industry,  the premiums  charged by aviation  insurers for this coverage  will be  substantially  higher  than the  premiums  currently  charged  by the government.

Employees

       As of June 23, 2003, we had 3,380  employees,  including  2,651 full-time and 729 part-time  personnel.  Our employees  included 422 pilots,  561 flight  attendants,  728 customer  service  agents,  534  ramp  service  agents,  272  reservations  agents,  340
mechanics  and  related  personnel,   and  523  general  management  and  administrative
personnel.  We consider our relations with our employees to be good.

       We have established a compensation  philosophy that we will pay competitive wages compared to other  airlines of similar  size and other  employers  with which we compete for our  labor  supply.  Employees  have the  opportunity  to earn  above  market  rates through the payment of performance bonuses.

       Three of our  employee  groups  have voted for union  representation:  our pilots voted in November 1998 to be represented by an independent  union,  the Frontier Airline
Pilots  Association,  our  dispatchers  voted in September 1999 to be represented by the
Transport  Workers Union,  and our mechanics voted in July 2001 to be represented by the
International   Brotherhood  of  Teamsters.  The  first  bargaining  agreement  for  the pilots,  which has a five-year  term,  was  ratified  and became  effective in May 2000.
The first  bargaining  agreement for the  dispatchers,  which has a three-year term, was ratified and became  effective in September  2000.  The first  bargaining  agreement for the mechanics,  which has a three-year  term, was ratified and became  effective in July
2002.  Since 1997,  we have had other union  organizing  attempts  that were defeated by our flight attendants, ramp service agents, and stock clerks.

       Effective May 2000, we enhanced our 401(k) Retirement  Savings Plan by announcing an  increased  matching  contribution  by the  Company.  Participants  may receive a 50%
Company match for  contributions up to 10% of salary.  This match is  discretionary  and is approved on an annual basis by our Board of  Directors.  The Board of  Directors  has
approved the  continuation  of the match through the plan year ended  December 31, 2003.
We believe  that the match and related  vesting  schedule of 20% per year may reduce our employee turnover rates.

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

Government Regulation

       General.  All  interstate  air carriers are subject to regulation by the DOT, the
FAA and  other  state  and  federal  government  agencies.  In  general,  the  amount of regulation  over  domestic air  carriers in terms of market entry and exit,  pricing and
inter-carrier   agreements  has  been  greatly   reduced  since  the  enactment  of  the
Deregulation Act.

       U.S.  Department of Transportation.  The DOT's jurisdiction  extends primarily to the  economic  aspects  of  air  transportation,  such  as  certification  and  fitness, insurance,  advertising,  computer reservation systems, deceptive and unfair competitive
practices,  and  consumer  protection  matters  such  as  on-time  performance,   denied
boarding  and baggage  liability.  The DOT also is  authorized  to require  reports from air  carriers  and to  investigate  and  institute  proceedings  to enforce its economic
regulations  and  may,  in  certain  circumstances,   assess  civil  penalties,   revoke
operating  authority  and seek  criminal  sanctions.  We hold a  Certificate  of  Public
Convenience  and  Necessity  issued  by  the  DOT  that  allows  us  to  engage  in  air transportation.

       Transportation  Security  Administration.  On November 19,  2001,  in response to the  terrorist  acts of September  11, 2001,  the  President of the United States signed into law the Aviation and  Transportation  Security Act  ("ATSA").  The ATSA created the
Transportation  Security  Administration  ("TSA"), an agency within the DOT, to oversee,
among  other  things,   aviation  and  airport  security.  The  ATSA  provided  for  the federalization  of airport  passenger,  baggage,  cargo,  mail and  employee  and vendor screening  processes.  The ATSA also enhanced  background  checks,  provided federal air marshals  aboard  flights,  improved  flight deck  security,  and enhanced  security for airport  perimeter  access.  The ATSA also required that all checked baggage be screened by explosive detection systems by December 31, 2002.

       U.S. Federal Aviation  Administration.  The FAA's  regulatory  authority  relates primarily to flight  operations and air safety,  including  aircraft  certification  and
operations,   crew  licensing  and  training,   maintenance   standards,   and  aircraft
standards.  The  FAA  also  oversees  aircraft  noise  regulation,   ground  facilities,
dispatch,  communications,  weather  observation,  and  flight  and duty  time.  It also
controls  access  to  certain  airports  through  slot   allocations,   which  represent
government  authorization  for  airlines  to take  off and land at  controlled  airports during  specified  time  periods.  The FAA has the authority to suspend  temporarily  or revoke  permanently  the  authority of an airline or its licensed  personnel for failure to comply with FAA  regulations  and to assess  civil and  criminal  penalties  for such failures.  We hold an  operating  certificate  issued by the FAA pursuant to Part 121 of the Federal  Aviation  Regulations.  We must have and we maintain  FAA  certificates  of airworthiness  for all of our  aircraft.  Our flight  personnel,  flight  and  emergency procedures,  aircraft and maintenance  facilities and station  operations are subject to periodic inspections and tests by the FAA.

       As a result of the events of September 11, 2001,  the FAA developed  requirements to increase the security of aircraft  flight decks.  A variety of security  enhancements were  introduced,  ultimately  requiring  all  airlines to install the highest  level of secure  flight  deck  doors.  As of April 9, 2003 all of our Boeing and Airbus  aircraft have FAA-approved flight deck doors installed and operational.

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

       Railway Labor  Act/National  Mediation  Board.  Three of our employee groups have voted for  union  representation:  our are  represented  by an  independent  union,  the
Frontier  Airline Pilots  Association,  our dispatchers are represented by the Transport
Workers Union,  and our mechanics are  represented by the  International  Brotherhood of
Teamsters.  Our labor  relations  with  respect to the these  unions are  covered  under
Title II of the Railway  Labor Act and are subject to the  jurisdiction  of the National
Mediation Board.

       Foreign  Operations.  The availability of international  routes to U.S.  carriers is regulated by treaties and related  agreements  between the United  States and foreign governments.  The United States  typically  follows the practice of encouraging  foreign
governments  to  enter  into  "open  skies"   agreements  that  allow multiple  carrier
designation  on  foreign  routes.  In some  cases, countries  have  sought to limit the number of carriers  allowed to fly these  routes.  Certain  foreign  governments  impose limitations  on the ability of air  carriers to serve a particular  city and/or  airport
within  their   country  from  the  U.S.  For  a  U.S.   carrier  to  fly  to  any  such
international  destination,  it must first  obtain  approval  from both the U.S. and the
"foreign country authority".  For those  international  routes where there is a limit to the number of carriers or  frequency  of flights,  studies  have shown these routes have more  value  than  those  without  restrictions.  In the  past,  U.S.  government  route authorities have been sold between carriers.

       Foreign Ownership.  Pursuant to law and DOT regulation, each United States air carrier must qualify as a United States citizen, which requires that its President and at least two-thirds of its Board of Directors and other managing officers be comprised of United
States citizens, that not more than 25% of its voting stock may be owned by foreign nationals, and that the carrier not be otherwise subject to foreign control.

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

We may be subject to  terrorist  attacks  or other  acts of war and  increased  costs or reductions  in demand  for air  travel due to  hostilities  in the Middle  East or other parts of the world.

       On September 11, 2001, four  commercial  aircraft were hijacked by terrorists and crashed  into The  World  Trade  Center  in New York  City,  the  Pentagon  in  Northern
Virginia  and  a  field  in  Pennsylvania.  These  terrorists  attacks  resulted  in  an overwhelming  loss  of  life  and  extensive  property  damage.  Immediately  after  the attacks,  the FAA closed U.S. airspace,  prohibiting all flights to, from and within the
United  States  of  America.  Airports  reopened  on  September  13,  2001,  except  for
Washington D.C.'s Ronald Reagan Washington  National Airport,  which partially  reopened on October 4, 2001.

       The  September 11 terrorist  attacks,  and more  recently the war in Iraq created fear among  consumers  and  resulted in  significant  negative  economic  impacts on the
airline  industry.   Primary  effects  were  substantial  loss  of  revenue  and  flight disruption costs,  increased security and insurance costs,  increased concerns about the potential for future terrorist attacks,  airport shutdowns and flight  cancellations and delays due to additional  screening of  passengers  and baggage,  security  breaches and perceived safety threats,  and  significantly  reduced  passenger traffic and yields due to the subsequent drop in demand for air travel.

       Given the magnitude  and  unprecedented  nature of the September 11 attacks,  the uncertainty  and fear of consumers  resulting from the war in Iraq, or the potential for other  hostilities in other parts of the world,  it is uncertain  what long-term  impact these  events  will or  could  have on the  airline  industry  in  general  and on us in particular.  These factors could affect our  operating  results and financial  condition by  creating  weakness  in demand for air travel,  increased  costs due to new  security measures  and the  potential  for new or  additional  government  mandates  for security related measures,  increased insurance  premiums,  increased fuel costs, and uncertainty about the continued availability of war risk coverage or other insurances.

       In addition,  although the entire industry is  substantially  enhancing  security equipment  and  procedures,  it is  impossible to guarantee  that  additional  terrorist attacks or other acts of war will not occur.  Given the  weakened  state of the  airline industry,  if additional  terrorist  attacks or acts of war occur,  particularly  in the near  future,  it can be expected  that the impact of those  attacks on the industry may be  similar  in  nature to but  substantially  greater  than  those  resulting  from the
September 11 terrorist attacks.

Our insurance  costs have  increased  substantially  as a result of the  September  11th terrorist attacks, and further increases in insurance costs would harm our business.

       Following  the September 11 terrorist  attacks,  aviation  insurers  dramatically increased  airline insurance  premiums and  significantly  reduced the maximum amount of
insurance   coverage   available  to  airlines  for  liability  to  persons  other  than passengers  for claims  resulting  from acts of terrorism,  war or similar events to $50 million  per event and in the  aggregate.  In light of this  development,  under the Air
Transportation  Safety and Stabilization Act  ("Stabilization  Act"), the government has provided  domestic  airlines  with excess war risk  coverage  above $50 million up to an estimated $1.6 billion per event for us.

       In December 2002, via authority  granted under the Homeland Security Act of 2002, the U.S.  government  expanded its insurance  program to enable airlines to elect either the  government's  excess  third-party  coverage  or for the  government  to become  the primary  insurer  for all war risk  coverage.  We  elected  to take  primary  government coverage  in  February  2003  and  discontinued  the  commercially  available  war  risk coverage.  While  the  Appropriations  Act  authorized  the  government  to  offer  both policies  through August 31, 2004,  the current  policies are in effect until August 12,
2003. We cannot assure you that any extension  will occur,  or if it does,  how long the extension  will  last.  We  expect  that if the  government  stops  providing  war  risk coverage to the airline  industry,  the premiums  charged by aviation  insurers for this coverage  will be  substantially  higher  than the  premiums  currently  charged  by the government.  Significant  increases  in  insurance  premiums  would  harm our  financial condition and results of operations.

We may not be able to obtain or secure new aircraft financing.

         We  have  agreed  to  purchase  six   additional   new  Airbus  A319  and  A318
aircraft.  We have secured firm  financing  commitments  for 4 of the six  aircraft.  To complete the purchase of the  remaining  aircraft,  we must secure  aircraft  financing, which we may not be able to obtain on terms  acceptable  to us,  if at all.  The  amount of financing  required  will depend on the required  down payment on mortgaged  financed aircraft  and the  extent  of  leasing  compared  to  purchasing  the  aircraft.  We are exploring various financing  alternatives,  including,  but not limited to, domestic and foreign bank financing,  leveraged lease arrangements or  sales/leaseback  transactions.
There can be no guaranty that  additional  financing  will be available when required or on  acceptable  terms.  The  inability  to secure  the  financing  could have a material adverse  effect on our cash  balances  or result in delays in or our  inability  to take delivery of Airbus aircraft that we have agreed to purchase,  further  impairing the our strategies for long-term growth.

The airline  industry is seasonal and  cyclical,  resulting in  unpredictable  liquidity and earnings.

         Because  the airline  industry is seasonal  and  cyclical,  our  liquidity  and earnings  will  fluctuate  and be  unpredictable.  Our  operations  primarily  depend on passenger  travel  demand and  seasonal  variations.  Our  weakest  travel  periods  are generally  during the  quarters  ending in June and  December.  The airline  industry is also a  highly  cyclical  business  with  substantial  volatility.  Airlines  frequently experience  short-term  cash  requirements.  These  requirements  are caused by seasonal fluctuations in traffic,  which often reduce cash during off-peak  periods,  and various
other  factors,   including  price   competition  from  other  airlines,   national  and
international   events,   fuel  prices,  and  general  economic   conditions   including
inflation.  Our  operating and  financial  results are likely to be negatively  impacted by the continued  stagnation in national or regional  economic  conditions in the United
States,  and  particularly  in  Colorado.  Airlines  require  substantial  liquidity  to continue  operating under most  conditions.  The airline industry also has low operating profit  margins and revenues  that vary to a  substantially  greater  degree than do the related costs.  Therefore,  a significant  shortfall from expected  revenue levels could have a material adverse effect on us.

         We,  like many in the  industry,  are  seeing a  negative  impact to  passenger traffic  caused  by the war with  Iraq,  the  slowing  economy,  as well as  threats  of further  terrorist  activities.  The impact has been more  prevalent  with our  business traffic,  which is higher  yield  traffic  that books  closer to the date of  departure, than with our leisure  customers.  Even though the slowing  economy has  impacted us, we believe  that the larger,  more  established  carriers  are being  impacted to a greater extent as the  discretionary  business  travelers who  typically fly these  carriers are looking  for  affordable  alternatives  similar to the  service we  provide.  The larger carriers have reduced their "close-in" fare structure to more  aggressively  compete for this traffic.  Aggressive  pricing  tactics by our major  competitors  has had and could also have an impact in the future on the leisure component.

We are in a high fixed cost  business,  and any  unexpected  decrease in revenues  would harm us.

         The airline  industry  is  characterized  by low profit  margins and high fixed costs  primarily for personnel,  fuel,  aircraft  ownership  costs and other rents.  The expenses of an aircraft flight do not vary  significantly  with the number of passengers carried and, as a result,  a relatively  small change in the number of  passengers or in pricing would have a  disproportionate  effect on the airline's  operating and financial results.  Accordingly,  a shortfall  from  expected  revenue  levels can have a material adverse effect on our profitability and liquidity.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could increase the risk of failing to meet payment obligations.

         As of March 31, 2003,  maturities of our  long-term  debt were  $20,473,000  in
2004,  $16,864,000  in 2005,  $22,139,000 in 2006,  $22,725,000 in 2007,  $45,776,000 in
2008  and an  aggregate  of  $154,235,000  for the  years  thereafter.  In  addition  to long-term  debt,  we  have  a  significant  amount  of  other  fixed  obligations  under operating  leases  related  to our  aircraft,  airport  terminal  space,  other  airport facilities  and office  space.  As of March 31,  2003,  future  minimum  lease  payments
under   noncancelable   operating  leases  were   approximately   $83,326,000  in  2004,
$76,791,000 in 2005,  $61,478,000 in 2006,  $56,340,000 in 2007, $55,420,000 in 2008 and
an aggregate of  $328,518,000  for the years  thereafter.  As of March 31, 2003,  we had commitments of approximately  $142,375,000 to purchase six additional  aircraft over the next 13 months,  including  estimated amounts for contractual price  escalations,  spare parts to support  these  aircraft and to equip the aircraft  with LiveTV.  We will incur additional debt or long-term  lease  obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets.

If we fail to comply with financial  covenants,  some of our financing agreements may be terminated.

         Under our commercial loan facility "Government Guaranteed Loan",  guaranteed in part by the federal  government,  we are required to comply with specified financial and other  covenants.  We  cannot  assure  you  that we will be able to  comply  with  these covenants  or  provisions  or that  these  requirements  will not limit our  ability  to finance  our future  operations  or capital  needs.  Our  inability  to comply  with the required  financial  covenants  or  provisions  could  result  in a default  under  this financing  agreement.  In the event of any such  default and our  inability  to obtain a waiver of the default,  all amounts  outstanding  under the agreements could be declared to be  immediately  due and payable.  In addition,  other  financial  arrangements  that contain  cross-default  provisions  could also be  declared  in default  and all amounts outstanding  could  be  declared  immediately  due  and  payable.  If we  did  not  have sufficient  available  cash to pay all  amounts  that become due and  payable,  we would have  to seek  additional  debt or  equity  financing,  which  may not be  available  on acceptable  terms,  or at all. If such financing  were not  available,  we would have to sell assets in order to obtain the funds required to make accelerated payments.

Increases in fuel costs affect our operating costs and competitiveness.

         We cannot predict our future cost and  availability of fuel,  which affects our ability to  compete.  Fuel is a major  component  of our  operating  expenses.  Both the cost and  availability  of fuel are  influenced by many  economic and political  factors and events  occurring in oil producing  countries  throughout the world,  and fuel costs fluctuate  widely.  Fuel  accounted  for 17.2% of our total  operating  expenses for the year ended March 31, 2003.  The  unavailability  of adequate fuel supplies  could have a material  adverse  effect on our  operations  and  profitability.  In  addition,  larger airlines may have a  competitive  advantage  because they pay lower prices for fuel.  We generally  follow  industry  trends by raising  fares in  response to  significant  fuel price  increases.  However,  our ability to pass on  increased  fuel costs  through fare
increases  may  be  limited  by  economic  and  competitive  conditions.   In  addition,
although we implemented a fuel hedging  program in 2003,  under which we enter into Gulf
Coast jet fuel option contracts to partially  protect against  significant  increases in fuel  prices,  our fuel  hedging  program is limited in fuel  volume and  duration.  Our fuel hedging  program is not  sufficient to protect us against the majority of increases in the price of fuel.

We are subject to strict federal  regulations,  and compliance with federal  regulations increases our costs and decreases our revenues.

         Airlines  are  subject to  extensive  regulatory  and legal  requirements  that involve  significant  compliance  costs. In the last several years,  Congress has passed laws and the DOT and FAA have issued  regulations  relating to the operation of airlines that have required  significant  expenditures.  For example,  the President  signed into law the ATSA in  November  2001.  This law  federalizes  substantially  all  aspects  of civil  aviation  security  and  requires,  among other  things,  the  implementation  of certain  security  measures by airlines and airports,  including a requirement  that all passenger  baggage be screened.  Funding for airline and airport  security under the law is primarily  provided by a new $2.50 per enplanement  ticket tax effective  February 1,
2002,  with authority  granted to the TSA to impose  additional  fees on air carriers if
necessary.    Under   the   Emergency   Wartime    Supplemental    Appropriations    Act
(Appropriations  Act)  enacted  on  April  16,  2003,  the  $2.50  enplanement  tax  was temporarily  suspended  on ticket sales from June 1, 2003  through  August 31, 2003.  In
addition,   the  acquisition,   installation  and  operation  of  the  required  baggage
screening  systems  by  airports  will  result in  capital  expenses  and costs by those airports  that  will  likely  be passed on to the  airlines  through  increased  use and landing  fees.  It is  impossible to determine at this time exactly what the cost impact will be of the increased  security  measures  imposed by the ATSA. On February 17, 2002, the ATSA  imposed a base  security  infrastructure  fee on  commercial  operators  in an amount equal to the calendar year 2000 airport  security  expenses.  The  infrastructure fee for us is $1,625,000 annually.

         In addition,  although we have  obtained the necessary  authority  from the DOT and the FAA to conduct  flight  operations  and are currently  obtaining  such authority from the FAA with respect to Airbus  aircraft  that we are adding to our fleet,  we must maintain this authority by our continued  compliance  with applicable  statutes,  rules, and  regulations  pertaining  to the  airline  industry,  including  any new  rules  and regulations  that may be  adopted  in the  future.  We  believe  that  the FAA  strictly scrutinizes  smaller  airlines  like ours,  which  makes us  susceptible  to  regulatory demands that can  negatively  impact our  operations.  We may not be able to continue to comply  with all  present  and future  rules and  regulations.  In  addition,  we cannot predict the costs of compliance  with these  regulations and the effect of compliance on our  profitability,  although  these costs may be material.  We also expect  substantial
FAA  scrutiny  as we  transition  from our  Boeing  fleet  to an all  Airbus  fleet.  An accident or major  incident  involving one of our aircraft  would likely have a material adverse effect on our business and results of operations.

We experience high costs at DIA, which may impact our results of operations.

         We  operate  our hub of flight  operations  from DIA where we  experience  high costs.  Financed  through  revenue  bonds,  DIA depends on landing  fees,  gate rentals, income  from  airlines,  the  traveling  public,  and other fees to  generate  income to service  its debt and to support  its  operations.  Our cost of  operations  at DIA will vary  as  traffic  increases  or  diminishes  at  that  airport.  We  believe  that  our operating  costs at DIA  substantially  exceed those that other  airlines  incur at most hub  airports  in other  cities,  which  decreases  our  ability to  compete  with other airlines  with  lower  costs  at their  hub  airports.  In  addition,  United  Airlines, currently  operating  under  the  protection  of  Chapter  11 of  the  Bankruptcy  Code,
represents  a  significant   tenant  at  DIA.  If  United   Airlines  fails  to  meet  a
significant  portion of its payment  obligations  relating to its  operations at DIA, or significantly  reduces its operations,  the resulting  decrease in revenues available to
DIA  may  result  in a  proportionate  increase  in the  operating  costs  of all  other airlines continuing to operate at DIA.

We face intense  competition  and market  dominance by United  Airlines and  uncertainty with  respect to their  ability to emerge  from  Chapter 11  successfully;  we also face competition from other airlines at DIA.

         The airline  industry is highly  competitive,  primarily  due to the effects of the Deregulation Act, which substantially  eliminated  government  authority to regulate domestic  routes and fares and  increased  the  ability  of  airlines  to  compete  with respect to flight  frequencies  and fares.  We compete  with United  Airlines in our hub in Denver,  and we anticipate that we will compete  principally  with United Airlines in our  future  market  entries.  United  Airlines  and  its  commuter  affiliates  are the dominant  carriers  out of DIA,  accounting  for  approximately  63.5% of all  passenger boardings  for the  month  of March  2003.  Fare  wars,  "capacity  dumping"  in which a competitor  places  additional  aircraft on selected routes,  and other activities could adversely  affect us. The future  activities of United  Airlines and other  carriers may have a material  adverse effect on our revenues and results of  operations.  Most of our current and  potential  competitors  have  significantly  greater  financial  resources, larger route networks,  and superior market  identity.  In addition,  United Airlines is currently  operating  under the protection of Chapter 11 of the  Bankruptcy  Code. As it seeks to develop a plan or  reorganization,  United  Airlines has  expressed an interest in  creating  a low-cost  operation  in order to compete  more  effectively  with us and other low-cost  carriers.  The uncertainty  regarding  United  Airlines'  business plan, its ability to  restructure  under  Chapter 11, and its  potential  for placing to place downward  pressure  on air fares  charged in the Denver  market are risks on our ability to maintain yields required for profitable  operations.

Our operating results may suffer from other low-fare carriers entering DIA and other markets we serve.

         The airline industry, in general, and the low-fare sector in particular, is highly competitive and is served by numerous companies.  More recently, Delta Airlines recently formed a subsidiary named “Song Airlines” to compete in the low-fare sector.  In addition, a number of other airlines have commenced service at DIA.  These airlines have offered low introductory fares and compete on several of our routes.  We may also face greater competition in the future.  Competition from these airlines could adversely affect
us.

We could lose airport and gate access thereby decreasing our competitiveness.

         We could  encounter  barriers to airport slot or airport gate access that would deny or limit our access to the airports  that we currently  use or intend to use in the future.  A slot is an  authorization  to schedule a takeoff or landing at the designated airport  within a specific  time window.  The FAA must be advised of all slot  transfers and can disallow any such transfer.  In the United States,  the FAA currently  regulates slot  allocations  at  O'Hare  International  Airport  in  Chicago,  JFK  and  LaGuardia
Airports in New York City,  and Ronald Reagan  National  Airport in  Washington  D.C. We
use LaGuardia  Airport and Ronald  Reagan  National  Airport in our current  operations.
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

         In  addition,   the  number  of  gates   available  to  us  at  some  airports,
particularly  at DIA,  may be  limited  to the  restricted  capacity  or by  disruptions caused  by major  renovation  projects.  Available  gates may not  provide  for the best overall  service to our  customers,  and may  prevent  us from  scheduling  our  flights during peak or  opportune  times.  Any  failure to obtain  gate  access at the  airports that we  serve  could  adversely  affect  our  operations.  These  barriers  may in turn materially adversely affect our business and competitiveness.

Our transition to an Airbus fleet creates risks.

         We currently  operate 19 Boeing aircraft and 18 Airbus aircraft.  Our long-term strategy is to  transition  our fleet so that we are operating  only Airbus  aircraft by the end of calendar  year 2005.  One of the key elements of this  strategy is to produce cost  savings  because  crew  training is  standardized  for  aircraft of a common type, maintenance issues are simplified,  spare parts inventory is reduced,  and scheduling is more efficient.  However,  during our transition period we will be incurring  additional costs  associated  with  retraining our Boeing crews in the Airbus  aircraft.  We may be faced with  retiring the Boeing  aircraft in advance of the end of the lease  agreements for these  aircraft,  thus  resulting in  recognizing  remaining  lease  obligations  as expense in the current period.

         Once  we  operate  only  Airbus  aircraft,  we will be  dependent  on a  single manufacturer  for future aircraft  acquisitions  or deliveries,  spare parts or warranty service.  If Airbus is  unable  to  perform  its  obligations  under  existing  purchase agreements,  or is unable to  provide  future  aircraft  or  services,  whether by fire, strike or other  events that affect its ability to fulfill  contractual  obligations  or manufacture  aircraft or spare  parts,  we would have to find  another  supplier for our aircraft.  Currently,  Boeing  is the  only  other  manufacturer  from  which  we  could purchase or lease  alternate  aircraft.  If we were forced to acquire  Boeing  aircraft,
we  would  need  to  address  fleet  transition  issues,   including  substantial  costs
associated with retraining our employees,  acquiring new spare parts,  and replacing our manuals.  Also,  the  fleet  efficiency  benefits  described  above  would no  longer be available.

         In  addition,  once we operate  only Airbus  aircraft  we will be  particularly vulnerable to any problems that might be associated  with these  aircraft.  Our business would be significantly  disrupted if an FAA airworthiness  directive or service bulletin were issued,  resulting in the  grounding of all Airbus  aircraft of the type we operate while the defect is being  corrected.  Our  business  could also be harmed if the public avoids flying Airbus aircraft due to an adverse  perception about the aircraft's  safety or  dependability,  whether  real or  perceived,  in the event of an  accident  or other incident involving an Airbus aircraft of the type we fly.

Our maintenance expenses may be higher than we anticipate.

         We may incur higher than  anticipated  maintenance  expenses.  We bear the cost of all routine and major  maintenance on our owned  aircraft.  Under our leased aircraft lease agreements,  we are required to bear all routine and major  maintenance  expenses.
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

Unionization affects our costs and may affect our operations.

       Three of our  employee  groups have voted for union  representation:  our pilots, dispatchers,  and  mechanics.  In  addition,  since  1997 we have had  union  organizing attempts that were defeated by our flight  attendants,  ramp service  agents,  and stock clerks.  The  collective  bargaining  agreements  we have  entered into with our pilots, dispatchers,  and mechanics have  increased our labor and benefit costs,  and additional unionization  of our employees  could  increase our overall  costs.  If any group of our currently  non-unionized  employees  were  to  unionize  and we  were  unable  to  reach agreement  on the  terms  of  their  and  other  currently  unionized  employee  groups'
collective   bargaining   agreements  or  we  were  to  experience  widespread  employee dissatisfaction,  we could be subject to work  slowdowns or stoppages.  In addition,  we may be subject to disruptions by organized  labor groups  protesting  certain groups for their  non-union  status.  Any of these events would be disruptive to our operations and could harm our business.

Our  reputation  and  financial  results  could be harmed in the event of an accident or incident involving our aircraft.

         An accident or incident  involving one of our aircraft  could involve repair or replacement  of a damaged  aircraft and its  consequential  temporary or permanent  loss from service,  and significant  potential  claims of injured  passengers and others.  We are  required  by  the  DOT  to  carry  liability  insurance.  Although  we  believe  we currently maintain liability  insurance in amounts and of the type generally  consistent with  industry  practice,  the amount of such coverage may not be adequate and we may be forced to bear substantial  losses from an accident.  Substantial  claims resulting from an accident in excess of our related  insurance  coverage  would harm our  business  and
financial  results.   Moreover,  any  aircraft  accident  or  incident,  even  if  fully insured,  could cause a public  perception  that we are less safe or reliable than other airlines, which would harm our business.

Item 2:  Properties

Aircraft

       As of June 23,  2003,  we operate 19 Boeing 737 and 18 Airbus  A319  aircraft  in
all-coach  seating   configurations.   The  age  of  these  aircraft,   their  passenger
capacities  and  expiration  years for the leased  aircraft  are shown in the  following table:

                                                                Approximate
                                                                 Number of
Aircraft                No. of              Year of              Passenger               Lease
  Model                Aircraft           Manufacture               Seats             Expiration

B-737-200A                 3               1978-1983                119                2003-2005
B-737-300                 16               1985-1998                136                2003-2006
A319                       9               2001-2003                132                  owned
A319                       9               2001-2003                132                2013-2015

       In March  2000,  we  entered  into an  agreement,  as  subsequently  amended,  to purchase  up to 31 new  Airbus  aircraft.  We have  agreed  to firm  purchases  of 17 of these  aircraft,  and have options to purchase up to an additional 14 aircraft.  We have exercised  options to purchase  five Airbus  aircraft.  As of June 23, 2003,  we did not
exercise   purchase  options  as  they  became  due  on  seven  of  the  remaining  nine unexercised  options on Airbus  aircraft.  We are currently  discussing  with Airbus the possibility  of replacing  these options with purchase  rights.  As a complement to this purchase  order,  in April 2000 we signed an agreement  to lease 15 new Airbus  aircraft for  delivery  in our fiscal  years 2002  through  2005.  As of March 31,  2003,  we had taken delivery of 10 purchased  aircraft,  one of which we sold and agreed to lease back from the purchaser,  and six  additional  leased  aircraft.  During the year ended March
31,  2003,  we  assigned  one of our  purchase  commitments  to an aircraft  lessor.  We agreed to lease this aircraft for a term of five years.  These  commitments  contemplate a fleet  replacement  plan by  which we will  phase  out our  Boeing  737  aircraft  and replace  them with a  combination  of Airbus A319 and A318  aircraft.  The A319 and A318 aircraft are configured with 132 and 114 passenger seats,  respectively,  with a 33-inch
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
respectively.  The return of the two Boeing  737-200  aircraft  was  extended to January
2003 and February  2003,  respectively.  We have extended the lease of a Boeing  737-300 aircraft  from  February  2003 to November  2003.  During the year ended March 31, 2003, we took four Boeing  737-200s and one Boeing  737-300 out of service and  completed  the process of bringing the  aircraft  into  compliance  with return  conditions.  Including the  anticipated  return  of nine  Boeing  aircraft,  we plan to  operate  a fleet of 10
Boeing  737-300s,  four Airbus 318s and 24 Airbus A319s,  or a total of 38 aircraft,  by the end of our fiscal year ending March 31, 2004.

       In June 2003, we agreed to lease two  additional  Airbus 318 aircraft,  scheduled for  delivery  in May 2004 and March  2005,  and one  additional  Airbus  319  aircraft, scheduled  for delivery in February  2005.  We plan to operate a minimum of 35 purchased and leased Airbus  aircraft by the fiscal year ended March 31, 2005.  Upon completion of our  fleet  transition,  we  expect  our  owned  and  leased  fleet to be  comprised  of approximately 80 percent A319 aircraft and 20 percent A318 aircraft.

Facilities

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

       We have entered into an airport lease and facilities  agreement  expiring in 2010 with the City and  County of  Denver  at DIA for  ticket  counter  space,  ten gates and associated  operations at a current annual rental rate of  approximately  $7,142,000 for these  facilities.  We also sublease a portion of  Continental  Airlines'  hangar at DIA until  February  28,  2007 for an annual  rental of  approximately  $2,776,000.  Upon 18 months written notice, either party can terminate the agreement.

       Each  of our  airport  locations  requires  leased  space  associated  with  gate operations,  ticketing  and baggage  operations.  We either  lease the ticket  counters, gates  and  airport  office  facilities  at each  of the  airports  we  serve  from  the appropriate  airport  authority or sublease them from other airlines.  Total annual rent expense for these  facilities,  excluding  DIA,  is  approximately  $7,860,000  based on rents paid for the month of March 2003.  Additionally,  we lease maintenance  facilities in El Paso,  Texas and  Phoenix,  Arizona at a current  annual  rental of  approximately
$201,000 for these facilities.

Item 3:  Legal Proceedings

       From  time to time,  we are  engaged  in  routine  litigation  incidental  to our business.  We  believe  there are no legal  proceedings  pending in which we are a party or of which any of our  property  is the  subject  that are not  adequately  covered  by insurance  maintained  by us or which  have  sufficient  merit to result  in a  material adverse affect upon our business or financial condition.

Item 4:  Submission of Matters to a Vote of Security Holders

       During the fourth  quarter of the fiscal year covered by this report,  we did not submit  any  matters to a vote of our  security  holders  through  the  solicitation  of proxies or otherwise.

                                         PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

       The following  table shows the range of high and low bid prices per share for our common  stock for the  periods  indicated  and as reported  by Nasdaq  through  June 23,
2003.  Market  quotations  listed  here  represent  prices  between  dealers  and do not reflect  retail  mark-ups,  markdowns or  commissions.  As of June 23, 2003,  there were
1,271 holders of record of our common stock.

                                                 Price Range of
                                                  Common Stock
                     Quarter Ended              High         Low

                     June 30, 2001          $  16.71    $  10.31
                     September 30, 2001        15.78        6.77
                     December 31, 2001         17.40        8.00
                     March 31, 2002            23.75       17.02

                     June 30, 2002             17.95        8.13
                     September 30, 2002         8.60        4.56
                     December 31, 2002          8.00        4.02
                     March 31, 2003             7.10        3.67

                     June 30, 2003              9.87        5.15
                     (through June 23, 2003)

Recent Sales of Securities

During the period April 1, 2002  through  June 23, 2003,  we have not sold any shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

       The information  required by this Item is incorporated herein by reference to the data under the heading  "Securities  Authorized for Issuance  Under Equity  Compensation
Plans"  in the  Proxy  Statement  to be used in  connection  with  the  solicitation  of proxies for our annual  meeting of  shareholders  to be held on  September  4, 2003.  We will file the  definitive  Proxy  Statement  with the  Commission  on or before July 29,
2003.

Item 6:  Selected Financial Data

       The following  selected  financial  and operating  data as of and for each of the years ended March 31,  2003,  2002,  2001,  2000,  and 1999 are derived from our audited financial  statements.  This  data  should  be read in  conjunction  with  "Management's
Discussion  and  Analysis of Financial  Condition  and Results of  Operations,"  and the
financial statements and the related notes thereto included elsewhere in this report.

                                                              Year Ended March 31,
                                            2003          2002          2001          2000          1999
                                                (Amounts in thousands except per share amounts)
Statement of Operations Data:
Total operating revenues                $  469,936    $  445,075    $  472,876    $  329,820    $  220,608
Total operating expenses                   500,560       428,689       392,155       290,511       195,928
Operating income (loss)                    (30,624)       16,386        80,721        39,309        24,680
Income (loss) before income tax expense
  (benefit) and cumulative effect of change
  in accounting principle                  (39,509)       24,832        88,332        43,415        25,086
Income tax expense (benefit)               (14,655)        8,282        33,465        16,954        (5,480)
Income (loss) before cumulative effect of
  change in accounting principle           (24,854)       16,550        54,868        26,460        30,566
Cumulative effect of change in
  accounting principle                       2,011           -             -             549           -
Net income (loss)                          (22,843)       16,550        54,868        27,010        30,566
Income (loss) per share before cumulative
  effect   of  a   change   in   accounting
principle:
    Basic                                    (0.84)         0.58          2.02          1.02          1.43
    Diluted                                  (0.84)         0.56          1.90          0.94          1.32
Net income (loss) per share:
    Basic                                    (0.77)         0.58          2.02          1.04          1.43
    Diluted                                  (0.77)         0.56          1.90          0.95          1.32

Pro forma amounts assuming the new
  method of accounting for maintenance
  is applied retroactively:
    Net income                                  -     17,661,307    55,119,366            -             -
      Earnings per share:
          Basic                                 -           0.62          2.03            -             -
          Diluted                               -           0.60          1.91            -             -

Balance Sheet Data:
Cash and cash equivalents               $  102,880     $  87,555    $  109,251     $  67,851     $  47,289
Current assets                             190,838       193,393       199,794       140,361        94,209
Total assets                               587,844       413,685       295,317       187,546       119,620
Current liabilities                        130,047       152,064       136,159        98,475        68,721
Long-term debt                             261,739        66,832           204           329           435
Total liabilities                          428,877       244,552       150,538       106,501        75,230
Stockholders' equity                       158,967       169,133       144,779        81,045        44,391
Working capital                             60,791        41,329        63,635        41,886        25,488

                                                              Year Ended March 31,
                                            2003          2002          2001          2000          1999
  Selected Operating Data:
  Passenger revenue (000s) (1)             460,188       435,946       462,609       320,850       214,311
  Revenue passengers carried (000s)          3,926         3,069         3,017         2,284         1,664
  Revenue passenger miles(RPMs)(000s)(2) 3,599,553     2,756,965     2,773,833     2,104,460     1,506,597
  Available seat miles (ASMs) (000s) (3) 6,013,261     4,592,298     4,260,461     3,559,595     2,537,503
  Passenger load factor (4)                   59.9%         60.0%         65.1%         59.1%         59.4%
  Break-even load factor (5) (6)              64.7%         57.6%         52.7%         51.1%         52.4%
  Block hours (7)                          120,297        92,418        83,742        71,276        52,789
  Departures                                53,081        41,736        38,556        33,284        25,778
  Average seats per departure                  132           132           132           129           125
  Average stage length                         858           834           837           829           787
  Average length of haul                       917           898           919           921           905
  Average daily block hour utilization (8)     9.8           9.1           9.4           9.9           9.6
  Yield per RPM (cents) (9)                  12.74         15.78         16.66         15.23         14.19
  Total yield per RPM (cents) (10)           13.06         16.14         17.05         15.67         14.64
  Yield per ASM (cents) (11)                  7.63          9.47         10.85          9.00          8.42
  Total yield per ASM (cents) (12)            7.81          9.69         11.10          9.27          8.69
  Cost per ASM (cents)                        8.32          9.33          9.20          8.16          7.72
  Cost per ASM excluding fuel (cents)         6.90          8.00          7.54          6.91          6.82
  Average fare (13)                         $  109        $  132        $  146        $  134        $  123
  Average aircraft in service                 33.8          27.8          24.5          19.7          15.0
  Aircraft in service at end of year          36.0          30.0          25.0          23.0          17.0
  Average age of aircraft at end of year       7.4          10.6          11.4          10.5          14.7

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
(6)  The cost  associated  with the  early  extinguishment  of debt  totaling  $1,774,000 has been excluded from the break-even  load factor  calculation  for the year ended
     March 31, 2003. The write-down of the carrying  values of the Boeing aircraft parts totaling  $2,478,000 has been excluded from the  calculation of the break-even load factor for the year ended March 31, 2003.  The  write-down  of the carrying  values of the Boeing  aircraft parts totaling  $1,512,000  during the year ended March 31,
     2002 has been excluded from the  calculation  of the  break-even  load factor.  The
     Stabilization  Act compensation  totaling  $12,703,000 for the year ended March 31,
     2002,  has been excluded from the calculation of the break-even load factor.
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

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Statistics

       The following  table  provides our operating  revenues and expenses  expressed as cents per total  available  seat miles  ("ASM") and as a percentage  of total  operating revenues, as rounded, for the years ended March 31, 2003, 2002, and 2001.

                                              2003                   2002                2001
                                         Per           %        Per          %       Per          %
                                        total         of       total        of      total        of
                                         ASM        Revenue     ASM       Revenue    ASM       Revenue

Revenues:

    Passenger                            7.65        97.9%      9.49       97.9%    10.86       97.8%
    Cargo                                0.09         1.2%      0.14        1.5%     0.18        1.6%
    Other                                0.07         0.9%      0.05        0.6%     0.06        0.6%

Total revenues                           7.81       100.0%      9.68      100.0%    11.10      100.0%
                                    ===================================================================

Operating expenses:
    Flight operations                    2.59        33.2%      2.83       29.2%     2.54       22.9%
    Aircraft fuel expense                1.43        18.3%      1.33       13.7%     1.67       15.0%
    Aircraft and traffic servicing       1.44        18.4%      1.53       15.8%     1.42       12.8%
    Maintenance                          1.26        16.1%      1.53       15.8%     1.54       13.9%
    Promotion and sales                  0.88        11.3%      1.29       13.4%     1.31       11.8%
    General and administrative           0.43         5.5%      0.57        5.9%     0.59        5.3%
    Depreciation and amortization        0.29         3.7%      0.25        2.6%     0.13        1.2%

Total operating expenses                 8.32       106.5%      9.33       96.4%     9.20       82.9%
                                    ===================================================================

Results of Operations - Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

General

       We  are a  scheduled  passenger  airline  based  in  Denver,  Colorado.  We  were organized in February  1994 and we began flight  operations in July 1994 with two leased
Boeing  737-200  jets.  We have  since  expanded  our fleet to 28  leased  jets and nine owned Airbus aircraft,  including three Boeing  737-200s,  16 larger Boeing 737-300s and
17 Airbus A319s as of March 31, 2003.  As a result of expansion of our  operations,  the
September  11,  2001  terrorist  attacks,  transition  costs  associated  with our fleet replacement  plan,  the  slowing  economy  and the war in Iraq,  we do not  believe  our results of  operations  for the year ended  March 31,  2003 and 2002 are  comparable  to each other or are indicative of future operating results.

       Small  fluctuations  in our yield per revenue  passenger mile ("RPM") or cost per available  seat mile ("ASM") can  significantly  affect  operating  results  because we, like other airlines,  have high fixed costs in relation to revenues.  Airline operations are highly  sensitive to various  factors,  including the actions of competing  airlines and general economic factors,  which can adversely affect our liquidity,  cash flows and results of operations.

Results of Operations

       We had a net loss of  $22,843,000  or 77(cent)per share for the year ended  March 31,
2003 as compared  to net income of  $16,550,000  or 56(cent)per  diluted  share for the year ended March 31,  2002.  Our net loss for the year ended  March 31, 2003  included a $2.0 million  after-tax credit for the cumulative  effect of a change in accounting for major aircraft  overhauls from the accrual method to the expense as incurred  method.  The net loss  before the  cumulative  effect of the change in  accounting  was  $24,854,000,  or
$0.84 per common  share.  During the year  ended  March 31,  2003,  as  compared  to the prior comparable  period,  we experienced lower average fares as a result of the slowing economy,  United's  competitive  pricing on discount fares  available  inside 14 days of travel,  principally in our Denver market,  and low  introductory  fares by new carriers serving  the Denver  market.  Our  average  fare was $109 for the year  ended  March 31,
2003,  compared  to $132 for the  year  ended  March  31,  2002.  We also  believe  that passenger  traffic  during the year ended March 31,  2003 was  impacted by the threat of war with Iraq,  which  began in March  2003.  During  March  2003,  the Denver area also experienced an unusual  blizzard,  which caused DIA to be closed for  approximately  two
days.   During  the  year  ended  March  31,  2003,   we  completed  a   sales-leaseback
transaction  of  one  of  our  purchased  aircraft  and  paid  off  the  loan  that  was
collateralized  by  this  aircraft.   As  a  result  we  incurred  $1,774,000  in  costs
associated  with the early  extinguishment  of this  debt.  Additionally,  we wrote down the value of our Boeing spare parts inventory by $2,478,000.

       Our cost per ASM ("CASM") for the year ended  March 31, 2003 and 2002 was 8.32(cent)
and 9.33(cent), respectively, a decrease of 1.01(cent)or 10.8%. CASM excluding fuel for the year ended March 31, 2003 and 2002 was 6.90(cent)and 8.00(cent), respectively, a decrease of
1.10(cent)or 13.8%. Our CASM decreased during the year ended  March 31, 2003 as a result of an increase in the average  number of owned  aircraft  from 2.0 to 6.3, a decrease in the cost per block hour on our Boeing  fleet for rotable  repairs and engine  overhauls, a decrease in our  distribution  expenses in  relation to the  reduction  in the average fare and a reduction in travel  agency  commissions  as a result of the  elimination  of substantially  all travel  agency  commissions  effective  June 1, 2002,  the lack of an employee  bonus  accrual  as a result of the net loss for the  period,  an  increase  in aircraft  utilization,  and  economies  of scale  associated  with  lower  increases  in indirect  costs  compared  to the  30.9%  increase  in ASMs  over the  prior  comparable period.  These reductions were partially offset by an  increase of .07(cent)per ASM as a result of an increase in war risk and hull and liability  insurance  premiums  after the events of September  11. Due to the flight  cancellations  as a result of the  September
11 terrorist  attacks  during the year ended March 31, 2002,  our ASMs were less than we had  planned,  which  caused  our  fixed  costs to be spread  over  fewer  ASMs and,  we believe, distorted our CASM for the year ended March 31, 2002.

       During the year ended March 31, 2003,  our average  daily block hour  utilization increased  to 9.8 from 9.1 for the year ended March 31,  2002.  The  calculation  of our block hour  utilization  includes all aircraft  that are on our  operating  certificate, which includes  scheduled  aircraft,  as well as aircraft out of service for maintenance and operational spare aircraft,  and excludes aircraft removed  permanently from revenue service or new  aircraft  not yet placed in  revenue  service.  In  September  2001,  we temporarily  grounded  four  aircraft as a result of the  September  11, 2001  terrorist attacks, resulting in reduced aircraft utilization during the 2002 period.

       An  airline's  break-even  load  factor is the  passenger  load  factor that will result in  operating  revenues  being equal to  operating  expenses,  assuming  constant revenue per  passenger  mile and  expenses.  For the year ended March 31, 2003 and 2002, our  break-even  load  factors  were  64.7% and  57.6%,  respectively,  compared  to our achieved  passenger  load  factors  of 59.9%  and  60.0%.  Our  break-even  load  factor increased  from the prior  comparable  period  largely as a result of a decrease  in our average  fare to $109  during the year ended  March 31,  2003 from $132  during the year ended March 31, 2002, partially offset by a decrease in our CASM to 8.32(cent)for the year ended March 31, 2003 from 9.33(cent)for the year ended March 31, 2002.

Revenues

       Industry  fare  pricing  behavior  has a  significant  impact  on  our  revenues.
Because of the  elasticity of passenger  demand,  we believe that increases in fares may at certain  levels result in a decrease in passenger  demand in many markets.  We cannot predict  future  fare  levels,  which  depend  to a  substantial  degree on  actions  of competitors  and the economy.  When sale prices or other price  changes are initiated by competitors  in our  markets,  we  believe  that we must,  in most  cases,  match  those competitive  fares in  order to  maintain  our  market  share.  Passenger  revenues  are seasonal in leisure travel markets depending on the markets' locations.

       Our  average  fare for the year ended  March 31, 2003 and 2002 was $109 and $132, respectively,  a decrease of 17.4%.  We believe  that the  decrease in the average  fare during the year ended March 31, 2003 from the prior  comparable  period was  principally a result of the  slowing  economy,  the threat of a war with Iraq  which  began in March
2003,  United's  competitive  pricing  on  discount  fares  available  inside 14 days of travel,  principally in our Denver market,  and low  introductory  fares by new carriers serving the Denver market.

       Effective  February 17, 2002, the DOT began to provide security  services through the TSA and assumed many of the  contracts  and  oversight  of security  vendors that we and other carriers use to provide airport security  services.  Additionally,  the DOT is to  reimburse  us, as well as all other air  carriers,  for  certain  security  services provided by our own  personnel.  In order to be able to provide and fund these  security services,  the DOT has  imposed  a $2.50  security  service  fee per  passenger  segment flown,  not to exceed  $5.00 for one-way  travel or $10.00 for a round trip,  on tickets purchased  on and after  February 1, 2002.  We believe that these fees have had downward pressure on our  average  fare and in some cases we have been unable to pass these costs along.

       Passenger  Revenues.  Passenger revenues totaled  $460,188,000 for the year ended
March 31,  2003  compared  to  $435,946,000  for the year ended  March 31,  2002,  or an increase of 5.6%, on increased  capacity of  1,420,963,000  ASMs or 30.9%. The number of revenue  passengers  carried was 3,926,000 for the year ended March 31, 2003 compared to
3,069,000  for the  year  ended  March  31,  2002 or an  increase  of  27.9%.  We had an average of 33.8  aircraft in our fleet during the year ended March 31, 2003  compared to an average  of 27.8  aircraft  during the year ended  March 31,  2002,  an  increase  of
21.6%.  RPMs  for  the  year  ended  March  31,  2003  were  3,599,553,000  compared  to
2,756,965,000  for the year  ended  March 31,  2002,  an  increase  of  30.6%.  Our load factor  decreased  slightly to 59.9% for the year ended March 31,  2003,  from 60.0% for the prior year.

       Cargo  revenues,  consisting of revenues  from freight and mail service,  totaled
$5,557,000  and  $6,624,000  for the years ended March 31, 2003 and 2002,  respectively, representing  1.2% and 1.5% of total  operating  revenues,  respectively,  a decrease of
16.1%.  We believe that our cargo  revenues  have been  impacted by the slowing  economy as well as the  agreement the United  States  Postal  Service  entered into with Federal
Express,  Inc. which began in August 2001 that  increased  Federal  Express's  volume of mail  transportation.  This adjunct to the passenger  business is highly competitive and depends  heavily  on  aircraft  scheduling,  alternate  competitive  means  of same  day delivery service and schedule reliability.

       Other revenues,  comprised  principally of interline  handling fees, liquor sales and excess  baggage  fees,  totaled  $4,191,000  and  $2,505,000 or .9% and .6% of total operating  revenues  for the years ended March 31,  2003 and 2002,  respectively.  Other revenue  increased  over the  prior  comparable  period as a result  of an  increase  in interline  handling fees primarily due to the Mesa  codeshare  agreement and an increase in ground handling for Mesa and other airlines.

Operating Expenses

       Operating  expenses  include  those  related to flight  operations,  aircraft and traffic  servicing,  maintenance,  promotion and sales,  general and  administrative and
depreciation  and   amortization.   Total  operating   expenses  were  $500,560,000  and
$428,689,000,   respectively,  for  the  years  ended  March  31,  2003  and  2002,  and represented  106.5%  and  96.4%  of  total  revenue,  respectively.  Operating  expenses increased  as a percentage  of revenue  during the year ended March 31, 2003 as a result of the 17.4% decrease in the average fare.

       Flight  Operations.  Flight operations  expenses of $155,914,000 and $129,814,000 were  33.2% and 29.2% of total  revenue  for the years  ended  March 31,  2003 and 2002, respectively.  Flight  operations  expenses include all expenses related directly to the operation of the aircraft  excluding  depreciation of owned aircraft and including lease and insurance  expenses,  pilot and flight attendant  compensation,  in-flight catering,
crew  overnight   expenses,   flight  dispatch  and  flight  operations   administrative
expenses.  Included in flight  operations  expenses during the year ended March 31, 2003
and  2002  are  approximately  $3,330,000  and  $3,086,000,   respectively,  for  Airbus
training and related travel expenses.

       Aircraft  lease  expenses  totaled  $70,239,000  (14.9%  of  total  revenue)  and
$64,990,000  (14.6% of total  revenue)  for the  years  ended  March 31,  2003 and 2002, respectively,  or an  increase  of 8.1%.  The  increase is largely due to an increase in the  average  number of leased  aircraft  to 29.0 from 25.8,  or 12.4%,  during the year ended March 31, 2003 compared to the same period in 2002.

       Aircraft  insurance  expenses totaled  $11,095,000  (2.4% of total revenue) for the year ended March 31,  2003.  Aircraft  insurance  expenses  for the year ended March
31, 2002 were  $5,324,000  (1.2% of total  revenue).  Aircraft  insurance  expenses were
..31(cent)and .19(cent)per RPM for the years ended  March 31, 2003 and 2002, respectively.
Aircraft  insurance  expenses  during  the year  ended  March  31,  2002  were not fully impacted by the result of the  terrorist  attacks on  September  11,  2001.  Immediately following  the events of September  11, our aviation war risk  underwriters  limited war risk passenger  liability  coverage on third party bodily injury and property  damage to
$50 million per  occurrence.  A special  surcharge  of $1.25 per  passenger  carried was established  as the premium for this  coverage by our  commercial  underwriters.  At the same time, the FAA provided us  supplemental  third party war risk coverage from the $50 million  limit to $1.6  billion.  Effective  December  16,  2002,  the FAA amended  this coverage  to include war risk hull as well as  passenger,  crew and  property  liability insurance.  In February  2003, we cancelled our  commercial  hull and liability war risk coverage  after  binding  the FAA  coverages.  The  premium for the revised FAA war risk coverage is derived  from a formula that takes into account  total  enplanements,  total revenue  passenger miles, and total revenue  ton-miles flown, and is significantly  less
than  the  original   commercial   coverage  premium.   While  the   Appropriations  Act
authorized  the  government to offer both policies  through August 31, 2004, the current policies  are in effect until  August 12,  2003.  We do not know whether the  government will extend the coverage,  and if it does,  how long the extension  will last. We expect that  if the  government  stops  providing  excess  war  risk  coverage  to the  airline industry,  the  premiums  charged  by  aviation  insurers  for  this  coverage  will  be substantially  higher  than the  premiums  currently  charged by the  government  or the coverage will not be available from reputable underwriters.

       Pilot and flight  attendant  salaries  before payroll taxes and benefits  totaled
$42,982,000  and  $32,042,000  or 9.3% and  7.4% of  passenger  revenue  for each of the years  ended  March 31,  2003 and  2002,  or an  increase  of  34.1%.  Pilot and  flight attendant  compensation  increased as a result of an increase of 30.2% in block hours, a general wage  increase in pilot and flight  attendant  salaries,  and  additional  crews required  to replace  those  attending  training  on the Airbus  equipment.  In order to maintain  competitive  pay for pilots,  a revised pilot pay schedule was negotiated with the Frontier  Airline  Pilots  Association  (FAPA) for an  approximate  2.5% increase in salaries.  The FAPA  members  accepted  this  proposal,  which was  effective  August 1,
2002. We pay pilot and flight  attendant  salaries for initial  training,  consisting of approximately  six and  three  weeks,  respectively,  prior to  scheduled  increases  in service,  which can cause the  compensation  expense  during such periods to appear high in  relationship  to the average  number of aircraft in service.  We expect  these costs to continue to increase as we place more aircraft  into  service.  During the year ended
March 31,  2002,  FAPA agreed to an 11%  decrease in salaries  for all pilots in lieu of furloughs as a result of the  September  11, 2001  terrorist  attacks.  The pilot salary levels were reinstated effective January 1, 2002.

       Aircraft  fuel expense.  Aircraft  fuel expenses  include both the direct cost of fuel  including  taxes  as well as the  cost  of  delivering  fuel  into  the  aircraft.
Aircraft fuel costs of  $85,897,000  for  89,236,000  gallons used and  $61,226,000  for
70,530,000 gallons used  resulted in an average fuel cost of 96(cent)and 87(cent)per gallon for the years ended March 31, 2003 and 2002,  respectively.  Fuel  prices are  subject to change weekly, as we purchase a very small portion in advance for inventory.

       We initiated a fuel hedging  program in late November  2002,  which allowed us to reduce fuel  expenses  during the year ended March 31, 2003 by  approximately  $725,000.
Fuel  consumption  for the years  ended  March 31,  2003 and 2002  averaged  742 and 763 gallons per block hour,  respectively.  Fuel  consumption  per block hour decreased 2.8%
during the year ended March 31,  2003 from the prior  comparable  period  because of the more  fuel-efficient  Airbus  aircraft  added  to our  fleet,  and a  fuel  conservation program implemented in August 2001.

       Aircraft and Traffic  Servicing.  Aircraft and traffic  servicing  expenses  were
$86,448,000  and  $70,202,000  (an increase of 23.1%) for the years ended March 31, 2003 and 2002,  respectively,  and  represented  18.4% and 15.8% of total  revenue.  Aircraft and traffic  servicing  expenses  include all expenses  incurred at airports,  including
landing  fees,  facilities  rental,   station  labor,  ground  handling  expenses,   and
interrupted  trip expenses  associated  with delayed or cancelled  flights.  Interrupted trip  expenses are amounts paid to other  airlines to  reaccommodate  passengers as well as hotel, meal and other incidental  expenses.  Aircraft and traffic servicing  expenses increase  with the  addition of new cities and  departures  to our route  system.  As of
March 31,  2003,  we served 38 cities  compared  to 30 during the year  ended  March 31,
2002,  or an increase of 26.7%.  During the year ended March 31,  2003,  our  departures increased  to 53,081  from 41,736 or 27.2%.  Aircraft  and  traffic  servicing  expenses were  $1,629 per  departure  for the year ended March 31, 2003 as compared to $1,682 per departure  for the year  ended  March 31,  2002,  or a  decrease  of $53 per  departure.
Aircraft  and traffic  servicing  expenses  increased as a result of a general wage rate increase  and an  increase  in  interrupted  trip  expenses as a result of the number of flight  cancellations  related  to the  aircraft  out of  service  for  repair  of  hail damage.  The  September 11  terrorist  attacks  caused us to reduce our flight  schedule and related  capacity from October 2001 through  February  2002,  which caused our fixed costs to be spread over fewer  departures  and  increased our expenses per departure for the year ended March 31, 2002.

       Maintenance.  Maintenance  expenses  for the years  ended March 31, 2003 and 2002 of  $75,559,000  and  $68,560,000  (pro  forma  amount  adjusting  for the effect of the accounting  change),  respectively,  were 16.1% and 15.4% of total revenue,  an increase of  10.2%.  These  include  all  labor,  parts  and  supplies  expenses  related  to the
maintenance  of  the  aircraft.   Maintenance  is  charged  to  maintenance  expense  as
incurred.  During the year ended March 31, 2002, we had previously  accrued  monthly for major engine overhauls and heavy  maintenance  checks.  Maintenance costs per block hour for the  years  ended  March  31,  2003 and 2002  were  $628  and $742 per  block  hour, respectively,  a  decrease  of 18.2%.  Maintenance  cost per block hour  decreased  as a result of the  addition of new Airbus  aircraft  that are less  costly to maintain  than our  older  Boeing  aircraft.  During  the  year  ended  March  31,  2003,  we  incurred approximately  $21,600, or less than $1 per block hour for Airbus maintenance  training, compared to $881,000  or $10 per block hour for the year ended  March 31,  2002.  Due to the flight  cancellations as a result of the September 11 terrorist  attacks,  our block hours were less than we had  planned,  which  caused our fixed  costs to be spread  over fewer  block hours and,  we  believe,  distorted  our cost per block hour for year ended
March 31, 2002.

       In July 2001, our mechanics voted to be represented by International  Brotherhood of  Teamsters.  The first  bargaining  agreement for the  mechanics,  which has a 3-year term,  was  ratified  and made  effective  in July 2002.  The  effect of this  agreement increased mechanics' salaries by approximately 12% over the term of the agreement.

       Promotion  and  Sales.  Promotion  and sales  expenses  totaled  $53,032,000  and
$59,459,000  and were 11.3% and 13.4% of total  revenue  for the years  ended  March 31,
2003 and 2002,  respectively.  These include  advertising  expenses,  telecommunications expenses,  wages and  benefits  for  reservation  agents and  reservations  supervision, marketing  management and sales personnel,  credit card fees, travel agency  commissions and computer  reservations  costs.  During the year ended March 31, 2003,  promotion and sales  expenses per  passenger  decreased to $13.51 from $19.37 for the year ended March
31,  2002.  Promotion  and  sales  expenses  per  passenger  decreased  as a  result  of variable  expenses  which are based on lower average fares,  the overall  elimination of substantially  all travel agency  commissions  effective on tickets sold after May
31, 2002 and a decrease in advertising  expenses.  We reduced advertising  expenses from the prior  comparable  period as efforts were put into identifying who our customers are and developing our brand in preparation  for a new advertising  campaign.  The campaign, which was scheduled to begin in our fourth fiscal  quarter,  was postponed  until fiscal year 2004 as a result of the war in Iraq.  During  the year  ended  March 31,  2002,  we incurred  costs  associated  with the  start-up  and  promotion  of our  frequent  flyer program as well as the redesign of our web site.

       General and  Administrative.  General and  administrative  expenses for the years ended March 31, 2003 and 2002 totaled  $26,061,000  and  $26,174,000,  and were 5.5% and
5.9% of total  revenue,  respectively.  During the year ended  March 31, 2002 we accrued for employee  performance bonuses totaling  $2,521,000,  which was .6% of total revenue.
Bonuses  are  based on  profitability.  As a  result  of our  pre-tax  loss for the year ended March 31, 2003, we did not accrue  bonuses.  General and  administrative  expenses include the wages and benefits for several of our  executive  officers and various other administrative personnel including legal, accounting,  information technology,  aircraft procurement,  corporate communications,  training and human resources and other expenses associated  with these  departments.  Employee  health  benefits,  accrued  vacation and
bonus  expenses  (when  profitable),   general  insurance  expenses  including  worker's
compensation,  and  write-offs  associated  with  credit  card and check  fraud are also included in general and administrative  expenses.  We experienced increases in our human resources,  training and information  technology  expenses as a result of an increase in employees from approximately  2,700 in March 2002 to approximately  3,160 in March 2003, an  increase  of 17.0%.  Because of the  increase  in  personnel,  our health  insurance
benefit  expenses,   workers  compensation,   and  accrued  vacation  expense  increased
accordingly.  During the year  ended  March 31,  2003,  we  brought  revenue  accounting in-house.  We previously  had  outsourced  this  function.  We have realized a reduction in  expenses  totaling  approximately  $1,000,000  associated  with  processing  revenue accounting transactions.

       Depreciation  and  Amortization.   Depreciation  and  amortization   expenses  of
$17,650,000 and $11,587,000,  an increase of 52.3%, were  approximately 3.8% and 2.6% of total  revenue  for the  years  ended  March  31,  2003 and  2002,  respectively.  These expenses include  depreciation of aircraft and aircraft  components,  office  equipment, ground station  equipment and other fixed assets.  Depreciation  expense  increased over the prior year due to an  increase  in the  number of Airbus  A319  aircraft  owned from three at March 31, 2002 to nine at March 31, 2003.

       Nonoperating  Income (Expense).  Net nonoperating expense totaled $8,885,000 for the year ended March 31, 2003  compared to net  nonoperating  income of  $8,447,000  for the year ended March 31,  2002.  During the year ended  March 31,  2002,  we  recognized
$12,703,000  of  compensation  as a result of payments  under the  Stabilization  Act to offset  direct  and  incremental  losses we  experienced  as a result  of the  terrorist attacks on September  11, 2001.  We received a total of  $17,538,000  as of December 31,
2001.  The  remaining  $4,835,000  represents  amounts  received in excess of  estimated allowable  direct and  incremental  losses  incurred from September 11, 2001 to December
31, 2001, which we repaid during the year ended March 31, 2003.

       Interest  income  decreased  to  $1,883,000  during the year ended March 31, 2003 from  $4,388,000  for the prior period due to a decrease in cash balances as a result of cash used for pre-delivery  payments for future purchases of aircraft,  our net loss for the period and a decrease in interest rates.  Interest  expense  increased to $8,041,000 for the year ended March 31, 2003 from  $3,383,000  for the prior  period as a result of interest expense  associated with the financing of additional  purchased Airbus aircraft and a $70,000,000 loan facility obtained to increase our liquidity.

       During the year ended March 31, 2003, we completed a  sale-leaseback  transaction of one of our purchased  aircraft and paid off the loan that was  collateralized by this aircraft.  As a result  we  incurred  $1,774,000  in  costs  associated  with the  early extinguishment of this debt.

       During the year ended March 31, 2002, we negotiated  early lease  terminations on two of  our  Boeing  737-200  aircraft  resulting  in a  pre-tax  charge  of  $4,914,000 representing a negotiated settlement of future rent amounts due.

       Income Tax Expense.  We accrued an income tax benefit of $14,655,000 during the year ended  March 31,  2003 at a 37.1%  effective  tax rate,  compared  to an income tax expense  accrual of $8,282,000  for the year ended March 31, 2002, at a 38.7%  effective tax rate.  The  expected  benefit for the year ended March 31, 2003 at a federal rate of
35% plus the blended  state rate of 3.7% (net of federal tax  benefit) is reduced by the tax effect of permanent  differences  of 1%.  During the year ended March 31,  2001,  we accrued  income  tax  expense  at the rate of 38.7%  which was  greater  than the actual effective  tax rate of 37.6%  determined  upon  completion  and filing of the income tax returns in December  2001.  During the year ended March 31,  2002,  we recorded a credit to income tax  expense  totaling  $1,327,000  for this excess  accrual.  During the year ended March 31, 2002, we also  recorded a $441,000  reduction to income tax expense as a result of a review  and  revision  of state  tax  apportionment  factors  used in filing amended state tax returns for 2000.

Results of Operations - Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

General

       During  the year  ended  March  31,  2002,  we  expanded  our  fleet to 27 leased aircraft and four purchased  Airbus A319 aircraft,  comprised of seven Boeing  737-200s,
17 Boeing 737-300s, and seven Airbus A319s

       Beginning in May 2001,  we began a fleet  replacement  plan to replace our Boeing aircraft with new  purchased  and leased Airbus jet aircraft.  We advanced the return of one leased Boeing  737-300  aircraft to its owner from April 2002 to September  2001 and two leased Boeing  737-200  aircraft  from  September and November 2004 to November 2002 and January 2003.

       During the fiscal year ended March 31,  2002 we added  Houston,  Texas on May 16,
2001,  Reno/Lake  Tahoe,  Nevada and Austin,  Texas,  on October 1, 2001,  New  Orleans,
Louisiana on February 1, 2002, Sacramento,  California, and Fort Lauderdale,  Florida on
February 26, 2002.

Air Transportation Safety and Stabilization Act

       As a result of the September 11, 2001 terrorist  attacks on the United States, on
September  22,  2001  President  Bush  signed  into  law the  Stabilization  Act,  which provided,  among other things,  for  compensation  to U.S.  passenger and cargo airlines for direct and  increment  losses  incurred  from  September  11, 2001 to  December  31,
2002.  We received compensation of $12,703,000 during the year ended March 31, 2002.

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

       As a result, we recognized  $12,703,000 of the compensation we received under the
Act, which  compensated for direct and incremental  losses incurred by air carriers from
September  11, 2001 through  December 31, 2001.  Our fiscal year net income  included an after-tax  gain of $7,749,000  from the Federal grant  program;  a $922,000  write-down, net of taxes,  for the carrying  value of spare parts that  support our Boeing  737-200A aircraft  and an unusual  charge of  $2,998,000,  net of taxes,  for the early return of two Boeing 737-200  aircraft.  Without these unusual  items,  we would have reported net income of $12,721,000, or $0.43 per diluted common share.

       During the year ended March 31,  2002,  we took  delivery of our first six Airbus aircraft.  Because this was a new aircraft  type for us, we were  required by the FAA to demonstrate  that our crews were  proficient in flying Airbus  aircraft and that we were capable of properly  maintaining the aircraft and related  maintenance records before we placed these aircraft in scheduled  passenger service.  This process took longer than we originally  had  anticipated  and, as a result,  we were  required  to cancel  scheduled flights  that the first  aircraft was  scheduled to perform.  We believe that this delay in receiving  necessary FAA approval  adversely  affected our passenger revenues and our cost per ASM during the year ended March 31, 2002.

       Our CASM for the year ended March 31, 2002 was 9.33(cent)and for the year ended
March 31, 2001 was 9.20(cent), or an increase of .13(cent)or 1.4%. CASM excluding fuel for the years ended March 31, 2002 and 2001 were 8.00(cent)and 7.54(cent), respectively, or an increase of .46(cent)or 6.1%.  Our CASM increased during the year ended March 31,
2002 over the prior comparable year principally  because of the decreased aircraft utilization and shorter stage lengths during that period. These expenses were impacted by  the terrorist attacks and the hail damage to five of our aircraft, or approximately
20% of our fleet, during the year ended  March 31, 2002.  During the year ended  March 31,
2002,  we wrote down the carrying  value of spare parts that support the Boeing  737-200 aircraft  by  $1,512,000  as a result  of  diminished  demand  for that  aircraft  type, resulting in an increase of .03(cent)per ASM for the period.  We incurred short-term lease expenses for substitute  aircraft to minimize the number of flight  cancellations  while the hail damage to our  aircraft was being  repaired,  additional  maintenance  expenses for the repair of the hail  damage,  and  interrupted  trip  expenses as a result of the number of flight  cancellations  related  to the  aircraft  out of service  for  repair.
During April 2001, the Denver area also  experienced an unusual  blizzard,  which caused flight cancellations  as well as expenses  associated  with  deicing our  aircraft.  We estimate that the  total  adverse  impact on our CASM  associated  with  these  unusual weather conditions was .04(cent), or approximately  $1,893,000, for the year ended March 31,
2002.  During the year ended March 31, 2002,  we incurred  approximately  $4,511,000  in transition expenses  associated with the induction of the Airbus aircraft,  which had an adverse  effect  on  our  CASM  of  approximately  .10(cent)per  ASM. These include crew salaries;  travel,  training and induction team expenses;  and depreciation  expense. An increase in pilots'  salaries  effective in May 2001 also contributed to the increase in
CASM  during  the  year  ended  March  31,  2002.   Additionally,   due  to  the  flight
cancellations  as a result of the  September  11  terrorist  attacks  and these  weather conditions,  our ASMs were less than we had planned,  which caused our fixed costs to be spread over fewer ASMs and, we believe, distorted our CASM for the period.

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

Revenues

       Our  average  fare for the year  ended  March 31,  2002 was $132 and for the year ended March 31, 2001 was $146.  We believe  that the decrease in the average fare during the year ended March 31, 2002 from the prior  comparable  year was  principally a result of the  slowing  economy.  During the year  ended  March 31,  2001,  we  experienced  an increase  in the number of  passengers  that United  Airlines  directed to us because of delays and  cancellations  that airline  experienced.  We estimate  that the  additional passenger  traffic  received  from that  airline had the effect of  increasing  our load factor and  average  fare for the year ended  March 31,  2001 by  approximately  .6 load factor points and .9%, respectively.

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

       Cargo  revenues,  consisting of revenues  from freight and mail service,  totaled
$6,624,000  and  $7,517,000  for the years ended March 31, 2002 and 2001,  respectively, representing  1.5% and 1.6% of total  operating  revenues,  respectively,  a decrease of
11.9%.  We believe  that our cargo  revenues  were  impacted by the  slowing  economy as well  as the  flight  cancellations  as a  result  of the  terrorist  attacks,  and  the resulting  limitations  placed on cargo  service as a result of the  terrorist  attacks.
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

       Flight  Operations.  Flight operations  expenses of $129,814,000 and $108,370,000 were  29.2% and 22.9% of total  revenue  for the years  ended  March 31,  2002 and 2001, respectively.  Included in flight  operations  expenses  during the year ended March 31,
2002  is   approximately   $3,086,000   for   Airbus   training   and   related   travel
expenses.

       Aircraft  lease  expenses  totaled  $64,990,000  (14.6%  of  total  revenue)  and
$61,194,000  (13% of total  revenue)  for the  years  ended  March  31,  2002 and  2001, respectively,  or an  increase  of 6.2%.  The  increase is largely due to an increase in the  average  number of leased  aircraft  to 25.8 from  24.5,  or 5.3%,  during the year ended March 31, 2002 compared to the same period in 2001.

       Aircraft  insurance  expenses totaled  $5,324,000 (1.2% of total revenue) for the year ended March 31,  2002.  Aircraft  insurance  expenses  for the year ended March 31,
2001 were  $3,241,000  (.7% of total  revenue).  Aircraft  insurance  expenses were .19(cent)
and .12(cent)per RPM for the years  ended March 31,  2002 and 2001,  respectively.  Aircraft insurance  expenses  during the year ended March 31, 2002 were not fully impacted by the result of the  terrorist  attacks on  September  11,  2001.  Immediately  following  the events of September 11, Our aviation war risk  underwriters  issued seven days notice of cancellation  to us. On  September  24, 2001,  these  underwriters  reinstated  war risk passenger  liability  coverage but limited third party bodily injury and property damage to $50 million per occurrence.  A special  surcharge of $1.25 per passenger  carried was established  as the premium for this  coverage.  At the same time,  the FAA  provided us supplemental  third  party  war  risk  coverage  from  the  $50  million  limit  to $1.6 billion.  The premium for this supplemental coverage was $7.50 per flight departure.

       Pilot and flight  attendant  salaries  before payroll taxes and benefits  totaled
$32,042,000  and  $22,475,000  or 7.4% and  4.9% of  passenger  revenue  for each of the years  ended March 31, 2002 and 2001,  or an  increase  of 42.6%.  The first  bargaining agreement for the pilots,  which has a five-year  term,  was ratified and made effective in May 2000.  In May 2001,  we agreed to  reconsider  the current rates of pay under our collective  bargaining  agreement  with our pilots in part because  several pilot unions at other air carriers  received wage  increases,  which caused our pilot  salaries to be substantially  below those paid by certain of our  competitors.  We  submitted a revised pilot  pay  proposal  to FAPA,  and its  members  accepted  this  proposal  and was made effective  May  2001.  Pilot and  flight  attendant  compensation  also  increased  as a result of a 13.5%  increase  in the average  number of aircraft in service,  an increase of 10.4% in block  hours,  a general wage  increase in flight  attendant  salaries,  and additional crews required  replacing those attending  training on the Airbus  equipment.
During the three  months  ended  December  31,  2001,  FAPA agreed to an 11% decrease in salaries  for all pilots in lieu of  furloughs  as a result of the  September  11,  2001 terrorist attacks.  The pilot salary levels were reinstated effective January 1, 2002.

       Aircraft  fuel  expenses.  Aircraft  fuel  costs of  $61,226,000  for  70,530,000 gallons used and  $71,083,000  for  66,724,000  gallons used resulted in an average fuel cost of 87(cent)and  $1.07  per  gallon  for the  years  ended  March  31,  2002  and  2001, respectively.  Fuel  consumption  for the year ended  March 31,  2002 and 2001  averaged
763 and 797 gallons per block hour,  respectively.  Fuel consumption  decreased from the prior  comparable  periods  because  of  a  decrease  in  our  load  factors,  the  more
fuel-efficient   Airbus  aircraft  added  to  our  fleet  and  a  newly  developed  fuel conservation  program  implemented  in August  2001.  Fuel  consumption  also  decreased during the year ended March 31, 2002 from the prior  comparable  period also as a result of  decreased  use of the Boeing  737-200  aircraft,  which have a higher fuel burn rate than the Boeing 737-300 and Airbus A319 aircraft.

       Aircraft and Traffic  Servicing.  Aircraft and traffic  servicing  expenses  were
$70,202,000  and  $60,408,000  (an increase of 16.3%) for the years ended March 31, 2002 and 2001,  respectively,  and  represented  15.8% and 12.8% of total  revenue.  Aircraft and traffic  servicing  expenses increase with the addition of new cities and departures to our  route  system.  During  the year  ended  March  31,  2002,  we  served 30 cities compared to 23 during the year ended  March 31,  2001,  or an increase of 30.4%.  During the year ended  March 31,  2002,  our  departures  increased  to 41,736  from  38,556 or
8.2%.  Aircraft and traffic  servicing  expenses  were $1,682 per departure for the year ended March 31, 2002 as  compared to $1,567 per  departure  for the year ended March 31,
2001,  or an increase of $115 per  departure.  Aircraft and traffic  servicing  expenses increased as a result of expenses  associated  with deicing in April 2001 as a result of
an  unusual  spring  blizzard,   a  general  wage  rate  increase  and  an  increase  in
interrupted trip expenses as a result of the number of flight  cancellations  related to the  aircraft  out of service  for repair of hail  damage.  Additionally,  our  security expenses  increased  during the year ended March 31, 2002,  from  $1,762,000  during the year ended March 31, 2001 to  $3,871,000  for the year ended March 31, 2002,  or 119.7%, as a result of the  September  11,  2001  terrorist  attacks.  Additionally,  due to the number  of  flight  cancellations  as a result  of  weather  conditions,  as well as the
September  11  terrorist  attacks,  the  number  of  departures  were  less  than we had planned,  which  caused  our fixed  costs to be spread  over  fewer  departures  thereby increasing our expenses per departure for the year ended March 31, 2002.

       Maintenance.  Maintenance  expenses  for the years  ended March 31, 2002 and 2001 of $70,227,000  and  $65,529,000,  respectively,  were 15.8% and 13.9% of total revenue, an increase of 7.2%.  These include all labor,  parts and supplies  expenses  related to the maintenance of the aircraft.  Routine  maintenance is charged to maintenance expense as incurred  while major engine  overhauls  and heavy  maintenance  checks  expense were accrued  monthly.  During  the year  ended  March 31,  2003,  we  changed  our method of accounting for  maintenance to the direct expense method for major engine  overhauls and heavy  maintenance  checks.  Maintenance  costs per block hour for the years ended March
31,  2002 and 2001 were $760 and $783 per block  hour,  respectively.  Maintenance  cost per  block  hour  decreased  during  the year  ended  March  31,  2002  from  the  prior comparable  year as a result of decreased  utilization  of our Boeing  737-200  aircraft which are older and more costly to maintain than our other  aircraft.  Additionally,  we added six new Airbus  aircraft  that are less costly to maintain  than our older  Boeing aircraft.  These  maintenance  savings  were  offset or  distorted  by several  factors.
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

       Promotion  and  Sales.  Promotion  and sales  expenses  totaled  $59,459,000  and
$55,881,000  and were 13.4% and 11.8% of total  revenue  for the years  ended  March 31,
2002 and 2001,  respectively.  These include  advertising  expenses,  telecommunications
expenses,  wages  and  benefits  for  reservation  agents  and  supervision,   marketing
management  and sales  personnel,  credit  card  fees,  travel  agency  commissions  and computer reservations costs.

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

       Nonoperating  Income (Expense).  Net nonoperating  income totaled  $8,447,000 for the year ended  March 31,  2002  compared  to  $7,611,000  for the year ended  March 31,
2001.  During the year ended March 31, 2002, we recognized  $12,703,000 of  compensation as a result of payments  under the  Stabilization  Act to offset direct and  incremental losses we  experienced  as a result of the  terrorist  attacks on September 11, 2001. We received a total of  $17,538,000  as of December  31,  2001;  the  remaining  $4,835,000 represents  amounts  received in excess of estimated  allowable  direct and  incremental losses  incurred  from  September  11,  2001 to  December  31, 2001 and is included as a deferred liability on our balance sheet.

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

       During the year ended March 31, 2002, we negotiated  early lease  terminations on two of  our  Boeing  737-200  aircraft  resulting  in a  pre-tax  charge  of  $4,914,000 representing a negotiated settlement of future rent amounts due.

       Income Tax Expense.  We accrued  income taxes of $8,282,000  and  $33,465,000  at
38.7%  of  taxable  income  for  each of the  years  ended  March  31,  2002  and  2001, respectively.  During  the year ended  March 31,  2002,  we  recorded a credit to income tax  expense  totaling  $1,327,000.  During the year ended  March 31,  2001,  we accrued income tax  expense at the rate of 38.7%  which was  greater  than the actual  effective tax rate of 37.6%  determined  upon  completion  and filing of the income tax returns in
December  2001.  During  the year  ended  March 31,  2002,  we also  recorded a $441,000 reduction  to income  tax  expense  as a result of a review  and  revision  of state tax apportionment factors used in filing amended state tax returns for 2000.

Liquidity and Capital Resources

       Our liquidity  depends to a large extent on the number of passengers who fly with us, the fares we charge,  our  operating  and capital  expenditures,  and our  financing activities.  We depend on lease or mortgage  financing  to acquire all of our  aircraft, including  six  additional  Airbus  aircraft as of May 31, 2003  scheduled  for delivery through April 2004.

       We had cash and cash  equivalents and short-term  investments of $104,880,000 and
$89,555,000  at March  31,  2003  and  2002,  respectively.  At March  31,  2003,  total
current  assets  were   $190,838,000  as  compared  to  $130,047,000  of  total  current liabilities,  resulting in working  capital of  $60,791,000.  At March 31,  2002,  total
current  assets  were   $193,393,000  as  compared  to  $152,064,000  of  total  current liabilities,  resulting  in working  capital of  $41,329,000.  The  increase in our cash and  working  capital  from March 31, 2002 is largely a result of the  $70,000,000  loan obtained  in  February  2003  as a  result  of  participating  in  the  government  loan
guarantee   program  provided  for  under  the   Stabilization   Act  coupled  with  the
sale-leaseback  of one of our  purchased  aircraft.  This was  offset  by cash  used for investing  activities,  principally as a result of the purchase of six additional Airbus
A319  aircraft,  partially  offset by cash  provided by financing  activities to finance the aircraft  purchases.  Pre-delivery  payments  previously made for purchased aircraft that were  delivered  to us during the year ended  March 31,  2003 were  applied as down payments toward the purchase of these aircraft.

       Cash  provided  by  operating  activities  for the year ended  March 31, 2003 was
$388,000.  This is attributable to a $39,000,000  decrease in net income,  a decrease in receivables  and  prepaid  expenses,  an  increase  in  accounts  payable  and  deferred liabilities,  an  increase  in  deferred  expenses  and  inventories,  decreases  in air
traffic  liability,   and  the  repayment  of  excess   Stabilization  Act  compensation
received.  Included in cash provided by operating  activities was a $10,000,000  advance payment on the new  affinity  card  program we  launched in May 2003.  Cash  provided by operating  activities  for the  year  ended  March  31,  2002 was  $40,294,000.  This is attributable  to our net income for the period,  increase in deferred tax  expense,  and increases  in  air  traffic  liability,  other  accrued  expenses,  accrued  maintenance expenses,  and deferred rent, offset by increases in restricted  investments,  security, maintenance  and other deposits,  and  inventories,  and decreases in accounts  payable.
Also,  included in cash  provided by operating  activities  for the year ended March 31,
2002 is $4,835,000  of amounts  received in excess of allowable  direct and  incremental losses  reimbursable  under the  Stabilization  Act incurred from  September 11, 2001 to
December  31, 2001.  This amount is included as a liability  on our balance  sheet as of
March 31, 2002.

       Cash  used in  investing  activities  for the  year  ended  March  31,  2003  was
$194,849,000.   We  used   $239,308,000  for  the  purchase  of  six  additional  Airbus aircraft,  rotable  aircraft  components,  LiveTV  for the  Airbus  aircraft,  leasehold improvements  and other general  equipment  purchases.  Net aircraft  lease and purchase
deposits  and  restricted   investments   decreased  by  $12,892,000   and   $1,177,000,
respectively,  during  this  period.  During  the year  ended  March 31,  2003,  we took delivery of six  purchased  Airbus  aircraft and applied their  respective  pre-delivery
payments   to  the   purchase  of  those   aircraft.   Additionally,   we   completed  a
sale-leaseback  transaction  on one of our  purchased  aircraft  and assigned a purchase
commitment  on  another   Airbus  A319  to  a  lessor,   generating   cash  proceeds  of
approximately  $12,306,000  from  the  sale  of  one  aircraft  and  the  return  of the pre-delivery  payments  relating  to the  purchase  commitment  assigned.  We  agreed to lease both of these aircraft over a five-year  term.  Cash used by investing  activities for the year ended March 31, 2002 was  $134,529,000.  Net  aircraft  lease and  purchase deposits  increased by  $17,483,000.  During the year ended March 31, 2002, we exercised purchase  options for three Airbus A319  aircraft,  and advanced  their  delivery  dates from  the  third  and  fourth  calendar  quarters  of 2004 to May and June  2002,  which required  deposits of  $9,603,000.  Additionally,  we amended the purchase  agreement to add two additional  Airbus A319 aircraft,  for delivery in December 2002, which required additional  deposits  in March 2002 of  $3,602,000.  We also used  $118,183,000  for the
purchase  of  our  first  three  Airbus  aircraft  and  to  purchase   rotable  aircraft
components  to  support  the  Airbus  fleet,  as well as a spare  engine  for the Boeing fleet,  leasehold  improvements for our new reservations  center,  computer software for the new maintenance and accounting systems and other general equipment purchases.

       Cash  provided  by  financing  activities  for the years ended March 31, 2003 and
2002 were  $209,787,000  and  $72,538,000,  respectively.  In February 2003, we received
$70,000,000 from the Government  Guaranteed Loan, of which  $63,000,000 is guaranteed by the  federal  government  as  a  result  of  a  loan  program  provided  for  under  the
Stabilization  Act.  During  the years  ended  March 31,  2003 and  March 31,  2002,  we borrowed  $171,000,000  and  $72,000,000,  respectively,  to finance  the  purchases  of
Airbus aircraft,  of which  $28,946,000 and $1,942,000 were repaid during the respective periods.  In December  2002, we entered into a sales  leaseback  transaction  for one of our purchased  aircraft.  We received net proceeds of approximately  $5,300,000 from the sale of this  aircraft,  net of  repayment  of debt that  collateralized  this  aircraft totaling  $22,772,000 and payment of fees associated with the early  extinguishments  of the debt.  During the years ended March 31, 2003 and 2002,  we received  $1,275,000  and
$3,184,000, respectively, from the exercise of common stock options.

       DIA,  our primary  hub for  operations,  has  developed  preliminary  plans for a significant  expansion  of  Concourse  A,  where our  aircraft  gates are  located.  The expansion  will  add as many as 10 gates  for  full-size  commercial  jet  aircraft  and several more gates for smaller  regional  jets. We have expressed  preliminary  interest in entering into a long-term lease  arrangement  with the airport  authority for the use of  additional  aircraft  gates in  connection  with our overall  expansion  plans.  The amount we would be charged  under this lease  will  depend on the  ultimate  cost of the project,  the amount of space to which we commit,  the financing  structure and interest cost and the final  method by which the airport  authority  allocates  the  construction costs  among  the  airlines.  The  current  state  of  the  industry  and  uncertainties involving United  Airlines,  DIA's dominant  carrier,  have placed these expansion plans on hold.

       We have been assessing our liquidity  position in light of our aircraft  purchase commitments  and other  capital  needs,  the  economy,  our  competition,  the events of
September  11,  the war with  Iraq,  and other  uncertainties  surrounding  the  airline industry.  Prior to applying for a government  guaranteed  loan under the  Stabilization
Act, we filed a shelf  registration  with the  Securities  and  Exchange  Commission  in
April 2002 that would  allow us to sell equity or debt  securities  from time to time as market conditions permit.  Subsequent to this shelf  registration  filing, our financial performance  along with  bankruptcies  and the threat of  bankruptcies of other airlines has had a  significant  adverse  effect on our access to the capital  markets.  Although the Government  Guaranteed  Loan has improved our liquidity,  we may need to continue to explore  avenues  to  sustain  our  liquidity  in the  current  economic  and  operating environment.  We intend to  continue  to examine  the  propriety  of domestic or foreign bank aircraft  financing,  bank lines of credit and aircraft  sale-leasebacks  and other transactions as necessary to support our capital and operating needs.

Emergency Wartime Supplemental Appropriations Act

       The Emergency Wartime Supplemental  Wartime Supplemental  Appropriations Act (the
"Appropriations  Act"),  enacted on April 16, 2003,  made available  approximately  $2.3 billion  to U.S.  flag air  carriers  for  expenses  and  revenue  foregone  related  to aviation  security.  In order to have been  eligible  to receive a portion of this fund, air carriers must have paid one or both of the TSA security  fees,  the  September  11th
Security  Fee  and/or  the  Aviation  Security  Infrastructure  Fee  as of the  date  of enactment  of the  Appropriations  Act.  According  to the  Appropriations  Act,  an air
carrier may use the amount received as the air carrier determines.

       Additionally,  the Appropriations  Act provided for additional  reimbursements to be made to U.S.  flag air carriers for costs  incurred  related to the FAA  requirements for enhanced  flight deck door  security  measures that were mandated as a result of the
September  11  terrorist  attacks.  We are  unable  to  determine  how much of the costs incurred will be reimbursed.

Contractual Obligations

       The following table summarizes our contractual obligations as of March 31, 2003:

                                        Less than            1-3         4-5         After
                                         1 year             years       years       5 years        Total
Long-term debt (1)                   $  20,473,000   $  39,003,000  $ 68,501,000  $ 154,235,000  $  282,212,000
Capital lease obligations                   66,000                                                       66,000
Operating leases (2)                    83,326,000     138,269,000   111,760,000    328,517,000     661,872,000
Unconditional purchase obligations(3)  107,870,000      37,749,000                                  145,619,000

Total contractual cash obligations   $ 211,735,000   $ 215,021,000  $180,261,000  $ 482,752,000  $1,089,769,000
                                    =============================================================================

(1)  In February  2003, we obtained a  $70,000,000  Government  Guaranteed  Loan of which
     $69,300,000 was guaranteed by the Air Transportation  Stabilization  Board ("ATSB")
     and two  other  parties.  The loan has three  tranches;  Tranche  A,  Tranche B and
     Tranche   C,  in   amounts   totaling   $63,000,000,   $6,300,000   and   $700,000,
     respectively.  At March 31, 2003, the interest rates were 2.09%,  2.44%, and 3.89%, respectively.  The  interest  rates on each  tranche of the loan  adjust  quarterly based on LIBOR rates.  The loan requires  quarterly  installments of  approximately
     $2,642,000  beginning in December 2003 with a final balloon  payment of $33,000,000 due in June 2007.  Upon  receipt of our  income  tax  receivable,  which is pledged under this loan  agreement,  we are required to make a pre-payment of  $10,000,000, which is  applied  against  the  next  successive  installments  due.  Interest  is payable  quarterly,  in  arrears.  Guarantee  fees of  4.5%  annually  are  payable quarterly in advance to the  guarantors  of the Tranche A and Tranche B loans.  The loan facility is secured by substantially  all of the assets of ours not previously encumbered.  In connection  with this  transaction,  we issued warrants to purchase of  3,833,946  shares of our common stock at $6.00 per share to the ATSB and to two other  guarantors.  The  warrants had an estimated  fair value of  $9,282,538  when issued and expire seven years after issuance.  The fair value for these options was estimated at the date of grant using a  Black-Scholes  option pricing  model.  This amount is being  amortized  to  interest  expense  over the life of the  loan.  The effective  interest rate on the notes is  approximately  10.26% including the value of the warrants and other costs  associated with obtaining the loan,  assuming that the  variable  interest  rates  payable on the notes at March 31,  2003.  The notes contain certain  covenants  including  liquidity tests. We are not required to meet certain  liquidity  tests until the quarter  ending  March 31,  2004.  Unrestricted cash balances  cannot be less than  $25,000,000  at any time through  September 30,
     2004 or $75,000,000  thereafter.  We are in compliance  with these  requirements at
     March 31, 2003.

     During the year ended March 31, 2002, we entered into a credit  agreement to borrow up to  $72,000,000  for the  purchase  of  three  Airbus  aircraft  with a  maximum borrowing of  $24,000,000  per  aircraft.  During the year ended March 31, 2003, we entered into a sale-leaseback  transaction for one of these purchased  aircraft and repaid the remaining loan with the proceeds of the sale.  Each  remaining  aircraft loan  has a term  of 10  years  and  is  payable  in  equal  monthly  installments, including  interest,  payable in arrears.  The aircraft  secure the loans.  Each of the remaining  loans require  monthly  principal and interest  payments of $215,000 and $218,110,  bears interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment  totaling  $10,200,000 is due with respect to each loan.

     During the year ended March 31, 2003, we entered into  additional  loans to finance seven  additional  Airbus  aircraft with interest rates based on LIBOR plus margins that adjust  quarterly  or  semi-annually.  At March 31, 2003,  interest  rates for these loans  ranged from 2.56% to 3.01%,  each loan has a term of 12 years and each loan has balloon  payments  ranging from $4,800,000 to $7,770,000 at the end of the term.  The loans are secured by a aircraft.

(2)  As of March 31,  2003,  we lease eight  Airbus 319 type  aircraft and 19 Boeing 737 type aircraft under  operating  leases with  expiration  dates ranging from 2003 to
     2014.  Under these  leases,  we have made cash  security  deposits or arranged  for letters  of credit  representing  approximately  two months of lease  payments  per aircraft.  At March 31, 2003, we had made cash security  deposits of $6,321,000 and had arranged for letters of credit of $6,959,000  collateralized by restricted cash balances.  Additionally,  we are  required to make  supplemental  rent  payments to cover the cost of major scheduled  maintenance  overhauls of these aircraft.  These supplemental  rent  payments  are based on the number of flight  hours flown and/or flight  departures  and are not  included  as an  obligation  in the  table  above.
     During the year ended March 31, 2003,  we returned  five leased Boeing 737 aircraft to the aircraft lessor.

     As a  complement  to our  Airbus  purchase  agreement,  in April  2000 we signed an agreement,  as subsequently  amended, to lease 15 new Airbus aircraft for a term of
     12  years.  As of  March  31,  2003,  we had made  cash  security  deposits  on the remaining  nine  aircraft we agreed to lease and have made cash  security  deposits and arranged for issuance of letters of credit totaling  $2,471,000 and $1,853,000, respectively,  to  secure  these  leases.  Our  restricted  cash  balance  includes
     $1,853,000 that collateralizes the outstanding letters of credit.

     We also lease office and hangar space,  spare engines and office  equipment for our headquarters  and airport  facilities,  and certain other equipment with expiration dates  ranging  from 2003 to 2014.  In  addition,  we lease  certain  airport  gate
     facilities  on  a  month-to-month   basis.   Amounts  for  leases  that  are  on  a
     month-to-month basis are not included as an obligation in the table above.

(3)  We have adopted a fleet  replacement  plan to phase out our Boeing 737 aircraft and replace them with a combination  of Airbus A319 and A318  aircraft.  In March 2000, we entered into an agreement,  as  subsequently  amended,  to purchase up to 31 new
     Airbus  aircraft.  Included  in the  purchase  commitment  are  amounts  for  spare aircraft  components  to support  the  aircraft.  We are not under any  contractual obligations  with  respect  to spare  parts.  As of March  31,  2003,  we had taken delivery  of 11 of  these  aircraft,  one of  which  we sold in  December  2002 and assigned one purchase  commitment to a lessor in February  2003. We agreed to lease each of these  aircraft  over a  five-year  term.  As of March  31,  2003,  we have
     remaining  firm  purchase   commitments  for  six  additional  aircraft  which  are
     scheduled to be delivered in calendar  years 2003 through 2005.  Under the terms of the purchase  agreement,  we are required to make scheduled  pre-delivery  payments for these aircraft.  These payments are non-refundable with certain exceptions.  As of March 31, 2003, we had made pre-delivery  payments on future deliveries totaling
     $30,532,000 to secure these aircraft and option aircraft.

     In June 2003, we agreed to lease two additional Airbus 318 aircraft,  scheduled for delivery  in May 2004 and March  2005,  and one  additional  Airbus  319  aircraft, scheduled  for  delivery  in  February  2005.  We plan to  operate a minimum  of 35 purchased and leased Airbus aircraft by the fiscal year ended March 31, 2005.

     We have  recently  signed a term  sheet with a European  financial  institution  to provide debt  financing for four of our five A318  aircraft  scheduled for delivery from Airbus in fiscal year 2004.  The terms  permit us to borrow up to  $25,500,000 per aircraft  over a period of either 120 or 144 months at floating  interest  rate with either a  $7,650,000  balloon  payment due at maturity if we elect a 120 month term or $3,060,000 if we elect a 144 month term.  We are also in  discussions  with a leasing company for a sale-leaseback of the A319 aircraft  delivery  scheduled in fiscal  year  2003.  There are no other  purchased  aircraft  due for  delivery  in fiscal year 2003.  The  inability  to close on the A318  financing  could result in delays in or our  inability to take  delivery of Airbus  aircraft we have agreed to purchase, which would have a material adverse effect on us.

     In October 2002 we entered into a purchase and long-term  services  agreement  with
     LiveTV to bring DIRECTV  AIRBORNE(TM)satellite  programming to every seatback in our
     Airbus  fleet.  We completed  the  installation  of the LiveTV system on all Airbus aircraft  in our fleet in  February  2003.  We have  agreed to the  purchase  of 46 units of the  hardware;  however,  we have the option to cancel up to a total of 11 units by providing  written notice of cancellation at least 12 months in advance of installation.  The table  above  includes  the  purchase  commitment  amount for 35 units.

Commercial Commitments

       As we enter new  markets,  increase  the  amount of space  leased,  or add leased aircraft,  we are often  required to provide  the lessor with a letter of credit,  bond, or cash security  deposits.  These  generally  approximate  two months of rent and fees.
As of March 31, 2003, we had  outstanding  letters of credit,  bonds,  and cash security deposits totaling $11,698,000,  $4,146,000,  and $7,500,000,  respectively.  In order to meet these  requirements,  we have a credit  agreement with a financial  institution for up to $1,500,000,  which expires  August 31, 2003,  and another credit  agreement with a second  financial  institution for up to $20,000,000,  which expires  December 31, 2003.
These  credit  lines can be used solely for the  issuance of standby  letters of credit.
Any amounts drawn under the credit  agreements are fully  collateralized by certificates of deposit,  which are carried as restricted  investments  on our balance  sheet.  As of
March 31, 2003,  we have drawn  $11,698,000  under these credit  agreements  for standby letters of credit that  collateralize  certain  leases.  In the event that these  credit agreements are not renewed beyond their present  expiration  dates,  the certificates of deposit would be redeemed and paid to the various  lessors as cash security  deposits in lieu of  standby  letters  of  credit.  As a  result  there  would be no  impact  on our liquidity  if  these  agreements  were  not  renewed.  In  the  event  that  the  surety companies  determined  that issuing  bonds on our behalf were a risk they were no longer willing to  underwrite,  we would be  required to  collateralize  certain of these lease obligations  with either cash  security  deposits  or standby  letters of credit,  which would decrease our liquidity.

       We use  Airlines  Reporting  Corporation  to  provide  reporting  and  settlement services for travel  agency sales and other related  transactions.  In order to maintain the minimum bond (or irrevocable  letter of credit)  coverage of $100,000,  ARC requires participating  carriers to meet, on a quarterly basis,  certain financial tests such as, but not limited to, net profit margin  percentage,  working  capital ratio,  and percent of debt to debt plus equity.  As of March 31,  2003,  we met these  financial  tests and presently  are only  obligated to provide the minimum  amount of $100,000 in coverage to
ARC.  If we were to fail the  minimum  testing  requirements,  we would be  required  to increase  our  bonding  coverage to four times the weekly  agency net cash sales  (sales net of refunds  and agency  commissions).  Based on net cash  sales  remitted  to us for the week ended June 20, 2003,  the  coverage  would be  increased  to  $9,122,000  if we failed the  tests.  If we were  unable to  increase  the bond  amount as a result of our then  financial  condition,  we could be  required  to provide a letter of credit  which would restrict cash in an amount equal to the letter of credit.

      Our  agreement  with our Visa and  MasterCard  processor  requires  us to  provide collateral for Visa and MasterCard  sales  transactions  equal to 50% of our air traffic
liability   associated  with  these   transactions.   As  of  March  31,  2003,  we  had
established  collateral  for  these  transactions  totaling  $12,909,000.  As of June 6,
2003,  we are required to increase the  collateral to  $15,932,000.  If we are unable to meet the  collateral  requirements  or if it is  determined  that we have  experienced a material  adverse  change  in  our  financial  position,  we may  be  subject  to a 100%
holdback of cash from Visa and  MasterCard  transactions  until the  passenger is flown, or potentially, termination of the contract.

       Immediately  following  the  events  of  September  11,  our  aviation  war  risk underwriters  limited  war risk  passenger  liability  coverage  on third  party  bodily injury and  property  damage to $50  million  per  occurrence.  A special  surcharge  of
$1.25 per  passenger  carried was  established  as the premium for this  coverage by our commercial  underwriters.  At the same time,  the FAA  provided  us  supplemental  third party  war  risk  coverage  from  the  $50  million  limit  to $1.6  billion.  Effective
December  16, 2002,  the FAA amended  this  coverage to include war risk hull as well as passenger,  crew and property  liability  insurance.  In February 2003, we cancelled our commercial  hull and  liability war risk  coverage  after binding the FAA coverage.  The premium  for the  revised FAA war risk  coverage  is derived  from a formula  that takes into account total  enplanements,  total revenue  passenger miles, and total revenue ton miles flown, and is significantly  less than the original  commercial  coverage premium.
While the  Appropriations  Act authorized the government to offer both policies  through
August 31, 2004,  the current  policies  are in effect until August 12, 2003.  We do not know  whether the  government  will extend the  coverage,  and if it does,  how long the extension will last. We expect that if the government  stops  providing  excess war risk coverage to the airline  industry,  the premiums  charged by aviation  insurers for this coverage  will be  substantially  higher  than the  premiums  currently  charged  by the government or the coverage will simply not be available from reputable underwriters.

       In November  2002,  we  initiated a fuel  hedging  program  comprised of swap and collar  agreements.  Under a swap agreement,  we receive the difference  between a fixed swap price and a price based on an agreed  upon  published  spot price for jet fuel.  If the index price is higher than the fixed price,  we receive the  difference  between the fixed price and the spot  price.  If the index  price is lower,  we pay the  difference.
A collar  agreement  has a cap price,  a primary  floor  price,  and a  secondary  floor price.  When the U.S.  Gulf Coast  Pipeline Jet index price is above the cap, we receive the  difference  between  the  index  and the cap.  When the  index  price is below  the primary floor but above the secondary  floor,  we pay the  difference  between the index and the primary  floor.  However,  when the price is below the secondary  floor,  we are only obligated to pay the difference between the primary and secondary floor prices.

       In November  2002,  we entered into a swap  agreement  with a notional  volume of
770,000  gallons per month of jet fuel for the period  from  December 1, 2002 to May 31,
2003.  The fixed price  under this  agreement  is 72.25  cents per  gallon.  The volumes were  estimated  to represent  10% of our fuel  purchases  for that  period.  We entered into a second  contract a three-way  collar in November  2002 with a notional  volume of
385,000  gallons per month for the period  December 1, 2002 to November  30,  2003.  The cap prices for this  agreement  is 82 cents per gallon,  and the  primary and  secondary floor  prices  are at 72 and 64.5  cents per  gallon  respectively.  The  volume of fuel covered by this  contract is estimated to  represent 5% of our fuel  purchases  for that period.  In March 2003, we entered into a second swap agreement  with a notional  volume of  1,260,000  gallons  per month for the period  from  April 1, 2003 to June 30,  2003.
The fixed price of the swap is 79.25  cents per gallon and the  agreement  is  estimated to  represent  15% of our fuel  purchases  for that  period.  In April 2003,  we entered into a third swap  agreement with a notional  volume of 1,260,000  gallons per month for the  period  from July 1, 2003 to  December  31,  2003.  The fixed  price of the swap is
71.53 cents per gallon and the  agreement  is  estimated  to  represent  15% of our fuel purchases  for that  period.  The  results of  operations  for the year ended  March 31,
2003  include  an  unrealized   derivative   loss  of  $167,046  which  is  included  in
nonoperating  income  (expense)  and a realized gain of  approximately  $726,000 in cash settlements  from a counter-party  recorded as a reduction of fuel expense.  We were not a party to any derivative contracts during the years ended March 31, 2002 or 2001.

       In March 2003,  we entered into an interest rate swap  agreement  with a notional amount of  $27,000,000 to a portion of the  $70,000,000  Government  Guaranteed  Loan as discussed  above.  Under the interest  rate swap  agreement,  we are paying a fixed rate of 2.45% and  receive a  variable  rate  based on the three  month  LIBOR.  At March 31,
2003,  our interest  rate swap  agreement had an estimated  unrealized  loss of $132,282 which was recorded as an unrealized  loss and is included in  non-operating  expenses in the  statement  of  operations.  We did not  have  any  interest  rate  swap  agreements outstanding during the years ended March 31, 2002 or 2001.

      Effective  January 1, 2003, we entered into an engine  maintenance  agreement with
GE Engine Services,  Inc. ("GE") for the servicing,  repair,  maintenance and functional testing of our aircraft  engines  used on our Airbus  aircraft.  The  agreement is for a
12-year  period from the  effective  date for our owned  aircraft or December  31, 2014, whichever  comes  first,  and for each  leased  aircraft,  the term  coincides  with the initial  lease term of 12 years.  This  agreement  precludes us from using another third party for such services during the term.  This agreement  requires  monthly  payments at a specified rate  multiplied by the number of flight hours flown on the aircraft  during that month.  The amounts due based on useage are not included in table above.

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

Impairment of Long-Lived Assets

       We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets.  If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. During the year ended March 31, 2002, we wrote down the carrying value of rotable parts that support the Boeing 737-200 aircraft by $1,512,000, as a result of dimished demand for that aircraft type.  The write downs are charged to maintenance expenses.  The amount of the wirte down was based on prevailing market values at that time.

 Aircraft Maintenance

       We operate under an FAA-approved  continuous  inspection and maintenance program.
We  account  for  maintenance  activities  on the  direct  expense  method.  Under  this method,  major  overhaul  maintenance  costs are  recognized  as expense as  maintenance services  are  performed,  as  flight  hours are  flown  for  nonrefundable  maintenance payments  required by lease  agreements,  and as the obligation is incurred for payments made  under  service  agreements.  Routine  maintenance  and  repairs  are  charged  to operations as incurred.  Prior to fiscal 2003 we accrued for major  overhaul  costs on a per-flight-hour basis in advance of performing the maintenance services.

       Effective  January  1,  2003,  we and  GE  executed  a  12-year  engine  services agreement (the "Services  Agreement")  covering the scheduled and unscheduled  repair of
Airbus  engines.  Under  the  terms of the  Services  Agreement,  we  agreed to pay GE a fixed rate  per-engine-hour,  payable  monthly,  and GE assumed  the  responsibility  to overhaul  our engines on Airbus  aircraft as  required  during the term of the  Services
Agreement,  subject to certain  exclusions.  We believe the fixed rate  per-engine  hour approximates  the  periodic  cost we would  have  incurred  to  service  those  engines.
Accordingly, these payments are expensed as the obligation is incurred.

Derivative Instruments

       We have  entered  into  derivative  instruments  which are intended to reduce our exposure to changes in fuel prices and  interest  rates.  We account for the  derivative
instruments   entered  into  as  trading  instruments  under  FASB  Statement  No.  133,
"Accounting  for  Derivative  instruments  and Hedging  Activities"  and record the fair value of the  derivatives  as an asset or liability as of each  balance  sheet date.  We record  any  settlements  received  or  paid  as an  adjustment  to the  cost of fuel or interest expense.

Customer Loyalty Programs

       In February  2001,  we  established  EarlyReturns,  a frequent  flyer  program to encourage  travel on its airline and customer  loyalty.  We account for the EarlyReturns program  under the  incremental  cost  method  whereby  travel  awards are valued at the incremental  cost of  carrying  one  passenger  based  on  expected  redemptions.  Those incremental  costs  are  based on  expectations  of  expenses  to be  incurred  on a per passenger  basis  and  include  food  and  beverages,  fuel,  liability  insurance,  and ticketing  costs.  The  incremental  costs do not include a  contribution  to  overhead, aircraft  cost  or  profit.  We  do  not  record  a  liability  for  mileage  earned  by participants  who have not  reached  the  level to  become  eligible  for a free  travel
award.   We  believe  this  is   appropriate   because  the  large   majority  of  these
participants  are  not  expected  to  earn a free  flight  award.  We do  not  record  a liability for the expected  redemption of miles for non-travel  awards since the cost of these awards to us is negligible.

       As of March 31, 2003 and 2002, we estimated that  approximately  14,615 and 4,600 round-trip  flight awards,  respectively,  were eligible for redemption by  EarlyReturns members who have mileage  credits  exceeding the 15,000-mile  free  round-trip  domestic ticket  award  threshold.  Of these  earned  awards,  we expect that  approximately  84%
would be redeemed.  The difference  between the round-trip  awards  outstanding  and the awards  expected  to be  redeemed  is the  estimate  of awards  which  will (1) never be redeemed,  or (2) be  redeemed  for  something  other than a free trip.  As of March 31,
2003 and 2002,  we had  recorded a liability  of  approximately  $283,000  and  $65,000, respectively, for these rewards.

New Accounting Standards

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
We classified our loss on early  extinguishment  of debt as a  non-operating  expense in our  statement of  operations  rather than as an  extraordinary  item as was  previously required before the issuance of SFAS No. 145.

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
Restructuring)."  In  May  2003,  we  ceased  using  one of our  leased  Boeing  737-200 aircraft  prior to the lease  expiration  date and plan to cease  using  two  additional
Boeing  737-200  aircraft in July 2003.  We will record a liability and an expense equal to the fair value of the remaining  payments  required  under the leases in the quarters ending June 30, 2003 and September 30, 2003.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's  Accounting
and  Disclosure   Requirements  for  Guarantees,   Including   Indirect   Guarantees  of
Indebtedness  to others,  an  interpretation  of FASB Statements No. 5, 57 and 107 and a rescission  of FASB  Interpretation  No.  34."  This  Interpretation  elaborates  on the disclosures  to be made by a guarantor  in its interim  and annual  financial  statement about its obligations under guarantees issued.  The  Interpretation  also clarifies that a guarantor is required to recognize,  at inception of a guarantee,  a liability for the fair  value of the  obligation  undertaken.  The  initial  recognition  and  measurement provisions of the  Interpretation  are applicable to guarantees issued or modified after
December 31, 2002. The disclosure  requirements  are effective for financial  statements of interim or annual  periods  ending after  December 15,  2002.  We have not  currently
guaranteed  any   indebtedness   of  others,   and   therefore,   the  adoption  of  the
interpretation  did not  have an  impact  on our  results  of  operations  or  financial position.

       In December  2002,  the FASB issued SFAS No.  148,  "Accounting  for  Stock-Based
Compensation-Transition  and  Disclosure".  This  Statement  amends FASB  Statement  No.
123,  "Accounting  for  Stock-Based  Compensation",  to provide  alternative  methods of transition  for a voluntary  change to the fair value  based  method of  accounting  for stock-based  employee  compensation.  In addition,  this Statement amends the disclosure requirements  of  Statement  123 to require  prominent  disclosures  in both  annual and interim  financial  statements  about the method of accounting  for stock based employee compensation  and the  effect  of the  method  used on  reported  results.  We have  not adopted the fair value  method of  accounting  for stock  options,  and  therefore,  the adoption  of SFAS  No.  148 did not  have an  effect  on our  results  of  operation  or financial position.

       In  January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of
Variable  Interest  Entities,  and  Interpretation  of ARB No. 51." This  Interpretation
addresses the  consolidation by business  enterprises of variable  interest  entities as defined in the  Interpretation.  The  Interpretation  applies  immediately  to  variable interest in variable  interest  entities  created after January 31, 2003.  For nonpublic enterprises,  such  as us,  with a  variable  interest  in a  variable  interest  entity created  before  February 1, 2003,  the  Interpretation  is applied to the enterprise no later  than the end of the  first  annual  reporting  period  beginning  after  June 15,
2003. The  Interpretation  requires certain  disclosures in financial  statements issued after  January  31,  2003 if it is  reasonably  possible  that we  will  consolidate  or disclose  information about variable interest entities when the  Interpretation  becomes effective.  The  application of this  Interpretation  is not expected to have a material effect on our financial statements.

        In April 2003,  the FASB issued SFAS No. 149,  "Amendment  of  Statement  133 on
Derivative  Instruments  and Hedging  Activities".  This Statement  amends and clarifies financial  accounting  and  reporting  for  derivative  instruments,  including  certain derivative  instruments  embedded  in  other  contracts  (collectively  referred  to  as derivatives) and for hedging  activities  under FASB Statement No. 133,  "Accounting for
Derivative  instruments  and  Hedging  Activities".  This  Statement  is  effective  for contracts  entered  into or modified  after June 30,  2003 and for hedging  relationships designated  after June 30, 2003.  The  application  of this Statement is not expected to have a material effect on our financial statements.

        In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments  with  Characteristics  of Both  Liabilities  and  Equity".  This  Statement
establishes  standards  for how an issuer  classifies  and  measures  certain  financial instruments with  characteristics  of both  liabilities and equity.  It requires that an issuer  classify a financial  instrument  that is within its scope as a liability (or an asset in some  circumstances).  This  Statement is effective for  financial  instruments entered  into or modified  after May 31, 2003 and for  hedging  relationships  designated after June 30,  2003.  The  application  of this  Statement  is not  expected  to have a material effect on our financial statements.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft fuel

       Our earnings are  affected by changes in the price and  availability  of aircraft fuel.  Market  risk is  estimated  as a  hypothetical  10 percent  change in the average cost per gallon of fuel for the year ended  March 31,  2003.  Based on fiscal  year 2003 actual fuel usage,  such a change would have the effect of increasing or decreasing  our aircraft fuel expense by  approximately  $8,590,000 in fiscal year 2003.  Comparatively, based on projected  fiscal year 2004 fuel usage,  such a change would have the effect of increasing  or  decreasing  our aircraft fuel expense by  approximately  $10,089,000  in fiscal year 2004  excluding the effects of our fuel hedging  arrangements.  The increase in exposure  to fuel price  fluctuations  in fiscal year 2004 is due to the  increase of our  average  aircraft  fleet  size  during  the year ended  March 31,  2003,  projected increases  to our fleet  during  the year  ended  March  31,  2004 and  related  gallons purchased.

       As of March 31, 2003, we had hedged  approximately  8.3% of our projected  fiscal
2004  fuel  requirements.  In  November  2002,  we  initiated  a  fuel  hedging  program comprised  of swap  and  collar  agreements.  Under a swap  agreement,  we  receive  the difference  between a fixed swap  price and a price  based on an agreed  upon  published spot  price  for jet fuel.  If the  index  price is  higher  than the  fixed  price,  we receive the  difference  between the fixed price and the spot price.  If the index price is lower,  we pay the  difference.  A collar  agreement has a cap price, a primary floor price,  and a secondary  floor price.  When the U.S. Gulf Coast Pipeline Jet index price is above the cap, we receive  the  difference  between  the index and the cap.  When the index  price is below  the  primary  floor but above  the  secondary  floor,  we pay the difference  between the index and the primary  floor.  However,  when the price is below the secondary  floor,  we are only obligated to pay the  difference  between the primary and secondary floor prices.

       In November  2002,  we entered into a swap  agreement  with a notional  volume of
770,000  gallons per month of jet fuel for the period  from  December 1, 2002 to May 31,
2003.  The fixed price  under this  agreement  is 72.25  cents per  gallon.  The volumes were  estimated  to represent  10% of our fuel  purchases  for that  period.  We entered into a three-way  collar in November  2002,  with a notional  volume of 385,000  gallons per month for the period  December  1, 2002 to  November  30,  2003.  The cap prices for this  agreement is 82 cents per gallon,  and the primary and secondary  floor prices are
72 and  64.5  cents  per  gallon,  respectively.  The  volume  of fuel  covered  by this contract is estimated to represent 5% of our fuel  purchases  for that period.  In March
2003,  we entered  into a second  swap  agreement  with a notional  volume of  1,260,000 gallons  per month for the period from April 1, 2003 to June 30,  2003.  The fixed price of the swap is 79.25 cents per gallon and the  agreement is  estimated to represent  15%
of our fuel  purchases  for that  period.  In April 2003,  we entered  into a third swap agreement  with a notional  volume of  1,260,000  gallons  per month for the period from
July 1,  2003 to  December  31,  2003.  The fixed  price of the swap is 71.53  cents per gallon and the  agreement is estimated to represent  15% of our fuel  purchases for that period.  The  results  of  operations  for the year  ended  March 31,  2003  include  an unrealized  derivative  loss of  $167,046  which  is  included  in  nonoperating  income
(expense)  and a realized  gain of  approximately  $726,000 in cash  settlements  from a counter-party  recorded  as a  reduction  of fuel  expense.  We were  not a party to any derivative contracts during the years ended March 31, 2002 or 2001.

Interest

       We are  susceptible to market risk  associated  with changes in interest rates on long-term debt  obligations we incurred to finance the purchases of our Airbus  aircraft and our  Government  Guaranteed  Loan.  Interest  expense  on seven of our owned  Airbus
A319  aircraft  is  subject  to  interest  rate  adjustments  every  three to six months depending  upon changes in the  applicable  LIBOR rate.  The interest rate on borrowings under our  credit  agreement  also is  subject  to  adjustment  based on  changes in the applicable  LIBOR  rates.  A change  in the base  LIBOR  rate of 100 basis  points  (1.0 percent) would have the effect of increasing or decreasing our annual  interest  expense by  $2,378,000  assuming  the  loans  outstanding  that are  subject  to  interest  rate adjustments  at March 31, 2003  totaling  $237,778,000  are  outstanding  for the entire period.  As of March  31,  2003,  we had  hedged  approximately  11.4%  of our  variable interest rate loans.

       In March 2003,  we entered into an interest rate swap  agreement  with a notional amount of  $27,000,000 to a portion of the  $70,000,000  Government  Guaranteed  Loan as discussed  above.  Under the interest  rate swap  agreement,  we are paying a fixed rate of 2.45% and  receive a variable  rate based on the three  month  LIBOR over the term of the swap which expires in March 2007.

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
be held on September  4, 2003.  We will file the  definitive  Proxy  Statement  with the
Commission on or before July 29, 2003.

Item 11.   Executive Compensation.

       The information  required by this Item is incorporated herein by reference to the data under the heading  "Executive  Compensation"  in the Proxy  Statement to be used in connection  with the  solicitation  of proxies for our annual meeting of shareholders to be held on September  4, 2003.  We will file the  definitive  Proxy  Statement  with the
Commission on or before July 29, 2003.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

       The information  required by this Item is incorporated herein by reference to the data under the heading "Voting  Securities and Principal  Holders  Thereof" in the Proxy
Statement  to be used in  connection  with the  solicitation  of proxies  for our annual meeting of  shareholders  to be held on September 4, 2003.  We will file the  definitive
Proxy Statement with the Commission on or before July 29, 2003.

Item 13.   Certain Relationships and Related Transactions.

       The information  required by this Item is incorporated herein by reference to the data under the  heading  "Related  Transactions"  in the Proxy  Statement  to be used in connection  with the  solicitation  of proxies for our annual meeting of shareholders to be held on September  4, 2003.  We will file the  definitive  Proxy  Statement  with the
Commission on or before July 29, 2003.

Item 14. Controls and Procedures

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

Item 15.   Principal Accountant Fees and Services

       The information  required by this Item is incorporated herein by reference to the data under the heading  "Principal  Accountant Fees and Services" in the Proxy Statement
to be used in  connection  with the  solicitation  of proxies for our annual  meeting of shareholders  to be held on  September  4,  2003.  We will  file  the  definitive  Proxy
Statement with the Commission on or before July 29, 2003.

                                    PART IV

Item 16(a):  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit
Numbers           Description of Exhibits

Exhibit 3 - Articles of Incorporation and Bylaws:

    3.1           Restated  Articles of  Incorporation  of the Company.  (Exhibit 3.1 to
                  the  Company's  Quarterly  Report on Form 10-Q for the  quarter  ended
                  September 30, 1999)

    3.2           Amended  and  Restated  Bylaws  of the  Company.  (Exhibit  3.2 to the
                  Company's  Quarterly  Report  on  Form  10-Q  for  the  quarter  ended
                  September 30, 1999)

Exhibit 4 - Instruments defining the rights of security holders:

    4.1           Specimen  common stock  certificate  of the  Company.  (Exhibit 4.1 to the Company's  Registration Statement on Form SB-2, declared effective
                  May 20, 1994)

    4.2           Rights  Agreement,  dated as of February  20, 1997,  between  Frontier
                  Airlines,   Inc.  and  American  Securities  Transfer  &  Trust,  Inc,
                  including  the form of Rights  Certificate  and the  Summary of Rights attached  thereto as Exhibits A and B,  respectively  (Exhibit  3.1 to the Company's Registration Statement on Form 8-A filed March 12, 1997)

    4.2(a)        Amendment to Rights  Agreement  dated June 30, 1997.  (Exhibit  4.4(a)
                  to the  Company's  Annual  Report on Form  10-KSB  for the year  ended
                  March 31, 1997; Commission File No. 0-24126)

    4.2(b)        Amendment  to  Rights  Agreement  dated  December  5,  1997.  (Exhibit
                  4.4(b) to the Company's  Annual Report on Form 10-K for the year ended
                  March 31, 1999)

    4.2(c)        Third   Amendment  to  Rights   Agreement  dated  September  9,  1999.
                  (Exhibit  4.4 to the  Company's  Registration  Statement on Form 8-A/A
                  filed October 14, 1999)

    4.2(d)        Fourth  Amendment to Rights  Agreement  dated May 30,  2001.  (Exhibit
                  4.4(d) to the Company's  Annual Report on Form 10-K for the year ended
                  March 31, 2001)

    4.3           Frontier Airlines Inc.  Warrant to Purchase Common Stock, No. 1 - Air
                  Stabilization Board. Two Warrants, dated as of February 14, 2003, substantially identical in all material respect to this Exhibit, have been entered into with each of the Supplemental Guarantors granting each Supplemental Guarantor a warrant to purchase 191,697 shares under the same terms and conditions described in this Exhibit.
                  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 4.5 to the Company's Current Report on Form 8-K
                  dated March 25, 2003)

    4.4           Registration Rights Agreement dated as of February 14, 2003 by and
                  Frontier Airlines, Inc. as the Issuer, and the Holders to Herein of
                  Warrants to Purchase Common Stock, No Par Value.  Portions of this
                  Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under
                  Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
                  (Exhibit 4.6 to the Company's Current Report on Form 8-K dated March
                  25, 2003)

Exhibit 10 - Material Contracts:

   10.1           1994 Stock Option Plan.  (Exhibit 10.3 to the  Company's  Registration
                  Statement on Form SB-2, declared effective May 20, 1994)

   10.1(a)        Amendment  No.  1 to 1994  Stock  Option  Plan.  (Exhibit  10.4 to the
                  Company's  Annual  Report on Form  10-KSB for the year ended March 31,
                  1995; Commission File No. 0-4877)

   10.1(b)        Amendment  No.  2 to 1994  Stock  Option  Plan.  (Exhibit  10.2 to the
                  Company's  Annual  Report on Form  10-KSB for the year ended March 31,
                  1997; Commission File No. 0-24126)

   10.2           Airport Use and Facilities  Agreement,  Denver  International  Airport
                  (Exhibit  10.7 to the  Company's  Annual Report on Form 10-KSB for the
                  year ended March 31, 1995; Commission File No. 0-4877)

   10.3           Space and Use Agreement  between  Continental  Airlines,  Inc. and the
                  Company.  (Exhibit  10.43 to the Company's  Annual Report on Form 10-K
                  for the year ended March 31, 1999)

   10.3(a)        Second  Amendment  to  Space  and Use  Agreement  between  Continental
                  Airlines,  Inc.  and the  Company.  Portions of this Exhibit have been
                  omitted  and  filed   separately  with  the  Securities  and  Exchange
                  Commission  in a  confidential  treatment  request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (filed herewith)

   10.4           Airbus  A318/A319  Purchase  Agreement  dated  as of  March  10,  2000 between AVSA,  S.A.R.L.,  Seller, and Frontier Airlines,  Inc., Buyer.
                  Portions  of  this  exhibit  have  been  excluded  from  the  publicly available  document and an order  granting  confidential  treatment of the  excluded  material  has  been  received.  (Exhibit  10.51  to the
                  Company's  Annual  Report  on Form 10-K for the year  ended  March 31,
                  2000)

   10.5           Aircraft  Lease  Common  Terms  Agreement  dated as of April 20,  2000 between General  Electric Capital  Corporation and Frontier  Airlines,
                  Inc.  Portions of this  exhibit have been  excluded  from the publicly available  document and an order  granting  confidential  treatment of the  excluded  material  has  been  received.  (Exhibit  10.52  to the
                  Company's  Annual  Report  on Form 10-K for the year  ended  March 31,
                  2000)

   10.6           Aircraft Lease Agreement  dated as of April 20, 2000 between  Aviation
                  Financial  Services,   Inc.,  Lessor,  and  Frontier  Airlines,  Inc.,
                  Lessee,  in respect of 15 Airbus A319 Aircraft.  After 3 aircraft were leased under this Exhibit with Aviation  Financial  Services,  Inc. as
                  Lessor,   related  entities  of  Aviation  Financial  Services,   Inc.
                  replaced it as the Lessor,  but each lease with these related entities is substantially  identical in all material  respects to this Exhibit.
                  Portions  of  this  exhibit  have  been  excluded  from  the  publicly available  document and an order  granting  confidential  treatment of the  excluded  material  has  been  received.  (Exhibit  10.53  to the
                  Company's  Annual  Report  on Form 10-K for the year  ended  March 31,
                  2000)

   10.7           Lease  dated as of May 5,  2000  for  Frontier  Center  One,  LLC,  as
                  landlord,  and Frontier  Airlines,  Inc., as tenant.  Portions of this exhibit have been  excluded from the publicly  available  document and an order granting confidential  treatment of the excluded material has been received.  (Exhibit 10.55 to the Company's  Annual Report on Form
                  10-K for the year ended March 31, 2000)

   10.8           Operating  Agreement of Frontier  Center One, LLC, dated as of May 10,
                  2000  between Shea  Frontier  Center,  LLC,  and 7001 Tower,  LLC, and
                  Frontier  Airlines,  Inc.  Portions of this exhibit have been excluded
                  from  the  publicly   available   document   and  an  order   granting
                  confidential  treatment  of the excluded  material has been  received.
                  (Exhibit  10.56 to the  Company's  Annual  Report on Form 10-K for the
                  year ended March 31, 2000)

   10.9           Standard  Industrial  Lease  dated  April 27,  2000,  between  Mesilla
                  Valley  Business Park, LLC,  landlord,  and Frontier  Airlines,  Inc.,
                  tenant.   Portions  of  this  exhibit  have  been  excluded  from  the
                  publicly  available  document  and  an  order  granting   confidential
                  treatment of the excluded  material has been received.  (Exhibit 10.57 to the  Company's  Annual Report on Form 10-K for the year ended March
                  31, 2000)

   10.10          General Terms  Agreement No.  6-13616  between CFM  International  and
                  Frontier  Airlines,  Inc.  Portions of this exhibit have been excluded
                  from  the  publicly   available   document   and  an  order   granting
                  confidential  treatment  of the excluded  material has been  received.
                  (Exhibit 10.60 to the Company's  Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 2000)

   10.11          Lease  Agreement  dated as of December 15, 2000 between Gateway Office
                  Four, LLC,  Lessor,  and Frontier  Airlines,  Inc.,  Lessee.  (Exhibit
                  10.61 to the Company's  Quarterly  Report on Form 10-Q for the quarter ended December 31, 2000)

   10.12          Code  Share  Agreement  dated  as of  May  3,  2001  between  Frontier
                  Airlines,  Inc.  and  Great  Lakes  Aviation,  Ltd.  Portions  of this exhibit have been  excluded from the publicly  available  document and an order granting confidential  treatment of the excluded material has been received.  (Exhibit 10.62 to the Company's  Annual Report on Form
                  10-K for the year ended March 31, 2001)

   10.12(a)       Amendment  No. 1 to the  Codeshare  Agreement  dated as of May 3, 2001 between  Frontier  Airlines,  Inc.  and  Great  Lakes  Aviation,  Ltd.
                  Portions  of  the  exhibit  have  been   excluded  from  the  publicly
                  available document andan order granting confidential  treatment of the
                  excluded  material  has  been  received.   (Exhibit  10.62(a)  to  the
                  Company's  Quarterly  Report  on  Form  10-Q  for  the  quarter  ended
                  December 31, 2001)

   10.13          Codeshare   Agreement   between  Mesa  Airlines,   Inc.  and  Frontier
                  Airlines,  Inc.  (Exhibit 10.61 to the Company's  Quarterly  Report on
                  Form 10-Q for the quarter ended September 30, 2001)

   10.14(a)       Amendment  No. 1 to the Codeshare  Agreement  dated as of September 4,
                  2001  between  Mesa  Airlines,   Inc.  and  Frontier  Airlines,   Inc.
                  Portions  of  this  exhibit  have  been  excluded  from  the  publicly available  document and an order  granting  confidential  treatment of the excluded  material  has been  received.  (Exhibit  10.65(a) to the
                  Company's  Quarterly  Report  on  Form  10-Q  for  the  quarter  ended
                  December 31, 2001)

   10.14(b)       Amendment  No. 2 to  Codeshare  Agreement  dated as of  August 1, 2002 between Mesa Airlines,  Inc. and Frontier  Airlines,  Inc. Portions of
                  this  Exhibit  have  been  omitted  and  filed   separately  with  the
                  Securities  and  Exchange  Commission  in  a  confidential   treatment
                  request  under Rule 24b-2 of the  Securities  Exchange Act of 1934, as
                  amended. (filed herewith)

   10.14(c)       Letter  Agreement No. 1 to the Codeshare  Agreement  dated February 1,
                  2003  between  Mesa  Airlines,   Inc.  and  Frontier  Airlines,   Inc.
                  Portions of this Exhibit have been omitted and filed  separately  with the  Securities and Exchange  Commission in a  confidential  treatment request  under Rule 24b-2 of the  Securities  Exchange Act of 1934, as
                  amended. (filed herewith)

   10.15          Employee Stock  Ownership Plan of Frontier  Airlines,  Inc. as amended and  restated,  effective  January 1, 1997 and  executed  February  5,
                  2002.  (Exhibit 10.66 to the Company's  Quarterly  Report on Form 10-Q
                  for the quarter ended December 31, 2001)

   10.15(a)       Amendment of the Employee Stock  Ownership Plan of Frontier  Airlines,
                  Inc. as amended and restated,  effective  January 1, 1997 and executed
                  February  5,  2002 for  EGTRRA.  (Exhibit  10.66(a)  to the  Company's
                  Quarterly  Report  on Form 10-Q for the  quarter  ended  December  31,
                  2001)

   10.16          Director  Compensation  Agreement between Frontier Airlines,  Inc. and
                  Samuel D. Addoms dated  effective  April 1, 2002.  This  agreement was
                  modified  on  April  1,  2003,   to  expressly   describe  the  second
                  installment  exercise period as on or after December 31, 2003, and the third  installment  exercise  period  as on or after  April  1,  2004.
                  (Exhibit  10.67 to the  Company's  Annual  Report on Form 10-K for the
                  year ended March 31, 2002)

   10.17          Secured  Credit  Agreement  dated  as  of  October  10,  2002  between
                  Frontier  Airlines,  Inc. and Credit Agricole Indosuez in respect to 3
                  Airbus 319 aircraft.  Portions of this exhibit have been excluded form the publicly  available  document and an order  granting  confidential treatment of the excluded  material has been received.  (Exhibit 10.75 to the  Company's  Quarterly  Report on Form  10-Q/A  for the  quarter ended September 30, 2002)

   10.18          Aircraft Mortgage and Security  Agreement dated as of October 10, 2002 between  Frontier  Airlines,  Inc.  and Credit  Agricole  Indosuez  in
                  respect to 3 Airbus 319  aircraft.  Portions of this exhibit have been excluded form the publicly  available  document and an order  granting confidential  treatment  of the excluded  material has been  received.
                  (Exhibit  10.76 to the Company's  Quarterly  Report on Form 10-Q/A for
                  the quarter ended September 30, 2002)

   10.19          $70,000,000 Loan Agreement dated as of February 14, 2003 among
                  Frontier Airlines, Inc. as Borrower, West LB AG, as Tranche A Lender
                  and Tranche C Lender, Wells Fargo Bank, N.A., as Tranche B-1 Lender,
                  Tranche B-2 Lender, and a Tranche C Lender, Bearingpoint, Inc. as
                  Loan Administrator, Wells Fargo Bank Northwest, N.A. as Collateral
                  Agent, LB AG, as Agent, and Air Transportation Stabilization Board.
                  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.77 to the Company's Current Report on Form 8-K
                  dated March 25, 2003)

   10.20          Mortgage and Security Agreement dated as of February 14, 2003 made by
                  Frontier Airlines, Inc. in favor of Wells Fargo Bank Northwest, N.A.
                  the Collateral Agent.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities
                  Exchange Act of 1934, as amended. (Exhibit 10.78 to the Company's
                  Current Report on Form 8-K dated March 25, 2003)

Exhibit 18- Letter re Change in Accounting Principles

   18.1           Letter from KPMG LLP re Change in Accounting Principle (filed herewith)

Exhibit 23 - Consents of Experts:

   23.1           Consent of KPMG LLP (filed herewith)

Exhibit 99 - Additional Exhibits:

   99.1           Section 906 Certification of President and Chief Executive Officer,
                  Jeff S. Potter.  (filed herewith)

   99.2           Section 906 Certification of Chief Financial Officer, Paul H. Tate.
                  (filed herewith)

   99.3           Section 302 Certification of President and Chief Executive Officer,
                  Jeff S. Potter.  (filed herewith)

   99.4           Section 302 Certification of Chief Financial Officer, Paul H. Tate.
                  (filed herewith)

Item 16(b):  Reports on Form 8-K.

       During the quarter ended March 31, 2003, the Company filed the following  reports on Form 8-K.
                                                 Financial Statements
Date of Reports            Item Numbers        Required to be Filed
  February 19, 2003               5                      None
  March 26, 2003               5 and 7                   None

                                       SIGNATURES

       Pursuant to the  requirements  of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  June 26, 2003                                 By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  June 26, 2003                                 By: /s/ Elissa A. Potucek
                                                     Elissa A.Potucek, Vice President,Controller,
                                                     Treasurer and Principal Accounting Officer

       Pursuant to the requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant  and in the capacities and on the dates indicated.

Date:  June 26, 2003                                 By:  /s/ Jeffery S. Potter
                                                     Jeffery S. Potter, Director

Date:  June 26, 2003                                 By:  /s/ Samuel D. Addoms
                                                     Samuel D. Addoms, Director

Date:  June 26, 2003                                 By:  /s/ William B. McNamara
                                                     William B. McNamara, Director

Date: June 26, 2003                                  By:  /s/ Paul Stephen Dempsey
                                                     Paul Stephen Dempsey, Director

Date: June 26, 2003                                  By:
                                                     B. LaRae Orullian, Director

Date: June 26, 2003                                  By:  /s/ D. Dale Browning
                                                     D. Dale Browning, Director

Date: June 26, 2003                                  By:
                                                     James B. Upchurch, Director

Date: June 26, 2003                                  By:  /s/  Hank Brown
                                                     Hank Brown, Director

                                                Certification

I, Jeff  S. Potter, certify that:

1.   I have reviewed this annual report on Form 10-K of Frontier Airlines, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);
              and

         c.   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b.   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   June 26, 2003

                                                       By:     /s/ Jeff  S. Potter
                                                             Jeff S. Potter
                                                             President and Chief Executive Officer

                                                Certification

I, Paul Tate, certify that:

1.   I have reviewed this annual report on Form 10-K of Frontier Airlines, Inc.;

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);
              and

         c.   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b.   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    June 26, 2003

                                                       By:     /s/ Paul H. Tate
                                                             Paul H. Tate
                                                             Chief Financial Officer

                                        Independent Auditors' Report

The Board of Directors and Stockholders
Frontier Airlines, Inc.:

We have audited the accompanying  balance sheets of Frontier  Airlines,  Inc. as of March
31,  2003 and 2002, and the related statements of operations,  stockholders'  equity,  and cash flows for each of the years in the three-year  period ended March 31, 2003. These financial statements are the  responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier  Airlines,  Inc.  as of March 31,  2003 and 2002,
and the results of its operations and its cash flows for each of the years in the three-year period  ended  March 31,  2003,  in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Company changed its method of accounting for aircraft maintenance checks from the accrual method of accounting to the direct expense method in 2003.

                                                            KPMG LLP

Denver, Colorado
May 22, 2003

FRONTIER AIRLINES, INC.
Balance Sheets
March 31, 2003 and 2002

                                                                         2003                   2002
Assets
Current assets:
    Cash and cash equivalents                                     $ 102,880,404            $  87,555,189
    Short-term investments                                            2,000,000                2,000,000
    Restricted investments                                           14,765,000               12,074,000
    Receivables, net of allowance for doubtful accounts
      of $237,000 and $155,000 at March 31, 2003 and 2002,
      respectively                                                   25,856,692               28,536,313
    Income taxes receivable (note 9)                                 24,625,616                6,855,544
    Security, maintenance and other deposits (note 7)                   912,399               36,891,297
    Prepaid expenses                                                  9,032,084               11,013,602
    Inventories, net of allowance of $2,478,000 at March
      31, 2003                                                        5,958,836                6,604,378
    Deferred tax asset (note 9)                                       4,788,831                1,788,078
    Other current assets                                                 18,587                   74,952
            Total current assets                                    190,838,449              193,393,353
Property and equipment, net (note 4)                                334,492,983              142,861,771
Security, maintenance and other deposits (note 7)                     6,588,023               20,087,569
Aircraft pre-delivery payments                                       30,531,894               44,658,899
Restricted investments                                                9,324,066               12,160,210
Deferred loan fees and other assets                                  16,068,361                  523,134
                                                                  $ 587,843,776            $ 413,684,936
                                                             ==============================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                              $  26,388,621            $  23,185,266
    Air traffic liability                                            58,875,623               61,090,705
    Other accrued expenses (note 6)                                  22,913,659               22,060,082
    Accrued maintenance expense (note 1)                                 -                    37,527,906
    Refundable stabilization act compensation (note 2)                   -                     4,835,381
    Current portion of long-term debt (note 8)                       20,473,446                3,225,651
    Deferred revenue and other liabilities (note 5)                   1,396,143                  138,604
            Total current liabilities                               130,047,492              152,063,595
Long-term debt (note 8)                                             261,738,503               66,832,018
Accrued maintenance expense (note 1)                                     -                    15,796,330
Deferred tax liability (note 9)                                      20,017,787                6,716,815
Deferred revenue and other liabilities (note 5)                      17,072,868                3,142,885
            Total liabilities                                       428,876,650              244,551,643

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000
      shares; none issued
    Common stock, no par value, stated value of $.001 per
      share, authorized 100,000,000 shares; 29,674,050 and
      29,421,331 issued and outstanding at March 31, 2003
      and March 31, 2002, respectively                                   29,674                   29,422
    Additional paid-in capital                                       96,424,525               85,867,486
    Unearned ESOP shares (note 12)                                       -                    (2,119,670)
    Retained earnings                                                62,512,927               85,356,055
            Total stockholders' equity                              158,967,126              169,133,293

Commitments and contingencies (notes 3, 7, 12 and 15)
                                                                    587,843,776              413,684,936
                                                             ==============================================
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statement of Operations

Years Ended March 31, 2003, 2002 and 2001

                                                          2003                    2002                    2001
Revenues:
                                                                                                                                                                         $
    Passenger                                        $ 460,187,753           $ 435,945,581           $ 462,608,847
    Cargo                                                5,557,153               6,623,665               7,516,867
    Other                                                4,191,009               2,505,479               2,750,713
            Total revenues                             469,935,915             445,074,725             472,876,427

Operating expenses:
    Flight operations                                  155,913,606             129,814,429             108,370,148
    Aircraft fuel expense                               85,896,535              61,226,385              71,083,152
    Aircraft and traffic servicing                      86,447,925              70,201,825              60,408,236
    Maintenance                                         75,559,243              70,227,020              65,529,428
    Promotion and sales                                 53,031,888              59,458,779              55,880,717
    General and administrative                          26,060,812              26,173,864              25,428,753
    Depreciation and amortization                       17,649,815              11,586,703               5,454,673

            Total operating expenses                   500,559,824             428,689,005             392,155,107

            Operating income (loss)                    (30,623,909)             16,385,720              80,721,320

Nonoperating income (expense):
    Interest income                                      1,882,691               4,388,249               7,897,282
    Interest expense                                    (8,041,412)             (3,382,695)                (94,393)
    Stabilization act compensation                           -                  12,703,007                   -
    Loss on early extinquishment of debt                (1,774,311)                  -                       -
    Aircraft lease termination                               -                  (4,913,650)                  -
    Unrealized derivative loss                            (299,328)                  -                       -
    Other, net                                            (652,897)               (348,329)               (191,771)

            Total nonoperating income(expense), net     (8,885,257)              8,446,582               7,611,118

Income (loss) before income tax expense (benefit)
    and cumulative effect of change in method of
    accounting for maintenance                         (39,509,166)             24,832,302              88,332,438

Income tax expense (benefit)                           (14,655,366)              8,282,312              33,464,665

Income (loss) before cumulative effect of
    change in method of accounting for maintenance     (24,853,800)             16,549,990              54,867,773

Cumulative effect of change in method  of accounting
    for maintenance, net of tax (note 1)                 2,010,672                   -                       -

Net income (loss)                                    $ (22,843,128)           $ 16,549,990            $ 54,867,773
                                                   ===================================================================

(continued)

FRONTIER AIRLINES, INC.

Statement of Operations, continued

Years Ended March 31, 2003, 2002 and 2001

                                                          2003                    2002                    2001

Earnings (loss)  per share:
  Basic:
    Income (loss) before cumulative effect of a
      change in accounting principle                    ($0.84)                   $0.58                   $2.02
    Cumulative  effect of change in method
      of accounting for maintenance                       0.07                      -                       -

    Net income (loss)                                   ($0.77)                   $0.58                   $2.02
                                                   ===================================================================

  Diluted:
    Income (loss) before cumulative effect of a
      change in accounting principle                    ($0.84)                   $0.56                   $1.90
    Cumulative  effect of change in method of
      accounting for maintenance                          0.07                     -                        -

    Net income (loss)                                   ($0.77)                   $0.56                   $1.90
                                                   ===================================================================

  Pro forma amounts assuming the new
    method of accounting for maintenance
    is applied retroactively:
      Net income                                                             17,661,307            $ 55,119,366
        Earnings per share:
            Basic                                                                 $0.62                   $2.03
            Diluted                                                               $0.60                   $1.91

Weighted average shares of
  common stock outstanding
            Basic                                       29,619,742           28,603,861              27,152,099
                                                   ===================================================================
            Diluted                                     29,619,742           29,515,150              28,842,783
                                                   ===================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Stockholders' Equity

Years Ended March 31, 2003, 2002 and 2001

                                        Common Stock           Additional     Unearned                       Total
                                                  Stated        paid-in         ESOP      Retained     stockholders'
                                     Shares       value         capital        shares    earnings         equity

Balances, March 31, 2000             26,598,410   26,599       67,937,363     (857,713)  $13,938,292       81,044,541
Exercise of common stock
    warrants (note 10)                  583,030      583        1,450,570         -             -           1,451,153
Exercise of common stock
    options (note 11)                   879,025      879        1,884,366         -             -           1,885,245
Tax benefit from exercises of
    common stock options and
    warrants                               -          -         4,129,336         -             -           4,129,336
Contribution of common stock to
    employees  stock  ownership  plan
    (note 12)                           135,000      135        2,216,115   (2,216,250)         -                -
Amortization of employee stock
    compensation (note 12)                 -          -              -       1,411,876          -           1,411,876
Adjustment for fractional shares
    from stock dividend                    (863)      (1)         (10,832)        -             -             (10,833)
Net income                                 -          -              -            -       54,867,773       54,867,773
Balances, March 31, 2001             28,194,602   28,195       77,606,918   (1,662,087)   68,806,065      144,779,091
Exercise of common stock
    warrants (note 10)                  525,000      525        1,311,975         -             -           1,312,500
Exercise  of common  stock  options
    (note 11)                           528,711      529        1,870,516         -             -           1,871,045
Tax benefit from exercises of
    common stock options and
    warrants                               -          -         2,252,023         -             -           2,252,023
Contribution of common stock to
    employees stock ownership plan
    (note 12)                           173,018      173        2,826,054   (2,826,227)         -                -
Amortization of employee stock
    compensation (note 12)                 -          -              -       2,368,644          -           2,368,644
Net income                                 -          -              -            -       16,549,990       16,549,990
Balances, March 31, 2002             29,421,331   29,422       85,867,486   (2,119,670)   85,356,055      169,133,293
Exercise of common stock options
    (note 11)                           252,719      252          616,695         -             -             616,947
Warrants issued in conjunction
    with debt agreement (note 10)          -          -         9,282,538         -             -           9,282,538
Tax benefit from exercises of
    common stock options and warrants      -          -           657,806         -             -             657,806
Contribution of common stock to
    employees  stock  ownership  plan
    (note 12)                              -          -              -            -             -                -
Amortization of employee stock
    compensation (note 12)                 -          -              -       2,119,670          -           2,119,670
Net loss                                   -          -              -            -      (22,843,128)     (22,843,128)
Balances, March 31, 2003           $29,674,050  $29,674      $96,424,525   $     -      $62,512,927     $158,967,126
                                    =====================================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Cash Flows

Years ended March 31, 2003, 2002, and 2001

                                                        2003             2002               2001
Cash flows from operating activities:
    Net income (loss)                             $ (22,843,128)    $ 16,549,990       $ 54,867,773
    Adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities:
       Employee stock ownership plan
         compensation expense                         2,641,624        2,368,644          1,411,876
       Depreciation and amortization                 18,297,444       11,670,818          5,618,200
       Impairment recorded on inventories             2,478,196        1,511,642               -
       Loss on disposal of equipment                    573,075          323,000             56,800
       Unrealized  derivative loss                      299,328             -                  -
       Deferred tax expense                          10,300,219        4,435,402          1,146,015
       Changes in operating assets
         and libilities:
           Restricted investments                    (1,031,556)      (4,588,250)        (5,639,400)
           Receivables                                2,679,621         (758,891)        (6,060,773)
           Income taxes receivable                  (17,770,072)            -                  -
           Security, maintenance and other deposits    (341,365)      (7,885,865)       (16,207,351)
           Prepaid expenses                           1,981,518         (164,522)        (3,462,229)
           Inventories                               (1,832,654)      (2,532,043)        (1,837,152)
           Deferred loan fees and other assets       (3,339,467)            -                  -
           Accounts payable                           3,203,355       (1,470,179)         7,215,154
           Air traffic liability                     (2,215,082)       1,459,846         18,144,400
           Other accrued expenses                        32,295        3,823,603            694,460
           Refundable stabilization act compensation (4,835,381)       4,835,381               -
           Accrued maintenance expense               (2,269,046)       7,638,480         16,578,273
           Deferred revenue and other liabilities    14,378,900        3,077,326               -
             Net cash provided by operating
               activities                               387,843       40,294,382         72,526,046

Cash flows from investing activities:
    Decrease in short-term investments, net                -                -            13,760,000
    Decrease (increase) in aircraft
      lease and purchase deposits, net               12,891,605      (17,483,332)       (22,810,967)
    Decrease (increase) in restricted investments     1,176,000        1,137,700         (3,330,500)
    Proceeds from the sale of aircraft               29,750,000             -                  -
    Capital expenditures                           (238,667,511)    (118,182,990)       (21,957,336)
             Net cash used in investing
               activities                          (194,849,206)    (134,528,622)       (34,338,803)

Cash flows from financing activities:
    Net proceeds  from issuance of
      common stock and warrants                       1,274,753        3,183,545          3,325,566
    Proceeds from long-term borrowings              241,100,000       72,000,000               -
    Payment of financing fees                        (3,504,435)        (577,959)              -
    Principal payments on long-term borrowings      (28,945,720)      (1,942,331)              -
    Principal payments on obligations under
      captial leases                                   (138,020)        (125,252)          (112,316)
              Net cash provided by financing
                activities                          209,786,578       72,538,003          3,213,250
              Net increase (decrease) in cash
                and cash equivalents                 15,325,215      (21,696,237)        41,400,493

Cash and cash equivalents, beginning of period       87,555,189      109,251,426         67,850,933

Cash and cash equivalents, end of period          $ 102,880,404     $ 87,555,189      $ 109,251,426
                                               ================= ================== =================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

March 31, 2003

 (1)    Nature of Business and Summary of Significant Accounting Policies

        Nature of Business

        Frontier  Airlines,  Inc.  ("Frontier" or the "Company")  provides air  transportation for passengers and freight.  Frontier was  incorporated  in the State of Colorado on February 8, 1994 and  commenced operations  on July 5, 1994.  Denver-based  Frontier in  conjunction  with its  regional  jet partner
        Frontier  JetExpress  currently  serves 38 cities coast to coast with a fleet of 19 Boeing 737 and 17
        Airbus A319 jets, from its base in Denver,  and employs  approximately  3,200 aviation  professionals as of March 31, 2003.

        Airline  operations  have high fixed costs  relative to revenues and are highly  sensitive to various
        factors  including  the  actions  of  competing   airlines  and  general  economic   factors.   Small
        fluctuations  in  yield  per  revenue   passenger  mile  or  expense  per  available  seat  mile  can significantly affect operating results.

        Preparation of Financial Statements and Use of Estimates

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

        Cash and Cash Equivalents

        For financial  statement  purposes,  the Company  considers cash and short-term  investments  with an original  maturity of three months or less to be cash  equivalents.  These  investments are stated at cost,  which  approximates  fair value.  Cash  includes  $25,000,000  required to be available and on hand  based  on loan  covenants  with  our  loan  guaranteed  principally  by the Air  Transportation
        Stabilization Board ("ATSB") loan (see note 7).

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

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

        Supplemental Disclosure of Cash Flow Information

        Cash Paid During the Year for:

                                                      2003                  2002              2001

                              Interest     $        6,490,758    $        3,081,370    $      94,393
                                Taxes        $             -       $        8,838,909    $  21,926,000

        Supplemental disclosure of non-cash activities:

        In connection with the commercial loan facility the Company  obtained  during the year ended March 31,
        2003,  the  Company  issued  warrants  to the ATSB and to two other  guarantors  for the  purchase of
        3,833,946  of our common  stock at $6.00 per  share.  The  warrants  had an  estimated  fair value of
        $9,282,538 which increased deferred loan fees and other assets and increased additional paid-in captial.  See Note 7.

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

        Valuation and Qualifying Accounts

        The allowance  for doubtful  accounts was  approximately  $237,000 and $155,000 at March 31, 2003 and
        2002,  respectively.  Provisions  for bad debts net of recoveries  totaled  $477,000,  $450,000,  and
        $1,179,000  for the years ended March 31,  2003,  2002 and 2001,  respectively.  Write-offs  from the allowance for doubtful  accounts totaled $395,000,  $663,000,  and $982,000 for the years ended March
        31, 2003, 2002, and 2001, respectively.

        At March 31, 2003 and 2002, we had reserves for our aircraft  rotable parts  totaling  $1,323,000 and
        $1,512,000,  respectively.  Write-offs from the reserve totaled $189,000 for the year ended March 31,
        2003.  Additionally, at March 31, 2003 inventories include a reserve for our aircraft expendable parts totaling $2,478,000 and none at March 31, 2002.  The Company recorded a reserve against Boeing spare parts inventory totaling $2,478,000 during the year ended March 31, 2003.

        Accrued  maintenance  expense  was  zero and  $53,324,000  at  March  31,  2003 and 2002, respecitvely.
        See "aircraft maintenance" below.  Effective April 1, 2002, the Company changed its method of accounting for maintenance checks from the accrue-in-advance method to the direct expensing  method.  Provisions for accrued  maintenance  expenses totaled  $22,168,000 and $24,970,000 for the years ended March 31,
        2002 and 2001,  respectively.  Deductions from accrued  maintenance  expense totaled  $14,530,000 and
        $8,391,000 for the years ended March 31, 2002 and 2001, respectively.

        Inventories

        Inventories  consist of expendable  aircraft  spare parts,  supplies and aircraft fuel and are stated
        at the lower of cost or market.  Inventories  are  accounted for on a first-in,  first-out  basis and are  charged to expense as they are used.  An  allowance  was  provided  in the year ended  March 31,
        2003 in the amount of  $2,478,000  for Boeing  spare parts that was based on the fair market value of the parts and the  estimated  useage of those  parts  throughout  the  remaining  lease  terms of the
        Boeing  aircraft.  The Company will continue to monitor this reserve  throughout  the duration of our fleet replacement plan.

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

        Residual  values for aircraft are at 25% of the aircraft cost,  residual  values for engines range in amounts up to 48% of the engine's  cost and residual  values for major  rotable  parts are  generally
        10% of the cost of the asset,  except when a guaranteed  residual value or other  agreements exist to better  estimate the residual  value.  Assets  utilized  under capital  leases are amortized over the lesser of the lease term or the estimated  useful life of the asset using the  straight-line  method.
        Amortization of capital leases is included in depreciation expense.

        Deferred Loan Fees

        Deferred  loan fees,  including  the  estimated  fair value of warrants  issued to the  lenders,  are deferred and amortized  over the term of the related debt  obligation  using the  effective  interest method.

        Impairment of Long-Lived Assets

        The Company  records  impairment  losses on long-lived  assets used in operations  when indicators of impairment  are present and the  undiscounted  future cash flows  estimated  to be generated by those assets  are less than the  carrying  amount  of the  assets.  If an  impairment  occurs,  the loss is measured  by  comparing  the fair value of the asset to its  carrying  amount.  During the year ended
        March 31, 2002,  the Company  wrote down the carrying  value of rotable parts that support the Boeing
        737-200  aircraft by $1,512,000,  as a result of diminished  demand for that aircraft type. The write down was charged to  maintenance  expenses.  The  amount of the write down was based on  prevailing market values at that time.

        Manufacturers' Credits

        The Company  receives credits in connection with its purchase of aircraft,  engines,  auxiliary power units and other rotable  parts.  These credits are deferred  until the aircraft,  engines,  auxiliary power units and other  rotable  parts are  delivered  and then  applied as a reduction of the cost of the related equipment.

        Aircraft Maintenance

        The Company  operates under an  FAA-approved  continuous  inspection  and  maintenance  program.  The
        Company accounts for maintenance  activities on the direct expense method.  Under this method,  major overhaul  maintenance  costs are  recognized as expense as  maintenance  services are  performed,  as flight hours are flown for nonrefundable  maintenance  payments required by lease agreements,  and as the  obligation is incurred for payments  made under service  agreements.  Routine  maintenance  and repairs are charged to  operations  as incurred.  Prior to fiscal 2003 the Company  accrued for major overhaul costs on a per-flight-hour basis in advance of performing the maintenance services.

        Effective  January 1, 2003,  the Company and GE Engine  Services, Inc.  (GE)  executed a  twelve-year engine services  agreement (the "Services  Agreement")  covering the scheduled and unscheduled repair of Airbus engines.  Under the terms of the Services  Agreement,  the Company agreed to pay GE a fixed rate  per-engine-hour,  payable monthly,  and GE assumed the responsibility to overhaul the Company's engines  on Airbus  aircraft  as  required  during  the term of the  Services  Agreement,  subject to certain  exclusions.  The Company  believes the fixed rate per-engine hour  approximates the periodic cost the Company  would have  incurred to service  those  engines.  Accordingly,  these  payments are expensed as the obligation is incurred.

        Effective  April 1,  2002,  the  Company  changed  its  method of  accounting  for  certain  aircraft maintenance  costs from the accrual method of accounting to the direct expense method.  Under the new accounting  method,  maintenance  costs  are  recognized  as  expense  as  maintenance  services  are performed  and as flight hours are flown for  nonrefundable  maintenance  payments  required by lease agreements.  The Company  believes  the  direct-expense  method is  preferable  in the  circumstances because the  maintenance  liability  is not  recorded  until there is an  obligating  event (when the maintenance  event is actually  being  performed  or flight  hours are  actually  flown),  the direct expense method  eliminates  significant  estimates and judgments  inherent under the accrual  method, and it is the  predominant  method  used in the airline  industry.  Accordingly,  effective  April 1,
        2002,  the  Company  reversed  its major  overhaul  accrual  against  the  corresponding  maintenance deposits  and  recorded  a  cumulative  effect  of a change in  accounting  principle  of  $3,196,617
        ($2,010,672, net of income taxes).

        Advertising Costs

        The  Company  expenses  the  costs of  advertising  as  promotion  and  sales  in the year  incurred.
        Advertising  expense was $5,717,438,  $9,086,752,  and $6,076,501 for the years ended March 31, 2003,
        2002, and 2001, respectively.

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

        Customer Loyalty Programs

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

        As of March 31, 2003 and 2002, the Company estimated that  approximately  14,615 and 4,600 round-trip flight awards,  respectively,  were eligible for redemption by EarlyReturns  members who have mileage credits  exceeding the 15,000-mile free round-trip  domestic ticket award threshold.  Of these earned awards,  the Company expected that  approximately 84% would be redeemed.  The difference  between the round-trip  awards  outstanding  and the awards  expected to be  redeemed  is the  estimate of awards which will (1) never be redeemed,  or (2) be redeemed  for  something  other than a free trip.  As of
        March 31,  2003 and 2002,  the  Company  had  recorded a  liability  of  approximately  $283,000  and
        $65,000, respectively, for these rewards.

        In March 2003 we entered into an agreement with a financial  institution,  a full-service credit card issuer,  to exclusively  offer Frontier  MasterCard  products to consumers,  customers and Frontier's
        EarlyReturns  frequent  flyer  members.  The credit card was  launched  in May 2003.  During the year ended March 31, 2003, we received a $10,000,000  advance on expected future earnings  associated with the program which is included in deferred revenues and other liabilities at March 31, 2003.

        Deferred Revenue

        Deferred revenue represents  advances received under an agreement with a financial  institution which is offering the Company a co-branded  MasterCard  product to our customers and other  consumers.  See
        "Customer Loyalty  Programs" above. As EarlyReturns  miles accrue in the members'  accounts,  we earn the  revenue  associated  with this  agreement  and amounts are  applied  against  the  advance.  The revenue  earned  from the sale of  frequent  flyer  miles  will be  further  deferred  and  amortized straight-line over 20 months.

        Earnings (Loss)  Per Common Share

        Basic  earnings  per common share  excludes  the effect of  potentially  dilutive  securities  and is computed by dividing  income by the  weighted-average  number of common  shares  outstanding  for the period.  Diluted  earnings per common share reflects the potential  dilution of all  securities  that could share in earnings.

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

        Fair Value of Financial Instruments

        The Company  estimates  the fair value of its monetary  assets and  liabilities  based upon  existing interest  rates  related to such assets and  liabilities  compared to current  rates of interest  for instruments  with a similar  nature and  degree of risk.  The  Company  estimates  that the  carrying value of all of its  monetary  assets and  liabilities  approximates  fair value as of March 31, 2003 and 2002 with  exception of its fixed rate loans at March 31, 2003.  The Company estimates the fair value of its fixed rate loans to be approximately $49,619,955 as compared to the book value of
        $44,434,308 at March 31, 2003.

        Derivative Instruments

        The  Company has entered  into  derivative  instruments  which are  intended to reduce the  Company's exposure to changes in fuel  prices and  interest  rates.  The Company  accounts  for the  derivative instruments  entered  into as trading  instruments  under Statement  No. 133 of Financial Accounting
        Standards, "Accounting for Derivative instruments and Hedging Activities" and records the fair value of the derivatives as an asset or liability as of each  balance sheet date with a corresponding gain or loss  recorded in non-operating  income (expense).  The Company records any settlements received or  paid  as an adjustment to the cost of fuel or interest expense, as appropriate.

        Stock Based Compensation

        The Company  follows  Accounting  Principles  Board Opinion No. 25,  "Accounting  for Stock Issued to
        Employees"  ("APB 25") and related  Interpretations  in accounting for its employee stock options and follows the  disclosure  provisions  of  Statement of Financial  Accounting  Standards  No. 123 (SFAS
        123).  The  Company  applies  APB 25  and  related  Interpretations  in  accounting  for  its  plans.
        Accordingly,  no  compensation  cost is recognized  for options  granted at a price equal to the fair market  value of the Common  Stock.  Pro forma  information  regarding  net income and  earnings  per share is required by SFAS 123,  which also  requires  that the  information  be  determined as if the
        Company  has  accounted  for  its  employee  stock  options  under  the  fair  value  method  of that
        Statement.  The  fair  value  for  these  options  was  estimated  at  the  date  of  grant  using  a
        Black-Scholes  option pricing model with the following  weighted-average  assumptions  for 2003, 2002 and 2001,  respectively:  risk-free interest rates of 4.14%, 4.47% and 6.02%,  dividend yields of 0%,
        0% and 0%;  volatility  factors of the expected market price of the Company's common stock of 82.06%,
        83.75% and 56.78%, and a  weighted-average  expected life of the options of 2.5 years, 2.6 years, and
        2.7 years.  Had compensation  cost for the Company's  stock-based  compensation  plan been determined using the fair  value of the  options  at the grant  date,  the  Company's  pro forma net  income and earnings per share would be as follows:

                                                        2003                  2002                  2001

Net Income (loss):
            As Reported                            $ (22,843,128)        $  16,549,990         $  54,867,773
            Pro Forma                              $ (26,290,907)        $  14,424,422         $  53,527,821

          Earnings (loss) per share, basic:
            As Reported                            $       (0.77)        $        0.58         $        2.02
            Pro Forma                              $       (0.89)        $        0.50         $        1.97

          Earnings (loss) per share, diluted:

            As Reported                            $       (0.77)        $        0.56         $        1.90
            Pro Forma                              $       (0.89)        $        0.49         $        1.86

        New Accounting Standards

        In April  2002,  the FASB  issued SFAS No. 145,  "Rescission  of FASB  Statements  No. 4, 44, and 64,
        Amendment of FASB Statement No. 13, and Technical  Corrections".  This Statement rescinds SFAS No. 4,
        "Reporting Gains and Losses from  Extinguishment  of Debt",  SFAS No. 44,  "Accounting for Intangible
        Assets of Motor  Carriers"  and SFAS No. 64,  "Extinguishments  of Debt Made to Satisfy  Sinking-Fund
        Requirements".  This  statement  amends  SFAS No.  13,  "Accounting  for  Leases",  to  eliminate  an inconsistency  between the  required  accounting  for  sale-leaseback  transactions  and the required accounting  for  certain  lease  modifications  that  have  economic  effects  that  are  similar  to sale-leaseback  transactions.  The Company  early  adopted SFAS No. 145 in its fiscal year 2003.  The
        Company  classified  our loss on  early  extinguishment  of debt as a  non-operating  expense  in our statement of operations  rather than as an extraordinary  item as was previously  required before the issuance of SFAS No. 145.

        In July 2002, the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or Disposal
        Activities".  The Statement  addresses  financial  accounting and reporting for costs associated with exit or disposal  activities and nullifies EITF Issue No. 94-3,  "Liability  Recognition  for Certain
        Employee  Termination  Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a  Restructuring)."  In May 2003,  the  Company  ceased  using  one of its  leased  Boeing  737-200 aircraft prior to the lease  expiration  date and plans to cease using two additional  Boeing 737-200 aircraft in July 2003.  The Company  will record a liability  and an expense  equal to the fair value of the  remaining  payments  required  under  the  leases in the  quarters  ending  June 30,  2003 and
        September 30, 2003.

        In November  2002,  the FASB issued  Interpretation  No. 45,  "Guarantor's  Accounting and Disclosure
        Requirements  for  Guarantees,   Including   Indirect   Guarantees  of  Indebtedness  to  others,  an
        interpretation  of FASB  Statements  No. 5, 57 and 107 and a rescission  of FASB  Interpretation  No.
        34." This  Interpretation  elaborates on the disclosures to be made by a guarantor in its interim and annual financial  statement about its obligations under guarantees issued.  The  Interpretation  also clarifies  that a guarantor is required to  recognize,  at inception of a guarantee,  a liability for the fair value of the obligation  undertaken.  The initial recognition and measurement  provisions of the  Interpretation  are  applicable to guarantees  issued or modified  after  December 31, 2002. The disclosure  requirements  are effective for financial  statements of interim or annual periods ending after December 15, 2002. The Company has not currently  guaranteed any  indebtedness  of others,  and therefore,  the adoption of the  interpretation  did not have an impact on the  Company's  results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148,  "Accounting for Stock-Based  Compensation-Transition
        and  Disclosure".  This  Statement  amends  FASB  Statement  No.  123,  "Accounting  for  Stock-Based
        Compensation",  to provide  alternative  methods of  transition  for a  voluntary  change to the fair
        value  based  method  of  accounting  for  stock-based  employee  compensation.   In  addition,  this
        Statement  amends the disclosure  requirements of Statement 123 to require  prominent  disclosures in both  annual  and  interim  financial  statements  about the  method of  accounting  for stock  based employee  compensation  and the effect of the method  used on reported  results.  The Company has not adopted the fair value method of accounting  for stock options,  and therefore,  the adoption of SFAS
        No. 148 did not have an effect on our results of operation or financial position.

        In  January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of  Variable  Interest
        Entities,  and  Interpretation  of ARB No. 51." This  Interpretation  addresses the  consolidation by
        business   enterprises  of  variable  interest  entities  as  defined  in  the  Interpretation.   The
        Interpretation  applies  immediately to variable interest in variable interest entities created after
        January 31, 2003.  For  nonpublic  enterprises,  such as the Company,  with a variable  interest in a variable  interest  entity created  before  February 1, 2003,  the  Interpretation  is applied to the enterprise  no later  than the end of the first  annual  reporting  period  beginning  after June 15,
        2003. The Interpretation  requires certain  disclosures in financial  statements issued after January
        31, 2003 if it is  reasonably  possible  that the Company will  consolidate  or disclose  information about variable  interest  entities when the  Interpretation  becomes  effective.  The  application of this Interpretation is not expected to have a material effect on the Company's financial statements.

        In April 2003,  the FASB issued SFAS No. 149,  "Amendment of Statement 133 on Derivative  Instruments
        and Hedging  Activities".  This  Statement  amends and clarifies  financial  accounting and reporting for derivative  instruments,  including certain  derivative  instruments  embedded in other contracts
        (collectively  referred to as derivatives)  and for hedging  activities under FASB Statement No. 133,
        "Accounting  for  Derivative  instruments  and Hedging  Activities".  This Statement is effective for contracts  entered  into or  modified  after June 30, 2003 and for  hedging  relationship  designated after June 30, 2003. The  application of this Statement is not expected to have a material  effect on the Company's financial statements.

        In May 2003,  the FASB issued SFAS No.  150,  "Accounting  for  Certain  Financial  Instruments  with
        Characteristics  of Both  Liabilities and Equity".  This Statement  establishes  standards for how an
        issuer  classifies  and  measures  certain  financial   instruments  with   characteristics  of  both
        liabilities  and equity.  It requires that an issuer  classify a financial  instrument that is within its scope as a  liability  (or an asset in some  circumstances).  This  Statement  is  effective  for financial  instruments  entered  into or modified  after May 31,  2003 and for  hedging  relationship designated  after June 30, 2003.  The  application  of this Statement will not have any impact on the
        Company's financial statements.

        Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)     Government Assistance

        Air Transportation Safety and System Stabilization Act

        As a result of the September 11, 2001 terrorist  attacks on the United States,  on September 22, 2001
        President  Bush  signed  into law the Air  Transportation  Safety and System  Stabilization  Act (the
        "Act").  The Act which provided,  among other things,  for  compensation to U.S.  passenger and cargo airlines for direct and increment  losses  incurred from September 11, 2001 to December 31, 2001 as a result  of  the  September  11  terrorist  attacks.  The  Company  was  eligible  to  receive  up  to approximately  $20,200,000  from the $5  billion in cash  compensation  provided  for in the Act,  of which  $17,538,388  was received as of March 2002.  The Company  recognized  $12,703,007 of the grant during the year ended  March 31,  2002 which is included in  non-operating  income and  expense.  The remaining  $4,835,381  represents  amounts  received  in excess of  estimated  allowable  direct  and incremental  losses  incurred  from  September  11,  2001  through  December  31, 2001 and was repaid during the year ended March 31, 2003.

        Emergency Wartime Supplemental Wartime Supplement Appropriations Act

        The Emergency Wartime Supplemental  Wartime Supplemental  Appropriations Act (the Appropriations Act)
        enacted  on April 16,  2003,  which  made  available  approximately  $2.3  billion  to U.S.  flag air carriers  for  expenses  and revenue  foregone  related to aviation  security.  In order to have been eligible  to  receive a portion  of this  fund,  air  carriers  must have paid one or both of the TSA security  fees, the September 11th Security Fee and/or the Aviation  Security  Infrastructure  Fee as
        of the date of enactment of the  Appropriations  Act.  According  to the  Appropriations  Act, an air
        carrier may use the amount received as the air carrier  determines.  The  Appropriations Act requires air  carriers  who accept  these  funds to limit the  compensation  paid  during the 12 month  period beginning  April 1, 2003 to each  executive  officer  to an amount  equal to no more than the  annual salary paid to that  officer  with  respect to the air  carrier's  fiscal year 2002.  Pursuant to the
        Appropriations Act, the Company received $15,573,000 in May 2003.

        Additionally,  the Appropriations Act provided for additional  reimbursements to be made to U.S. flag air  carriers  for costs  incurred  related to the FAA  requirements  for  enhanced  flight deck door security  measures  that were  mandated  as a result  of the  September  11  terrorist  attacks.  The
        Company is unable to determine how much of the costs incurred will be reimbursed.

(3)     Derivative Instruments

        Fuel Hedging

        In  November  2002,  the  Company  initiated  a fuel  hedging  program  comprised  of swap and collar agreements.  Under a swap agreement,  the Company receives the difference  between a fixed swap price and a price  based on an  agreed  upon  published  spot  price for jet  fuel.  If the index  price is higher than the fixed  price,  the Company  receives the  difference  between the fixed price and the spot price.  If the index price is lower,  the Company pays the  difference.  A collar  agreement has a cap price, a primary floor price,  and a secondary  floor price.  When the U.S. Gulf Coast Pipeline
        Jet index  price is above the cap,  the Company  receives  the  difference  between the index and the cap.  When the index  price is below the primary  floor but above the  secondary  floor,  the Company pays the  difference  between the index and the primary floor.  However,  when the price is below the secondary  floor,  the  Company is only  obligated  to pay the  difference  between  the  primary and secondary floor prices.

        In November  2002,  the  Company  entered  into a swap  agreement  with a notional  volume of 770,000 gallons  per  month of jet fuel for the  period  from  December  1, 2002 to May 31,  2003.  The fixed price under this  agreement is 72.25 cents per gallon.  The volumes were  estimated to represent  10%
        of fuel  purchases for that period.  The Company  entered into a second  contract in November 2002, a three-way  collar,  with a notional  volume of 385,000  gallons per month for the period  December 1,
        2002 to  November  30,  2003.  The cap  prices for this  agreement  is 82 cents per  gallon,  and the primary and secondary  floor prices are at 72 and 64.5 cents per gallon  respectively.  The volume of fuel covered by this  contract is estimated to  represent 5% of fuel  purchases  for that period.  In
        March 2003,  the Company  entered into a second swap  agreement  with a notional  volume of 1,260,000 gallons  per month for the period  from April 1, 2003 to June 30,  2003.  The fixed price of the swap is 79.25 cents per gallon and the  agreement  is estimated to  represent  15% of fuel  purchases  for that  period.  In April  2003,  we entered  into a third  swap  agreement  with a notional  volume of
        1,260,000  gallons per month for the period from July 1, 2003 to December 31,  2003.  The fixed price of the swap is 71.53  cents per  gallon and the  agreement  is  estimated  to  represent  15% of fuel purchases  for that period.  The results of  operations  for the year ended March 31, 2003 include an unrealized  derivative  loss of $167,046  which is included in  nonoperating  income  (expense) and a realized  gain of  approximately  $726,000 in cash  settlements  from a  counter-party  recorded as a reduction  of fuel  expense.  The  Company  was not a party to any  derivative  contracts  during the years ended March 31, 2002 or 2001.

        Interest Rate Hedging Program

        In March 2003, the Company  entered into an interest rate swap  agreement  with a notional  amount of
        $27,000,000  to a portion  of the  $70,000,000  commercial  loan  facility  as  discussed  in note 7.
        Under the  interest  rate swap  agreement,  the Company is paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR.  At March 31, 2003,  our interest  rate swap  agreement had an  estimated  unrealized  loss of  $132,282  which was  recorded  as an  unrealized  loss and is included in  non-operating  expenses in the  statement  of  operations.  The Company did not have any interest rate swap agreements outstanding during the years ended March 31, 2002 or 2001.

(4)    Property and Equipment, Net

        As of March 31, 2003 and 2002 property and equipment consisted of the following:

                                                                                    2003                2002
        Aircraft, spare aircraft parts, and
          improvements to leased aircraft                                    $   345,804,415     $   142,590,544
        Ground property, equipment and leasehold
          improvements                                                            24,460,880          20,989,272
        Construction in progress                                                   1,293,135           1,829,400
                                                                                 371,558,430         165,409,216
        Less accumulated depreciation and amortization
                                                                                 (37,065,447)        (22,547,445)
        Property and equipment, net                                          $   334,492,983     $   142,861,771
                                                                             ==================  =================

        Property and equipment  includes  certain  office  equipment and software  under capital  leases.  At
        March 31,  2003 and 2002,  office equipment and software  recorded under capital leases were $602,149 in both years and  accumulated  amortization  was $493,754 and $400,843,  respectively.  At March 31,
        2002,  construction  in progress  includes  capitalized  software  totaling  approximately  $642,000.
        Airbus flight equipment not yet placed in service totalled  approximately  $1,219,000 and $1,187,000, at March 31, 2003 and 2002, respectively.

        During the year ended  March 31,  2003,  we  completed  a  sale-leaseback  transaction  on one of our purchased  aircraft and  assigned a purchase  commitment  on another  Airbus  A319,  generating  cash proceeds of  approximately  $42,056,000,  of which  $22,863,368 was used to repay the loan secured by one of these  aircraft  and  $1,774,311  associated  with the early  extinguishment  of the debt.  We agreed to lease both of these  aircraft  over a  five-year  term.  The fees paid were  recorded  as a loss on  early  extinguishment  of debt  and is  included  in  non-operating  income  (expense).  The
        Company  recognized a gain of  approximately  $1,169,000  on the sale which has been  deferred and is being amortized as a reduction of lease expense over the five-year term of the leases.

(5)     Deferred Revenue and Other Liabilities

        At March 31, 2003 and 2002 deferred revenue and other liabilities is comprised of the following:

                                                                              2003                 2002

             Advance received for co-branded credit card
               revenue (note 1)                                             10,000,000              -
             Deferred rent                                                   8,122,500            3,077,326
             Other                                                             346,511              204,163

             Total deferred revenue and other liabilities                   18,469,011            3,281,489

             Less current portion                                           (1,396,143)            (138,604)
                                                                         $  17,072,868       $    3,142,885
                                                                       ===================  ===================

(6)     Other Accrued Expenses

        The March 31, 2003 and 2002 other accrued expenses is comprised of the following:

                                                           2003                 2002

Accrued salaries and benefits      $14,103,101          $11,857,466
                    Federal excise taxes payable         3,899,329            6,383,350
                    Other                                4,911,229            3,819,266

                                                       $22,913,659          $22,060,082
                                                   ===================  ===================

(7)     Lease Commitments

        Aircraft Leases

        At March 31, 2003 and 2002, the Company  operated 27 leased  aircraft,  which are accounted for under operating  lease  agreements  with initial  terms  ranging from 3 years to 12 years.  Certain  leases allow for renewal  options.  Security  deposits related to leased aircraft and future leased aircraft deliveries  at March 31, 2003 and 2002  totaled  $6,320,933  and  $5,293,189,  respectively,  and are included in security,  maintenance and other deposits.  Letters of credit issued to certain  aircraft lessors in lieu of cash  deposits  and related  restricted  investments  to secure  these  letters of credit at March 31, 2003 and 2002 totaled $7,959,100 and $9,282,700, respectively.

        During the year ended March 31, 2002, the Company  negotiated early lease  terminations on two of its
        Boeing 737-200  aircraft  resulting in a charge of $4,913,650,  representing  the payment amounts due to terminate the lease early.

        In  addition  to  scheduled  future  minimum  lease  payments,   the  Company  is  required  to  make
        supplemental  rent  payments  to cover the cost of major  scheduled  maintenance  overhauls  of these aircraft.  These  supplemental  rentals are based on the number of flight hours flown  and/or  flight departures.  The lease  agreements  require the  Company to pay taxes,  maintenance,  insurance,  and other  operating  expenses  applicable to the leased  property.  Effective  April 1, 2002, we changed our method of accounting for maintenance costs.  This change in accounting method resulted in a decrease in maintenance deposits and related maintenance accruals totaling $51,055,190 and $59,055,258, respectively.

        Other Leases

        The  Company  leases  an  office,   hangar  space,   spare  engines  and  office  equipment  for  its
        headquarters,  airport  facilities,  and certain  other  equipment.  The Company also leases  certain airport gate facilities on a month-to-month basis.

        At  March  31,  2003,   commitments  under   noncancelable   operating  leases  (excluding   aircraft
        supplemental rent requirements) with terms in excess of one year were as follows:

                                                                                 Operating
                                                                                  Leases
                               Year ended March 31:
                               2004                                          $  83,325,975
                               2005                                             76,790,940
                               2006                                             61,477,754
                               2007                                             56,339,841
                               2008                                             55,419,581
                               Thereafter                                      328,517,593

                                     Total minimum lease payments             $661,871,684
                                                                          =================

        Rental expense under operating leases,  including  month-to-month  leases,  for the years ended March
        31, 2003, 2002 and 2001 was $92,337,439, $86,603,234 and $80,781,897, respectively.

(8)    Long-term Debt

        Long-term debt at March 31 consisted of the following:

           Commercial loan facility payable through 2007,
             6.60% weighted average interest rate at
             March 31, 2003, including guarantee fees,
             variable interest rates based on LIBOR plus
             margins ranging from .07% to 2.5%                              $  70,000,000         $         -
           Aircraft notes payable, 6.62% weighted average
             interest rate                                                     44,434,308            70,057,669
           Aircraft notes payable, variable interest rates
             based on LIBOR plus margins ranging from
             1.25% to 1.70%, 2.85% weighted average interest
             rates at March 31, 2003                                          167,777,641                  -
           Total debt                                                         282,211,949            70,057,669

           Less current maturities                                             20,473,446             3,225,651

                                                                             $261,738,503          $ 66,832,018
                                                                           ====================  =================

        In February 2003, the Company  obtained a $70,000,000  commercial loan facility of which  $69,300,000 was guaranteed by the ATSB and two other  parties.  The loan has three  tranches;  Tranche A, Tranche
        B and Tranche C, in amounts totaling  $63,000,000,  $6,300,000 and $700,000,  respectively.  At March
        31, 2003 the interest rates were 2.09%,  2.44%, and 3.89%,  respectively.  The interest rates on each
        tranche  of  the  loan  adjust  quarterly  based  on  LIBOR  rates.   The  loan  requires   quarterly
        installments of approximately  $2,642,000  beginning in December 2003 with a final balloon payment of
        $33,000,000  due in June  2007.  Upon  receipt  of the  Company's  income  tax  receivable,  which is pledged  under this loan  agreement,  the Company is required to make a pre-payment  of  $10,000,000, which is applied against the next successive  installments  due.  Interest is payable  quarterly,  in arrears.  Guarantee  fees of 4.5% annually are payable  quarterly in advance to the guarantors of the
        Tranche A and Tranche B loans.  The loan  facility is secured by certain assets of the Company as described in the loan agreement, consisting primarily of Boeing rotable fixed assts, all expendable inventory and 50% of other property and equipment. In connection with this transaction, the Company issued warrants to purchase of 3,833,946 shares of our common stock at $6.00 per share to the ATSB and to two other  guarantors.  The warrants had an estimated fair value of $9,282,538 when issued and expire seven years after  issuance.  The fair value for these  options  was  estimated  at the date of grant using a Black-Scholes  option pricing model.  This amount is being amortized to interest expense over the life of the loan.  The effective  interest rate on the notes is  approximately  10.26%  including the value of the warrants and other costs  associated  with  obtaining  the loan,  assuming  that the variable  interest  rates  payable  on the  notes  at March  31,  2003.  The  notes  contain  certain covenants  which  requires the Company to maintain  certain  ratios with respect to  indebtedness  to
        EBITDAR and EBITDAR to fixed  charges  beginning  January 1,  2004..  The Company is not  required to meet certain  liquidity  tests until the quarter  ending March 31, 2004.  Unrestricted  cash balances cannot be less than  $25,000,000 at any time through  September 30, 2004 or  $75,000,000  thereafter.
        The company is in compliance with these requirements at March 31, 2003.

        During the year ended March 31, 2002,  the Company  entered  into a credit  agreement to borrow up to
        $72,000,000  for the purchase of three Airbus  aircraft with a maximum  borrowing of $24,000,000  per aircraft.  During  the  year  ended  March  31,  2003,  the  Company  entered  into a  sale-leaseback transaction  for one of these  purchased  aircraft and repaid the remaining loan with the proceeds of the sale.  Each  remaining  aircraft  loan has a term of 10 years  and is  payable  in equal  monthly installments,  including  interest,  payable in arrears.  The aircraft secure the loans.  Each of the remaining  loans  require  monthly  principal and interest  payments of $215,000 and $218,110,  bears interest  with rates of 6.71% and 6.54%,  with  maturities  in May and August  2011,  at which time a balloon payment totaling  $10,200,000 is due with respect to each loan.

        During the year ended March 31, 2003,  the Company  entered into  additional  loans to finance  seven additional  Airbus aircraft with interest rates based on LIBOR plus margins that adjust  quarterly or semi-annually.  At March 31, 2003  interest  rates for these loans  ranged from 2.56% to 3.01%,  each loan  has a term of 12  years  and  each  loan  has  balloon  payments  ranging  from  $4,800,000  to
        $7,770,000 at the end of the term.  The loans are secured by a aircraft.

        Maturities of long-term debt are as follows:

                                   2004                      $   20,473,446
                                   2005                          16,863,741
                                   2006                          22,139,219
                                   2007                          22,724,668
                                   2008                          45,776,232
                                   Thereafter                   154,234,644
                                                              $ 282,211,949
                                                            ===================

(9)    Income Taxes

        Income tax expense  (benefit) for the years ended March 31, 2003,  2002, and 2001  including  amounts recorded as the cumulative effect of a change in accounting principle, was as follows:

                                              Current             Deferred               Total
                  Year ended March 31, 2003:
                    U.S. Federal          $ (24,433,153)         $12,515,808       $ (11,917,345)
                    State and local                -              (1,467,730          (1,467,730)
                                          $ (24,433,153)         $11,048,078       $ (13,385,075)
                                         =================== ==================== ===============

                  Year ended March 31, 2002:
                    U.S. Federal          $   4,714,262          $ 3,971,593       $   8,685,855
                    State and local           (867,353)              463,809            (403,544)
                                          $   3,846,909          $ 4,435,402       $   8,282,311
                                         =================== ==================== ===============

                  Year ended March 31, 2001:
                    U.S. Federal          $  28,441,039          $ 1,008,515       $  29,449,554
                    State and local          3,877,611               137,500           4,015,111
                                          $  32,318,650          $ 1,146,015       $  33,464,665
                                         =================== ==================== ===============

       The differences between the Company's effective rate for income taxes and the federal statutory rate are shown in the following table:

                                               2003               2002              2001
             Income  tax (benefit) expense
               at the statutory rate           (35%)               35%               35%
             State and local income tax,
               net of federal income tax
               benefit                          (3%)               (3%)               3%
             Nondeductible expenses              1%                 1%
                                               (37%)               33%               38%
                                     =================  ================= ===============

        The tax effects of temporary  differences that give rise to significant  portions of the deferred tax assets (liabilities) at March 31, 2003 and 2002 are presented below:

                                                                     2003                 2002
                Deferred tax assets:
                  Accrued vacation and health insurance
                    liability not deductible for tax purposes   $  2,383,676         $  1,719,555
                  Accrued workers compensation liability
                    not deductible for tax purposes                  939,777              483,879
                  Deferred rent not deductible for tax
                    purposes                                       3,025,846            1,157,725
                  Impairment recorded on inventory
                    and fixed assets not deductible
                    for tax purposes                               1,420,127              564,317
                  State tax loss carryforward                           -               1,815,034
                  Deferred revenue currently taxable                    -               3,760,000
                  Other                                            1,314,577              207,479
                    Total gross deferred tax assets             $ 14,659,037        $   4,132,955
                                                               ==================   ===================

               Deferred tax liabilities:
                  Equipment depreciation and amortization       $(29,107,695)       $  (8,438,857)
                  Accrued maintenance expense deductible
                     for tax purposes                                   -                (724,659)
                  Prepaid commissions                                (55,639)            (622,835)

                    Total gross deferred tax liabilities        $(29,887,993)       $  (9,061,692)
                                                               ================== ===================
                    Net deferred tax liabilities                $(15,228,956)       $  (4,928,737)

        The net deferred tax assets (liabilities) are reflected in the accompanying balance sheet as follows:

                                                                     2003                 2002

                  Current deferred tax assets                   $  4,788,831        $   1,788,078
                  Non-current deferred tax liabilities           (20,017,787)          (6,716,815)
                     Net deferred tax liabilities               $(15,228,956)       $  (4,928,737)
                                                             ==================== ====================

        During the year ended  March 31,  2001,  the  Company  accrued  income tax expense at a rate of 38.7%
        which was greater than the actual  effective tax rate of 37.6%  determined upon completion and filing of the income tax returns in December  2001. As a result,  during the year ended March 31, 2002,  the
        Company  recorded  a credit to income  tax  expense  totaling  $1,327,000  for this  excess  accrual.
        During the year ended March 31, 2002,  the Company also  recorded a $441,000  reduction to income tax expense as a result of a review and  revision of state tax  apportionment  factors used in filing the amended state tax returns for 2000.

(10)     Warrants and Stock Purchase Rights

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

        In February 2003, the Company issued warrants to purchase  3,833,946  shares of common stock at $6.00 per  share to the  ATSB and to two  other  guarantors,  as  discuss  in note 7. The  warrants  had an estimated  fair value of  $9,282,538  when issued and expire  seven years  after  issuance.  The fair value for these  options was  estimated  at the date of grant using a  Black-Scholes  option  pricing model.

        In February 1997,  the Board of Directors  declared a dividend of one Common Stock purchase right for each share of the  Company's  Common  Stock  outstanding  on March 15,  1997.  Each right  entitles a shareholder  to purchase one share of the  Company's  Common Stock at a purchase  price of $65.00 per full common share,  subject to  adjustment.  There are  currently  0.67 rights  associated  with each outstanding  share of Common  Stock.  The  rights are not  currently  exercisable,  but would  become exercisable  if certain  events  occurred  relating to a person or group  acquiring or  attempting to acquire  20 percent or more of the  outstanding  shares of the  Company's  Common  Stock.  The rights expire on  February  20,  2007,  unless  redeemed  by the  Company  earlier.  Once the rights  become exercisable,  each  holder of a right will have the right to receive,  upon  exercise,  Common  Stock
        (or, in certain  circumstances,  cash,  property or other  securities of the Company)  having a value equal to two times the exercise price of the right.

(11)   Stock Option Plan

        The Company has a stock  option plan whereby the Board of  Directors  or its  Compensation  Committee
        may grant  options to purchase  shares of the  Company's  Common Stock to  employees,  officers,  and directors of the Company.

        Under the plan,  the Company has  reserved  an  aggregate  of  6,375,000  shares of Common  Stock for issuance  pursuant to the  exercise of options.  With  certain  exceptions,  options  issued  through
        March 31,  2003  generally  vest  over a  five-year  period  from the date of grant and  expire  from
        March 9,  2004 to March 27, 2013.  At March 31, 2003,  475,075  options are available for grant under the plan.

        A summary of the stock option  activity and related  information  for the years ended March 31, 2003,
        2002 and 2001 is as follows:

                                                 2003                    2002                    2001
                                                        Weighted-               Weighted-                Weighted-
                                                         Average                 Average                  Average
                                                        Exercise                Exercise                 Exercise
                                          Options        Price     Options       Price     Options        Price

        Outstanding-beginning of year    2,070,033       $8.78    2,203,444      $6.07    2,629,469       $3.61
        Granted                            667,500      $12.07      579,300     $14.95      517,500      $11.56
        Exercised                         (252,719)      $2.44     (528,711)     $3.45     (879,025)      $2.18
        Surrendered                        (53,999)     $12.72     (184,000)    $11.27      (64,500)      $5.95
        Outstanding-end of year          2,430,815      $10.28    2,070,033      $8.78    2,203,444       $2.23
                                      =========================================================================

        Exercisable at the end of year   1,168,815      $10.01      831,834      $6.65      911,945       $3.16

        Exercise  prices for  options  outstanding  under the plan as of March 31,  2003 ranged from $.667 to
        $24.168 per share.  The  weighted-average  remaining  contractual life of those options is 7.3 years.
        A summary of the  outstanding  and  exercisable  options at March 31,  2003,  segregated  by exercise price ranges, is as follows:

                                                          Weighted-
                                                           Average
                                          Weighted-       Remaining                       Weighted-
     Exercise Price      Options           Average       Contractual      Exercisable      Average
         Range         Outstanding      Exercise Price  Life (in years)     Options     Exercise Price
     $ 0.667 - $ 4.98    357,515            $2.61            5.4            191,515        $1.7615
     $ 5.150 - $ 8.834   883,000             6.59            7.1            431,500         6.18000
     $10.001 - $ 14.85   541,000            12.35            7.5            201,500        11.8000
     $15.140 - $19.461   533,000            16.89            8.8            253,000        17.0800
     $21.200 - $24.168   116,300            21.95            8.7             91,300        21.8200
                       2,430,815           $10.28            7.4          1,168,815       $10.01
                      ====================================================================================

(12)    Retirement Plans

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

        During the years ended March 31, 2002 and 2001, the Company  contributed  173,018 and 135,000 shares, respectively to the plan. Total Company  contributions  to the ESOP from inception  through March 31,
        2003 totaled 1,194,831 shares.  In May 2003, the Company  contributed  347,968 shares to the plan for the plan year ending  December  31,  2003.  The Company  accrued  $521,954 of the expense  associated with this for the three  months ended March 31, 2003 as an accrued  liability at March 31, 2003.  The
        Company  recognized  compensation  expense during the years ended  March 31,  2003,  2002 and 2001 of
        $2,642,545, $2,368,644 and $1,411,876, respectively, related to its contributions to the ESOP.

        Retirement Savings Plan

        The Company has  established a Retirement  Savings Plan (401(k)).  Participants  may contribute  from
        1%  to  15%  of  their  pre-tax  annual   compensation.   Annual   individual   pre-tax   participant
        contributions  are  limited to $12,000 if under the age of 50, and  $14,000 if over the age of 50 for calendar  year 2003,  $11,000 for calendar  year 2002 and $10,500 for calendar  year 2001,  under the
        Internal Revenue Code.  Participants are immediately vested in their voluntary contributions.

        The Company's  Board of Directors  have elected to match 50% of participant  contributions  up to 10%
        of salaries from May 2000 through  December  2003.  During the years ended March 31, 2003,  2002, and
        2001,  the  Company  recognized  compensation  expense  associated  with the  matching  contributions totaling  $2,536,363,  $2,087,984 and $1,286,611,  respectively.  Future matching  contributions,  if any,  will be  determined  annually  by the Board of  Directors.  In order to  receive  the  matching contribution,  participants  must be  employed  on the last day of the plan year.  Participants  will vest in  contributions  made to the 401(k)  based upon their  years of service  with the  Company.  A year of  service  is a 401(k)  plan year  during  which a  participant  has at least  1,000  hours of service.  Vesting  generally  occurs at the rate of 20% per year,  beginning  after the first year of service,  so that a participant  will be fully vested after five years of service.  Upon  termination of employment with the Company,  each  participant  will be entitled to receive the vested portion of his or her account balance.

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
        The following table provides a  reconciliation  of the changes in the benefit  obligations  under the
        Plan for the years ended March 31, 2003 and 2002.

        Reconciliation of benefit obligation:

                                                                      2003           2002
                         Obligation at beginning of period      $   758,162     $  344,348
                           Service cost                             423,009        402,866
                           Interest cost                             55,445         25,288
                           Benefits paid                            (22,450)        (4,627)
                           Net actuarial loss (gain)              1,072,584         (9,713)
                         Obligation at end of period            $ 2,286,750     $  758,162
                                                                ==============================

        A 1% change in the  healthcare  cost  trend rate used in  measuring  the  accumulated  postretirement benefit obligation (APDO) at March 31, 2003, would have the following effects:

                                                                      1% increase     1% decrease

           Increase (decrease) in total service and interest cost       42,185         (40,466)
           Increase (decrease) in the APBO                             241,040        (210,594)

        The following is a statement of the funded status as of March 31:

                                                                      2003           2002
                         Funded status                               $(2,286,750)    $  (758,162)
                         Unrecognized net acturial loss (gain)         1,055,873         (16,711)
                         Accrued benefit liability                   $(1,230,877)    $  (774,873)
                                                                    =============================

        The Company used the following actuarial assumptions to account for this postretirement benefit plan:

                                                        2003           2002           2001

               Weighted average discount rate           6.50%          7.50%          7.50%
               Assumed healthcare cost trend rate (1)   9.75%          6.50%          6.50%

        (1)  Trend rates were assumed to reduce until 2011 when an ultimate rate of 4.25% is reached.

(13)    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                               2003               2002               2001
        Numerator:
          Income (loss) before cumulative effect of
            change in method of accounting for
            maintenance                                   $ (24,853,800)       $16,549,990        $54,867,773
          Cumulative effect of change in method
            of accounting for naintenance                    2,010,672               -                  -
          Net income (loss)                               $ (22,843,128)       $16,549,990        $54,867,773
                                                        ======================================================

        Denominator:
          Weighted average shares outstanding,
            basic                                            29,619,742         28,603,861         27,152,099
          Dilutive effect of employee stock options                -               911,289          1,260,094
          Dilutive effect of warrants                              -                  -               430,590

          Adjusted weighted-average shares
            outstanding, diluted                             29,619,742         29,515,150         28,842,783
                                                        ======================================================

        Basic earnings (loss) per share:
          Income (loss) before cumulative
            effect of change in method of
            accounting for maintenance                    $       (0.84)       $      0.58         $     2.02
          Cumulative effect of change in
            method of accounting for
            maintenance                                            0.07                  -                  -

            Basic earnings (loss) per share               $       (0.77)       $      0.58         $     2.02
                                                        ======================================================

        Diluted earnings (loss) per share:
          Income (loss) before cumulative
            effect of change in method of
            accounting for maintenance                    $       (0.84)       $      0.56         $     1.90
          Cumulative effect of change in method
            of accounting for maintenance                          0.07                  -                  -

            Diluted earnings (loss) per share             $       (0.77)       $      0.56         $     1.90
                                                        ======================================================

        For the years  ending  March 31, 2002 and 2001,  the Company has excluded  from its  calculations  of diluted  earnings per share,  326,800 and 97,500 options and warrants,  with exercise  prices ranging from  $15.14 to  $24.17,  and $15.19 to  $24.17,  respectively,  because  the  exercise  price of the options and warrants was less than the average  market price of the common shares for the  respective year.  All  outstanding  options and warrants  were  excluded  from the  calculation  of earnings per share for the year ended March 31, 2003 since the effect was anti-dilutive.

(14)    Concentration of Credit Risk

        The Company does not believe it is subject to any significant  concentration  of credit risk relating to receivables.  At March 31, 2003 and 2002, 68.4% and 64.9% of the Company's  receivables  relate to tickets  sold to  individual  passengers  through  the use of major  credit  cards,  travel  agencies approved  by the  Airlines  Reporting  Corporation,  tickets  sold  by  other  airlines  and  used by passengers on Company  flights,  the United States Postal Service,  and the Internal Revenue Service.
        Receivables  related to tickets sold are  short-term,  generally  being settled shortly after sale or in the month following ticket usage.

(15)   Commitments and Contingencies

        From time to time,  we are engaged in routine  litigation  incidental  to our  business.  The Company believes there are no legal  proceedings  pending in which the  Company is a party or of which any of our  property  may be subject to that are not adequately covered by  insurance  maintained  by us, or which,  if adversely  decided,  would have a material  adverse  affect upon our business or financial condition.

        In March 2000, the Company entered into an agreement with AVSA,  S.A.R.L.,  as subsequently  amended, to  purchase  up to 31 new Airbus  aircraft.  During the years  ended  March 31,  2003 and 2002,  the
        Company took delivery of nine and three of these  aircraft,  respectively.  As of March 31, 2003, the
        Company has remaining firm purchase  commitments  for six additional  aircraft which are scheduled to be delivered in calendar  years 2003 through  2005.  Under the terms of the purchase  agreement,  the
        Company is required to make scheduled pre-delivery  payments.  These payments are non-refundable with certain  exceptions.  As of March 31,  2003,  the Company  has made  pre-delivery  payments  totaling
        $30,531,894 to secure these aircraft and option  aircraft.  Pre-delivery  payments due in fiscal year
        2004  approximate  $8,724,175.  The balance of the total purchase price must be paid upon delivery of each  aircraft.  In order to complete the purchase of these  aircraft,  it will be necessary  for the
        Company  to secure  financing.  The  amount  of  financing  required  will  depend  on the  number of aircraft  purchase  options  exercised  and the  amount  of cash  generated  by  operations  prior to delivery of the  aircraft.  As of March 31,  2003,  the Company has  arranged  financing  for four of these aircraft.

        In October 2002 we entered  into a purchase and  long-term  services  agreement  with LiveTV to bring
        DIRECTV  AIRBORNE(TM)satellite  programming  to every  seatback in our Airbus fleet.  We completed the installation  of the LiveTV  system on all Airbus  aircraft  in our fleet in February  2003.  We have agreed to the  purchase of 46 units of the  hardware,  however,  we have the option to cancel up to a total of 14 units by  providing  written  notice of  cancellation  at least 12 months in  advance  of installation.

        The  aggregate  additional  amounts due under this  purchase  commitment  and  estimated  amounts for buyer-furnished  equipment,  spare parts for both the purchased and leased  aircraft and to equip the aircraft with LiveTV was approximately $145,619,000 at March 31, 2003.

(16)    Selected Quarterly Financial Data (Unaudited)

                                                 First          Second            Third           Fourth
                                                Quarter (1)     Quarter (1)      Quarter (1)      Quarter
        2003
         Revenues                              $ 111,812,407   $ 119,354,524    $ 120,253,288    $ 118,515,696
                                             =============== ================ ================ ================
        Operating                             $ 114,910,166   $ 122,557,105    $ 126,608,444    $ 136,484,109
        Expenses                             =============== ================ ================ ================
        Loss before cumulative effect of
          change in accounting principle      $  (2,472,421)  $  (3,054,494)   $  (6,367,833    $ (12,959,052)
        Cumulative effect of change in
          method of accounting for
          maintenance                             2,010,672            -                -                -
        Net loss                              $     461,749   $  (3,054,494)   $  (6,367,833)   $ (12,959,052)                                                          $ (461,749)
                                             =============== ================ ================ ================

        Basic loss per share:
          Loss before cumulative
            effect of change in
            accounting principle              $       (0.08)  $       (0.10)   $       (0.21)   $       (0.44)
         Cumulative effect of change in
           method of accounting for
           maintenance                                 0.07               -                -                -

        Basic loss per share                  $       (0.01)  $       (0.10)   $       ( .21)   $       (0.44)
                                             =============== ================ ================ ================

        Diluted loss per share:
          Loss before cumulative
            effect of change in
            accounting principle              $       (0.08)          (0.10)           ( .21)           (0.44)

          Cumulative effect of change in
            method of accounting for
            maintenance                                0.07               -                -                -

          Diluted loss per share              $       (0.01)          (0.10)           ( .21)           (0.44)
                                             =============== ================ ================ ================

        2002

        Revenues                              $ 123,316,357   $ 116,006,211    $   92,556,856   $ 113,195,301
                                             =============== ================ ================ ================
        Operating Expenses                    $ 112,010,797   $ 114,035,857    $   95,849,342   $ 106,793,009
                                             =============== ================ ================ ================
        Net income                            $   7,739,597   $   7,278,583    $      908,623   $     623,187
                                             =============== ================ ================ ================

        Earnings per share:
          Basic                               $        0.27            0.26             0.03             0.02
                                             =============== ================ ================ ================
          Diluted                             $        0.26            0.24             0.03             0.02
                                             =============== ================ ================ ================

 (1)    Income  before  the  cumulative  effect of the  change in the method of  accounting  for  maintenance for the first,  second,  and third  quarters of the year ended March 31, 2003 differs from the amount previously  reported  on Form  10-Q by  $463,151,  $933,182,  and  ($202,221),  respectively, because the change in method of  accounting  for  maintenance was applied  retroactively  to April 1, 2002
        (Note 1).