Form 10-Q
period 2003-06-30
FRONTIER AIRLINES INC /CO/
filed 2003-08-01
CIK 921929

                                           FORM 10-Q

                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

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

The number of shares of the Company's Common Stock outstanding as of July 30, 2003 was 30,037,018.

                                              TABLE OF CONTENTS

                                       PART I. FINANCIAL INFORMATION

                                                                                Page

Item 1.  Financial Information

         Financial Statements                                                     1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk              23

Item 4.  Controls and Procedures                                                 24

                                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                           24

                                         PART I. FINANCIAL INFORMATION

FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)
                                                                             June 30,               March 31,
                                                                              2003                    2003
Assets

Current assets:
    Cash and cash equivalents                                         $   126,266,821        $    102,880,404
    Short-term investments                                                  2,000,000               2,000,000
    Restricted investments                                                 18,230,000              14,765,000
    Receivables, net of allowance for doubtful accounts of $254,000
      and $237,000 at June 30, 2003 and March 31, 2003, respectively       24,992,761              25,856,692
    Income taxes receivable                                                24,534,331              24,625,616
    Security and other deposits                                               912,399                 912,399
    Prepaid expenses                                                        9,851,736               9,032,084
    Inventories, net of allowance of $2,408,000 and $2,478,000
      at June 30, 2003 and March 31, 2003, respectively                     5,998,147               5,958,836
    Deferred tax asset                                                      7,184,056               4,788,831
    Other assets                                                              603,207                  18,587
            Total current assets                                          220,573,458             190,838,449

Property and equipment, net                                               331,414,188             334,492,983
Security and other deposits                                                 8,629,108               6,588,023
Aircraft pre-delivery payments                                             37,718,605              30,531,894
Restricted investments                                                     10,704,411               9,324,066
Deferred loan fees and other assets, net                                   15,062,077              16,068,361
                                                                      $   624,101,847        $    587,843,776
                                                                     ====================== ===================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                  $    19,321,012        $     26,388,621
    Air traffic liability                                                  72,912,822              58,875,623
    Other accrued expenses                                                 33,483,171              22,913,659
    Current portion of long-term debt                                      20,609,732              20,473,446
    Deferred revenue and other liabilities                                  1,372,273               1,396,143
            Total current liabilities                                     147,699,010             130,047,492

Long-term debt                                                            258,756,510             261,738,503
Deferred tax liability                                                     29,090,209              20,017,787
Deferred revenue and other liabilities                                     17,798,353              17,072,868
            Total liabilities                                             453,344,082             428,876,650

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares; none issued
    Common stock, no par value, stated value of $.001 per share,                 -                      -
        authorized 100,000,000; 30,022,018 and 29,674,050 issued and
        outstanding at June 30, 2003 and March 31, 2003, respectively          30,022                  29,674
    Additional paid-in capital                                             98,717,285              96,424,525
    Unearned ESOP shares                                                   (1,146,555)                  -
    Other comprehensive loss                                                 (289,604)                  -
    Retained earnings                                                      73,446,617              62,512,927
            Total stockholders' equity                                    170,757,765             158,967,126
                                                                      $   624,101,847         $   587,843,776
                                                                     ======================= ==================

FRONTIER AIRLINES, INC.
Statements of Operations
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)

                                                                      June 30,            June 30,
                                                                        2003                2002
Revenues:

    Passenger                                                        $138,890,562      $109,291,882
    Cargo                                                               1,689,025         1,579,936
    Other                                                               1,786,363           940,589

            Total revenues                                            142,365,950       111,812,407

Operating expenses:

    Flight operations                                                  42,165,321        37,083,404
    Fuel expense                                                       23,352,435        17,395,991
    Aircraft and traffic servicing                                     23,997,510        19,349,109
    Maintenance                                                        17,877,972        16,442,071
    Promotion and sales                                                14,719,997        14,719,308
    General and administrative                                          8,935,636         6,121,871
    Depreciation and amortization                                       5,187,198         3,798,412

            Total operating expenses                                  136,236,069       114,910,166

            Operating income (loss)                                     6,129,881       (3,097,759)

Nonoperating income (expense):

    Interest income                                                       413,363           706,962
    Interest expense                                                   (3,834,393)       (1,259,311)
    Unrealized derivative gain                                            751,666             -
    Emergency Wartime Supplemental
      Appropriations Act compensation                                  15,024,188             -
    Aircraft lease exit costs                                            (686,295)            -
    Other, net                                                           (176,093)        (151,550)

            Total nonoperating income (expense), net                   11,492,436         (703,899)

Income (loss) before income tax expense (benefit) and
    cumulative effect of change in method of
    accounting for maintenance checks                                  17,622,317        (3,801,658)

Income tax expense (benefit)                                            6,688,627        (1,329,237)

Income (loss) before cumulative effect of change
  in method of accounting for maintenance checks                      $10,933,690        $(2,472,421)

Cumulative effect of change in method of accounting
  for maintenance checks, net of tax                                       -              2,010,672

Net income (loss)                                                     $10,933,690          $(461,749)
                                                                  ================= =================

(continued)

FRONTIER AIRLINES, INC.
Statements of Operations
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)

                                                                      June 30,            June 30,
                                                                        2003                2002

Earnings (loss) per share:
  Basic:
    Income (loss) before cumulative effect of a
      change in accounting principle                                   $0.37            ($0.09)
    Cumulative effect of change in method of
      accounting for maintenance checks                                 -                 0.07

    Net income (loss)                                                $0.37            ($0.02)
                                                                  =================================

  Diluted:
    Income (loss) before cumulative effect of a
      change in accounting principle                                   $0.36            ($0.09)
    Cumulative effect of change in method of
      accounting for maintenance checks                                  -              0.07

    Net income (loss)                                              $0.36            ($0.02)
                                                                  =================================

Weighted average shares of
  common stock outstanding

            Basic                                                   29,823,179       29,534,304
                                                                  =================================
            Diluted                                                 30,172,499       29,534,304
                                                                  =================================

FRONTIER AIRLINES, INC.
Statements of Stockholders' Equity and Other Comprehensive Loss
For the Year Ended March 31, 2003 and the Three Months Ended June 30, 2003
(unaudited)

                                                                                  Accumulated
                                                 Additional       Unearned           Other                            Total
                                      Common       paid-in          ESOP         Comprehensive      Retained       stockholders'
                                       Stock       capital         shares             Loss          earnings          equity

Balances, March 31, 2002           $  29,422     85,867,486      (2,119,670)            -           85,356,055     169,133,293
Exercise of common stock options         252        616,695            -                -               -              616,947
Warrants issued in conjunction
  with debt agreement                   -         9,282,538            -                -               -            9,282,538
Tax benefit from exercises of
  common stock options and
  warrants                              -           657,806            -                -               -              657,806
Contribution of common stock to
  employees stock ownership plan        -              -               -                -               -                 -
Amortization of employee stock
  compensation                          -              -          2,119,670             -               -            2,119,670
Net income                              -              -               -                -          (22,843,128)    (22,843,128)
Balances, March 31, 2003              29,674     96,424,525            -                -            62,512,92     158,967,126
Contribution of common stock to
  employees stock ownership plan         348      2,292,760            -                -               -            2,293,108
Amortization of employee stock
  compensation                          -              -         (1,146,555)            -               -           (1,146,555)
Other comprehensive loss -
  Unrealized loss on derivative
  instruments                           -              -               -            (289,604)           -             (289,604)
                                                                                                               -
Net income                              -              -               -                -           10,933,690      10,933,690

Balances, June 30, 2003            $  30,022     98,717,285      (1,146,555)        (289,604)       73,446,617     170,757,765
                                    ================================================================================================

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)
                                                                      June 30,            June 30,
                                                                       2003                2002
Cash flows from operating activities:
  Net income (loss)                                               $ 10,933,690        $  (461,749)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Employee stock option plan compensation expense                  624,601            706,556
      Depreciation and amortization                                  6,193,479          4,005,197
      Loss on disposal of equipment                                     19,365               -
      Unrealized derivative gain                                      (751,666)              -
      Deferred tax expense                                           6,677,197          2,773,635
      Changes in operating assets and liabilities:
        Restricted investments                                      (5,051,245)        (5,654,516)
        Receivables                                                    863,931          3,739,412
        Income taxes receivable                                         91,285          3,306,720
        Security and other deposits                                 (1,629,285)          (420,600)
        Prepaid expenses                                              (819,652)           843,438
        Inventories                                                    (39,311)          (389,143)
        Deferred loan fees and other assets                               -            (1,111,487)
        Accounts payable                                            (7,067,609)        (6,362,652)
        Air traffic liability                                       14,037,199          4,888,006
        Other accrued expenses                                      10,968,909          2,607,245
        Accrued maintenance expense                                       -            (3,063,885)
        Refundable stabilization act compensation                         -            (4,000,000)
        Deferred revenue and other liabilities                         701,615          1,001,481
          Net cash provided by operating activities                 35,752,503          2,407,658

Cash flows from investing activities:
    (Increase) decrease in aircraft lease and purchase
      deposits, net                                                 (7,598,511)         2,499,965
    Decrease in restricted investments                                 205,900            205,900
    Capital expenditures                                            (2,127,768)       (65,005,760)
             Net cash used by investing activities                  (9,520,379)       (62,299,895)

Cash flows from financing activities:
    Net proceeds from issuance of common stock                            -               971,588
    Proceeds from long-term borrowings                                    -            49,200,000
    Principal payments on long-term borrowings                      (2,845,707)          (784,280)
             Net cash (used) provided by financing activities       (2,845,707)        49,387,308
             Net increase (decrease) in cash and cash equivalents   23,386,417        (10,504,929)

Cash and cash equivalents, beginning of period                     102,880,404         87,555,189

Cash and cash equivalents, end of period                         $ 126,266,821       $ 77,050,260
                                                                 ===================================

FRONTIER AIRLINES, INC.
Notes to Financial Statements
June 30, 2003

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
     March 31,  2003.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that will be realized for the full year.

(2)      Summary of Significant Accounting Policies

     StockBased Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
     Employees" ("APB 25") and related Interpretations in accounting for its employee stock options and follows the  disclosure  provisions of Statement of Financial Accounting  Standards No.123
     (SFAS 123). The Company applies APB 25 and related  Interpretations in accounting for its plans.
     Accordingly,  no  compensation  cost is recognized for options  granted at a price equal to the fair market value of the Common Stock on the date of grant. Pro forma  information  regarding net income and earnings per share is required by SFAS 123,  which also requires  that the  information be  determined  as if the  Company has accounted  for its  employee  stock  options  under the fair value  method of that  Statement.  The fair value for these options  was  estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended June 30, 2003 and 2002,  respectively:  risk-free  interest rates of 2.7% and
     4.7%,  dividend yields of 0% and 0%; volatility factors of the expected  market price of the Company's common stock of 99.97% and 74.46%, and a weighted-average expected life of the options of 5.0 years and 2.5  years.  Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's pro forma net income (loss) and earnings (loss) per share would be as follows:

                                                          2003                             2002
                 Net income (loss):
                   As Reported                           $10,933,690                    $   (461,749)
                   Pro Forma                             $10,480,094                    $ (2,537,374)

                 Earnings (loss) per share, basic:
                   As Reported                           $      0.37                    $      (0.02)
                   Pro Forma                             $      0.35                    $      (0.09)

                 Earnings (loss) per share, diluted:
                   As Reported                           $      0.36                    $      (0.02)
                   Pro Forma                             $      0.35                    $      (0.09)

     Interest Rate Hedging Program

     During the three months ending June 30, 2003, the Company  designated certain interest rate swaps as qualifying cash flow hedges. Under these hedging arrangements,  the Company is hedging the interest payments associated with a portion of its LIBOR-based  borrowings.  Under the swap agreements,  the Company pays a fixed rate of interest on the notional amount of the contracts of
     $27 million, and it receives a variable rate if interest based on the three month LIBOR rate, which is reset quarterly.  Interest expense for the quarter ended June 30, 2003 includes $79,000 of settlement amounts payable to the counter  party for the period.  Changes in the fair value of interest rate swaps designated  as hedging  instruments are reported in accumulated other comprehensive income.  These amounts are  subsequently  reclassified  into interest expense as a yield  adjustment in the same period in which the related  interest  payments on the LIBOR-based  borrowings affects earnings.
     Approximately  $290,000 of losses are included in accumulated other comprehensive income at June 30,
     2003, are expected to be reclassified into interest expense as a yield adjustment of the hedged interest payments over the next 12 months.

(3)  Government Assistance

     The Emergency Wartime Supplemental  Appropriations Act (the  Appropriations  Act), enacted on
     April 16,  2003,  made available  approximately  $2.3 billion to U.S. flag air carriers for expenses and revenue  foregone  related to aviation security.  The payment  received by each carrier was for the  reimbursement  of the TSA security  fees,  the  September  11th Security Fee and/or the Aviation Security Infrastructure Fee paid by the carrier as of the date of enactment of the Appropriations Act. According to the Appropriations Act, an air carrier may use the amount received as the air carrier  determines.  Pursuant to the  Appropriations  Act, the Company received
     $15,573,000 in May 2003, of which $549,000 was paid to Mesa Air Group for the revenue passengers
     Mesa carried as Frontier JetExpress.

     The Appropriations Act provides for additional reimbursements to be made to U.S.flag air carriers for costs incurred related to the FAA requirements for enhanced flight deck door security measures that were mandated as a result of the September 11 terrorist attacks.  The Company is unable to determine how much of the costs it incurred will be reimbursed.

(4)  Subsequent Event

     In July 2003, the Company received a federal income tax refund from the Internal Revenue Service.
     The Company prepaid $10,000,000 on its government guaranteed loan upon receipt of this refund as required by the terms of the loan agreement.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities
Exchange Act of 1934 that describe the business and prospects of Frontier  Airlines,  Inc. and the expectations of our company and management.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking  statements. When used in this document, the words "estimate,"  "anticipate,"  "project" and similar expressions are intended to identify forward-
looking statements.  Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and uncertainties include, but are not limited  to: the timing of, and  expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other  factors;  the  inability to obtain sufficient  gates at Denver International Airport to accommodate the expansion of our operations;  general  economic factors and behavior of the fare-paying public and its potential impact on our liquidity;  terrorist  attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; operational disruptions, including weather;
industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government's policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing  actions of United  Airlines and other competitors and other actions taken by United Airlines either in or out of  bankruptcy  protection;  the  availability  of suitable  aircraft,  which may inhibit our ability to achieve  operating  economies and implement our business  strategy;  the unavailability  of, or inability to secure upon  acceptable  terms,  financing  necessary to purchase  aircraft  which we have ordered; issues relating to our transition to an Airbus aircraft fleet;  uncertainties regarding aviation fuel prices;  and uncertainties as to when and how fully consumer confidence in the airline industry will be restored,  if ever.  Because our business, like that of the airline industry  generally, is characterized by high fixed costs relative to revenues,  small fluctuations in our yield per available seat mile ("RASM")
or cost per  available  seat mile  ("CASM")  can  significantly affect operating results

General

       We are a scheduled  passenger airline  based in Denver, Colorado.  We are the second largest jet service  carrier at Denver  International  Airport ("DIA").  As of July 31, 2003, we, in conjunction with Frontier JetExpress operated by Mesa Air Group  ("Mesa"),  operate routes linking our Denver hub to 37 cities in 22 states  spanning the nation from coast to coast and to one city in Mexico.  We are a low cost, affordable fare airline operating in a hub and spoke fashion connecting  points coast to coast.
We were organized  in  February  1994 and we began flight operations  in July 1994 with two leased Boeing
737-200 jets.  We have since expanded our fleet in service to 38 jets (27 of which are leased jets and 11 of which are owned); consisting of one Boeing 737-200, 16 Boeing 737-300s, 19 Airbus A319s, and two Airbus
A318s. In May 2001, we began a fleet replacement plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft, a transition we expect to complete by approximately of the end of calendar year 2005. As of July 31, 2003, we ceased using two of the three remaining  Boeing 737-200s we lease and intend to terminate the use of the last Boeing 737-200 in September  2003.  During the three  months  ended
June 30,  2003 and 2002,  we  increased  capacity  by 22.3% and  19.2%,  respectively.  In the June 2003 quarter, we increased passenger traffic by 30.9%, outpacing our increase in capacity for the quarter.

       We currently lease 10 gates at DIA. Together with our regional jet codeshare partner,  Frontier Jet
Express,  we use up to 16 gates at DIA,  where we operate approximately 198 daily system flight departures and  arrivals  and 30  Frontier JetExpress daily system flight  departures and arrivals.  We are currently in discussions with DIA to access additional gates in order to accommodate planned expansion of our operations.  We intend to begin service to Orange County,  California and Milwaukee, Wisconsin on August 31,
2003 with two and three  daily  round-trips,  respectively,  and we intend to add a third round-trip  to
Orange County, California on October  1, 2003.  Additionally,  we intend to provide  service to St. Louis,
Missouri on  November 1, 2003 with two daily  round-trip  flights.  We have  applied  for and  received authority  to provide service to Cabo San Lucas and Puerto  Vallarta,  Mexico and we intend to begin service to these  markets on  November 1, 2003 with one weekly round-trip frequency, increasing to three weekly round-trip frequencies beginning on November 22, 2003.

       In June 2003, we entered into an agreement with Kinetics,  Inc., a provider of enterprise and self-service  technology to the U.S.  airline  industry,  to deploy  their new  automated  check-in system.  The launch of  "FlexCheck,"  our suite of airport and web-based  automated  check-in  services, utilizes  Kinetics'  TouchPort  self-service  terminals and  associated Kinetics  software solutions for airport and Internet  check-in.  We plan for  FlexCheck to be available via the Internet in early August
2003 with deployment of self-service kiosks at our hub at DIA in early  September  2003. The system will allow our customers to check in for their flights using a standard credit card for identification purposes only,  their EarlyReturns frequent flyer number, E-ticket number or confirmation number.

       In March 2003,  we entered into an agreement with Juniper Bank  (WWW.JUNIPERBANK.COM), a full-
service  credit card issuer, to exclusively offer Frontier MasterCard products to consumers,  customers and Frontier's  EarlyReturns frequent flyer members.  We launched  the  co-branded  credit card in May
2003.  As of June 30, 2003,  Juniper  Bank has issued 6,300 of these credit  cards.  We  believe  that the
Frontier/Juniper Bank co-branded  MasterCard  will offer one of the most aggressive affinity card programs because free travel can be earned for as little as 15,000 miles.

       In October  2002,  we signed a purchase  and  long-term  services  agreement  with  LiveTV to bring
DIRECTV  AIRBORNE(TM) satellite  programming to every seatback in our Airbus fleet.  In February 2003, we completed the  installation  of the LiveTV system on all Airbus  aircraft.  The installed  systems became operational upon receipt of regulatory  approval in December 2002.  We have  implemented  a $5 per segment  usage  charge  for  access to the  system to offset  the costs for the  system equipment, programming and services.  We believe the DIRECTV(TM)product represents a significant value to our customers and offers a competitive advantage for our company.

       In September  2001, we entered into a codeshare  agreement with Mesa.  Under the terms of the agreement,  we market and sell flights  operated by Mesa as Frontier  JetExpress using five  50-passenger
Bombardier  CRJ-200 regional jets.  Effective May 4, 2003, Frontier Jet Express replaced our mainline service to Tucson, Arizona, Oklahoma City, Oklahoma and Boise, Idaho and terminated  service to Oakland, California.
Frontier  JetExpress  also  provides  service to Ontario,  California  and Wichita, Kansas, and supplements our mainline service to San Jose, California, Albuquerque, New Mexico and Austin, Texas. In February  2003
and subsequently modified in June 2003,  we amended our codeshare agreement with Mesa from a prorate-based compensation method to a "cost plus" compensation method effective March 1, 2003 through January 1,2004.
We are currently considering various options to extend or replace this service as of January 1, 2004.

       Effective July 9, 2001, we began a codeshare agreement with Great Lakes Aviation, Ltd.
("Great Lakes").  The codeshare agreement recently added two additional markets to Rapid City, South
Dakota on July 30, 2003 and to Grand Junction,  Colorado on August 1, 2003.  Including  these two new cities,  Great Lakes will  provide  service to 36  regional  markets  located in Arizona,  Colorado,
Kansas, New Mexico,  Nebraska,  North Dakota, South Dakota, Texas, Utah, and Wyoming under this codeshare agreement.

       Our  filings with  the Securities and Exchange Commission are available at no cost on our website,
WWW.FRONTIERAIRLINES.COM,  in the Investor Relations folder contained in the section titled "About Frontier".
These reports include our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K,  Section 16 reports on Forms 3, 4 and 5, and any related amendments or other documents, and are typically  available  within two days after we file the materials with the SEC.

       Our  corporate  headquarters  are  located at 7001 Tower  Road,  Denver,  Colorado  80249.  Our administrative  office  telephone  number is 720-374-4200 and our reservations telephone number is
800-432-1359.

Results of Operations

       We had net income of  $10,934,000  or 36(cent)per diluted  share for the  quarter  ended June
30, 2003 as compared to a net loss of $2,472,000,  before cumulative effect of change in accounting for maintenance  checks, or 9(cent)per share for the quarter ended  June  30,  2002.  The  Company's fiscal  first  quarter  2004 net  income  included  $15,024,000  received  under  the Appropriations
Act and an unrealized  gain on fuel hedges of $752,000,  offset by aircraft lease exit costs of $686,000.
The net effect of these items, net of income taxes and related profit sharing contributions, aggregated was $0.29 per diluted share.

       Our  average  fare was $105 for the quarter  ended June 30,  2003 as compared to $108 for the quarter  ended June 30, 2002.  The  quarter  ended June 30,  2003 was the first full  quarter in which our newly implemented fare structure was in place.  As part of the new structure, which we implemented in February 2003, our  highest-level  business fares were reduced by 25 to 45 percent,  and our lowest available walk-up fares were reduced by 38 to 77 percent.  The new fare structure,  which is  comprised of six  fare categories, caps all fares to and from Denver at $399 or $499  one-way, excluding passenger facility, security or segment fees, depending on length of haul. Unlike some other airlines, these fares can be booked each way, allowing customers to get the best price on both the inbound and outbound portion of their itinerary with no round-trip purchase  required.  Our new fare structure removes the advance purchase  requirements of past pricing  structures,  and there are no Saturday night stayovers  required.
Although,  this may have created downward pressure on our average fare, we believe this was offset by an increase in  passenger  traffic.  Additionally,  , we believe  that our average  fare during the quarter ended June 30, 2003 continued to be adversely impacted by the economy and the war with Iraq in March and April 2003.

       Our cost per available seat mile ("CASM") for the quarters ended June 30,  2003 and 2002 were 8.13
(cent)and  8.39(cent), respectively, a decrease of .26(cent)or 3.1%.  Our CASM  decreased  during  the quarter  ended June 30,  2003 as a result of an increase  in the  average  number of owned  aircraft from 3.5 to 9, a  decrease  in the  maintenance  cost as a result of the reduction  in our Boeing fleet which were  replaced  with new Airbus A319  aircraft,  an increase in aircraft  utilization,  a decrease in our distribution expenses in relation to the reduction in the average fare and a reduction in travel agency commissions as a result of the elimination of substantially all travel agency commissions effective
June 1, 2002, an increase in aircraft utilization, and economies of scale associated with lower increases in indirect costs compared to the 22.3% increase in ASMs over the prior comparable period.

       An airline's  break-even load factor is the passenger load factor that will result in operating revenues being equal to operating  expenses, assuming constant revenue per passenger mile and expenses.
For the quarter ended June 30, 2003,  our break-even load factor  excluding the $15,024,000  proceeds from the  Appropriations  Act, the $752,000  unrealized  derivative gain, and the $686,000  charge for accelerated  rents for an airplane lease that we ceased using during the quarter was 66.2% compared to our achieved passenger load factor of 67.2%.  For the quarter ended June 30, 2002, our break-even load factor was 65.0%  compared to our achieved  passenger  load factor of 62.8%.  Our break-even load factor increased from the prior comparable period as a result of a decrease in our average fare to $105 during the  quarter  ended June 30, 2003 from $108 during the quarter  ended June 30, 2002,  partially  offset by a decrease in our CASM.

       Small  fluctuations in our RASM or CASM can  significantly  affect  operating  results because we, like other airlines, have high fixed costs in relation to revenues.  Airline operations are highly sensitive to various  factors,  including the actions of competing airlines and general economic factors,  which can adversely affect our liquidity,  cash flows and results of operations.

       As a result of the expansion of our operations during the quarter ended June 30, 2003, our results of operations are not necessarily indicative of future operating results or comparable to the prior quarter ended June 30, 2002.

       The following table provides certain of our financial and operating data for the year ended March
31, 2003 and the quarters ended June 30, 2003 and 2002.

                                                              Year
                                                             Ended
                                                            March 31,         Quarters Ended June 30,
                                                              2003         2003               2002
          Passenger revenue (000s) (1)                      460,188          138,891            109,292
          Revenue passengers carried (000s)                   3,926            1,227                928
          Revenue passenger miles (RPMs) (000s) (2)       3,599,553        1,125,233            859,604
          Available seat miles (ASMs) (000s) (3)          6,013,261        1,675,050          1,369,399
          Passenger load factor (4)                           59.9%            67.2%              62.8%
          Break-even load factor (5)                          64.4%            65.9%              65.0%
          Block hours (6)                                   120,297           33,127             27,680
          Departures                                         53,081           14,610             12,184
          Average seats per departure                           132              132                132
          Average stage length                                  858              869                851
          Average length of haul                                917              917                926
          Average daily block hour utilization (7)              9.8             10.2                9.9
          Yield per RPM (cents) (8)(11)                       12.74            12.29              12.71
          Yield per ASM (cents) (9)(11)                        7.63             8.26               7.98
          Total yield per ASM (cents) (10)                     7.81             8.50               8.17
          Cost per ASM (cents)                                 8.32             8.13               8.39
          Fuel cost per ASM (cents)                            1.42             1.39               1.27
          Cost per ASM excluding fuel (cents)(12)              6.90             6.74               7.12
          Average fare (13)                               $     109        $     105           $    108
          Average aircraft in fleet                            33.8             35.6               30.6
          Aircraft in fleet at end of period                   36.0             36.0               33.0
          Average age of aircraft at end of period              7.4              6.7                9.6

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
(5)  "Break-even load factor" is the passenger load factor that will result in operating passenger revenues being equal to operating expenses, adjusted for other revenues and net nonoperating income (expense)
     and excluding unusual items, assuming constant yield per RPM and ASMs. See table below for calculation of adjusted expenses. This may be deemed a non-GAAP financial measure under Regulation G issued by the
     Securities and Exchange Commission. We believe that presentation of break-even load factor using certain adjustments is useful to investors because the elimination of special and nonoperating items allows a meaningful period-to-period comparison. Furthermore, in preparing operating plans and forecasts, we rely on an analysis of break-even load factor exclusive of these special and nonoperating items.
     Our presentation of non-GAAP results should not be viewed as a substitute for our financial or statistical results based on GAAP, and other airlines may not necessarily compute break-even load factor in a manner that is consistent with our computation.
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
(8)  "Yield per RPM" is determined by dividing passenger revenues excluding charter revenues by revenue passenger miles. FOr purposes of calculating yield per RPM, charter revenue is excluded from passenger revenue.
(9)  "Yield per ASM" is determined by dividing passenger revenues excluding charter revenues by available seat miles.
(10) "Total yield per ASM" is determined by dividing passenger revenues by available seat miles.
(11) For purposes of these yield calculations, charter revenue is excluded from passenger revenue.  See table below for calculation of passenger revenue excluding charter revenue. This may be deemed a non-GAAP financial measure under Regulation G issued by the Securities and Exchange Commission. We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs. Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue. Our presentation of non-GAAP results should not be viewed as a substitute for our financial or statistical results based on GAAP.
(12) This may be deemed a non-GAAP financial measure under Regulation G issued by the Securities and Exchange
     Commission.  We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses, it facilitates comparison of results of operations between current and past periods and enables investors to better forecast future trends in our operations.  Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense.
     However, our presentation of non-GAAP results should not be viewed as a substitute for our financial results determine in accordance with GAAP.
(13) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

                                                           Year
                                                          Ended
                                                        March 31,        Quarters Ended June 30,
        (In thousands)                                     2003            2003            2002
        Passenger revenues, as reported                 $  460,188       $  138,891      $  109,292
        Charter revenue                                      1,515              614              58
        Passenger revenues, excluding charter revenue   $  458,673       $  138,277      $  109,234
                                                      =============== =============== ===============

        Operating expenses, as reported                 $  500,560       $  136,236      $  114,910
        Less:  charter revenue                              (1,515)            (614)            (58)
        Less:  cargo revenue                                (5,557)          (1,689)         (1,580)
        Less:  other revenue                                (4,191)          (1,786)           (941)
        Less:  interest income                              (1,883)            (413)           (707)
        Add:  interest expense                               8,041            3,835           1,259
        Less:  write-down of inventory                      (2,478)              -               -
        Add:  nonoperating expense -- other,net                653              176             152
        Adjusted expenses for break-even load factor
          calculation                                   $  493,630       $  135,745      $  113,035
                                                      =============== =============== ===============

       The following table provides our operating revenues and expenses expressed as cents per total ASMs and as a percentage of total operating revenues, as rounded, for the year ended March 31, 2003 and the quarters ended June 30, 2003 and 2002.

                                   Year Ended March 31,                       Quarters Ended June 30,
                                            2003                        2003                          2002
                                    Per              %           Per             %               Per           %
                                   total            of          total           of              total          of
                                   ASM           Revenue        ASM          Revenue            ASM         Revenue

Revenues:
    Passenger                       7.65           97.9%        8.29           97.6%          7.98             97.7%
    Cargo                           0.09            1.2%        0.10            1.2%          0.12              1.4%
    Other                           0.07            0.9%        0.11            1.2%          0.07              0.8%
Total revenues                      7.81          100.0%        8.50          100.0%          8.17            100.0%

Operating expenses:
    Flight operations               2.59           33.2%        2.52           29.6%          2.71             33.2%
    Fuel expense                    1.43           18.3%        1.39           16.4%          1.27             15.6%
    Aircraft and traffic servicing  1.44           18.4%        1.43           16.9%          1.41             17.3%
    Maintenance                     1.26           16.1%        1.07           12.6%          1.20             14.7%
    Promotion and sales             0.88           11.3%        0.88           10.3%          1.07             13.2%
    General and administrative      0.43            5.5%        0.53            6.3%          0.45              5.5%
    Depreciation and amortization   0.29            3.7%        0.31            3.6%          0.28              3.4%
Total operating expenses            8.32          106.5%        8.13           95.7%          8.39            102.8%
                                   ======================      ======================        ========================

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

       Our average fare for the  quarters  ended June 30, 2003 and 2002 was $105 and $108,  respectively,  a decrease of 2.8%. We believe that our new fare structure that was  implemented in February 2003 may have had a downward effect on the average fare offset by an increase in  passenger traffic.  Our load factor of 75.6%
during the month of June 2003 represents the highest monthly load factor in our nine-year operating history.
We cannot  predict whether or for how long these  higher load factors will continue.

       Passenger  Revenues.  Passenger revenues totaled $138,891,000 for the quarter ended  June 30, 2003 compared  to $109,292,000 for the quarter ended June 30, 2002, an increase of 27.1%.  Passenger  revenue includes revenues for non-revenue passengers, administrative fees,  and revenue recognized for tickets that are not used within one year from their issue dates.  We carried 1,227,000 revenue passengers during the quarter  ended June 30, 2003 compared to 928,000 in the quarter ended June 30, 2002,  an increase of 32.2%.
We had an average of 35.6  aircraft in service  during the quarter ended June 30, 2003 compared to an average of 30.6 aircraft during the quarter ended June 30, 2002, an increase of 16.3%. ASMs increased to 1,675,050,000 for the quarter ended June 30, 2003 from  1,369,399,000  for the quarter ended June 30, 2002, an increase of
22.3%.  RPMs for the quarter ended June 30, 2003 were 1,125,233,000 compared to 859,604,000 for the quarter ended June 30, 2002, an increase of 30.9%, outpacing the increase in ASMs.  Our load factor increased to 67.2%
for the quarter ended June 30, 2003 from 62.8% for the prior comparable period. Recently, we launched a unique branding  campaign,  `A Whole Different Animal,' and we believe customer response to both of those initiatives is a positive  contributor  to our results for the quarter ended June 30, 2003.

       Cargo  revenues,  consisting of revenues from freight and mail  service,  totaled  $1,689,000  and
$1,580,000  for the quarters ended June 30, 2003 and 2002,  representing 1.2% and 1.4% of total operating revenues,  respectively,  or an increase of 6.9%.  This  adjunct  to the  passenger  business  is highly competitive  and  depends  heavily  on  aircraft  scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues,  comprised  principally of interline handling fees, liquor sales, LiveTV sales and excess baggage fees, totaled  $1,786,000  and $941,000 or 1.3% and .8% of total  operating  revenues for the quarters ended June 30, 2003 and 2002, respectively,  an increase of 89.8%.  Other revenue  increased over the prior comparable  period as a result of an increase in interline handling fees primarily due to the
Mesa codeshare agreement and an increase in ground handling for other airlines.

Operating Expenses

       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance,  promotion and sales,  general and  administrative  and depreciation and  amortization.  Total operating  expenses were  $136,236,000 and $114,910,000  for the quarters ended June 30, 2003 and 2002 and represented  95.7% and 102.8% of total revenue, respectively. Operating expenses decreased as a percentage of revenue  during the  quarter  ended June 30,  2003 as a result of a 27.3% increase in total  revenues during the quarter  ended June 30,  2003 as compared to the quarter  ended June 30, 2002  coupled with a decrease in our CASM from 8.39(cent)to 8.13(cent), a decrease of 3.1%.

       Flight Operations.  Flight operations expenses of $42,165,000 and $37,084,000 were 29.6% and 33.2%
of total revenue for the quarters ended June 30, 2003 and 2002, respectively.  Flight operations expenses include all  expenses  related directly to the operation of the aircraft  including lease and insurance expenses,  pilot and flight attendant  compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

       Aircraft lease expenses totaled  $17,192,000  (12.1% of total revenue) and $16,929,000 (14.6% of total revenue) for the quarters ended  June 30,  2003 and 2002,  respectively,  or an  increase  of less than  1.0%.  The  average  number of leased aircraft  decreased to 26.7 from 27.1, a decrease of 1.5%.
Aircraft  lease  expense  increased  slightly as a result of newer and larger  aircraft  leased during the 12 months ended June 30, 2003 compared to the leased  aircraft that rotated out of our fleet during that same period.

       Aircraft insurance expenses totaled $2,746,000 (1.9% of total revenue) and $2,618,000 (2.3%
of total revenue) for the quarters ended June 30, 2003 and 2002, respectively.  Aircraft insurance expenses were .24(cent)and .30(cent)per RPM for the quarters ended June 30, 2003 and 2002, respectively.
Aircraft insurance  decreased per RPM as a result of less expensive war risk coverage that is presently provided by the FAA than during the period ended June 30, 2002 that was  previously  provided by commercial underwriters combined with a 30% decrease in our basic hull and liability insurance rates effective June 7, 2003. Although the FAA is authorized to offer both policies  through  August 31, 2004, the current  policies are in effect until August 12, 2003.  We do not know whether the government will extend the  coverage,  and if it does,  how long the  extension  will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

       Pilot and flight attendant salaries before payroll taxes and benefits totaled $12,485,000 and
$9,859,000 or 9.0% of passenger revenue for each of the quarters ended June 30, 2003 and 2002, respectively,  or an increase of 26.6%.  Pilot and flight attendant compensation increased as a result of a 16.3%  increase in the average  number of aircraft in service,  an increase of 19.7% in block hours, a general wage increase in pilot and flight attendant salaries, and additional crew required to replace those who were attending training on the Airbus equipment.  We pay pilot and flight attendant salaries for training, consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high in relationship  to the average number of aircraft in service.  We expect these costs to continue to increase as we place additional aircraft into service and continue to retire Boeing equipment.

       Aircraft fuel  expense.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel costs of $23,352,000 for 24,412,000  gallons used and  $17,396,000 for  20,858,000 gallons used  resulted in an average fuel cost of 95.7(cent)and 83.4(cent)per gallon for the quarters  ended June 30, 2003 and 2002, respectively.
Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory.
We initiated a fuel hedging program in late November 2002, which increased fuel expense by $213,000 for the quarter ended June 30, 2003.  Fuel consumption for the quarters ended June 30, 2003 and 2002 averaged
737 and 754 gallons per block hour, respectively, or a decrease of 2.3%.  Fuel consumption per block hour decreased  during the quarter ended June 30, 2003 from the prior comparable period because of the more fuel-efficient  Airbus aircraft added to our fleet coupled with the reduction in our Boeing fleet which had higher fuel burn rates.

       Aircraft and Traffic  Servicing.  Aircraft and traffic servicing expenses were $23,998,000 and
$19,349,000 (an increase of 24.0%) for the quarters ended June 30, 2003 and 2002, respectively, and represented  18.4% and 17.3% of total  revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports  including landing fees,  facilities rental, station  labor,  ground handling  expenses,  and  interrupted  trip expenses  associated  with delayed or cancelled  flights.
Interrupted trip expenses are amounts  paid to other airlines to protect passengers  as well as hotel, meal and other incidental  expenses.  Aircraft and traffic  servicing  expenses  will  increase  with the addition of new cities to our route system.  During the quarter  ended June 30, 2003,  we served
33 cities  compared to 31 during the quarter ended June 30, 2002, or an increase of 6.5%.  During the quarter  ended June 30,  2003,  our  departures  increased  to 14,610 from  12,184,  or an increase of
19.9%.  Aircraft and traffic servicing expenses were $1,644 per departure for the quarter ended June 30,
2003 as compared  to $1,588 per  departure  for the  quarter  ended June 30,  2002,  or an  increase  of
3.5%.  Aircraft  and  traffic servicing expenses increased per departure as a result of general increases in airport rents and landing fees.

       Maintenance. Maintenance expenses of $17,873,000 and $16,442,000  were 12.6% and 14.7% of total revenue  for the quarters  ended June 30, 2003 and 2002,  respectively.  These include all labor,  parts and supplies expenses related to the maintenance of the aircraft.  Maintenance is charged to maintenance expense as incurred.  Maintenance  cost per block hour was $540 and $594 for the  quarters  ended June 30,
2003 and 2002,  respectively,  a decrease of 9.1%.  Maintenance  cost per block hour decreased as a result of a decrease in our Boeing fleet coupled with the  additional  new Airbus  aircraft that are less costly to maintain than our older Boeing aircraft.

     Promotion and Sales.  Promotion and sales expenses totaled $14,720,000 and $14,719,000 and were 10.3%
and 13.2% of total revenue for the quarters ended June 30, 2003 and 2002, respectively.  These include advertising expenses,  telecommunications expenses, wages and benefits for reservation agents and related supervision  as well as  marketing  management  and sales personnel,  credit card fees, travel agency commissions and computer reservations costs.  During the quarter ended June 30, 2003, promotion and sales expenses  per  passenger  decreased  to $12.00 from $15.86 for the quarter  ended June 30,  2002. Promotion and sales expenses per passenger decreased as a result of variable expenses that are based on lower average fares, the elimination of substantially all travel agency commissions effective on tickets sold after May 31,
2002, and economies of scale associated with our growth.

       General and Administrative.  General and administrative  expenses for the quarters ended June 30,
2003 and 2002 totaled $8,936,000 and $6,122,000, respectively, and were 6.3% and 5.5% of total revenue, respectively.  During the quarter ended June 30, 2003, we accrued for employee performance bonuses totaling
$1,125,000 or .8% of total revenue.  Bonuses are based on  profitability.  As a result of our pre-tax loss for the quarter  ended June 30, 2002, we did not accrue  bonuses.  General and  administrative  expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, information  technology, aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments.  Employee health benefits, accrued vacation and bonus expenses, general insurance expenses including worker's compensation, and write-offs associated with credit card and check fraud are also included in general and administrative expenses.  Our employees increased from approximately 2,960 in June 2002 to approximately 3,400 in June 2003, an increase of
14.9%.  Accordingly we experienced increases in our human resources, training, information technology, and health insurance benefit expenses.

       Depreciation and Amortization.  Depreciation and amortization expenses of $5,187,000 and $3,798,000, an increase of 36.6%, were approximately 3.6% and 3.4% of total revenue for the quarters ended June 30, 2003 and 2002, respectively.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  Depreciation expense increased over the prior year largely as a result of an increase in the average number of Airbus A319 aircraft owned from
3.5 at June 30, 2002 to nine at June 30, 2003.

       Nonoperating  Income  (Expense).  Net nonoperating income totaled $11,492,000 for the quarter ended June 30, 2003 compared to net nonoperating expense of $704,000 for the quarter ended June 30,
2002.  During the quarter  ended June 30, 2003, we recognized $15,024,000 of compensation as a result of payments  under the  Appropriations  Act for expenses and revenue  foregone related to aviation security.  We received a total of $15,573,000 in May 2003, of which we paid $549,000 to Mesa for the revenue passengers Mesa carried as Frontier JetExpress.

       Interest income decreased to $413,000 from $707,000 during the quarter ended June 30, 2003 from the prior comparable period as a result of a decrease in interest rates.  Interest expense increased to
$3,834,000 for the quarter ended June 30, 2003 from  $1,259,000 as a result of interest  expense associated with the financing of additional aircraft purchased since June 30, 2002 and the $70,000,000 government guaranteed loan we obtained in February 2002.

       The  results of operations for the quarter ended June 30, 2003 include an unrealized derivative gain of $752,000 representing the change in the fair value of our fuel derivative agreements between
March 31, 2003 and June 30, 2003.

       In May 2003, we ceased using one of our Boeing 737-200 leased aircraft that had a lease termination in October 2005 and recorded a charge of $686,000.  This amount recognizes theremaining fair value of the lease  payments and the  unamortized leasehold improvements on the aircraft.

       Income Tax  Expense.  Income tax expense  totaled  $6,689,000 during the quarter ended June
30, 2003 at a 38.0% rate, compared to an income tax benefit of $1,581,000 for the quarter ended June
30, 2002, at a 35.0% rate.

Liquidity and Capital Resources

       Our liquidity depends to a large extent on the number of passengers who fly with us, the fares we  charge,  our operating and capital  expenditures,  and our financing  activities.  We depend on lease or mortgage  financing to acquire all of our  aircraft,  including six firm additional  Airbus  aircraft as of June 30, 2003  scheduled  for delivery  through  April 2004.
In July 2003,  we signed a term  sheet  with  Airbus to amend the  aircraft purchase  agreement subject to successful  negotiation of a purchase agreement  amendment for the engines with a third party engine  manufacturer and other  conditions.  If these  negotiations  are successful,  the amendment  provides for 15  additional  firm Airbus A319 aircraft purchases with deliveries scheduled beginning in calendar year 2004 and continuing through 2008.

       We had cash and cash equivalents and short-term  investments of $128,267,000 at June 30, 2003 and $104,880,000 at March 31, 2003,  respectively.  At June 30, 2003,  total  current  assets were
$219,656,000  as compared to  $147,699,000  of total current  liabilities,  resulting in working capital of $71,957,000.  At March 31, 2003, total current assets were $190,838,000 as compared to $130,047,000 of total current  liabilities,  resulting in working capital of $60,791,000.  The increase in our cash and working capital from March 31, 2003 is largely a result of cash provided by operating activities
The cash provided by operating activities was offset by cash used for investing activities, principally as a result of  pre-delivery  payments for the purchase of six  additional Airbus aircraft.

       In July 2003, we received our income tax refund from the Internal Revenue Service totaling
$26,574,000.  We prepaid $10,000,000 on our government guaranteed loan upon receipt of this refund as required by the loan agreement.

       Cash provided by operating  activities for the year ended June 30, 2003 was  $35,753,000.
This is  attributable to our net income for the period  which  includes  compensation  received under the  Appropriations  Act, an increase in air traffic liability and other accrued expenses, offset by increases in restricted investments,  security and other deposits and prepaid expenses, and a decrease in accounts payable.  Cash provided by operating activities for the quarter ended
June 30, 2002 was $2,408,000.  This is attributable to an increase in deferred tax expense, a decrease in  receivables,  and increases in air traffic liability,  other accrued expenses, accrued maintenance  expenses,  and deferred rent, offset by our net loss for the period and increases in restricted  investments, security, maintenance and other deposits, and decreases in accounts payable and deferred Stabilization Act compensation. Included in cash provided by operating activities for the 2002 period is a $4,000,000 repayment of the excess amounts received under the Stabilization Act.

       Cash used in investing activities for the quarter ended June 30, 2003 was $9,520,000.  Net aircraft lease and purchase deposits increased by $7,599,000 during this period,  principally for  pre-delivery  payments  for six  additional  Airbus aircraft we have committed  to purchase.
We used  $2,135,000  to purchase rotable aircraft components and other general equipment purchases.
Cash used by investing  activities  for the quarter ended June 30, 2002 was  $62,300,000.  Net aircraft lease and purchase deposits decreased by $2,500,000 during this quarter.  During the quarter ended June 30, 2002, we took delivery of two purchased  Airbus  aircraft  and applied their  respective  pre-delivery  payments to the  purchase of those aircraft.  We also used
$65,006,000 for the purchase of these additional Airbus aircraft and to purchase rotable aircraft components, leasehold improvements and other general equipment.

       Cash used by financing activities for the quarter ended June 30, 2003 was $2,846,000 for principal payments on loans obtained to finance the purchase of Airbus aircraft.  Cash provided by financing activities for the quarter ended June 30, 2002 was $49,387,000.  During the quarter ended June 30,  2002,  we borrowed  $49,200,000 to finance the purchase of Airbus aircraft,  of which $784,000 was repaid during the quarter.  During the quarter ended June 30, 2002 we received
$992,000 from the exercise of common stock options.

       DIA, our primary hub for operations,  has developed preliminary plans for a significant expansion of Concourse A, where our  aircraft  gates are  located.  The  expansion  will add as many as 10 gates for  full-size  commercial  jet  aircraft and several more gates for smaller regional jets. We have expressed preliminary interest in entering into a long-term lease arrangement with the airport authority for the use of additional aircraft gates in connection with our overall expansion plans.  The amount we would be charged under this lease will depend on the ultimate cost of the project, the amount of space to which we commit, the financing structure and interest cost and the final method by which the airport authority  allocates the  construction  costs among the airlines.  The current state of the industry and  uncertainties  involving United Airlines, DIA's dominant carrier,  together with changes in Denver's administration with the election of a new mayor, have placed these expansion plans on hold. In the meantime, we are working with DIA to address current facility needs through additional access to existing gates and the construction of two temporary gates on Concourse A. The construction costs for these facilities would be financed by DIA and recouped from us on a long-term basis through rates and charges.

       We have been assessing our liquidity  position in light of the potential  expansion of our facilities at DIA, including the gate expansion discussed above and the potential for building or acquiring our own hangar space,  our aircraft  purchase commitments  and other capital  needs, the economy,  our  competition,  the events of September  11, and other  uncertainties surrounding the airline industry.  Prior to applying for a government guaranteed loan under the Stabilization
Act, we filed a shelf registration with the Securities and Exchange Commission in April 2002 that would allow us to sell equity or debt securities from time to time as market conditions permit.
Subsequent to this shelf registration filing, our financial performance along with bankruptcies and the threat of bankruptcies of other airlines has had a significant  adverse effect on our access to the capital markets.  Although the government guaranteed loan has improved our liquidity, we may need to continue to explore avenues to enhance our liquidity in the current economic and operating  environment.  We intend to continue to examine domestic or foreign bank aircraft financing,  bank lines of credit and  aircraft sale-leasebacks,  the sale of equity or debt securities, and other transactions as necessary to support our capital and operating needs.  For further information on our financing plans and activities, see "Contractual Obligations:" below.

Contractual Obligations

       The following table summarizes our contractual obligations as of June 30, 2003:

                                        Less than         1-3            4-5           After
                                          1 year         years          years         5 years         Total
Long-term debt (1)                     20,610,000     41,948,000     66,211,000     150,597,000    279,366,000
Operating leases (2)                   82,180,000    141,263,000    119,986,000     360,817,000    704,246,000
Unconditional purchase obligations(3) 121,730,000      7,614,000         -               -         129,344,000
Total contractual cash obligations    224,520,000    190,825,000    186,197,000     511,414,000  1,112,956,000
                                     ==========================================================================

 (1) In February 2003, we obtained a $70,000,000 guaranteed loan of which $69,300,000 was guaranteed by the Air Transportation Stabilization Board ("ATSB") and two other parties. The loan has three tranches, Tranche A, Tranche B and Tranche C, in amounts totaling $63,000,000, $6,300,000 and
     $700,000,  respectively.  At June 30, 2003, the interest rates were 1.80%,  2.15%, and 3.6%, respectively.  The interest rates on each tranche of the loan adjust quarterly based on LIBOR rates.
     The loan requires quarterly installments of approximately $2,642,000 beginning in December 2003 with a final balloon  payment of  $33,000,000  due in June 2007.  Upon receipt of an income tax refund, which was pledged under this loan  agreement, we were required to make a pre-payment of $10,000,000, which was to be applied  against the next successive installments due.  In July 2003, we received our income  tax  refund and made the  required  pre-payment. Interest is payable quarterly, in arrears.
     Guarantee  fees of 4.5%  annually  are payable  quarterly in advance to the guarantors of the Tranche A and Tranche B loans.  The loan facility is secured by certain  assets of ours as described in the loan agreement, consisting primarily of Boeing rotable fixed assets, all expendable inventory and 50% of other property and equipment.  In connection with this transaction, we issued warrants to purchase of 3,833,946 shares of our common stock at $6.00 per share to the ATSB and to two other  guarantors.  The warrants had an estimated  fair value of $9,282,538 when issued and expire seven years after issuance.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.
     This amount is being amortized to interest expense over the life of the loan. The effective  interest rate on the notes is approximately  9.99% including the value of the warrants and other costs  associated  with obtaining the loan,  assuming that the variable  interest rates payable on the notes at June 30, 2003. The notes contain  certain  covenants that require us to maintain certain ratios with respect to indebtedness to earnings before income taxes, depreciation and amortization, and rents ("EBITDAR") and EBITDAR to fixed charges beginning January 1, 2004.  We are not required to meet certain liquidity tests until the quarter ending March 31, 2004.  Unrestricted cash balances cannot be less than $25,000,000 at any time through
     September 30, 2004 or $75,000,000 thereafter.  We are in compliance with these requirements at June 30, 2003.

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

     During the year ended March 31, 2003, we entered into additional loans to finance seven additional Airbus aircraft with interest rates based on LIBOR plus margins that adjust quarterly or  semi-annually.  At June
     30, 2003 interest rates for these loans  ranged from 2.313% to 2.913%,  each loan has a term of 12 years and each loan has balloon payments ranging from $4,800,000 to $7,770,000 at the end of the term.  The loans are secured by the aircraft.

(2)  As of June 30, 2003, we lease nine Airbus 319 type aircraft and 19 Boeing 737 type aircraft under operating leases with expiration dates ranging from 2003 to 2014.  Under these leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft.
     At June 30, 2003, we had made cash security deposits of $6,733,000 and had arranged for letters of credit of
     $6,105,800  collateralized  by restricted cash balances. Additionally, we are required to make supplemental rent payments to cover the cost of major  scheduled maintenance  overhauls of these aircraft.  These supplemental rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

     As a complement to our Airbus purchase agreement, in April 2000 we signed an agreement, as subsequently amended, to lease 15 new Airbus aircraft for a term of 12 years.  As of June 30,  2003, we had arranged for issuance of letters of credit on the remaining eight aircraft we agreed to lease totaling $1,647,000, to secure these leases,  collateralized by restricted cash balances.

     In June 2003, we agreed to a term sheet for the lease two additional Airbus A318 aircraft,  scheduled for delivery in May 2004 and March 2005, and one additional Airbus A319 aircraft, scheduled for delivery in
     February 2005.

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

(3)  We have adopted a fleet replacement plan to phase out our Boeing 737 aircraft and replace them with a combination  of Airbus A319 and A318 aircraft.  In March 2000, we entered into an agreement, as subsequently amended, to purchase up to 17 new Airbus aircraft.  Included in the purchase commitment are amounts for spare aircraft  components  to support  the aircraft.  We are not under any contractual obligations with respect to spare parts. As of June 30, 2003, we had taken delivery of 11 of these aircraft,  one of which we sold in December 2002 and assigned one purchase commitment to a lessor in February  2003.  We agreed to lease each of these two aircraft  over a five-year  term.  As of June 30, 2003,  we have remaining firm purchase commitments for six additional aircraft which are scheduled to be delivered in fiscal years 2003 through 2005.
     Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of June 30, 2003,  we had made pre-delivery payments on future deliveries totaling $37,119,000 to secure these aircraft.

     In July 2003, we signed a term sheet with Airbus to amend the aircraft purchase agreement subject to successful negotiations of a purchase agreement amendment for the engines with a third party engine manufacturer and other conditions.  If these negotiations are successful, the amendment provides for
     15 additional firm Airbus A319 aircraft purchases with purchase rights for up to an additional 23 A319 aircraft.  The firm Airbus A319 aircraft have scheduled delivery dates beginning in calendar year 2004 and continuing  through 2008.  Under the terms of the amendment,  we have rights to convert some or all of these additional  aircraft into A320 aircraft by providing Airbus notice prior to December 31,  2004.
     The amendment also requires us to lease at least three new Airbus A319 or A320 aircraft from operating lessors for delivery in calendar year 2004.  Including these three, we intend to lease as many as 14 additional A318 and A319 aircraft from third party lessors over the next five years.  As this amendment and other required  conditions are not yet completed, we have not included any purchase commitment amounts in the table above.

     We signed a term sheet with a European financial institution to provide debt financing for four of our five A318 aircraft  scheduled for delivery  from Airbus in fiscal year 2004.  The terms permit us to borrow up to  $25,500,000  per aircraft over a period of either 120 or 144 months at floating interest rate with either a $7,650,000  balloon  payment due at maturity if we elect a 120 month term or $3,060,000 if we elect a 144 month term.  We are also in  discussions with various parties for the debt  financing  or for a  sale-leaseback  of the A319  aircraft  delivery  scheduled  in September 2003.
     There are no other  purchased  aircraft due for delivery in fiscal year 2004. The inability to close on the
     A318 financing could result in delays in or our inability to take delivery of Airbus aircraft we have agreed to purchase,  which would have a material adverse effect on us. As of July 31, 2003, two of these A318 aircraft were purchased and financed under this facility.

     In October  2002 we entered into a purchase and  long-term  services  agreement  with LiveTV to bring
     DIRECTV  AIRBORNE(TM) satellite programming to every seatback in our Airbus fleet.  We completed the installation of the LiveTV system on all Airbus aircraft in our fleet in February 2003. We have agreed to the purchase of 46 units of the hardware;  however,  we have the option to cancel up to a total of
     11 units by providing  written  notice of  cancellation  at least 12 months in advance of  installation.
     As of June 30, 2003,  we have  purchased  19 units.  The table above  includes  the  remaining purchase commitment amounts not yet paid for remaining firm 16 units.

Commercial Commitments

       As we enter new markets,  increase the amount of space leased, or add leased aircraft, we are often required to provide the airport  authorities and lessors with a letter of credit, bond or cash security deposits.  These generally  approximate up to three  months of rent and fees.  As of June 30,
2003,  we had  outstanding  letters of credit,  bonds,  and cash  security deposits totaling  $12,908,000,
$4,267,000,  and $9,542,000,  respectively.  In order to meet these  requirements,  we have a credit agreement  with a financial  institution  for up to  $1,500,000,  which expires  August 31, 2003,  and another credit agreement with a second  financial  institution for up to  $20,000,000,  which expires
November 30, 2003.  These credit lines can be used solely for the issuance of standby letters of credit.
Any amounts  drawn under the credit  agreements  are fully collateralized  by certificates of deposit, which are carried as restricted  investments on our balance sheet. As of June 30, 2003,  we have drawn
$12,908,000  under these credit  agreements  for standby  letters of credit that  collateralize  certain leases.  In the event that these credit agreements are not renewed beyond their present expiration dates, the certificates of  deposit would be redeemed and paid to the various lessors as cash security deposits in lieu of standby  letters of credit.  As a result there would be no impact on our  liquidity if these agreements  were not renewed.  In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite,  we would be required to collateralize certain of these lease  obligations  with either cash security  deposits or standby  letters of credit, which would decrease our liquidity.

       We use the Airline Reporting  Corporation  ("ARC") to provide reporting and settlement services for travel agency sales and other  related  transactions.  In order to  maintain  the  minimum  bond
(or  irrevocable  letter of credit)  coverage  of $100,000,  ARC  requires  participating  carriers to meet,  on a quarterly  basis,  certain  financial  tests such as, but not limited to, net profit margin percentage,  working  capital  ratio,  and percent of debt to debt plus equity.  As of June 30, 2003, we met these  financial  tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements,  we would be required to increase our bonding  coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions).
Based on net cash sales remitted to us for the week ended July 31, 2003, the coverage would be increased to
$12,710,000  if we failed the tests.  If we were unable to increase  the bond  amount as a result of our then financial  condition,  we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

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
The cap prices for this agreement is 82 cents per gallon,  and the primary and secondary  floor prices are at 72 and 64.5 cents per gallon, respectively.  The volume of fuel covered by this contract is estimated to represent 5% of our fuel  purchases for that period.  In March 2003,  we entered  into a second  swap  agreement  with a notional  volume of 1,260,000  gallons  per month for the period from
April 1, 2003 to June 30,  2003.  The fixed price of the swap is 79.25 cents per gallon and the  agreement is  estimated  to  represent  15% of our fuel  purchases  for that  period.  In April 2003,  we entered into a third swap  agreement  with a notional  volume of 1,260,000  gallons per month for the period from
July 1, 2003 to December 31, 2003.  The fixed price of the swap is 71.53 cents per gallon and the agreement is estimated to represent  15% of our fuel purchases for that period.  Our results of operations for the quarter ended June 30, 2003 include an unrealized derivative gain of $752,000 which is included in nonoperating  income (expense) and a realized loss of approximately  $213,000 in  cash  settlements paid to the  counter-party  recorded  as an  increase  in fuel  expense.  We  were  not a party  to any derivative contracts during the quarter ended June 30, 2002.

       In March 2003,  we entered  into an interest  rate swap  agreement  with a notional  amount of
$27,000,000  to hedge a portion of our LIBOR based  borrowings.  Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR.  At June
30, 2003,  our interest rate swap  agreement had an estimated unrealized  loss of  $290,000  which was recorded  as  accumulated  other  comprehensive  loss and is included in the balance sheet.  We did not have any interest rate swap agreements outstanding during the quarter ended June 30, 2002.

      Effective  January 1, 2003,  we entered  into an engine  maintenance  agreement  with GE Engine
Services,  Inc.  ("GE") covering the scheduled and  unscheduled  repair of our aircraft  engines used on our Airbus  aircraft.  The agreement is for a 12-year  period from the  effective  date for our owned aircraft or December 31, 2014,  whichever  comes first,  and for each leased aircraft,  the term coincides with the initial lease term of 12 years.  This agreement  precludes us from using another third party for such services  during the term.  This agreement  requires  monthly  payments at a specified rate multiplied by the number of flight  hours flown on the  aircraft  during that month.  The amounts due based on flight hours are not included in table above.

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

Fuel Derivative Instruments

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

Interest Rate Hedging Program

       During the quarter  ending June 30, 2003, we  designated  certain  interest rate swaps as qualifying  cash flow hedges. Under these hedging arrangements, we are hedging the interest payments  associated  with a portion of our  LIBOR-based borrowings.  Under the swap agreements, we pay a fixed rate of  interest  on the  notional  amount of the  contracts  of $27 million, and we receive a variable rate if interest based on the three month LIBOR rate, which is reset quarterly.  Interest expense for the quarter ended June 30, 2003,  includes $79,000 of settlement amounts  payable to the counter party for the period.  Changes in the fair value of interest rate swaps  designated  as hedging  instruments  are  reported in  accumulated other  comprehensive income.  These amounts are subsequently  reclassified into interest expense as a yield adjustment in the same period in which the related interest payments on the LIBOR-based borrowings affects earnings.  Approximately  $290,000 of losses in accumulated  other  comprehensive  income at June
30, 2003, are expected to be reclassified into interest expense as a yield adjustment of the hedged interest payments over the next 12 months.

Customer Loyalty Programs

       In February  2001,  we  established  EarlyReturns,  a frequent  flyer  program to  encourage travel on our airline and customer  loyalty.  We account for the  EarlyReturns  program  under the incremental  cost method  whereby  travel awards are valued at the incremental  cost of carrying one passenger based on expected  redemptions.  Those  incremental  costs are based on  expectations of expenses to be incurred on a per passenger basis and include food and beverages, fuel, liability insurance,  and ticketing  costs.  The incremental  costs do not include a contribution to overhead, aircraft cost or profit. We do not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award.  We believe this is  appropriate because the large  majority of these  participants  are not expected to earn a free flight award.
We do not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to us is negligible.

       As of June 30, 2003 and 2002, we estimated that approximately 19,367 and 6,887 round-trip flight awards,  respectively, were eligible for redemption by EarlyReturns members who have mileage credits  exceeding the  15,000-mile  free  round-trip domestic  ticket  award  threshold.  Of these earned  awards,  we  expect  that  approximately  84%  would be  redeemed.  The difference between the round-trip awards outstanding and the awards expected to be redeemed is the estimate of awards which will (1) never be redeemed, or (2) be redeemed for something other than a free trip.  As of
June 30,  2003 and March 31, 2003, we had recorded a liability of approximately $375,000 and
$283,181, respectively, for these rewards.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

       Our earnings  are affected by changes in the price and  availability  of aircraft  fuel.
Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the quarter ended March 31, 2003.  Based on fiscal year 2003 actual fuel usage,  such a change would have the effect of increasing or decreasing our aircraft fuel expense by approximately
$8,590,000 in fiscal year 2003.  Comparatively, based on projected fiscal year 2004 fuel usage, such a change would have the effect of increasing or decreasing our aircraft fuel expense by approximately  $9,746,000 in fiscal year 2004 excluding the effects of our fuel hedging arrangements.
The increase in exposure to fuel price  fluctuations  in fiscal year 2004 is due to the increase of our average  aircraft fleet size during the year ended March 31, 2004,  projected  increases to our fleet during the year ended March 31, 2004 and related gallons purchased.

       As of June 30, 2003, we had hedged  approximately  12.3% of our projected  fiscal 2004 fuel requirements.  In November 2002, we initiated a fuel hedging program  comprised of swap and collar agreements.  Under a swap  agreement,  we receive the difference  between a fixed swap price and a price based on an agreed  upon  published  spot price for jet fuel.  If the index price is higher than the fixed  price,  we receive the difference between the fixed price and the spot price.  If the index price is lower, we pay the difference.  A collar agreement has a cap price, a primary floor price, and a secondary floor price.  When the U.S. Gulf Coast Pipeline Jet index price is above the cap, we receive the  difference  between the index and the cap. When the index price is below the primary  floor but above the secondary  floor,  we pay the  difference  between the index and the primary floor.  However, when the price is below the secondary floor, we are only obligated to pay the difference between the primary and secondary floor prices.

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
In April 2003, we entered into a third swap agreement with a notional volume of 1,260,000 gallons per month for the period from July 1, 2003 to December 31, 2003.  The fixed price of the swap is
71.53 cents per gallon and the  agreement is estimated to represent  15% of our fuel  purchases for that  period.  The results of operations for the quarter ended June 30,  2003 include an unrealized derivative  gain of $752,000 which is included in nonoperating income (expense) and a realized loss of  approximately  $213,000  in cash settlements paid to a counter-party recorded as an increase in fuel  expense.  We were  not a party  to any  derivative contracts during the quarter ended June 30,
2002.

Interest

       We are susceptible to market risk associated with changes in variable interest rates on long-
term debt  obligations we incurred to finance the purchases of our Airbus aircraft and our government guaranteed  loan.  Interest  expense on seven of our owned Airbus A319  aircraft is subject to interest rate  adjustments  every three to six months based upon changes in the applicable  LIBOR rate.  The interest rate on borrowings under our government guaranteed loan is also subject to adjustment based on changes in the  applicable  LIBOR  rates.  A change in the base LIBOR rate of 100 basis  points
(1.0  percent)  would have the effect of increasing or decreasing our annual  interest  expense by
$2,355,000  assuming the loans  outstanding  that are subject to interest rate  adjustments at June
30, 2003 totaling  $235,487,000  are outstanding  for the entire period.  As of June 30, 2003, we had hedged approximately 11.5% of our variable interest rate loans.

       In March 2003,  we entered  into an interest  rate swap  agreement  with a notional  amount of  $27,000,000  to hedge a portion  of our LIBOR  based  borrowings.  Under the  interest  rate swap  agreement,  we are paying a fixed rate of 2.45% and receive a variable  rate based on the three month  LIBOR over the term of the swap which  expires in March  2007.  As of June 30, 2003, the fair value of the swap agreement is a loss of $289,000..

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

                                         PART II. OTHER INFORMATION

Item 6:        Exhibits and Reports on Form 8-K

                31.1      Section 302 certification of  President and Chief Executive Officer,
                          Jeffery S. Potter. (1)

                31.2      Section 302 certification of Chief Financial Officer, Paul H. Tate. (1)

                32        Section 906 certification of President and Chief Executive Officer,
                          Jeffery S. Potter, and Chief Financial Officer, Paul H. Tate (1)

                (1)       Filed herewith.

(b)      Reports on Form 8-K

              During the quarter ended June 30, 2003, the Company filed the following reports on
              Form 8-K.
              .
     Date of Reports                           Item Numbers                           Financial Statements
                                                                                      Required to be Filed
      May 22, 2003                               12 and 7                                     None

                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  July 30, 2003                                 By: /s/ Paul H. Tate
                                                     Paul H. Tate, Senior Vice President and
                                                     Chief Financial Officer

Date:  July 30, 2003                                 By: /s/ Elissa A. Potucek
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer