Form 10-Q
period 2003-09-30
FRONTIER AIRLINES INC /CO/
filed 2003-11-12
CIK 921929

                                                      FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

[X]      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
         ACT OF 1934
         For the quarterly period ended September 30, 2003.

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

The number of shares of the Company's  common stock  outstanding  as of November 1, 2003 was 35,190,768.

                                       TABLE OF CONTENTS

                                   PART I. FINANCIAL INFORMATION

                                                                                Page

Item 1.  Financial Information

         Financial Statements                                                    1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             26

Item 4.  Controls and Procedures                                                27

                                   PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                    28

Item 6.  Exhibits and Reports on Form 8-K                                       28

                                   PART I. FINANCIAL INFORMATION

Item 1.  Financial Information
FRONTIER AIRLINES, INC.
Balance Sheets

                                                     September 30, 2003       March 31, 2003

Assets
Current assets
   Cash and cash equivalents                           $ 201,332,308          $ 102,880,404
   Short-term investments                                  2,000,000              2,000,000
   Restricted investments                                 22,603,189             14,765,000
   Receivables, net of allowance for doubtful
    accounts of $241,000 and $237,000 at
    September 30, 2003 and March 31, 2003, respectively   22,186,140             25,856,692
   Income taxes receivable                                   329,823             24,625,616
   Security and other deposits                               912,399                912,399
   Prepaid expenses and other assets                       9,404,212              9,050,671
   Inventories, net of allowance of $2,478,000 at
    September 30, 2003 and March 31, 2003, respectively    5,780,345              5,958,836
   Deferred tax asset                                      7,410,930              4,788,831
         Total current assets                            271,959,346            190,838,449
   Property and equipment, net                           415,633,962            334,492,983
   Security and other deposits                            11,998,393              6,588,023
   Aircraft pre-delivery payments                         25,884,661             30,531,894
   Restricted investments                                  9,709,781              9,324,066
   Deferred loan fees and other assets, net                6,428,472             16,068,361
                                                       $ 741,614,615          $ 587,843,776
                                                     ===============        ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                    $  19,308,980          $  26,388,621
   Air traffic liability                                  77,050,721             58,875,623
   Other accrued expenses                                 40,763,309             22,913,659
   Current portion of long-term debt                      15,316,629             20,473,446
   Deferred revenue and other liabilities                  1,330,000              1,396,143
         Total current liabilities                       153,769,639            130,047,492
Long-term debt                                           279,378,528            261,738,503
Deferred tax liability                                    32,916,660             20,017,787
Deferred revenue and other liabilities                    20,096,590             17,072,868
         Total liabilities                               486,161,417            428,876,650
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000
    shares; none issued                                       -                      -
   Common stock, no par value, stated value of $.001
    per share, authorized 100,000,000; 35,147,768 and
    29,674,050 issued and outstanding at September 30,
    2003 and March 31, 2003, respectively                     35,148                 29,674
   Additional paid-in capital                            180,663,677             96,424,525
   Unearned ESOP shares                                     (573,277)                -
   Other comprehensive loss                                 (116,690)                -
   Retained earnings                                      75,444,340             62,512,927
                                                         255,453,198            158,967,126
                                                       $ 741,614,615          $ 587,843,776
                                                     ===============        ===============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Operations
(Unaudited)
                                               Three Months Ended              Six Months Ended
                                          September 30,   September 30,   September 30,    September 30,
                                              2003            2002           2003              2002
Revenues:
   Passenger                             $ 159,964,675   $ 116,709,640   $ 298,855,237    $ 226,001,522
   Cargo                                     2,369,222       1,366,251       4,058,247        2,946,187
   Other                                     3,487,275       1,278,633       5,273,638        2,219,222
         Total revenues                    165,821,172     119,354,524     308,187,122      231,166,931

Operating expenses:
   Flight operations                        42,267,994      38,236,779      84,433,315       75,320,183
   Aircraft fuel expense                    25,900,551      21,332,131      48,501,320       38,728,122
   Aircraft and traffic servicing           26,077,456      21,274,015      50,074,966       40,623,124
   Maintenance                              17,120,004      17,500,920      34,997,976       33,942,991
   Promotion and sales                      16,470,511      13,505,113      31,190,508       28,224,421
   General and administrative                9,784,376       6,574,920      18,720,012       12,696,791
   Depreciation and amortization             5,870,300       4,133,227      11,057,498        7,931,639
         Total operating expenses          143,491,192     122,557,105     278,975,595      237,467,271
         Operating income (loss)            22,329,980      (3,202,581)     29,211,527       (6,300,340)

Nonoperating income (expense):
   Interest income                             524,468         487,798         937,831        1,194,760
   Interest expense                         (4,034,387)     (1,895,668)     (7,868,780)      (3,154,979)
   Emergency Wartime Supplemental
   Appropriations Act compensation              -               -           15,024,188           -                                                                                                                                                                  15,024,188
   Early extinguishment of debt             (8,742,489)         -           (8,742,489)          -                                                                  (8,742,489)
   Aircraft lease and facility exit costs   (4,659,058)         -           (5,345,353)          -
   Loss on sale-leaseback of aircraft       (1,237,718)         -           (1,237,718)          -                                                                       (1,237,718)
   Other, net                                 (676,218)       (286,772)       (852,311)        (438,322)
         Total nonoperating expense, net   (18,825,402)     (1,694,642)     (8,084,632)      (2,398,541)

Income (loss) before income tax expense
   (benefit) and cumulative effect of
   change in method of accounting for
   maintenance                               3,504,578      (4,897,223)     21,126,895       (8,698,881)

Income tax expense (benefit)                 1,506,855      (1,842,729)      8,195,482       (3,171,966)

Income (loss) before cumulative effect of
   change in method of accounting for
   maintenance                               1,997,723      (3,054,494)     12,931,413       (5,526,915)

Cumulative effect of change in method of
   accounting for maintenance, net of tax       -               -               -             2,010,672

Net income (loss)                          $ 1,997,723     $(3,054,494)   $ 12,931,413      $(3,516,243)
                                         ==============  ============== ===============   ==============

                                                                                                                                                                                                             (Continued)

FRONTIER AIRLINES, INC.
Statements of Operations
(Unaudited)
                                          September 30,   September 30,   September 30,   September 30,
                                              2003            2002            2003            2002

Earnings (loss) per share:
  Basic:
   Income (loss) before cumulative effect
    of a change in accounting principle          $0.07          ($0.10)          $0.43           ($0.19)
   Cumulative effect of change in method of
    accounting for maintenance checks              -               -               -               0.07
   Net income (loss)                             $0.07          ($0.10)          $0.43           ($0.12)
                                         ==============  ============== ===============   ==============

  Diluted:
   Income (loss) before cumulative effect
    of a change in accounting principle          $0.06          ($0.10)          $0.40           ($0.19)
   Cumulative effect of change in method of
    accounting for maintenance checks              -               -               -               0.07
   Net income (loss)                             $0.06          ($0.10)          $0.40           ($0.12)
                                         ============== =============== ===============  ===============

Weighted average shares of
  common stock outstanding:
   Basic                                    30,440,589      29,632,898      30,133,571       29,583,870
                                         ============== =============== ===============  ===============
   Diluted                                  33,620,352      29,632,898      32,514,599       29,583,870
                                         ============== =============== ===============  ===============
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Stockholders' Equity and Other Comprehensive Loss
For the Year Ended March 31, 2003 and the Six Months Ended September 30, 2003

                                                                   Accumulated
                                           Additional   Unearned        Other                     Total
                                Common       paid-in      ESOP      Comprehensive   Retained   stockholders'
                                Stock        capital     shares         Loss        earnings     equity
Balances, March 31, 2002      $ 29,422    $85,867,486 $(2,119,670)   $   -        $85,356,055  $169,133,293

Net loss                            -            -         -              -       (22,843,128)  (22,843,128)
Exercise of common stock options   252        616,695      -              -             -           616,947
Warrants issued in conjunction
   with debt agreement              -       9,282,538      -              -             -         9,282,538
Tax benefit from exercises of
   common stock options and
   warrants                         -         657,806      -              -             -           657,806
Contribution of common stock to
   employees stock ownership plan   -            -         -              -             -              -
Amortization of employee stock
   compensation                     -            -     2,119,670          -             -         2,119,670
Balances, March 31, 2003        29,674     96,424,525      -              -        62,512,927   158,967,126

Net income                          -            -         -              -        12,931,413    12,931,413
Other comprehensive loss -
 Unrealized loss on
 derivative instruments             -            -         -          (116,690)         -          (116,690)
Total comprehensive income                                                                       12,814,723

Sale of common stock, net of
 offering costs of $257,000      5,050     81,080,419      -              -             -        81,085,469
Exercise of common stock
 options                            76        348,974      -              -             -           349,050
Tax benefit from exercises of
 common stock options and
 warrants                           -         516,999      -              -             -           516,999
Contribution of common stock to
 employees stock ownership plan    348      2,292,760    (2,293,108)      -             -              -
Amortization of employee stock
 compensation                       -            -        1,719,831       -             -         1,719,831
Balances, September 30, 2003   $35,148   $180,663,677    $ (573,277) $(116,690)   $75,444,340  $255,453,198
                             ==================================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Six Months Ended September 30, 2003 and 2002
(Unaudited)

                                                                  2003                2002
Cash flows from operating activities:
   Net income (loss)                                          $ 12,931,413       $ (3,516,243)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Employee stock plan compensation expense                   1,197,879          1,413,113
      Depreciation and amortization                             11,057,498          7,931,639
      Loss on disposal of equipment                              2,246,836              -
      Unrealized derivative gain                                  (358,743)             -
      Deferred tax expense                                      10,276,774          5,282,898
      Changes in operating assets and liabilities:
        Restricted investments                                  (8,841,604)        (8,434,423)
        Receivables                                              3,670,552          3,756,330
        Income taxes receivable                                 24,295,793           (311,321)
        Security, maintenance and other deposits                (2,719,470)          (450,300)
        Prepaid expenses and other assets                         (353,541)         1,680,945
        Inventories                                                178,491           (689,900)
        Deferred loan and other expenses                        10,870,936           (559,797)
        Accounts payable                                        (7,079,641)        (1,510,843)
        Air traffic liability                                   18,175,098         (3,100,527)
        Other accrued expenses                                  18,421,955         (3,104,387)
        Deferred stabilization act compensation                      -             (4,000,000)
        Accrued maintenance expense                                  -             (3,196,617)
        Deferred revenue and other liabilities                   2,957,579          2,159,384
          Net cash provided (used) by operating activities      96,927,805         (6,650,049)

Cash flows from investing activities:
   Decrease (increase) in aircraft lease and purchase
     deposits, net                                               1,956,333        (10,235,887)
   Decrease in restricted investments                              617,700            411,800
   Capital expenditures                                        (94,445,313)       (98,755,494)
          Net cash used by investing activities                (91,871,280)      (108,579,581)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                   81,951,518            570,976
   Proceeds from long-term borrowings                           76,500,000         73,200,000
   Payment of financing fees                                    (1,039,347)          (988,351)
   Principal payments on long-term borrowing                   (64,016,792)        (2,542,438)
          Net cash provided by financing activities             93,395,379         70,240,187

          Net increase (decrease) in cash and cash equivalents  98,451,904        (44,989,443)

Cash and cash equivalents, beginning of period                 102,880,404         87,555,189

Cash and cash equivalents, end of period                     $ 201,332,308       $ 42,565,746
                                                           ================    ===============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
September 30, 2003

(1)  Basis of Presentation

     The accompanying  unaudited  financial  statements have been prepared in accordance with generally  accepted  accounting  principles for interim financial  information and the  instructions  to Form 10-Q and Regulation  S-X.  Accordingly,  they do not include  all of the  information  and  footnotes  required  by  generally  accepted accounting  principles  for  complete  financial  statements  and should be read in conjunction  with the Company's Annual Report on Form 10-K for the year ended March
     31,  2003.  In the  opinion of  management,  all  adjustments  (consisting  only of normal recurring  adjustments)  considered  necessary for a fair  presentation have been  included.  The  results  of  operations  for the three and six  months  ended
     September  30, 2003 are not  necessarily  indicative  of the  results  that will be realized for the full year.

(2)  Summary of Significant Accounting Policies

     Stock-Based Compensation

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

                                               Three Months Ended             Three Months Ended
                                          September 30,   September 30,   September 30,  September 30,
                                              2003            2002            2003           2002
         Net income (loss):
           As Reported                    $  1,997,723    $ (3,054,494)   $ 12,931,413   $   (3,516,243)
           Pro Forma                      $  1,378,809    $ (3,592,239)   $ 11,864,756   $   (6,113,647)

         Earnings (loss) per share, basic:
           As Reported                    $       0.07    $      (0.10)   $       0.43   $        (0.12)
           Pro Forma                      $       0.05    $      (0.12)   $       0.39   $        (0.21)

         Earnings (loss) per share, diluted:
           As Reported                    $       0.06    $      (0.10)   $       0.40   $        (0.12)
           Pro Forma                      $       0.04    $      (0.12)   $       0.36   $        (0.21)

FRONTIER AIRLINES, INC.
Notes to Financial Statements
September 30, 2003

     Interest Rate Hedging Program

     During the six months ending  September 30, 2003,  the Company  designated  certain
     interest  rate  swaps  as  qualifying   cash  flow  hedges.   Under  these  hedging
     arrangements,  the  Company is hedging  the  interest  payments  associated  with a portion of its  LIBOR-based  borrowings.  Under the swap  agreements,  the  Company pays a fixed  rate of  interest  on the  notional  amount of the  contracts  of $27 million,  and it  receives a variable  rate of  interest  based on the three  month
     LIBOR  rate,  which is reset  quarterly.  Interest  expense  for the  three and six months  ended  September  30,  2003  includes  $93,000 and  $172,000 of  settlement amounts  payable to the counter party for the period.  Changes in the fair value of interest rate swaps  designated as hedging  instruments are reported in accumulated other  comprehensive  income.  These  amounts are  subsequently  reclassified  into interest  expense as a yield  adjustment  in the same  period in which the  related interest payments on the LIBOR-based  borrowings  affects  earnings.  Approximately
     $117,000 of unrealized losses are included in accumulated other  comprehensive loss at September 30, 2003 and are expected to be reclassified  into interest expense as a yield adjustment of the hedged interest payments over the next 12 months.

(3)  Government Assistance

     The Emergency Wartime Supplemental  Appropriations Act (the "Appropriations  Act"),
     enacted in April 2003, made available  approximately  $2.3 billion to U.S. flag air carriers  for  expenses  and revenue  foregone  related to aviation  security.  The payment  received by each  carrier was for the  reimbursement  of the TSA  security fees, the September 11th Security Fee and/or the Aviation  Security  Infrastructure
     Fee paid by the  carrier as of the date of  enactment  of the  Appropriations  Act.
     According to the Appropriations  Act, an air carrier may use the amount received as the air  carrier  determines.  Pursuant  to the  Appropriations  Act,  the  Company
     received  $15,573,000 in May 2003, of which $549,000 was paid to Mesa Air Group for the revenue passengers Mesa carried as Frontier JetExpress.

     The  Appropriations  Act provides for additional  reimbursements to be made to U.S.
     flag air carriers for costs incurred  related to the FAA  requirements for enhanced flight deck door security  measures that were mandated as a result of the September
     11 terrorist  attacks.  Pursuant to the  Appropriations  Act, the Company  received
     $889,000 in September  2003 for expenses  related to the  installation  of enhanced flight deck doors on its  aircraft,  $275,000 of which was  recorded as a reduction to property  and  equipment,  net,  and  $614,000  was  recorded as a reduction  to maintenance expense.

(4)  Stockholders' Equity

     Common Stock

     The Company  completed a secondary  public  offering of 5,050,000  shares of common stock  in  September  2003.  The  Company  received  $81,085,000,  net of  offering expenses,  from the  sale of  these  shares.  See  note 5 for a  discussion  of the required  prepayment of the  Company's  government  guaranteed  loan as a result of this sale of stock.  Additionally, the government guaranteed loan includes certain anti-dilution adjustments in the event of any sale of the Company's common stock.
     As a result, the exercise price of the warrants issued in connection with the loan was adjusted from $6.00 per share to $5.92 per share.  The total warrants outstanding at September 2003 in connection with the loan was 3,833,945.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
September 30, 2003

(5)  Long-Term Debt

     Government Guaranteed Loan

     In  July  2003,  the  Company   received  a  federal  income  tax  refund  totaling
     $26,574,000 from the Internal Revenue Service.  The Company prepaid  $10,000,000 on its  government  guaranteed  loan upon  receipt of this  refund as  required by the terms of the loan agreement.

     The government  guaranteed loan also required a prepayment  equal to 60% of the net proceeds  from any sales of common  stock.  As a result of the sale of common stock
     (see note 4) in September  2003, the Company prepaid  approximately  $48,418,000 on the  loan.  As a  result  of the  prepayments  made  during  the six  months  ended
     September 30, 2003,  the remaining  loan balance is  approximately  $11,582,000  at
     September 30, 2003.  The remaining  principal  payments under the loan will consist
     of  $571,000   payable  in  September   2004,   four  quarterly   installments   of
     approximately  $2,643,000  beginning  in December  2004,  and one final  payment of
     $439,000 in December 2005.

     Other Long-Term Debt

     During the six months ended September 30, 2003, the Company  borrowed an additional
     $76,500,000  for the purchase of three Airbus A318  aircraft.  Each  aircraft  loan has a term of 12 years and is payable in monthly installments,  including interest, payable in arrears,  with a floating  interest  rate  adjusted  quarterly  based on
     LIBOR plus a margin of 2.25%.  At the end of the term,  there is a balloon  payment of $3,060,000 for each aircraft loan.  The loans are secured by the aircraft.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
Operations

This report  contains  forward-looking  statements  within the meaning of Section 21E of the  Securities  Exchange  Act of 1934 that  describe  the  business  and  prospects  of
Frontier  Airlines,  Inc.  and the  expectations  of our  company  and  management.  All statements,  other than  statements  of historical  facts,  included in this report that
address  activities,   events  or  developments  that  we  expect,  believe,  intend  or anticipate will or may occur in the future, are  forward-looking  statements.  When used
in  this  document,   the  words   "estimate,"   "anticipate,"   "project"  and  similar
expressions  are  intended  to  identify  forward-looking  statements.   Forward-looking
statements are inherently  subject to risks and  uncertainties,  many of which cannot be predicted  with  accuracy and some of which might not even be  anticipated.  These risks and  uncertainties  include,  but are  not  limited  to:  the  timing  of,  and  expense associated  with,  expansion and  modification  of our operations in accordance with our business  strategy  or in  response  to  competitive  pressures  or other  factors;  the inability to obtain  sufficient  gates at Denver  International  Airport to  accommodate the  expansion  of  our  operations;  general  economic  factors  and  behavior  of  the fare-paying  public and its  potential  impact on our  liquidity;  terrorist  attacks or other  incidents  that could cause the public to question the safety  and/or  efficiency of air travel; operational disruptions,  including weather; industry consolidation;  the impact of labor disputes;  enhanced security  requirements;  changes in the government's
policy   regarding  relief  or  assistance  to  the  airline   industry;   the  economic
environment of the airline industry  generally;  increased  federal scrutiny of low-fare carriers  generally that may increase our operating costs or otherwise  adversely affect us; actions of competing  airlines,  such as increasing  capacity and pricing actions of
United  Airlines  and other  competitors  and  other  actions  taken by United  Airlines either in or out of  bankruptcy  protection;  the  availability  of  suitable  aircraft, which may  inhibit  our  ability  to  achieve  operating  economies  and  implement  our business  strategy;  the  unavailability  of, or  inability  to secure  upon  acceptable terms,  financing  necessary  to  purchase  aircraft  which  we have  ordered  or  lease aircraft we anticipate  adding to our fleet through lease financing;  issues relating to our  transition  to an Airbus  aircraft  fleet;  uncertainties  regarding  aviation fuel prices;  and  uncertainties as to when and how fully consumer  confidence in the airline industry  will be  restored,  if ever.  Because our  business,  like that of the airline industry  generally,  is characterized  by high fixed costs relative to revenues,  small fluctuations  in our yield per available  seat mile ("RASM") or cost per available  seat mile ("CASM") can  significantly  affect  operating  results.  See "Risk Factors" in our
Form 10-K for the year ended March 31, 2003 and our Form 8-K filed  September  19, 2003, which updates our risk factors.

General

       We are a  scheduled  passenger  airline  based in  Denver,  Colorado.  We are the second  largest jet  service  carrier at Denver  International  Airport  ("DIA").  As of
November 1, 2003,  we, in  conjunction  with  Frontier  JetExpress  operated by Mesa Air
Group  ("Mesa"),  operate  routes  linking  our  Denver  hub to 37  cities  in 22 states spanning  the  nation  from coast to coast and to three  cities in Mexico.  We are a low cost,  affordable fare airline  operating in a hub and spoke fashion  connecting  points coast to coast.  We were  organized in February  1994 and we began flight  operations in
July 1994 with two leased  Boeing  737-200  jets.  We have since  expanded  our fleet in service  to 39 jets  (26 of which we  lease  and 13 of which we own),  consisting  of 14
Boeing  737-300s,  21 Airbus  A319s,  and four  Airbus  A318s.  In May 2001,  we began a fleet  replacement  plan to replace our Boeing  aircraft  with new  purchased and leased
Airbus jet aircraft,  a transition we expect to complete by  approximately of the end of calendar  year  2005.  As of  November  1, 2003,  we no longer  operate  Boeing  737-200 aircraft.  During  the three and six months  ended  September  30,  2003,  we  increased capacity  by 10.4% and 16.0% over the prior  comparable  periods,  respectively.  In the three and six months ended September 30, 2003, we increased  passenger  traffic by 42.8%
and 37.1% over the prior  comparable  periods,  respectively,  outpacing our increase in capacity during the periods.

       We currently  lease 10 gates at DIA.  Together  with our  regional jet  codeshare partner,  Frontier  Jet  Express,  we use up to 14 gates at DIA and three  regional  jet parking  positions,  where we operate  approximately  180 daily system flight departures and arrivals and 22 Frontier  JetExpress daily system flight  departures and arrivals at
DIA.  We have  signed a letter  of  intent  to lease an  additional  gate at DIA and are waiting  final  lease  documentation  to add that  gate to our lease  agreement.  In the meantime,  we are using this  additional  gate with  preference  over all other domestic flights.  DIA has also commenced  construction  of two additional  gates at the west end of Concourse A where we now operate.  Upon  completion  of the  construction,  we intend to  lease  the  two  additional  gates  on a  preferential  basis.  At  this  time it is anticipated  these two  additional  gates will be available in late Spring 2004.  On
November 9, 2003, the City and County of Denver and United Airlines announced that they reached agreement with respect to the restructuring of United's lease of gates and other facilities at DIA.  The agreement will permit United to proceed with the assumption of the restructured lease as part of its bankruptcy reorganization process.  As part of that settlement, we are advised that United has agreed to relinquish one gate on Concourse A that DIA would then lease to Frontier on a permanent basis.  In addition, United would make available two additional gates for use by Frontier until the earlier of the construction of additional gates for Frontier on the West end of Concourse A or October 31,
2005.  We are currently in discussions with DIA to develop detailed plans relating to an expansion of Concourse A to add additional gates for Frontier's future use.

       We began service to Orange County, California and Milwaukee,  Wisconsin on August
31,  2003  with two and  three  daily  round-trips,  respectively,  and we added a third round-trip to Orange County,  California on October 1, 2003.  Additionally,  On November
1, 2003 we began service to St. Louis,  Missouri with two daily round-trip flights, resumed our seasonal  service to Mazatlan,  Mexico with one weekly round-trip frequency, increasing to three weekly round-trip frequencies on November 22, 2003; and began service to Cabo San Lucas with one weekly round-trip frequency, increasing  to three weekly round-
trip frequencies beginning on November  22,  2003.  We intend to begin  service  to Puerto
Vallarta,  Mexico on November 22, 2003 with three weekly  round-trip  frequencies and to
Ixtapa/Zihuatanejo,   Mexico,   on  January   31,   2004  with  two  weekly   round-trip
frequencies.  We have  applied  for  authority  to add a third  frequency  at New York's
LaGuardia  airport.  There can be no  assurances  that we will receive the  authority to do so.

       In June 2003,  we entered into an agreement  with  Kinetics,  Inc., a provider of enterprise and  self-service  technology to the U.S. airline  industry,  to deploy their new  automated  check-in  system.  The launch of  "FlexCheck,"  our suite of airport and
web-based  automated  check-in  services,   utilizes  Kinetics'  TouchPort  self-service
terminals  and  associated   Kinetics  software   solutions  for  airport  and  Internet
check-in.  FlexCheck  became  available  via the  Internet  in early  August  2003  with deployment of  self-service  kiosks at our hub at DIA in September 2003. The system will allow our  customers  to check in for their  flights  using a standard  credit  card for identification  purposes  only,  their  EarlyReturns  frequent  flyer  number,  E-ticket number or confirmation number.

       On  September  18,  2003,  we  signed  a  12  year  agreement  with  Horizon  Air
Industries,  Inc.  ("Horizon")  under which  Horizon will operate up to nine 70-seat CRJ
700 aircraft  under our  Frontier  JetExpress  brand.  The service will begin on January
1,  2004  with  four  aircraft,  and the  remaining  aircraft  will be added to  service periodically  through May 2004.  We will  control the  scheduling  of this  service.  We will  reimburse  Horizon for its expenses  related to the operation  plus a margin.  The agreement provides for financial  incentives,  penalties and changes to the margin based on  performance  of Horizon and our  financial  performance.  This  service will replace our current codeshare  arrangement with Mesa Airlines,  which terminates on December 31,
2003.

       In   March   2003,   we   entered   into   an   agreement   with   Juniper   Bank
(WWW.JUNIPERBANK.COM),  a full-service credit card issuer, to offer exclusively Frontier
MasterCard products to consumers,  customers and Frontier's  EarlyReturns frequent flyer members.  We launched the  co-branded  credit card in May 2003.  As of November 1, 2003,
Juniper  Bank has issued  approximately  23,170 of these credit  cards.  We believe that the  Frontier/Juniper  Bank co-branded  MasterCard will offer one of the most aggressive affinity  card  programs  because  free  travel  can be  earned  for as little as 15,000 miles.

       In October  2002,  we signed a purchase and  long-term  services  agreement  with
LiveTV  to bring  DIRECTV  AIRBORNE(TM)satellite  programming  to every  seatback  in our
Airbus fleet.  In February 2003, we completed the  installation  of the LiveTV system on all Airbus A319  aircraft.  The installed  systems  became  operational  upon receipt of regulatory  approval in December  2002. We are moving forward with the  installation  of the LiveTV  systems in our Airbus  A318  aircraft  and  anticipate  these  systems  will become  operational  by January 2004. We have  implemented a $5 per segment usage charge for access to the system to offset the costs for the system  equipment,  programming and services.  We  believe  the  DIRECTV(TM)product  represents  a  significant  value to our customers and offers a competitive advantage for our company.

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
Frontier  JetExpress also provides service to Ontario,  California and Wichita,  Kansas, and supplements our mainline service to San Jose,  California,  Albuquerque,  New Mexico and Austin,  Texas. Mesa terminated  service to Wichita,  Kansas on October 31, 2003 and this  service was  replaced by Great  Lakes  Aviation,  Ltd.  ("Great  Lakes"),  another codeshare  partner,  on November 1, 2003.  In February  2003,  we amended our  codeshare agreement  with  Mesa  from  a  prorate-based  compensation  method  to  a  "cost  plus"
compensation  method  effective  March 1, 2003 through August 31, 2003. In June 2003, Mesa and us agreed to extend the term  through  December  31,  2003.  Horizon replaces Mesa as the Frontier  JetExpress  operation  on January 1, 2004 as  previously discussed.

       Effective  July 9, 2001,  we began a codeshare  agreement  with Great  Lakes.  We recently  added two  additional  markets  under the  codeshare  agreement:  Rapid  City,
South  Dakota on July 30,  2003 and to Grand  Junction,  Colorado  on  August  1,  2003.
Including  these two new cities,  Great Lakes  provides  service to 36 regional  markets located in  Arizona,  Colorado,  Kansas,  New  Mexico,  Nebraska,  North  Dakota,  South
Dakota, Texas, Utah, and Wyoming under this codeshare agreement.

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

Results of Operations

       We had net income of $1,998,000 or 6¢ per diluted share for the three  months ended September 30, 2003 as compared to a net loss of  $3,055,000, or 10¢ per share for the three months ended September 30, 2002.  Included in our net income for the three months  ended  September  30,  2003 were the  following  special  items on a pre-tax and
profit  sharing  basis;   write-off  of  deferred  loan  costs  of $8,742,000 associated with the prepayment of all but $11,582,000 remaining principal of the government guaranteed loan; a charge for Boeing  aircraft and facility lease exit costs of  $4,659,000; loss of
$1,721,000  on the sale of one Airbus aircraft in a sale-leaseback transaction  and from the sale of a spare engine;  and an unrealized  derivative loss of $276,000. These items, net of income taxes and profit sharing, totaled $0.27 per diluted share.

       We had net income of $12,931,000 or 40¢per diluted  share for the six months ended  September  30, 2003 as compared to a net loss of  $3,516,000,  before  cumulative effect of change in accounting for maintenance checks,  or 19¢per share for the six months ended  September  30,  2002.  Included in our net income for the six months ended
September  30, 2003 were the  following  special  items on a pre-tax and profit  sharing basis;  $15,024,000 of compensation received under the Appropriations Act; write-off  of deferred  loan costs of $8,742,000 associated with the prepayment of all but $11,582,000 remaining principal of the government guaranteed loan; a charge for Boeing aircraft  and facility  lease  exit  costs of $5,345,000; loss of $1,721,000 on the sale of one Airbus aircraft in a sale-leaseback transaction and from the sale of a spare engine;  and an unrealized derivative  gain of  $475,000.  These items, net of income  taxes and  profit sharing, totaled $0.03 per diluted share.

       The following table provides  certain of our financial and operating data for the three month and six month periods ended September 30, 2003 and 2002.

                                          Three Months Ended Sept. 30,      Six Months Ended Sept. 30,
                                              2003          2002                2003           2002
Selected Operating Data:
Passenger revenue (000s) (1)              $  159,965    $  116,710          $  298,855     $  226,002
Revenue passengers carried (000s)              1,457           987               2,684          1,916
Revenue passenger miles (RPMs) (000s) (2)  1,318,020       922,817           2,443,253      1,782,421
Available seat miles (ASMs) (000s) (3)     1,721,397     1,559,879           3,396,447      2,929,278
Passenger load factor (4)                      76.6%         59.2%               71.9%          60.8%
Break-even load factor (1) (5)                 74.9%         61.7%               65.0%          63.2%
Block hours (6)                               33,908        30,875              67,035         58,554
Departures                                    15,078        13,583              29,688         25,767
Average aircraft stage length (miles)            858           870                 860            861
Average passenger length of haul (miles)         905           935                 910            930
Average daily fleet block hour utilization(7)   10.0           9.9                10.1            9.9
Passenger yield per RPM (cents) (8) (9)        12.09         12.57               12.18          12.64
Passenger yield per ASM (cents) (9) (10)        9.26          7.44                8.76           7.69
Total yield per ASM (cents) (10)                9.63          7.65                9.07           7.89
Cost per ASM (cents)                            8.34          7.86                8.21           8.11
Fuel cost per ASM (cents) (12)                  1.51          1.37                1.43           1.32
Cost per ASM excluding fuel (cents)             6.83          6.49                6.78           6.78
Average fare (13)                         $      103    $      109          $      104     $      108
Average aircraft in service                     37.0          33.8                36.3           32.2
Aircraft in fleet at end of period              38.0          35.0                38.0           35.0
Average age of aircraft at end of period         4.6           9.3                 4.6            9.3

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
(5)  "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.  The break-even load factor for the three months ended September 30, 2003 includes special items net of profit-sharing; write-off of deferred loan costs of $8,624,000 associated with the prepayment of the guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of
     $4,292,000; loss of $1,586,000 on the sale of one Airbus aircraft in a sale-leaseback transaction and from the sale of a spare engine; and an unrealized derivative loss of $254,000.  The break-even load factor for the six months ended
     September 30, 2003 includes special items net of profit-sharing; compensation received under the Appropriations Act of $13,842,000; write-off of deferred loan costs of $8,624,000 associated with the prepayment of the guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of $4,924,000; loss of
     $1,586,000 on the sale of one Airbus aircraft in a sale-leaseback transaction and from the sale of a spare engine; and an unrealized derivative gain of $438,000.
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
(8)  "Yield per RPM" is determined by dividing passenger revenues (excluding charter revenue)
     by revenue passenger miles.

(9)  For purposes of these yield calculations, charter revenue is excluded from passenger revenue.  These figures may be deemed non-GAAP financial measures under regulations issued by the Securities and Exchange Commission.  We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs.  Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue.  Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP.  The calculation of passenger revenue excluding charter revenue is as follows:

                                             Three Months Ended Sept. 30,       Six Months Ended Sept. 30,
                                             2003                    2002       2003                  2002
     Passenger revenues, as reported       $159,965                $116,710   $298,855              $226,002
     Charter revenue                            580                     721      1,194                   779
     Passenger revenues, excluding
     charter revenue                      $159,385                $115,989   $297,661              $225,223
                                          ================================== ================================

(10) "Yield per ASM" is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(11) "Total yield per ASM" is determined by dividing passenger revenues by available seat miles.
(12) This may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission.  We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses, it facilitates comparison of results of operations between current and past periods and enables investors to better forecast future trends in our operations.  Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense.  However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.
(13) "Average fare" excludes revenue included in passenger revenue for non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

       The following  table  provides our operating  revenues and expenses  expressed as cents per total ASMs and as a percentage of total operating  revenues,  as rounded,  for the three and six month periods ended September 30, 2003 and 2002.

                                             Three Months Ended September 30,   Six Months Ended September 30,
                                                  2003               2002             2003            2002
                                              Per       %       Per       %      Per       %       Per       %
                                             total     of      total     of     total     of      total     of
                                              ASM    Revenue    ASM    Revenue   ASM    Revenue    ASM    Revenue
Revenues:
     Passenger                                9.29    96.5%     7.48    97.8%    8.80    97.0%     7.71    97.8%
     Cargo                                    0.14     1.4%     0.09     1.1%    0.12     1.3%     0.10     1.3%
     Other                                    0.20     2.1%     0.08     1.1%    0.15     1.7%     0.08    0.09%
Total revenues                                9.63   100.0%     7.65   100.0%    9.07   100.0%     7.89   100.0%
                                           ==========================================================================

Operating expenses:
    Flight operations                         2.46    25.5%     2.71    32.0%    2.48    27.4%     2.57    32.6%
    Aircaft fuel expense                      1.51    15.6%     1.12    17.9%    1.43    15.7%     1.32    1.67%
    Aircraft and traffic servicing            1.51    15.7%     1.36    17.8%    1.47    16.2%     1.39    17.6%
    Maintenance                               0.99    10.3%     1.12    14.7%    1.03    11.4%     1.16    14.7%
    Promotion and sales                       0.96    10.0%     0.87    11.3%    0.92    10.1%     0.97    12.2%
    General and administrative                0.57     5.9%     0.42     5.5%    0.55     6.1%     0.43     5.5%
    Depreciation and amortization             0.34     3.5%     0.26     3.5%    0.33     3.6%     0.27     3.4%
Total operating expenses                      8.34    86.5%     7.86   102.7%    8.21    90.5%     8.11   102.7%
                                           ==========================================================================

     Our  passenger  yield per RPM was 12.09¢and 12.57¢for  the  three  months ended September 30, 2003 and 2002, respectively, or a decrease of 3.8%. Our length of haul was 905 and 935 for the three months ended  September  30, 2003 and 2002,  respectively, or a decrease of 3.2%.  Our average fare was $103 for the three  months ended  September
30, 2003 as compared to $109 for the three months ended  September  30, 2002, a decrease of 5.5%.  Our passenger yield per RPM was 12.18¢and 12.64¢for the six months ended September 30, 2003 and 2002, respectively, or a decrease of 3.6%. Our length of haul was 910 and 930 for the six months ended  September  30, 2003 and 2002,  respectively, or a decrease of 2.2%.  Our  average  fare was $104 for the six months  ended  September
30, 2003 as compared to $108 for the six months  ended  September  30,  2002, a decrease of 3.7%.  As part of our new fare  structure,  which we  implemented  in February  2003, our  highest-level  business  fares  were  reduced by 25 to 45  percent,  and our lowest available  walk-up  fares were  reduced  by 38 to 77  percent.  The new fare  structure, which is  comprised  of six fare  categories,  caps all fares to and from Denver at $399 or $499 one-way,  excluding passenger facility,  security or segment fees,  depending on length of haul.  Unlike  some  other  airlines,  these  fares  can be  booked  each way, allowing  customers  to get the best price on both the inbound and  outbound  portion of their itinerary with no round-trip  purchase  required.  Our new fare structure  removes the  advance  purchase  requirements  of  past  pricing  structures,  and  there  are no
Saturday night stayovers  required.  Although this has created downward  pressure on our passenger  yield per RPM and average  fare,  we believe the effect on our  revenues  was offset  by an  increase  in  passenger  traffic.  Our RASM for the  three  months  ended
September 30, 2003 and 2002 was 9.26¢and 7.44¢, an increase of 24.5%. Our RASM for the six months ended September 30, 2003 and 2002 was 8.76¢and 7.69¢, an increase of 13.9%.  Additionally, we believe that our average fare during the three and six months ended September 30, 2003 was a result of intense competition from United
Airlines, a carrier operating under Chapter 11 bankruptcy protection, which is our principal competitor at DIA.

       Our CASM for the three months ended September 30, 2003 and 2002 was 8.34¢
and 7.86¢, respectively, an increase of .48¢or 6.1%. CASM excluding fuel for the three months ended September 30, 2003 and 2002 was 6.83¢and 6.49¢, respectively, an increase of .34¢or 5.2%. Our CASM increased during the three months ended September 30, 2003 as a result of an increase in the average price of fuel from .92¢to $1.01 or .39¢per ASM; an increase in aircraft and traffic servicing expenses combined with sales and  promotions  expenses  of .24¢as a result of the  increase  in the  number of passengers  we serve and  general  increases in DIA  airport costs as well as related increases in sales and promotion expenses for booking  fees  associated  with the increase in passengers,  the ongoing costs of LiveTV service of .05¢;  and, an increase in  general  and  administrative  expenses  of
..15¢as a result of the bonus accrual associated with our return to profitability and an increase in health  insurance costs associated  with general increase in health insurance  costs.  These  increases  were partially offset by a decrease of .13¢ in maintenance expense primarily as a result of the reduction in the number of aircraft in our Boeing  fleet that were  replaced  with new  Airbus  A319  aircraft.  Our CASM also  increased  as a result of a  reduction  in planned  block hours flown due to the timing of Boeing 737-200 aircraft returns while the number of crew personnel and related salaries  remained  relatively  static while we prepared for the  deliveries of new
Airbus  aircraft.  Our CASM for the six months ended September  30, 2003 and 2002 was
8.21¢and 8.11¢,  respectively,  an increase of .10¢or 1.2%.  CASM excluding  fuel for the six months  ended  September  30, 2003 and 2002 was 6.78¢
for each of the periods.

       An  airline's  break-even  load  factor is the  passenger  load  factor that will result in  operating  revenues  being equal to  operating  expenses,  assuming  constant revenue  per  passenger  mile.  For the three  months  ended  September  30,  2003,  our break-even  load factor was 74.9%  compared  to our  achieved  passenger  load factor of
76.6%.  The  break-even  load  factor for the three  months  ended  September  30,  2003 includes the following special items net of  profit-sharing;  write-off of deferred loan costs of $8,624,000  associated  with the  prepayment of the  guaranteed  loan; a charge for Boeing  aircraft and facility lease exit costs of $4,292,000;  loss of $1,586,000 on the sale of one Airbus aircraft in a  sale-leaseback  transaction and from the sale of a spare  engine;  and an  unrealized  derivative  loss of $254,000.  These  items,  net of profit  sharing,  accounted  for 6.2 load  factor  points of the  breakeven  load factor amount.  For the six months ended  September 30, 2003,  our  break-even  load factor was
65.0%  compared to our achieved  passenger  load factor of 71.9%.  The  break-even  load factor for the six months  ended  September  30, 2003  includes  the  following  special items net of  profit-sharing;  compensation  received  under the  Appropriations  Act of
$13,842,000;  write-off  of  deferred  loan  costs  of  $8,624,000  associated  with the prepayment  of the  guaranteed  loan; a charge for Boeing  aircraft  and facility  lease exit costs of  $4,924,000;  loss of $1,586,000  on the sale of one Airbus  aircraft in a sale-leaseback  transaction  and  from  the sale of a spare  engine;  and an  unrealized derivative gain of $438,000.  These items,  net of profit sharing,  had no impact on the break-even load factor.

       Small fluctuations in our RASM or in our CASM can significantly  affect operating results  because  we,  like  other  airlines,  have  high  fixed  costs in  relation  to revenues.  Airline  operations are highly  sensitive to various  factors,  including the actions of competing  airlines and general economic factors,  which can adversely affect our liquidity, cash flows and results of operations.

       Our operations  during the three and six months ended September 30, 2003, are not necessarily  indicative of future  operating  results or comparable to the prior periods ended September 30, 2002.

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

       We believe that our new fare structure that was  implemented in February 2003 may have had a downward  effect on the  average  fare  offset by an  increase  in  passenger traffic.  Our load  factors  of 75.6%,  80.1%,  79.7%,  and 69.5% for the months of June through September 2003,  respectively,  represent record load factors for us as compared to  prior  comparable  months.  Our  July  2003  load  factor  was  the  highest  in our history.  We cannot  predict  whether or for how long these  higher  load  factors  will continue.

       Passenger  Revenues.  Passenger  revenues  totaled  $159,965,000  for  the  three months ended  September  30, 2003  compared to  $116,710,000  for the three months ended
September  30,  2002,  or an increase of 37.1%,  on  increased  ASMs of  161,518,000  or
10.4%.  Passenger  revenues totaled  $298,855,000 for the six months ended September 30,
2003  compared to  $226,002,000  for the six months  ended  September  30,  2002,  or an increase  of 32.2%,  on  increased  ASMs of  467,169,000  or 16.0%.  Passenger  revenues include revenues for reduced rate standby passengers,  administrative  fees, and revenue recognized  for tickets  that are not used within one year from their  issue  dates.  We carried  1,457,000  revenue  passengers during the three months ended September 30, 2003 compared to 987,000  during the three months ended  September  30, 2002,  an increase of
47.6%.  We had an average of 37.0  aircraft in our fleet  during the three  months ended
September  30, 2003  compared  to an average of 33.8  aircraft  during the three  months ended  September  30,  2002,  an  increase  of 9.5%.  RPMs for the  three  months  ended
September  30, 2003 were  1,318,020,000  compared to  922,817,000  for the three  months ended  September  30,  2002,  an increase of 42.8%.  Our load factor  increased to 76.6%
for the three  months  ended  September  30,  2003 from  59.2% for the prior  comparable period,  or and  increase  of 17.4  points,  or  29.4%.  We  carried  2,684,000  revenue passengers  during the six months ended September 30, 2003 compared to 1,916,000  during the six months  ended  September  30, 2002,  an increase of 40.1%.  We had an average of
36.3  aircraft in our fleet during the six months ended  September  30, 2003 compared to an average  of 32.2  aircraft  during  the six  months  ended  September  30,  2002,  an
increase  of  12.7%.   RPMs  for  the  six  months   ended   September   30,  2003  were
2,443,253,000  compared to  1,782,421,000  for the six months ended  September 30, 2002, an  increase  of 37.1%.  Our load  factor  increased  to 71.9% for the six months  ended
September 30, 2003 from 60.8% for the prior comparable  period,  or and increase of 11.1 points, or 18.3%.

       Cargo  revenues,  consisting of revenues  from freight and mail service,  totaled
$2,369,000  and  $1,366,000  for the three  months  ended  September  30, 2003 and 2002, respectively,  representing 1.4% and 1.1%, respectively,  of total revenues, an increase of 73.4%.  Cargo  revenues  totaled  $4,058,000  and $2,946,000 for the six months ended
September  30, 2003 and 2002,  respectively,  representing  1.3% of total  revenues  for each of the  periods,  an increase of 37.7%.  Cargo  revenues  increased  over the prior comparable  periods  as a result of our new  contract  to carry  mail  under the  United
States  Postal  Service  Commercial  Air 2003 Air System  Contract.  This adjunct to the passenger  business is highly  competitive and depends  heavily on aircraft  scheduling, alternate competitive means of same day delivery service and schedule reliability.

       Other revenues,  comprised  principally of interline handling fees, liquor sales,
LiveTV  sales,   co-branded  credit  card  revenue,  and  excess  baggage  fees  totaled
$3,487,000  and  $1,279,000,  or 2.1% and 1.1% of total  revenues  for the three  months ended  September  30,  2003  and  2002,  respectively,  an  increase  of  172.6%.  Other revenues  totaled  $5,274,000  and  $2,219,000,  or 1.7%  and  1.0% of  total  operating revenues  for the six  months  ended  September  30,  2003 and  2002,  respectively,  an
increase  of  137.7%.   Other  revenues  increased  over  the  prior  comparable  period primarily  due to the Mesa  codeshare  agreement,  LiveTV sales,  and revenue  generated from our co-branded  credit card program.  For the three and six months ended  September
30, 2003, we recognized $182,000 and $301,000, respectively.

Operating Expenses

       Operating  expenses  include  those  related to flight  operations,  aircraft and traffic  servicing,  maintenance,  promotion and sales,  general and  administrative and depreciation  and  amortization.  Total  operating  expenses  for the three months ended
September 30, 2003 and 2002 were  $143,491,000 and  $122,557,000  and represented  86.5%
and 102.7% of revenue,  respectively.  Total operating  expenses were  $278,976,000  and
$237,467,000  for the six  months  ended  September  30,  2003 and 2002 and  represented
90.5%  and  102.7%  of  revenue,   respectively.   Operating  expenses  decreased  as  a
percentage  of revenue  during the three and six months  ended  September  30, 2003 as a result of an increase in total  revenues as compared to the six months  ended  September
30, 2002.

       Salaries,  Wages and Benefits. We record salaries,  wages and benefits within the specific expense  category  identified in our statement of operations for which they are relevant.  Salaries,  wages and benefits  totaled  $39,429,000  and $31,199,000 and were
23.8% and 26.1% of total  revenues  for the three months  ended  September  30, 2003 and
2002,  respectively,  an  increase  of  26.4%.  Salaries,  wages  and  benefits  totaled
$76,431,000  and  $60,775,000  and were  24.8% and 26.3% of total  revenues  for the six months  ended  September  30,  2003  and  2002,  respectively,  an  increase  of  25.8%.
Salaries,  wages and benefits  increased over the prior comparable  periods largely as a result  of  our  bonus  accrual  due  to  our  return  to  profitability,  overall  wage increases,  and an  increase  in the number of  employees  to support  our ASM growth of
16.0% during the six months ended  September  30, 2003.  Our  employees  increased  from approximately  2,950 in September  2002 to  approximately  3,570 in September  2003,  an increase of 21.0%.

       Flight  Operations.  Flight  operations  expenses of $42,268,000  and $38,237,000 were 25.5% and 32.0% of total  revenue for the three  months  ended  September  30, 2003
and  2002,   respectively,   an  increase  of  10.5%.   Flight  operations  expenses  of
$84,433,000  and  $75,320,000  were 27.4% and 32.6% of total  revenue for the six months ended  September  30,  2003  and  2002,  respectively,  an  increase  of  12.1%.  Flight operations  expenses  include all  expenses  related  directly to the  operation  of the
aircraft   including  lease  and  insurance   expenses,   pilot  and  flight   attendant
compensation,  in-flight catering,  crew overnight expenses,  flight dispatch and flight operations administrative expenses.

       Aircraft  lease  expenses  totaled  $17,921,000  (10.8%  of  total  revenue)  and
$17,671,000  (14.8% of total revenue) for the three months ended  September 30, 2003 and
2002,  respectively,  an increase of 1.4%.  Aircraft lease expenses totaled  $35,113,000
(11.4% of total  revenue) and  $34,601,000  (15.0% of total  revenue) for the six months ended  September  30, 2003 and 2002,  respectively,  an  increase  of 1.5%.  The average number of leased  aircraft  decreased  6.8% from 28.2 to 26.4  during  the three  months ended  September 30, 2003.  The average  number of leased  aircraft  decreased 4.5% from
27.7 to 26.5 during the six months ended  September 30, 2003.  The marginal  increase is due to the  replacement of older and smaller  leased Boeing  737-200  aircraft that have unfavorable  lease rates with newer and larger  Airbus A319  leased  aircraft  with more favorable lease rates.

         Aircraft  insurance expenses totaled $2,258,000 (1.4% of total revenue) for the three  months  ended  September  30,  2003.  Aircraft  insurance  expenses for the three months  ended  September  30, 2002 were  $2,548,000  (2.1% of total  revenue).  Aircraft insurance  expenses were .17¢ and .28¢ per RPM for the three months ended
September 30, 2003 and 2002, respectively. Aircraft insurance expenses totaled $5,004,000
(1.6% of total revenue) for the six months ended September 30, 2003.  Aircraft  insurance expenses  for the six months ended  September  30, 2002 were  $5,166,000  (2.2% of total revenue).  Aircraft insurance expenses were .20¢ and .29¢per RPM for the six months ended September 30, 2003 and 2002, respectively. Aircraft insurance decreased per
RPM as a result of less expensive war risk coverage that is presently provided by the FAA than  during the  periods  ended  September  30,  2002 that was  previously  provided by commercial  underwriters  combined  with a 30% decrease in our basic hull and  liability insurance  rates  effective  June 7, 2003.  The current FAA war risk policy is in effect until  December  10,  2003.  We do not know  whether  the  government  will  extend  the coverage,  and if it does,  how long the  extension  will  last.  We expect  that if the government  stops  providing  excess war risk  coverage  to the  airline  industry,  the premiums  charged by aviation  insurers for this coverage will be  substantially  higher than the  premiums  currently  charged by the  government  or the  coverage  will not be available from reputable underwriters.

       Pilot and flight  attendant  salaries  before payroll taxes and benefits  totaled
$12,510,000 and  $10,575,000 or 7.8% and 9.1% of passenger  revenue for the three months ended  September  30, 2003 and 2002,  an increase of 18.3%.  Pilot and flight  attendant salaries before payroll taxes and benefits  totaled  $24,995,000 and $20,434,000 or 8.4%
and 9.0% of passenger  revenue for the six months ended  September 30, 2003 and 2002, an increase  of  22.3%.  Pilot  and  flight  attendant  compensation  for the three and six months  ended  September  30,  2003  also  increased  as a result  of a 9.5%  and  12.7%
increase in the average  number of  aircraft  in service,  respectively,  an increase of
9.8% and  14.5% in  block  hours,  respectively,  a  general  wage  increase  in  flight attendant  and pilot  salaries and  additional  crew  required to replace those who were attending  training  on  the  Airbus  equipment.  We  pay  pilot  and  flight  attendant salaries for training,  consisting of approximately  six and three weeks,  respectively, prior to  scheduled  increases  in  service,  which can cause the  compensation  expense during such  periods to appear high in  relationship  to the average  number of aircraft in service.  We expect  these  costs to  continue  to  increase  as we place  additional aircraft into service and continue to retire Boeing equipment.

       Aircraft Fuel Expenses.  Aircraft fuel expenses  include both the direct cost of fuel,  including  taxes,  as well as the cost of  delivering  fuel  into  the  aircraft.
Aircraft fuel expenses of $25,901,000  for 25,543,000  gallons used and  $21,332,000 for
23,170,000  gallons used  resulted in an average fuel expense $1.01 and 92.1¢per gallon for the three months ended  September  30, 2003 and 2002,  respectively.  Aircraft  fuel expenses  represented  15.6%  and 17.9% of total  revenue  for the  three  months  ended
September 30, 2003 and 2002,  respectively.  Aircraft fuel expenses of  $48,501,000  for
49,955,000  gallons used and  $38,728,000  for  44,028,000  gallons used  resulted in an average fuel cost of 97.1¢and 88.0¢per gallon, for the six months ended September
30, 2003 and 2002,  respectively.  Aircraft  fuel expenses  represented  15.7% and 16.7%
of total  revenue for the six months ended  September  30, 2003 and 2002,  respectively.
Fuel  prices  are  subject to change  weekly,  as we  purchase  a very small  portion in advance for  inventory.  We  initiated a fuel  hedging  program in late  November  2002, which  increased  fuel expense by $36,000 for the three months ended  September 30, 2003 and decreased fuel expense  $503,000 for the six months ended  September 30, 2003.  Fuel consumption  for the three months  ended  September  30, 2003 and 2002  averaged 753 and
750 gallons  per block hour,  respectively,  or an  increase  of .4%.  Fuel  consumption per block hour  increased  during the three  months  ended  September  30, 2003 from the prior  comparable  period  because  of the  17.4  point  increase  in our  load  factor, partially  offset by the  increase  in Airbus  aircraft.  Fuel  consumption  for the six months ended  September  30, 2003 and 2002  averaged 745 and 752 gallons per block hour, respectively,  or a decrease of .9%. Fuel  consumption  per block hour decreased  during the six months ended  September  30, 2003 from the prior  comparable  period  because of the more  fuel-efficient  Airbus  aircraft added to our fleet coupled with the reduction in our Boeing fleet, which had higher fuel burn rates.

       Aircraft and Traffic  Servicing.  Aircraft and traffic  servicing  expenses  were
$26,077,000  and  $21,274,000  (an  increase  of  22.6%)  for  the  three  months  ended
September  30, 2003 and 2002,  respectively,  and  represented  15.7% and 17.8% of total revenue.  Aircraft and traffic  servicing  expenses were $50,075,000 and $40,623,000 (an increase of 23.3%) for the six months ended  September 30, 2003 and 2002,  respectively, and  represented  16.2% and  17.6% of total  revenue.  Aircraft  and  traffic  servicing expenses include all expenses incurred at airports  including  landing fees,  facilities
rental,   station  labor,   ground  handling  expenses  and  interrupted  trip  expenses associated  with delayed or cancelled  flights.  Interrupted  trip  expenses are amounts paid to other  airlines to  reaccommodate  passengers  as well as hotel,  meal and other incidental  expenses.  Aircraft and traffic  servicing  expenses  will increase with the addition of new cities to our route  system.  During the three  months  ended  September
30,  2003,  our  departures  increased  to 15,078 from  13,583 for the six months  ended
September 30, 2002, or 11.0%.  Aircraft and traffic  servicing  expenses were $1,729 per departure  for the three  months  ended  September  30,  2003 as  compared to $1,566 per departure  for the three months  ended  September  30, 2002,  or an increase of $163 per departure.  During the six months ended September 30, 2003, we served  approximately  36 cities  compared to 31 during the six months ended  September  30, 2002,  or an increase of 16.1%.  During the six months ended  September 30, 2003, our departures  increased to
29,688 from 25,767 for the six months  ended  September  30,  2002,  or 15.2%.  Aircraft and traffic  servicing  expenses  were  $1,687 per  departure  for the six months  ended
September  30,  2003 as  compared  to $1,577  per  departure  for the six  months  ended
September  30,  2002,  or an  increase  of $110  per  departure.  Aircraft  and  traffic servicing  expenses  increased per departure as a result of general increases in airport rents and  landing  fees and a 47.6% and a 40.1%  increase in  passengers  for the three and six  months  ended  September  30,  2003,  respectively,  as  compared  to the prior periods.  Additionally,  cargo  (including  mail) revenue  increased 73.4% and 37.7% for the three and six months ended  September 30, 2003,  respectively,  as compared to prior
periods.   Aircraft  and  traffic   servicing   expenses   increase  with  increases  in
passengers  and cargo  handling.  We also  experienced  higher  landing fees  associated with the Airbus aircraft which have higher landing weights than the Boeing aircraft.

       Maintenance.  Maintenance  expenses of $17,120,000 and $17,501,000 were 10.3% and
14.7% of  total  revenue  for the  three  months  ended  September  30,  2003 and  2002, respectively,  a decrease of 2.2%.  Maintenance  expenses of $34,998,000 and $33,943,000 were 11.4% and 14.7% of total  revenue for the six months ended  September  30, 2003 and
2002,  respectively,  an increase of 3.1%. These expenses  include all labor,  parts and supplies  expenses  related to the maintenance of the aircraft.  Routine  maintenance is charged to  maintenance  expense as incurred  while  major  engine  overhauls  and heavy maintenance  check expense are accrued  monthly with variances from accruals  recognized at the time of the check.  Maintenance  cost per block hour for the three  months  ended
September  30,  2003 and 2002  were $505 and $567,  respectively.  Maintenance  cost per block  hour for the six months  ended  September  30,  2003 and 2002 were $522 and $580, respectively.  Maintenance  cost per block hour  decreased  as a result of a decrease in our Boeing fleet coupled with the  additional  new Airbus  aircraft that are less costly to maintain  than our older Boeing  aircraft.  During the three  months ended  September
30, 2003, we recorded a credit to  maintenance  expenses  totaling  $614,000 as a result of the  cockpit  door  reimbursement  under  the  Appropriations  Act,  or $18 per block hour.

       Promotion  and  Sales.   Promotion and sales  expenses  totaled  $16,471,000  and
$13,505,000  and were  10.0%  and 11.3% of total  revenue  for the  three  months  ended
September  30, 2003 and 2002,  respectively,  an increase of 22.0%.  Promotion and sales expenses  totaled  $31,191,000 and $28,224,000 and were 10.1% and 12.2% of total revenue for the six months  ended  September  30,  2003 and 2002,  respectively,  an increase of
10.5%.  These  include  advertising  expenses,  telecommunications  expenses,  wages and benefits for  reservationists  and as well as marketing  management and sales personnel, credit card fees,  travel agency  commissions and computer  reservations  costs.  During the three months ended  September 30, 2003,  promotion and sales  expenses per passenger decreased to $11.30  compared to $13.68 for the three months ended  September  30, 2002.
During the six months  ended  September  30,  2003,  promotion  and sales  expenses  per passenger  decreased  to $11.62  compared to $14.73 for the six months  ended  September
30,  2002.  Promotion  and  sales  expenses  per  passenger  decreased  as a  result  of
variable   expenses  that  are  based  on  lower  average  fares,   the  elimination  of
substantially  all travel  agency  commissions  effective  on tickets sold after May 31,
2002, and economies of scale associated with our growth.

       General and  Administrative.  General and  administrative  expenses for the three months  ended  September  30,  2003 and  2002  totaled  $9,784,000  and  $6,575,000  (an increase of 48.8%) and were 5.9% and 5.5% of total  revenue,  respectively.  General and administrative  expenses  for the six months ended  September  30, 2003 and 2002 totaled
$18,720,000  and  $12,697,000  (an  increase  of 47.4%)  and were 6.1% and 5.5% of total revenue for each of the six months  ended  September  30,  2003 and 2002,  respectively.
During the three months ended  September  30, 2003, we accrued  $1,298,000  for employee performance  bonuses,  or .8% of total  revenue.  During the six months ended  September
30, 2003, we accrued for employee  performance  bonuses totaling  $2,423,000,  or .8% of total  revenue.  Bonuses are based on  profitability.  As a result of our  pre-tax  loss for the three and six months  ended  September  30,  2002,  we did not  accrue  bonuses.
General and  administrative  expenses  include the wages and benefits for several of our
executive  officers  and  various  other   administrative   personnel  including  legal,
accounting,  information  technology,  aircraft procurement,  corporate  communications, training and human  resources  and other  expenses  associated  with these  departments.
Employee  health  benefits,  accrued  vacation  and bonus  expenses,  general  insurance expenses  including  worker's  compensation  and write-offs  associated with credit card and  check  fraud  are  also  included  in  general  and  administrative  expenses.  Our employees  increased from approximately  2,950 in September 2002 to approximately  3,570 in  September  2003,  or  21.0%.  Accordingly,  we  experienced  increases  in our human resources,  training,  information  technology,  and health insurance  benefit expenses.
General and  administrative  expenses  increased with a general  increase in the cost of providing health insurance..

       Depreciation  and  Amortization.   Depreciation  and  amortization   expenses  of
$5,870,000  and  $4,133,000  were  approximately  3.5% of total  revenue for each of the periods  ended the three  months ended  September  30, 2003 and 2002,  respectively,  an
increase  of  42.0%.   Depreciation  and   amortization   expenses  of  $11,057,000  and
$7,932,000  were  approximately  3.6% and 3.4% of total revenue for the six months ended
September  30,  2003 and  2002,  respectively,  an  increase  of 39.4%.  These  expenses include  depreciation  of aircraft and aircraft  components,  office  equipment,  ground station  equipment  and other fixed  assets.  Depreciation  expense  increased  over the prior year  largely as a result of an increase in the average  number of Airbus A319 and
A318  aircraft  owned from an average of 4.7  during the  September  2002  quarter to an average of 9.8 during the September 2003 quarter, an increase of 108.5%.

       Nonoperating  Income (Expense).  Net nonoperating  expense totaled $8,085,000 for the six months ended September 30, 2003 compared to net  nonoperating  expense  totaling
$2,398,000 for the six months ended September 30, 2002.

       Interest  income  decreased  to $938,000  from  $1,195,000  during the six months ended  September  30,  2003 from the prior  period due a  decrease  in  interest  rates.
Interest  expense  increased to $7,869,000  for the six months ended  September 30, 2003 from  $3,155,000  as a result of  interest  expense  associated  with the  financing  of additional  aircraft  purchased since  September 30, 2002 and the government  guaranteed loan we obtained in February 2003.

       During the six months  ended  September  30,  2003,  we ceased using three of our
Boeing  737-200 leased  aircraft,  two of which had lease  terminations  in October 2003 and one with a lease  termination  date in October  2005.  In August 2003, we closed our maintenance  facility in El Paso  Texas,  which had a lease  termination  date in August
2007.  As a result of these  transactions  we recorded a pre-tax  charge of  $5,345,000.
This  amount  recognizes  the  remaining  fair  value  of the  lease  payments  and  the unamortized leasehold improvements on the aircraft and facility.

       We completed a public  offering of 5,050,000  shares of common stock in September
2003.  Under the terms for our  government  guaranteed  loan by the ATSB, as a result of this  offering,  we were  required to make a prepayment  of the loan equal to 60% of the net proceeds from the offering.  As a result,  we prepaid  approximately  $48,418,000 on the loan and wrote off  approximately  $8,742,000 of deferred loan costs associated with the prepayment  amount.  Of the  $8,742,000,  approximately  $7,239,000  represented the value  assigned  to the  warrants  issued  to the ATSB and to two  other  guarantors  in connection  with the loan  transaction.  The  warrants  had an  estimated  fair value of
$9,282,000  when issued.  The fair value for these  options was estimated at the date of grant using a Black-Scholes option pricing model.

       Other, net nonoperating  expense includes a loss totaling $1,238,000 on the sales leaseback  of an Airbus A319  aircraft  and a loss  totaling  $483,000 on the sale of an aircraft engine during the six months ended September 30, 2003.

       Offsetting these nonoperating  expenses during the six months ended September 30,
2003,  is  pre-tax  compensation  of  $15,024,000  as a result  of  payments  under  the
Appropriations  Act for expenses and revenue foregone related to aviation  security.  We received a total of  $15,573,000  in May 2003, of which we paid $549,000 to Mesa for the revenue passengers Mesa carried as Frontier JetExpress.

       Income Tax Expense.  Income tax expense totaled  $8,195,000 during the six months ended  September  30,  2003 at a 38.8%  rate,  compared  to an  income  tax  benefit  of
$3,172,000 for the six months ended September 30, 2002, at a 36.5% rate.

Liquidity and Capital Resources

       Our liquidity  depends to a large extent on the number of passengers who fly with us, the fares we charge,  our  operating  and capital  expenditures,  and our  financing activities.  We depend on lease or mortgage  financing  to acquire all of our  aircraft, including 40 firm  additional  owned and leased Airbus aircraft as of September 30, 2003
scheduled  for  delivery   through  2008.  In  August  2003,  we  amended  our  purchase agreement with Airbus to provide for 15 additional  firm Airbus A319 aircraft  purchases with deliveries scheduled beginning in calendar year 2004 and continuing through 2008.

       We had cash and cash  equivalents  and short-term  investments of $203,332,000 at
September 30, 2003 and  $104,880,000 at March 31, 2003,  respectively.  At September 30,
2003,  total  current  assets were  $271,959,000  as compared to  $153,770,000  of total current  liabilities,  resulting in working capital of $118,189,000.  At March 31, 2003, total current  assets were  $190,838,000  as compared to  $130,047,000  of total current liabilities,  resulting  in working  capital of  $60,791,000.  The  increase in our cash and  working  capital  from  March 31,  2003 is largely a result of cash  provided  by a stock  offering in  September  2003 which netted  $81,085,000  after  offering  expenses offset by a required  prepayment of principal and interest  totaling  $48,633,000 on our government  guaranteed loan and by operating  activities.  Also favorably  impacting our liquidity  during  the  six  months  ended  September  30,  2003,  was  the  receipt  of
$15,913,000  under the  Appropriations  Act. In September  2003 we completed an aircraft sale  leaseback with net proceeds to us totaling  $4,374,000.  In July 2003, we received our income  tax refund  from the  Internal  Revenue  Service  totaling  $26,574,000  and prepaid  $10,000,000  on our government  guaranteed  loan upon receipt of this refund as required by the loan agreement.

       Cash  provided by operating  activities  for the six months ended  September  30,
2003 was  $96,928,000.  This is  attributable  to our net  income  for the  period,  the income  tax refund we  received,  an  increase  in air  traffic  liability  and  accrued expenses,  offset by a decrease in restricted  investments  and accounts  payable.  Cash used  by  operating  activities  for  the  six  months  ended  September  30,  2002  was
$6,650,000.  This  is  attributable  to the  net  loss  for  the  period,  increases  in
restricted  investments,   receivables,   security,   maintenance  and  other  deposits,
decreases in accounts  payable,  air traffic  liability,  other  accrued  expenses,  and deferred  Stabilization Act  compensation,  offset by a decrease in prepaid expenses and increases  in  accrued  maintenance  expense  and  deferred  lease and  other  expenses.
Included  in cash  used by  operating  activities  in the 2002  period  is a  $4,000,000 repayment of the excess amounts received under the Stabilization Act.

       Cash used in investing  activities  for the six months ended  September  30, 2003 was  $91,871,000.  Net aircraft  lease and  purchase  deposits  decreased by  $1,956,000 during this period.  We used  $94,445,000  for the purchase of three  additional  Airbus aircraft,  aircraft  leasehold  improvements,  ground  equipment  to  support  increased below-wing  operations,  and computer  equipment which included  scanning  equipment for the new mail  transportation  requirements.  During the six months ended  September  30,
2003,  we took  delivery of three  purchased  Airbus  A318  aircraft  and applied  their respective  pre-delivery  payments to the purchase of those aircraft.  Additionally,  we completed a  sale-leaseback  transaction  on one of our purchased  aircraft that we took delivery of in September  2003,  generating  cash proceeds of  approximately  $4,374,000 from the sale and the  return of the  pre-delivery  payments  relating  to the  purchase commitment.  We  agreed  to  lease  the  aircraft  over a 12  year  term.  Cash  used by investing  activities for the six months ended September 30, 2002 was  $108,580,000.  We used  $98,755,000 for the purchase of three  additional  Airbus aircraft and to purchase
rotable  aircraft  components,   leasehold  improvements  and  other  general  equipment
purchases.  Net aircraft  lease and purchase  deposits  increased  by  $10,236,000  this period.  During the six months  ended  September  30,  2002,  we took  delivery of three purchased  Airbus  aircraft and applied their  respective  pre-delivery  payments to the purchase of those aircraft.

       Cash  provided by financing  activities  for the six months ended  September  30,
2003 and 2002 was  $93,395,000  and  70,240,000,  respectively.  During  the six  months ended  September  30,  2003,  we completed a stock  offering of 5,050,000  shares of our common  stock.  We  received  $81,085,000,  net of offering  expenses,  from the sale of these shares.  We used  $48,418,000 of the proceeds to prepay the government  guaranteed loan.  During the six months ended  September  30, 2003 and 2002,  we received  $349,000 and $571,000,  respectively,  from the exercise of common stock options.  During the six months ended  September  30, 2003 and 2002,  we borrowed  $76,500,000  and  $73,200,000, respectively,  to finance  the  purchase of Airbus  aircraft,  of which  $5,599,000  and
$2,542,000 was repaid as principal  payments during the respective  periods.  During the six  months  ended  September  30,  2003 we  prepaid an  additional  $10,000,000  on the government guaranteed loan as required by the loan agreement.

       We have been working  closely with DIA,  our primary hub or  operations,  and the offices  of the Mayor of the City and  County of  Denver,  in which DIA is  located,  to develop  strategies  and plans for  expanding  Concourse A where our aircraft  gates are located and also  improving  efficient use of existing  gates,  in order to  accommodate our  anticipated  growth over the next several  years.  At  this time, DIA has  committed to  adding  two  additional gates  to Concourse  A for our  preferential  use.  It is  expected  that these  gates will become available in late spring of 2004. We are examining  other  expansion  options that could add up to an  additional  eight gates and five  regional  jet parking  positions  to the west side of Concourse A. As new gates are  constructed,  we would enter into  long-term lease  arrangements  to use those gates on a preferential  basis.  On November 9, 2003, the City and County of Denver and United
Airlines announced that they had reached agreement with respect to the restructuring of United's lease of gates and other facilities at DIA.  The agreement will permit United to proceed with the assumption of the restructured lease as part of its bankruptcy reorganization process.  As a part of the negotiations, we are advised that United has agreed to relinquish one gate on Concourse A for immediate lease to Frontier on a permanent basis.  In addition, United would make available two additional gates for use by Frontier until the earlier of the construction of additional gates for Frontier on the West end of
Concourse A or October 31, 2005.  Plans for our expansion of Concourse A are still in development and the final scope of the project, if any, and a firm estimate of the project costs, is yet to be determined.  We also have not been advised of the amount of increased rents that will result from Frontier's lease of the gates being made available by United.  It is impossible at this time to estimate the increased rates and charges that we would incur as the result of the construction and leasing of newly constructed gates on Concourse A or the lease by Frontier of the gates being made available by United.

       As part of the lease restructure between the City and County of Denver and United
Airlines, we believe that United has been provided certain concessions and reductions in the rents, rates and charges arising from their lease of facilities at DIA.  We have been advised by the City and County of Denver that they will seek to prevent the reduced rates and charges being paid by United from increasing the rates and charges being paid by other airlines.  However, the City and County of Denver has also made it clear that in certain circumstances it will have no choice but to increase rates and charges being paid by other airlines in order to comply with their own cash flow, reserve account and bond financing requirements.  Because we are the second largest airline operating out of Denver, we may incur a larger impact of any increase in rates and charges imposed by
DIA.  At this time, it is impossible to quantify what the increase in our rates and charges would be, if any, due to the concession being provided to United.

       We have been assessing our liquidity  position in light of; our aircraft purchase commitments  and other  capital  needs,  the  economy,  our  competition,  the events of
September  11,  and other  uncertainties  surrounding  the  airline  industry.  Prior to applying  for a  government  guaranteed  loan under the  Stabilization  Act,  we filed a shelf  registration  with the  Securities  and  Exchange  Commission  in April 2002 that allowed  us to sell  equity or debt  securities  from time to time as market  conditions permit.  In September  2003,  we completed a stock  offering of 5,050,000  shares of our common stock.  Although the stock  offering has improved our  liquidity,  we may need to continue  to explore  avenues to enhance  our  liquidity  if our  current  economic  and operating  environment  changes.  We intend to continue  to examine  domestic or foreign bank aircraft  financing,  bank lines of credit and aircraft  sale-leasebacks,  the sale of equity or debt  securities,  and other  transactions  as  necessary  to  support  our capital  and  operating  needs.  For  further  information  on our  financing  plans and activities, see "Contractual Obligations" below.

Contractual Obligations

       The following table  summarizes our  contractual  obligations as of September 30,
2003:

                                        Less than        1-3           4-5          After
                                          1 year        years         years        5 years        Total
Long-term debt (1)                    $ 15,317,000  $ 42,938,000  $ 35,490,000  $200,950,000   $294,695,000
Operating leases (2) (4)                83,570,000   161,762,000   159,555,000   521,681,000    926,568,000
Unconditional purchase obligations(3)  125,210,000   207,082,000   249,879,469        -         582,171,000
Total contractual cash obligations    $224,097,000  $411,782,000  $444,924,469  $722,631,000 $1,803,434,000
                                     ======================================================================

 (1) In February 2003, we obtained a $70,000,000  guaranteed  loan of which  $69,300,000 was  guaranteed  by the Air  Transportation  Stabilization  Board  ("ATSB") and two
     other  parties.  The loan has three  tranches,  Tranche A, Tranche B and Tranche C,
     in  amounts  that   initially   totaled   $63,000,000,   $6,300,000  and  $700,000,
     respectively.  At September 30, 2003,  the interest  rates were 1.80%,  2.15%,  and
     3.6%,  respectively.  The  interest  rates  on  each  tranche  of the  loan  adjust quarterly  based on  LIBOR  rates.  The loan  required  quarterly  installments  of approximately  $2,642,000  beginning in December 2003 with a final balloon  payment of $33,000,000 due in June 2007.  Upon receipt of our income tax refund,  which was pledged  under  this loan  agreement,  we were  required  to make a  prepayment  of
     $10,000,000,  which was to be  applied  against  the next  successive  installments due.  In July 2003,  we  received  our  income  tax  refund  and made the  required pre-payment.  Additionally,  the  loan  required  a  prepayment  of 60% of the  net proceeds  from any sale of equity.  As a result of the stock  offering we completed in September  2003, we prepaid an additional  $48,418,000 in principal on the loan.
     As a result of these  prepayments,  the loan balance was  $11,542,000  at September
     30, 2003. The prepayment of  $48,418,000,  as required by the loan  agreement,  was applied to the installments  including the balloon payment that were due at the end of the  loan.  As a  result,  the final  principal  payment  due on the loan is now
     December 2005.  Interest is payable quarterly,  in arrears.  Guarantee fees of 4.5%
     annually are payable  quarterly in advance to the  guarantors  of the Tranche A and
     Tranche  B loans.  The loan  facility  is  secured  by  certain  assets  of ours as described  in the loan  agreement,  consisting  primarily of Boeing  rotable  fixed assets,  all  expendable  inventory  and 50% of other  property and  equipment.  In connection  with this  transaction,  we issued  warrants to  purchase of  3,833,946 shares  of our  common  stock at  $6.00  per  share  to the  ATSB and to two  other guarantors.  The warrants had an estimated fair value of $9,282,538 when issued and expire seven years after  issuance.  The fair value for these options was estimated at the date of grant using a  Black-Scholes  option pricing  model.  This amount is being  amortized  to  interest  expense  over the life of the loan.  The  effective interest rate on the notes is approximately  11.39% including the non-cash value of the warrants and other costs associated with obtaining the loan,  assuming that the variable  interest  rates  payable on the notes at September  30,  2003.  The notes contain certain  covenants that require us to maintain  certain ratios with respect to  indebtedness to earnings before income taxes,  depreciation  and  amortization, and rents  ("EBITDAR") and EBITDAR to fixed charges  beginning  January 1, 2004. We are not required to meet  certain  liquidity  tests until the quarter  ending March
     31, 2004.  Unrestricted  cash balances cannot be less than  $25,000,000 at any time through  September 30, 2004 or $75,000,000  thereafter.  We are in compliance  with these requirements at September 30, 2003.

     During the year ended March 31, 2002, we entered into two loan  agreements  for two
     Airbus A319  aircraft.  Each aircraft loan has a term of 10 years and is payable in equal monthly  installments,  including interest,  payable in arrears. The aircraft secure  the  loans.  Each of the  loans  require  monthly  principal  and  interest payments of $215,000 and  $218,110,  bears  interest with rates of 6.71% and 6.54%, with  maturities in May and August 2011, at which time a balloon  payment  totaling
     $10,200,000 is due with respect to each loan.

     During the year ended March 31, 2003, we entered into  additional  loans to finance seven  additional  Airbus  aircraft with interest rates based on LIBOR plus margins that adjust  quarterly or  semi-annually.  At September 30, 2003 interest rates for these loans  ranged from  2.375% to 2.888%.  Each loan has a term of 12 years,  and each loan has balloon  payments ranging from $4,800,000 to $7,770,000 at the end of the term.  The loans are secured by the aircraft.

     During  the six  months  ended  September  30,  2003,  we  borrowed  an  additional
     $75,600,000  for the purchase of three Airbus A318  aircraft.  Each  aircraft  loan has a term of 12 years and is payable in monthly installments,  including interest, payable in arrears,  with a floating  interest  rate  adjusted  quarterly  based on
     LIBOR plus a margin of 2.25%.  At the end of the term,  there is a balloon  payment of $3,060,000  for each aircraft  loan. At September 30, 2003,  interest  rates for these loans ranged from 3.36% to 3.39%.  The loans are secured by the aircraft.

     In October  2003,  we took  delivery  of an Airbus  A318  aircraft  and we borrowed
     $22,000,000  for the  purchase  of that  aircraft.  The loan has a term of 12 years and is payable in monthly  installments,  including  interest,  payable in arrears, with a floating  interest rate adjusted  quarterly  based on LIBOR plus a margin of
     1.95%.  At the end of the  term,  there is a  balloon  payment  of  $2,640,000.  At
     September  30,  2003,  the  interest  rate for this  loan  was  3.12%.  The loan is secured by the  aircraft.  We entered into this loan  agreement in October 2003 and the payment obligations are not included in the table.

(2)  As of September  30, 2003,  we lease 11 Airbus 319 type  aircraft and 19 Boeing 737 type aircraft under  operating  leases with  expiration  dates ranging from 2003 to
     2014.  Five of the Boeing  737 type  aircraft  are no longer in service  and are in the process of being  brought into return  conditions  and returned to the aircraft lessors.  Under all of our leases,  we have made cash security deposits or arranged for letters of credit  representing  approximately two months of lease payments per aircraft.  At September 30, 2003, we had made cash security  deposits of $7,786,000 and had arranged for letters of credit of $6,106,000  collateralized  by restricted cash balances.  Additionally,  we are required to make  supplemental  rent payments to cover  the cost of major  scheduled  maintenance  overhauls  of these  aircraft.
     These  supplemental  rent  payments  are based on the number of flight  hours flown and/or  flight  departures  and are not  included  as an  obligation  in the  table above.

     As a  complement  to our  Airbus  purchase  agreement,  in April  2000 we signed an agreement,  as subsequently  amended, to lease 15 new Airbus aircraft for a term of
     12 years.  As of  September  30,  2003,  we had arranged for issuance of letters of credit on the remaining  six aircraft we agreed to lease  totaling  $1,235,000,  to secure these leases, collateralized by restricted cash balances.

     During the six months ended  September 30, 2003,  we entered into three  additional aircraft lease agreements;  one for two additional Airbus A318 aircraft,  scheduled for delivery in May 2004 and March 2005, and one  additional  Airbus A319 aircraft, scheduled for delivery in February  2005;  another for eight A319s with  deliveries in January,  March, May, and June of 2005, March, April and May of 2006, and one in
     February 2007; and two additional  A319 aircraft,  one of which we took delivery of in September 2003 as a result of the sale leaseback  transaction,  and another that is scheduled  for delivery in March 2004.  As of September  30, 2003,  we have made
     $726,000 in security  deposits for these  aircraft.  The lease  commitment  amounts are included in these amounts.

     In July 2003,  we entered into a letter of intent to lease another five Airbus A319 aircraft  and  executed a lease for one of these in  October  2003.  The  scheduled delivery  dates are in April,  May,  June,  and December  2004; and the last one is scheduled  for delivery in February  2006.  As of September  30, 2003, we have made
     $500,000 in security deposits for these aircraft.

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

(3)  We have adopted a fleet  replacement  plan to phase out our Boeing 737 aircraft and replace them with a combination  of Airbus A319 and A318  aircraft.  In March 2000, we entered into an agreement,  as  subsequently  amended,  to purchase up to 17 new
     Airbus  aircraft.  Included  in the  purchase  commitment  are  amounts  for  spare aircraft  components  to support  the  aircraft.  We are not under any  contractual obligations  with respect to spare parts.  As of September  30, 2003,  we had taken delivery of 15 of these  aircraft,  one of which we sold in December  2002.Prior to the delivery of the aircraft we assigned  two of the  purchase  commitments  to two lessors  in  February  2003 and  September  2003.  We  agreed to lease two of these aircraft  over a five year term and the third for a 12 year term.  As of  September
     30, 2003, we have remaining firm purchase  commitments for two additional  aircraft which,  one of  which  we took  delivery  of in  October  2003  and one of which is scheduled  to be  delivered  in  April  2004.  Under  the  terms  of  the  purchase agreement,  we are  required  to make  scheduled  pre-delivery  payments  for these aircraft.  These  payments  are  non-refundable  with  certain  exceptions.  As  of
     September  30,  2003,  we had  made  pre-delivery  payments  on  future  deliveries totaling $10,474,000 to secure the remaining aircraft.

     In August  2003,  we amended  the  purchase  agreement  with  Airbus to purchase 15 additional  firm  Airbus A319  aircraft  purchases.  Our  purchase  agreement  with
     Airbus also includes purchase rights for up to 23 additional  aircraft,  and allows us to  purchase  Airbus A318 or A320  aircraft in lieu of the A319  aircraft at our option.  The firm Airbus A319 aircraft have scheduled  delivery dates  beginning in calendar year 2004 and continuing  through 2008.  Under the terms of the amendment, we have  rights  to  modify  some or all of these  additional  aircraft  into  A320 aircraft by providing  Airbus  notice prior to December  31,  2004.  The  amendment also  requires  us to lease at least three new Airbus  A319 or A320  aircraft  from operating  lessors  for  delivery  in  calendar  year 2004.  Including  these three aircraft,  we intend to lease as many as 14  additional  A318 or A319 aircraft from third party  lessors  over the next five years.  As of September  30, 2003,  we had made  pre-delivery  payments on future  deliveries  totaling  $15,411,000 to secure these  aircraft.  In  August  2003,  we  entered  into a letter of intent to a sale leaseback  of  two  of  these  aircraft.  As  the  agreement  has  not  been  fully negotiated  and executed,  the purchase  amounts of these two aircraft are included in the purchase commitment amounts.

     In October  2002 we entered  into a purchase and 12 year  services  agreement  with
     LiveTV to bring DIRECTV  AIRBORNE(TM)satellite  programming to every seatback in our
     Airbus  fleet.  We  have  agreed  to the  purchase  of 46  units  of the  hardware;
     however,  we have the  option  to  cancel  up to a total  of 6 units  by  providing written notice of  cancellation at least 12 months in advance of  installation.  As of September  30, 2003, we have  purchased 22 units and have made  deposits  toward the  purchase  of  7  units.  The  table  above  includes  the  remaining  purchase commitment amounts not yet paid for on the remaining firm 18 units.

Commercial Commitments

       As we enter new  markets,  increase  the  amount of space  leased,  or add leased aircraft,  we are often required to provide the airport  authorities  and lessors with a letter of credit,  bond or cash security  deposits.  These  generally  approximate up to three months of rent and fees.  As of September  30, 2003,  we had  outstanding  letters of credit,  bonds, and cash security  deposits  totaling  $12,416,000,  $4,267,000,  and
$12,911,000,  respectively.  In  order  to meet  these  requirements,  we have a  credit agreement with a financial  institution  for up to $1,500,000,  which expires August 31,
2004,  and  another  credit  agreement  with a second  financial  institution  for up to
$20,000,000,  which  expires  November 30,  2003.  These credit lines can be used solely for the  issuance  of standby  letters of credit.  Any  amounts  drawn  under the credit agreements are fully  collateralized  by certificates  of deposit,  which are carried as restricted  investments  on our balance  sheet.  As of September 30, 2003, we have drawn
$12,416,000   under  these  credit   agreements  for  standby  letters  of  credit  that
collateralize  certain  leases.  In the  event  that  these  credit  agreements  are not renewed beyond their present  expiration  dates,  the  certificates  of deposit would be redeemed and paid to the various  lessors as cash  security  deposits in lieu of standby letters  of  credit.  As a result  there  would be no impact on our  liquidity  if these agreements  were not renewed.  In the event that the surety  companies  determined  that issuing bonds on our behalf were a risk they were no longer  willing to  underwrite,  we would be required to collateralize  certain of these lease  obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.

       We use the  Airline  Reporting  Corporation  ("ARC")  to  provide  reporting  and settlement  services for travel  agency sales and other related  transactions.  In order to maintain the minimum  bond (or  irrevocable  letter of credit)  coverage of $100,000,
ARC requires  participating  carriers to meet, on a quarterly basis,  certain  financial tests  such as,  but not  limited  to, net profit  margin  percentage,  working  capital ratio,  and  percent of debt to debt plus  equity.  As of  September  30,  2003,  we met these  financial  tests and presently are only  obligated to provide the minimum  amount of $100,000 in  coverage  to ARC. If we were to fail the minimum  testing  requirements, we would be required to increase  our bonding  coverage to four times the weekly  agency net cash sales  (sales net of refunds and agency  commissions).  Based on net cash sales remitted to us for the week ended October 31, 2003,  the coverage  would be increased to
5,505,000  if we failed the tests.  If we were unable to  increase  the bond amount as a result  of our then  financial  condition,  we could be  required  to issue a letter  of credit that would restrict cash in an amount equal to the letter of credit.

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
When the price is  between  the cap price  and the  primary  floor the hedge has no cash effect.

       We entered  into a three-way  collar in November  2002 with a notional  volume of
385,000  gallons per month for the period  December 1, 2002 to November  30,  2003.  The cap prices for this  agreement  is 82¢ per gallon,  and the  primary and  secondary floor  prices are at 72 and 64.5¢ per  gallon,  respectively.  This  agreement  is estimated to  represent 5% of our fuel  purchases  for that  period.  In April 2003,  we entered into a swap  agreement  with a notional  volume of  1,260,000  gallons per month for the period from July 1, 2003 to December  31,  2003.  The fixed price of the swap is
71.53¢ per gallon and the  agreement  is  estimated  to  represent  15% of our fuel purchases for that period.  In September  2003 we entered into a swap  agreement  with a notional  volume of 630,000  gallons  per month for the period  from  January 1, 2004 to
June  30,  2004.  The  fixed  price  of the  swap is  74.50¢  per  gallon  and the agreement  is  estimated to  represent  7% of our fuel  purchases  for that period.  Our results  of  operations  for the three  months  ended  September  30,  2003  include  an unrealized  derivative  loss  of  $276,000  which  is  included  in fuel  expense  and a realized  gain  of  approximately  $240,000  in  cash  settlements  recovered  from  the counter-party  recorded  as a  decrease  in fuel  expense.  We were  not a party  to any derivative contracts during the three or six months ended September 30, 2002.

       In March 2003,  we entered into an interest rate swap  agreement  with a notional amount of  $27,000,000  to hedge a  portion  of our LIBOR  based  borrowings.  Under the interest  rate  swap  agreement,  we are  paying a fixed  rate of 2.45%  and  receive  a variable  rate based on the three month  LIBOR.  At  September  30,  2003,  our interest rate swap  agreement  had an estimated  unrealized  loss of $249,000,  $117,000 of which was  recorded as  accumulated  other  comprehensive  loss and is included in the balance sheet.  We did not have any interest  rate swap  agreements  outstanding  during the six months ended September 30, 2002.

      Effective  January 1, 2003, we entered into an engine  maintenance  agreement with
GE Engine  Services,  Inc. ("GE")  covering the scheduled and unscheduled  repair of our aircraft  engines used on most of our Airbus  aircraft.  The  agreement is for a 12 year period from the effective  date for our owned  aircraft or December 31, 2014,  whichever comes first,  and for each leased  aircraft,  the term  coincides with the initial lease term of 12 years.  This  agreement  precludes us from using another third party for such services  during the term.  This  agreement  requires  monthly  payments  at a specified rate  multiplied  by the  number of  flight  hours  flown on the  aircraft  during  that month.  The amounts due based on flight hours are not included in table above.

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

       Effective  January  1,  2003,  GE and  we  executed  a  12-year  engine  services agreement (the "Services  Agreement")  covering the scheduled and unscheduled  repair of most of our Airbus  engines.  Under the terms of the  Services  Agreement,  we agreed to
pay  GE  a  fixed  rate   per-engine-hour,   payable   monthly,   and  GE  assumed   the
responsibility  to overhaul our engines on Airbus  aircraft as required  during the term of the  Services  Agreement,  subject to certain  exclusions.  We believe the fixed rate per-engine hour  approximates  the periodic cost we would have incurred to service those engines.  Accordingly, these payments are expensed as the obligation is incurred.

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

Interest Rate Hedging Program

       During the six months ending  September 30, 2003, we designated  certain interest rate swaps as  qualifying  cash flow hedges.  Under these hedging  arrangements,  we are
hedging  the  interest   payments   associated   with  a  portion  of  our   LIBOR-based
borrowings.  Under  the  swap  agreements,  we  pay a  fixed  rate  of  interest  on the notional  amount of the  contracts  of $27  million,  and we receive a variable  rate if interest  based on the three  month  LIBOR rate,  which is reset  quarterly.  Changes in the fair value of interest  rate swaps  designated as hedging  instruments  are reported
in   accumulated   other   comprehensive   income.   These   amounts  are   subsequently
reclassified  into  interest  expense as a yield  adjustment in the same period in which the related interest payments on the LIBOR-based borrowings affects earnings.

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

       As of September 30, 2003 and 2002,  we estimated  that  approximately  24,815 and
8,827  round-trip  flight  awards,   respectively,   were  eligible  for  redemption  by
EarlyReturns   members  who  have  mileage  credits   exceeding  the  15,000-mile   free
round-trip  domestic  ticket award  threshold.  Of these earned  awards,  we expect that approximately  84% would be  redeemed.  The  difference  between the  round-trip  awards outstanding  and the awards  expected  to be redeemed  is the  estimate of awards  which will (1) never be redeemed, or (2) be redeemed for something other than a free trip.

       We account for point sales to third parties by allocating  the funds received for each  mile (or  point)  between a  component  representing  the value of the  subsequent travel  award  to  be  provided  and  the  remainder  being  recognized  in  revenue  at collection to cover  marketing and other  related costs to administer  the program.  The marketing  component is not  determined  directly,  but instead  represents the residual after  determination  of the  value of the  travel  component  deferral.  The  component representing  travel is determined  based on an  equivalent  restricted  fare,  which is used as the value of travel on a frequent  flyer  mileage  award.  The travel  component is recognized as revenue on a  straight-line  basis over the historical  usage period of the frequent flyer mileage awards which we estimate to be 20 months.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

       Our earnings are  affected by changes in the price and  availability  of aircraft fuel.  Market  risk is  estimated  as a  hypothetical  10 percent  change in the average cost per gallon of fuel for the year ended  March 31,  2003.  Based on fiscal  year 2003 actual fuel usage,  such a change would have the effect of increasing or decreasing  our aircraft fuel expense by  approximately  $8,590,000 in fiscal year 2003.  Comparatively, based on projected  fiscal year 2004 fuel usage,  such a change would have the effect of increasing  or  decreasing  our aircraft  fuel expense by  approximately  $9,890,000  in fiscal year 2004, excluding the effects of our fuel hedging  arrangements.  The increase in exposure  to fuel price  fluctuations  in fiscal year 2004 is due to the  increase of our  average  aircraft  fleet  size  during  the year ended  March 31,  2004,  projected increases  to our fleet  during  the year  ended  March  31,  2004 and  related  gallons purchased.

       As of September  30, 2003,  we had hedged  approximately  12.8% of our  remaining projected  fiscal  2004  fuel  requirements.  In  November  2002,  we  initiated  a fuel hedging program  comprised of swap and collar  agreements.  Under a swap  agreement,  we receive  the  difference  between a fixed swap price and a price based on an agreed upon published  spot price for jet fuel.  If the index price is higher than the fixed  price, we receive the  difference  between  the fixed  price and the spot  price.  If the index price is lower,  we pay the  difference.  A collar  agreement has a cap price, a primary floor price,  and a secondary  floor price.  When the U.S. Gulf Coast Pipeline Jet index price is above the cap, we receive the  difference  between the index and the cap.  When the index price is below the primary  floor but above the  secondary  floor,  we pay the difference  between the index and the primary  floor.  However,  when the price is below the secondary  floor,  we are only obligated to pay the  difference  between the primary and  secondary  floor  prices.  When the price is between  the cap price and the primary floor the hedge has no cash effect.

       We entered into a three-way  collar in November 2002,  with a notional  volume of
385,000  gallons per month for the period  December 1, 2002 to November  30,  2003.  The cap prices for this  agreement  is 82¢ per gallon,  and the  primary and  secondary floor  prices  are 72 and 64.5¢ per  gallon,  respectively.  The  volume  of fuel covered by this  contract is estimated to  represent 5% of our fuel  purchases  for that period.  In April 2003, we entered into a third swap  agreement  with a notional  volume of  1,260,000  gallons per month for the period from July 1, 2003 to December  31, 2003.
The fixed price of the swap is 71.53¢ per gallon and the  agreement  is  estimated to represent  15% of our fuel  purchases for that period.  In September  2003 we entered into a swap  agreement  with a  notional  volume of  630,000  gallons  per month for the period  from  January 1, 2003 to June 30,,  2004.  The fixed  price of the swap is 74.50¢
per gallon and the  agreement is  estimated to represent 7% of our fuel  purchases for that period.  The results of  operations  for the quarter  ended  September 30, 2003 include an  unrealized  derivative  gain of $475,000  which is included in fuel  expense and a  realized  gain of  approximately  $28,000  in cash  settlements  received  from a counter-party  recorded  as a  decrease  in fuel  expense.  We were  not a party  to any derivative contracts during the six months ended September 30, 2002.

Interest

       We are susceptible to market risk  associated  with changes in variable  interest rates on long-term  debt  obligations we incurred to finance the purchases of our Airbus aircraft and our  government  guaranteed  loan.  Interest  expense on seven of our owned
Airbus A319 aircraft is subject to interest rate  adjustments  every three to six months based upon  changes in the  applicable  LIBOR  rate.  The  interest  rate on  borrowings under our government  guaranteed loan is also subject to adjustment  based on changes in the  applicable  LIBOR  rates.  A change in the base LIBOR rate of 100 basis points (1.0 percent) would have the effect of increasing or decreasing our annual  interest  expense by  $2,513,000  assuming  the  loans  outstanding  that are  subject  to  interest  rate adjustments at September 30, 2003 totaling  $251,376,000  are outstanding for the entire period.  As of September  30, 2003,  we had hedged  approximately  10.7% of our variable interest rate loans.

       In March 2003,  we entered into an interest rate swap  agreement  with a notional amount of  $27,000,000  to hedge a  portion  of our LIBOR  based  borrowings.  Under the interest  rate  swap  agreement,  we are  paying a fixed  rate of 2.45%  and  receive  a variable  rate based on the three  month  LIBOR over the term of the swap which  expires in March 2007.  As of  September  30,  2003,  the fair value of the swap  agreement is a loss of $249,000.

Item 4.  Controls and Procedures

       As of the end of the period  covered by this report,  we conducted an evaluation, under the  supervision  and with the  participation  of our  management,  including  our
Chief  Executive  Officer  and Chief  Financial  Officer,  of the  effectiveness  of the design and  operation of our  disclosure  controls and  procedures  pursuant to Exchange
Act Rules 13a-15 and 15d-15.  Based upon that  evaluation,  our Chief Executive  Officer and Chief Financial  Officer  concluded that our disclosure  controls and procedures are effective.  Disclosure  controls and  procedures  are controls and  procedures  that are designed to ensure that  information  required to be disclosed  in our reports  filed or submitted under the Exchange Act is recorded,  processed,  summarized and completely and accurately  reported  within the time periods  specified in the  Securities and Exchange
Commission's rules and forms.

       There have been no  significant  changes  in our  internal  controls  or in other factors that could  significantly  affect  internal  controls  subsequent to the date we carried out this evaluation.

                                   PART II. OTHER INFORMATION

Item 4:       Submission of Matters to a Vote of Security Holders

       Our annual meeting of shareholders was held on September 4, 2003, at which a quorum for the transaction of business was present.  One matter was voted upon, as described below.

       Members of the Board of  Directors  elected at the meeting were Samuel D. Addoms,
Hank Brown, D. Dale Browning,  Paul S. Dempsey,  William B. McNamara, B. Larae Orullian,
Jeff S.  Potter,  and James B.  Upchurch.  The votes cast with  respect to each  nominee were as follows:

         18,193,479 "For" Mr. Addoms;                    8,349,763 "Withheld"
         23,867,207 "For" Mr. Brown;                     2,676,034 "Withheld"
         23,856,871 "For" Mr. Browning;                  2,686,371 "Withheld"
         23,860,264 "For" Mr. Dempsey;                   2,682,978 "Withheld"
         23,840,753 "For" Mr. McNamara;                  2,702,489 "Withheld"
         23.841.241 "For" Ms. Orullian;                  2.702.001 "Withheld"
         23,861,524 "For" Mr. Potter                     2,681,718 "Withheld"
         23,849,141 "For" Mr. Upchurch;                  2,694,101 "Withheld"

Shareholder Proposals

       Shareholders  are  entitled  to  submit  proposals  on  matters  appropriate  for
shareholder   action   consistent  with  regulations  of  the  Securities  and  Exchange
Commission  and our bylaws.  If a  shareholder  wishes to have a proposal  appear in our
proxy  statement  for  next  year's  annual  meeting,   under  the  regulations  of  the
Securities  and Exchange  Commission it must be received by our  Corporate  Secretary at
7001 Tower Road, Denver, Colorado 80249-7312 on or before March 19, 2004.

Item 6:       Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Numbers

     Exhibit 10 - Material Contracts

            10.21    Credit Agreement dated as of July 30, 2003 between Frontier Airlines,
                   Inc. and a Lender in respect to an Airbus 318 aircraft. Frontier has financed the purchase of 3 additional Airbus 318 aircraft with this
                   Lender under Credit Agreements that are substantially identical in all material respects to this Exhibit.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange
                   Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (1)

            10.22    Aircraft Mortgage and Security Agreement dated as of July 30, 2003 between Frontier Airlines, Inc. and a Lender in respect to an Airbus
                   318 aircraft. Frontier has financed the purchase of 3 additional Airbus
                   318 aircraft with this Lender under Aircraft Mortgage and Security
                   Agreements that are substantially identical in all material respects to this Exhibit. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (1)

            10.23  Codeshare  Agreement  dated as of September 18, 2003 between  Horizon
                   Air Industries,  Inc. and Frontier  Airlines,  Inc.  Portions of this
                   Exhibit have been omitted and filed  separately  with the  Securities and Exchange  Commission in a  confidential  treatment  request under
                   Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (1)

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

            31.1   Section 302 certification of President and Chief Executive Officer,
                   Jeffery S. Potter. (1)

            31.2   Section 302 certification of Chief Financial Officer, Paul H. Tate. (1)

     Exhibit 32 - Section 1350 Certifications

            32     Section 906  certification of President and Chief Executive  Officer,
                   Jeffery S. Potter, and Chief Financial Officer, Paul H. Tate (1)

                  (1)      Filed herewith.

     (b)  Reports on Form 8-K

          During the quarter ended September 30, 2003, the Company filed the following reports on Form 8-K.

  Date of                                             Financial Statements
  Report                     Item Numbers             Required to be Filed
  July 31, 2003                 7 and 12                      None
  September 4, 2003                5                          None
  September 18, 2003            7 and 9                       None
  September 19, 2003            5 and 7                       None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  November 7, 2003                              By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  November 7, 2003                              By: /s/ Elissa A. Potucek
                                                     Elissa A.Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer