Form 10-Q
period 2003-12-31
FRONTIER AIRLINES INC /CO/
filed 2004-02-17
CIK 921929

                                           FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended December 31, 2003.

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

Commission file number:  1-12805

                                     FRONTIER AIRLINES, INC.
                     (Exact name of registrant as specified in its charter)

                     Colorado                                                84-1256945
(State or other jurisdiction of incorporated or organization)  (I.R.S. Employer Identification No.)

                7001 Tower Road, Denver, CO                            80249
         (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number including area code:  (720) 374-4200

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

The number of shares of the Company's common stock outstanding as of February 9, 2004 was
35,527,942.

                                          TABLE OF CONTENTS

                                      PART I. FINANCIAL INFORMATION

                                                                              Page

Item 1.  Financial Information

         Financial Statements                                                   1

Item 2.  Management's Discussion and Analysis of Financial Condition and        9
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            25

Item 4.  Controls and Procedures                                               26

                                      PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)

                                                                 December 31,       March 31,
                                                                    2003              2003
Assets
Current assets:
    Cash and cash equivalents                                  $ 184,323,539     $ 102,880,404
    Short-term investments                                         2,000,000         2,000,000
    Restricted investments                                        23,415,901        14,765,000
    Receivables, net of allowance for doubtful accounts
     of $298,000 and $237,000 at December 31, 2003 and
     March 31, 2003, respectively                                 26,998,522        25,856,692
    Income taxes receivable                                          389,192        24,625,616
    Security and other deposits                                      515,000           912,399
    Prepaid expenses and other assets                             11,271,500         9,050,671
    Inventories, net of allowance of $2,428,000 and
     $2,478,000 at December 31, 2003 and March 31,
     2003, respectively                                            6,206,370         5,958,836
    Deferred tax asset                                             7,669,732         4,788,831
            Total current assets                                 262,789,756       190,838,449
Property and equipment, net                                      444,366,268       334,492,983
Security and other deposits                                       14,998,851         6,588,023
Aircraft pre-delivery payments                                    24,276,079        30,531,894
Restricted investments                                             8,161,000         9,324,066
Deferred loan fees and other assets, net                           5,494,202        16,068,361
                                                               $ 760,086,156     $ 587,843,776
                                                              ================= =================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                           $  27,649,190     $  26,388,621
    Air traffic liability                                         72,991,948        58,875,623
    Other accrued expenses (note 4)                               40,866,829        22,913,659
    Current portion of long-term debt (note 6)                    16,042,842        10,473,446
    Deferred revenue and other liabilities                         1,330,000         1,396,143
            Total current liabilities                            158,880,809       130,047,492
Long-term debt (note 6)                                          284,994,343       261,738,503
Deferred tax liability                                            32,221,473        20,017,787
Deferred revenue and other liabilities                            21,261,354        17,072,868
            Total liabilities                                    497,357,979       428,876,650

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000
      shares; none issued                                              -                 -
    Common stock, no par value, stated value of $.001
      per share, authorized 100,000,000 shares;
      35,229,768 and 29,674,050 shares issued and
      outstanding at December 31, 2003 and March
      31, 2003, respectively                                          35,230            29,674
    Additional paid-in capital                                   181,833,352        96,424,525
    Other comprehensive loss                                         (40,609)            -
    Retained earnings                                             80,900,204        62,512,927
                                                                 262,728,177       158,967,126
                                                                 760,086,156       587,843,776
                                                              ================= =================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Operations
(Unaudited)
                                         Three Months Ended                    Nine Months Ended
                                   December 31,       December 31,       December 31,      December 31,
                                       2003               2002               2003              2002
Revenues:
    Passenger                     $ 159,174,576      $ 117,752,421      $ 458,130,130     $ 343,753,943
    Cargo                             2,036,132          1,353,403          6,094,379         4,299,590
    Other                             2,349,767          1,147,464          7,322,528         3,366,686

        Total revenues              163,560,475        120,253,288        471,547,037       351,420,219

Operating expenses:
    Flight operations                26,097,278         22,100,419         75,417,872        62,819,816
    Aircraft fuel expense            27,486,807         21,709,633         75,988,127        60,437,755
    Aircraft lease expense           17,246,551         17,868,787         52,359,272        52,469,573
    Aircraft and traffic servicing   29,626,177         22,440,145         79,701,143        63,063,269
    Maintenance                      17,324,224         19,343,863         52,322,200        53,286,854
    Promotion and sales              17,322,739         11,664,781         48,312,687        39,889,202
    General and administrative        9,560,740          6,684,541         28,280,752        19,381,332
    Depreciation and amortization     6,295,489          4,558,342         17,352,987        12,489,981

        Total operating expenses    150,960,005        126,370,511        429,735,040       363,837,782

        Operating income (loss)      12,600,470         (6,117,223)        41,811,997       (12,417,563)

Nonoperating income (expense):
    Interest income                     590,206            328,303          1,528,037         1,523,063
    Interest expense                 (3,195,924)        (1,993,971)       (11,064,704)       (5,148,950)
    Emergency Wartime Supplemental
     Appropriations Act compensation      -                  -             15,024,188             -
    Early extinguishment of debt     (1,073,028)        (1,774,311)        (9,815,517)       (1,774,311)
    Aircraft lease and facility
     exit costs                         (26,446)             -             (5,371,799)            -
    Loss on sale-leaseback of aircraft  (85,376)             -             (1,323,094)            -
    Other, net                          (39,802)          (240,000)          (892,113)         (678,322)

        Total nonoperating expense,
         net                         (3,830,370)        (3,679,979)       (11,915,002)       (6,078,520)

Income (loss) before income tax
    expense (benefit) and cumulative
    effect of change in method of
    accounting for maintenance        8,770,100         (9,797,202)        29,896,995       (18,496,083)

Income tax expense (benefit)          3,314,236         (3,429,369)        11,509,718        (6,601,335)

Income (loss) before cumulative
    effect of change in method of
    accounting for maintenance        5,455,864         (6,367,833)        18,387,277       (11,894,748)

Cumulative effect of change in
    method of accounting for
    maintenance, net of tax               -                  -                  -             2,010,672

Net income (loss)                   $ 5,455,864       $ (6,367,833)      $ 18,387,277      $ (9,884,076)
                                  =============      ==============      =============     =============

(continued)

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

Earnings (loss) per share:
  Basic:
    Income (loss) before cumulative
     effect of change in accounting
     principle                            $0.15             ($0.21)             $0.58            ($0.40)
    Cumulative effect of change in
     method of accounting for
     maintenance checks                     -                  -                  -                0.07

    Net income (loss)                     $0.15             ($0.21)             $0.58            ($0.33)
                                  =============      ==============      =============     =============

  Diluted:
    Income (loss) before cumulative
     effect of change in accounting
     principle                            $0.14             ($0.21)             $0.53            ($0.40)
    Cumulative effect of change in
     method of accounting for
     maintenance checks                     -                  -                  -                0.07

    Net income (loss)                     $0.14             ($0.21)             $0.53            ($0.33)
                                  =============      ==============      =============     =============

Weighted average shares of
  common stock outstanding:
            Basic                    35,203,458         29,648,077         31,829,010        29,605,350
                                  =============      ==============      =============     =============
            Diluted                  38,509,350         29,648,077         34,554,105        29,605,350
                                  =============      ==============      =============     =============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Stockholders' Equity and Other Comprehensive Loss
For the Year Ended March 31, 2003 and the Nine Months Ended December 31, 2003

                                                                            Accumulated
                                             Additional       Unearned         other                        Total
                              Common          paid-in           ESOP       comprehensive    Retained     stockholders'
                              stock           capital          shares          loss         earnings        equity

Balances, March 31, 2002    $ 29,422        85,867,486      (2,119,670)         -          85,356,055     169,133,293

Net loss                         -                -              -              -         (22,843,128)    (22,843,128)
Exercise of common
 stock options                  252            616,695           -              -                 -           616,947
Warrants issued in
 conjunction with
 debt agreement                  -           9,282,538           -              -                 -         9,282,538
Tax benefit from exercises
 of common stock options         -             657,806           -              -                 -           657,806
Amortization of employee
 stock compensation              -                -          2,119,670          -                 -         2,119,670
Balances, March 31, 2003      29,674        96,424,525           -              -          62,512,927     158,967,126

Net income                       -                -              -              -          18,387,277      18,387,277
Other comprehensive loss -
  Unrealized loss on
  derivative instruments         -                -              -            (40,609)            -           (40,609)
Total comprehensive income                                                                                 18,346,668

Sale of common stock, net of
 offering costs of $257,000   5,050         81,072,096           -               -                -        81,077,146
Exercise of common
 stock options                  158            939,620           -               -                -           939,778
Tax benefit from exercises
 of common stock options         -             987,650           -               -                -           987,650
Equity adjustment for the
 repricing of warrants
 issued in conjunction
 with a debt agreement           -             116,701           -               -                -           116,701
Contribution of common stock
 to employees stock
 ownership plan                 348          2,292,760     (2,293,108)           -                -              -
Amortization of employee
 stock compensation              -               -          2,293,108           -                 -         2,293,108

Balances, December 31, 2003  $35,230      $181,833,352   $       -       $    (40,609     $80,900,204     $62,728,177
                            =========================================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Nine Months Ended December 31, 2003 and 2002
(Unaudited)

                                                                  2003                    2002

Cash flows from operating activities:
    Net income (loss)                                         $ 18,387,277          $ (9,884,076)
    Adjustments to reconcile net income to net cash and cash
        equivalents provided (used) by operating
        activities:
           Employee stock option plan compensation expense       1,771,156             2,119,670
           Depreciation and amortization                        17,352,987            12,489,981
           Loss on disposal of equipment                         1,631,405               234,797
           Accelerated amortization of deferred loan costs       9,815,517               177,924
           Unrealized derivative gain, net                        (580,005)             (237,933)
           Deferred tax expense                                  9,322,785             6,683,479
           Changes in operating assets and liabilities:
             Restricted investments                             (9,931,335)           (3,809,834)
             Receivables                                        (1,141,830)            2,416,697
             Income taxes receivable                            24,236,424            (6,495,325)
             Security and other deposits                        (2,556,741)           (3,924,364)
             Prepaid expenses and other assets                  (2,220,829)            2,816,232
             Inventories                                          (247,534)           (1,385,935)
             Deferred loan and other assets                      2,486,574              (174,209)
             Accounts payable                                    1,260,569            (1,570,274)
             Air traffic liability                              14,116,325           (10,238,143)
             Accrued maintenance expense                             -                (3,196,618)
             Other accrued expenses                             18,525,475              (484,470)
             Deferred stabilization act compensation                 -                (4,835,381)
             Deferred revenue and other liabilities              4,122,343             4,408,747
               Net cash and cash equivalents provided
                 (used) by operating activities                106,350,563           (14,889,035)

Cash flows from investing activities:
    Decrease in aircraft lease and purchase deposits, net          799,127             4,792,059
    Decrease in restricted investments                           2,443,500               617,700
    Proceeds from the sale of aircraft                               -                29,750,000
    Capital expenditures                                      (128,857,677)         (197,880,599)
               Net cash and cash equivalents used by
                 investing activities                         (125,615,050)         (162,720,840)

Cash flows from financing activities:
    Net proceeds from issuance of common stock                  83,121,275             1,184,019
    Proceeds from long-term borrowings                          98,500,000           147,100,000
    Payment of financing fees                                   (1,238,889)           (1,786,064)
    Principal payments on long-term borrowings                 (79,674,764)          (26,941,612)
               Net cash and cash equivalents provided
                 by financing activities                       100,707,622           119,556,343

               Net increase (decrease) in cash and
                 cash equivalents                               81,443,135           (58,053,532)

Cash and cash equivalents, beginning of period                 102,880,404            87,555,189

Cash and cash equivalents, end of period                      $184,323,539          $ 29,501,657
                                                              =============         =============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
December 31, 2003

(1)      Basis of Presentation

     The accompanying  unaudited financial  statements have been prepared in accordance with accounting  principles  generally accepted  in the United  States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally  accepted in the United States of America for complete  financial  statements and should be read in conjunction with the  Company's  Annual  Report on Form 10-K for the year ended March 31,  2003.  In the opinion of  management,  all adjustments  (consisting only of normal recurring  adjustments)  considered  necessary for a fair  presentation have been included.  The  results  of  operations  for the  three and nine  months  ended
     December  31,  2003 are not  necessarily indicative of the results that will be realized for the full year.

(2)      Summary of Significant Accounting Policies

     Stock-Based Compensation

     The Company follows  Accounting  Principles Board Opinion No. 25,  "Accounting for Stock
     Issued to Employees" ("APB 25"), and related  Interpretations  in  accounting  for its employee  stock  options and follows the  disclosure  provisions of Statement of Financial
     Accounting Standards No. 123 (SFAS 123). The Company applies APB 25 and related Interpretations in accounting for its plans.  Accordingly,  no  compensation  cost is recognized for options granted at a price equal to the fair market value of the common stock on the date of grant.
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

                                         Three Months Ended                   Three Months Ended
                                   December 31,       December 31,       December 31,      December 31,
                                       2003               2002               2003              2002

         Net income (loss):
           As Reported             $  5,455,864  $  (6,367,833)         $  18,387,277    $   (9,884,076)
           Pro Forma               $  4,970,766  $  (6,825,508)         $  16,830,293    $  (12,898,885)

         Earnings (loss) per share, basic:
           As Reported             $       0.15  $       (0.21)         $        0.58    $        (0.33)
           Pro Forma               $       0.14  $       (0.23)         $        0.53    $        (0.44)

         Earnings (loss) per share, diluted:
           As Reported             $       0.14  $       (0.21)         $        0.53    $        (0.33)
           Pro Forma               $       0.13  $       (0.23)         $        0.49    $        (0.44)

FRONTIER AIRLINES, INC.
Notes to Financial Statements
December 31, 2003

     Interest Rate Hedging Program

     During the nine months ending December 31, 2003, the Company  designated  certain  interest rate swaps as qualifying cash flow hedges.  Under these hedging arrangements,  the Company is hedging the interest payments  associated with a portion of its LIBOR-based  borrowings.  Under the swap agreements,  the Company  pays a fixed rate of interest on the notional amount of the contracts of $27,000,000,  and it receives a variable rate of interest based on the three month LIBOR rate, which is reset quarterly.  Interest expense for the three and nine months ended December 31, 2003 includes  $90,000 and $263,000 of settlement amounts payable to the counter party for the period.
     Changes in the fair value of interest rate swaps  designated as hedging instruments are reported in accumulated  other comprehensive  income.  These amounts are subsequently  reclassified  into interest expense as a yield adjustment in the same period in which the related interest payments on the LIBOR-based  borrowings  affects  earnings.  Approximately  $41,000 of unrealized  losses are included in accumulated  other  comprehensive  loss for the nine months ended  December 31,
     2003 and are expected to be reclassified into interest expense as a yield adjustment of the hedged interest payments over the next 12 months.

(3)      Government Assistance

     The Emergency Wartime Supplemental  Appropriations Act (the "Appropriations  Act"), enacted in
     April 2003, made available approximately  $2.3 billion to U.S.  flag air carriers for expenses and revenue  foregone  related to aviation  security. The payment received by each carrier was for the  reimbursement of the TSA security fees, the September 11th Security Fee and/or the
     Aviation  Security  Infrastructure  Fee paid by the carrier as of the date of enactment of the
     Appropriations Act.  According  to the  Appropriations  Act,  an air carrier  may use the amount received  as the  carrier  determines. Pursuant to the Appropriations Act, the Company received
     $15,573,000 in May 2003, of which $549,000 was paid to Mesa Air Group for the revenue passengers
     Mesa carried as Frontier JetExpress.

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

(4)      Other Accrued Expenses

     The December 31, 2003 and March 31, 2003 other accrued expenses are comprised of the following:

                                                          December 31,              March 31,
                                                             2003                     2003

     Accrued salaries and benefits                        $22,313,946             $14,103,103

     Federal excise and other passenger taxes payable       9,463,071               6,651,108

     Other                                                  9,089,812               2,159,448

                                                          $40,866,829             $22,913,659
                                                     ==================      ==================

FRONTIER AIRLINES, INC.
Notes to Financial Statements
December 31, 2003

(5)      Stockholders' Equity

     Common Stock

     The Company  completed a secondary  public  offering of 5,050,000  shares of common stock in September 2003. The Company received $81,077,000, net of offering expenses,  from the sale of these  shares.  See note 6 for a  discussion  of the required  prepayment  of the
     Company's  government  guaranteed  loan as a  result  of this  issuance  of  common  stock.
     Additionally,  the government guaranteed loan includes certain anti-dilution  adjustments in the event of any sale of the Company's  common stock. As a result,  the exercise price of the warrants issued in connection with the loan was adjusted from $6.00 per share to
     $5.92 per share. The Company  recorded  $117,000 as additional debt issuance costs in conjunction with this repricing.  There are 3,833,945  warrants to purchase common stock outstanding at December 31, 2003, which were issued in connection with the loan.

(6)      Long-Term Debt

     Government Guaranteed Loan

     In July 2003, the Company  received a federal income tax refund totaling  $26,574,000 from the Internal Revenue Service.  The Company prepaid  $10,000,000 on its government guaranteed loan upon receipt of this refund, as required by the terms of the loan agreement.

     The  government  guaranteed  loan also  required a prepayment  equal to 60% of the net proceeds  from any sales of common stock.  As a result of the sale of  common  stock in
     September  2003 (see note 5),  the  Company  prepaid  approximately $48,418,000 on the loan.
     In December 2003, the Company repaid the remaining loan balance of $11,582,000.

     Other Long-Term Debt

     During the nine months ended December 31, 2003,  the Company  borrowed  $98,500,000  for the purchase of four Airbus A318 aircraft. Each aircraft loan has a term of 12 years and is payable in monthly installments,  including interest,  payable in arrears,  with a floating  interest  rate  adjusted  quarterly  based on LIBOR plus a margin of 2.25% for three of the loans,  and  LIBOR  plus a margin  of 1.95%  for the  fourth.  At the end of the  term,  there is a  balloon  payment  of $3,060,000 each for three of the aircraft loans and $2,640,000 for the fourth.  The loans are secured by the aircraft.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report  contains  forward-looking  statements  within the meaning of Section 21E of the
Securities  Exchange Act of 1934 that describe the business and prospects of Frontier  Airlines,
Inc. and the expectations of our company and management.  All statements,  other than statements of historical facts, included in this report  that  address  activities,  events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document,  the words "estimate,"  "anticipate,"  "project" and similar expressions are intended to identify forward-looking  statements.  Forward-looking  statements are inherently  subject to risks and  uncertainties,  many of which cannot be predicted  with accuracy and some of which might not even be  anticipated.  These risks and  uncertainties  include, but are not  limited to: the timing of, and expense associated with, expansion and modification of our operations  in accordance  with our business  strategy or in response to competitive  pressures or other  factors;  the  inability to obtain sufficient  gates at Denver  International  Airport to accommodate the expansion of our operations;  general  economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist  attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel;  operational disruptions, including weather; industry consolidation;  the impact of labor disputes;  enhanced security  requirements;  changes in the government's  policy regarding  relief or  assistance  to the airline industry;  the economic  environment  of the airline  industry  generally; increased federal scrutiny of low-fare carriers generally that may increase our operating  costs or otherwise adversely affect us;  actions of  competing  airlines,  such as  increasing  capacity and pricing actions of United  Airlines and other competitors  and other actions  taken by United  Airlines either in or out of  bankruptcy  protection;  the  availability  of suitable  aircraft,  which may inhibit our ability to achieve  operating  economies and implement our business  strategy;  the unavailability  of, or inability to secure upon  acceptable  terms,  financing  necessary  to purchase  aircraft  that we have ordered or lease aircraft we anticipate  adding to our fleet through lease financing; issues relating to our transition to an Airbus aircraft fleet;
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

General

       We are a scheduled  passenger airline based in Denver, Colorado.  We are the second largest jet service  carrier at Denver  International  Airport  ("DIA").  As of February 9, 2004,  we, in
conjunction  with Frontier  JetExpress  operated by Horizon Air  Industries,  Inc.  ("Horizon"), operate  routes  linking our Denver hub to 37 cities in 22 states  spanning  the nation from coast to coast and to five cities in Mexico.  We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion  connecting  points coast to coast  through our hub at DIA.
We were  organized in February 1994 and we began flight operations in July 1994 with two leased
Boeing  737-200 jets. We have since  expanded our fleet in service to 39 jets (26 of which we lease and 13 of which we own), consisting of 12 Boeing 737-300s, 23 Airbus A319s, and 4 Airbus A318s.
In May 2001,  we began a fleet replacement plan to replace our Boeing  aircraft with new purchased and leased  Airbus jet aircraft,  a transition  we expect to complete by  approximately  the end of calendar year 2005. As of November 1, 2003, we no longer  operate Boeing 737-200  aircraft.
During the three and nine months ended December 31, 2003, we increased  capacity by 19.1% and
17.0% over the prior comparable periods, respectively.  In the three and nine months ended
December 31, 2003, we increased passenger traffic by 45.3% and 39.8% over the prior comparable periods,  respectively,  outpacing our increase in capacity during the periods.

       We currently operate on 14 gates on Concourse A at DIA on a preferential basis.  Together with our  regional  jet codeshare  partner,  Frontier Jet Express,  we use these 14 gates and share use of up to seven common use regional jet parking positions to operate  approximately
188 daily system flight  departures and arrivals and 22 Frontier  JetExpress daily system flight departures and arrivals.

         We began service to Orange County,  California  and Milwaukee,  Wisconsin on August 31,
2003 with two and three daily round-trips,  respectively,  and we added a third  round-trip to
Orange County,  California on October 1, 2003.  Additionally, on November 1, 2003 we began service to St. Louis,  Missouri with two daily round-trip  flights,  resumed our seasonal service to  Mazatlan,  Mexico with one weekly  round-trip  frequency,  that we increased to three  weekly round-trip  frequencies  to Mazatlan,  Mexico on  November  22,  2003 and began  service to Cabo
San Lucas with one weekly  round-trip  frequency  that we increased to three weekly  round-trip frequencies  on November 22,  2003.  On November 22, 2003,  we began  service to Puerto Vallarta,
Mexico with three weekly round-trip flights. We began service to Ixtapa/Zihuatanejo,  Mexico, on
January 31, 2004 with two  weekly  round-trip  frequencies.  On  February  8, we  replaced  our service  between  DIA and El Paso,  Texas  via Albuquerque,  New Mexico,  with two direct daily round-trip frequencies.  We intend to begin  service to Washington  Dulles International Airport on April 11, 2004 with two daily round-trip frequencies from DIA and seasonal service to Anchorage,
Alaska on May 9, 2004 with one daily  round-trip  frequency  from DIA. We received  authority to add a third frequency at New York's LaGuardia Airport, which we intend to begin on March 2, 2004.

       Beginning  April 11, 2004, we intend to begin our first significant point-to-point routes outside of our DIA hub. We will begin service from Los Angeles  International  Airport with two daily  round-trip  frequencies to  Minneapolis/St.  Paul, Minnesota, Kansas City, Missouri and
St. Louis, Missouri.

         In June 2003, we entered into an agreement with Kinetics,  Inc., a provider of enterprise and self-service technology to the U.S. airline  industry,  to deploy its new automated  check-in system.  The launch of "FlexCheck," our suite of airport and web-based automated check-in services, utilizes  Kinetics'  TouchPort  self-service  terminals and associated  Kinetics software solutions for airport and Internet  check-in.  FlexCheck became available via the Internet in early August
2003 with deployment of  self-service  kiosks at our hub at DIA in September 2003. The system allows our customers to check in for their flights using a standard credit card for identification purposes only, their  EarlyReturns  frequent flyer number,  E-ticket number or confirmation number.

       On September  18, 2003,  we signed a 12 year  agreement  with Horizon Air  Industries,  Inc.
("Horizon"),  under which Horizon will operate up to nine 70-seat CRJ 700 aircraft under our Frontier
JetExpress  brand.  The service began on January 1, 2004 with three  aircraft.  A fourth  aircraft was put into the schedule effective January 31, 2004 and a fifth aircraft began service on February
8, 2004.  The  remaining  aircraft  will be added to service  periodically  through  May 2004.  We control the scheduling of this service.  We reimburse Horizon for its expenses related to the operation plus a margin.  The agreement  provides for  financial  incentives,  penalties and changes to the margin based on  performance  of Horizon and our financial  performance.  As of February 9, 2004,
Frontier JetExpress  provides service to Ontario,  California,  Boise, Idaho, Tucson,  Arizona,
Oklahoma City, Oklahoma and supplements our mainline service to San Jose,  California, Albuquerque,
New Mexico,  Minneapolis/St. Paul, Minnesota and El Paso and Austin, Texas. This service replaced our codeshare arrangement with Mesa Airlines, which terminated on December 31, 2003.

       In March 2003,  we entered  into an  agreement  with Juniper Bank  (www.juniperbank.com), a  full-service  credit card issuer, to offer exclusively Frontier MasterCard products to consumers, customers and Frontier's EarlyReturns frequent flyer members.  We launched the co-branded credit card in May 2003. As of February 9, 2004,  Juniper Bank has issued  approximately 35,000 of these  credit cards.  We  believe  that the  Frontier/Juniper  Bank  co-branded  MasterCard  offers one of the most aggressive affinity card programs because free travel can be earned for as little as 15,000 miles.

       In October  2002,  we signed a purchase  and  long-term  services  agreement  with  LiveTV to bring  DIRECTV  AIRBORNE(TM) satellite  programming to every seatback in our Airbus fleet.  In February
2003, we completed the  installation  of the LiveTV system on all Airbus A319  aircraft.  We are moving forward with the  installation  of the LiveTV  systems in our Airbus A318 aircraft and  anticipate these  systems will become  operational  by April 2004.  We have  implemented a $5 per segment usage charge  for  access to the  system to offset the costs for the system  equipment,  programming  and services.  We are also in discussions with film distributors to offer current-run  pay-per-view movies on four additional  channels to be added to our basic  LiveTV  service.  We cannot  anticipate  with any certainty whether or when this service will become  available.  We believe the DIRECTV(TM)product represents a significant  value to our customers and offers a competitive advantage for our company.

       Effective July 9, 2001, we began a codeshare  agreement with Great Lakes Aviation Ltd.  ("Great
Lakes").  We added two additional markets under the codeshare  agreement:  Rapid City, South Dakota on July 30, 2003 and to Grand Junction,  Colorado on August 1, 2003.  Additionally,  Great Lakes
replaced Frontier  JetExpress  service to Wichita,  Kansas on November 1, 2003.  Including these new cities,  Great Lakes provides service to 35 regional markets located in Arizona, Colorado, Kansas,  New
Mexico, Nebraska, North Dakota, South Dakota, Texas, and Wyoming under this codeshare agreement.

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

Results of Operations

       We had net income of $5,456,000 or 14(cent)per diluted share for the three months ended
December 31, 2003 as compared to a net loss of $6,368,000, or 21(cent)per share for the three months ended  December 31, 2002.  Included in our net income for the three months ended  December 31, 2003 on a pre-tax and profit  sharing  basis was a special item for the write-off of deferred loan costs of $1,073,000 associated with the prepayment of the remaining  principal of the government guaranteed loan. This item, net of income taxes and profit sharing, reduced net income by 2(cent)per diluted share.

       We had net income of  $18,387,000 or 53(cent)per diluted share for the nine months ended
December 31, 2003 as compared to a net loss of $11,895,000,  before  cumulative  effect of change in accounting for maintenance  checks, or 40(cent)per share for the nine  months  ended  December  31,
2002.  Included  in our net income for the nine months  ended  December  31, 2003 were the following special items on a pre-tax and profit sharing basis:  $15,024,000 of compensation  received under the
Appropriations Act; an unrealized  derivative gain of $539,000  offset by the write-off of deferred loan costs of $9,816,000  associated with the  prepayment of all of the  government guaranteed loan;
a charge for Boeing  aircraft and facility lease exit costs of $5,372,000; and a loss of $1,806,000 on the sale of one Airbus aircraft in a sale-leaseback transaction and from the sale of a spare engine.
These items,  net of income taxes and profit sharing, reduced net income by 3(cent)per diluted share.
During the three and nine months ended December 31, 2002, we completed a  sale-leaseback transaction of one of our  purchased aircraft and paid off the loan that was  collateralized  by this aircraft.
We incurred  $1,774,000 in costs  associated  with the early extinguishment of this debt. This item, net of income taxes, reduced net income by 4(cent)per share.

       The following  table  provides  certain of our financial and operating  data for the three month and nine month periods ended December 31, 2003 and 2002.

                                         Three Months Ended Dec. 31,           Nine Months Ended Dec. 31,
                                         2003                   2002           2003                  2002
  Selected Operating Data:
  Passenger revenue (000s) (1)      $  159,175             $  117,752     $  458,130            $  343,754
  Revenue passengers carried (000s)      1,444                    999          4,127                 2,915
  Revenue passenger miles (RPMs)
    (000s) (2)                       1,317,227                906,801      3,760,480             2,689,222
  Available seat miles (ASMs)
    (000s) (3)                       1,815,751              1,524,638      5,212,198             4,453,916
  Passenger load factor (4)              72.5%                  59.5%          72.1%                 60.4%
  Break-even load factor (5)             68.5%                  64.4%          67.4%                 63.6%
  Block hours (6)                       36,304                 30,472        103,339                89,026
  Departures                            15,726                 13,522         45,414                39,289
  Average aircraft stage length            877                    852            864                   860
  Average passenger length of haul         912                    908            911                   923
  Average daily fleet block hour
    utilization (7)                       10.3                    9.5           10.2                   9.8
  Yield per RPM (cents) (8) (9)          12.01                  12.93          12.12                 12.74
  Yield per ASM (cents) (9) (10)          8.71                   7.69           8.75                  7.69
  Total yield per ASM (cents) (11)        9.01                   7.89           9.05                  7.89
  Cost per ASM (cents)                    8.31                   8.29           8.24                  8.17
  Fuel cost per ASM (cents)               1.51                   1.42           1.46                  1.36
  Cost per ASM excluding fuel (cents)
    (12)                                  6.80                   6.86           6.79                  6.81
  Average fare (13)                 $      104             $      111     $      104            $      109
  Average aircraft in fleet               38.2                   34.8           36.9                  33.1
  Aircraft in fleet at end of period      39.0                   37.0           39.0                  37.0
  Average age of aircraft at end of
    period                                 4.2                    7.9            4.2                   7.9

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
(5)  "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.  The break-even load factor for the three months ended December 31, 2003 includes the write-off of deferred loan costs net of profit-sharing of $1,053,000 associated with the prepayment of the remaining principal of the government guaranteed loan.  The break-even load factor for the nine months ended December 31, 2003 includes the following special items net of profit-sharing:
     $13,842,000 of compensation received under the Appropriations Act; an unrealized derivative gain of $497,000 offset by the write-off of deferred loan costs of $9,677,000 associated with the prepayment of all of the government guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of $4,949,000; and a loss of $1,664,000 on the sale of one Airbus aircraft in a sale-leaseback transaction and from the sale of a spare engine.  The break-even load factor for the three and nine months ended December 31, 2002 includes a special item of $1,774,000 associated with the early extinguishment of debt which we incurred when we paid off the loan that was collateralized by one our aircraft for which we had completed a sale-leaseback transaction during the period.
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
     is as follows:

                                         Three Months Ended             Nine Months Ended
                                               Dec 31,                       Dec. 31,
                                         2003          2002             2003         2002
         Passenger revenues, as
           reported                 $  159,175    $  117,752       $  458,130   $  343,754
         Charter revenue                 1,023           471            2,217        1,249
         Passenger revenues,
           excluding charter
           revenue                     158,152       117,281          455,913      342,505
                                    =======================================================

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

       The following table provides our operating  revenues and expenses expressed as cents per total
ASMs and as a percentage of total operating revenues, for the three and nine month periods ended
December 31, 2003 and 2002.

                             Three Months Ended December 31,       Nine Months Ended December 31,
                                2003                2002                2003              2002
                               Per       %         Per       %         Per       %       Per       %
                              Total     of        total     of        total     of      total     of
                               ASM    Revenue      ASM    Revenue      ASM    Revenue    ASM    Revenue
    Passenger                 8.77     97.3%      7.72     97.9%      8.79     97.2%    7.72     97.8%
    Cargo                     0.11      1.3%      0.09      1.1%      0.12      1.3%    0.10      1.2%
    Other                     0.13      1.4%      0.08      1.0%      0.14      1.6%    0.07      1.0%
Total revenues                9.01    100.0%      7.89    100.0%      9.05    100.0%    7.89    100.0%
                             ===================================== =====================================

Operating expenses:
    Flight operations         1.44     16.0%      1.45     18.4%      1.45     16.0%    1.41     17.9%
    Aircraft fuel expense     1.51     16.8%      1.42     18.0%      1.46     16.1%    1.36     17.2%
    Aircraft lease expense    0.95     10.5%      1.17     14.9%      1.00     11.1%    1.18     14.9%
    Aircraft and
      traffic servicing       1.63     18.1%      1.47     18.7%      1.53     16.9%    1.42     17.9%
    Maintenance               0.95     10.6%      1.27     16.1%      1.00     11.1%    1.20     15.2%
    Promotion and sales       0.95     10.6%      0.77      9.7%      0.93     10.2%    0.89     11.3%
    General and
      administrative          0.53      5.8%      0.44      5.5%      0.54      6.0%    0.43      5.5%
    Depreciation and
      amortization            0.35      3.9%      0.30      3.8%      0.33      3.7%    0.28      3.6%
Total operating               8.31     92.3%      8.29    105.1%      8.24     91.1%    8.17    103.5%
                             ===================================== =====================================

         Our  passenger  yield  per RPM was  12.01(cent)and  12.93(cent)for the  three  months  ended
December  31,  2003 and 2002, respectively,  or a decrease of 7.1%.  Our length of haul was 912 and 908 miles for the three months  ended  December 31, 2003 and 2002,  respectively,  or an increase of .4%.
Our average  fare was $104 for the three  months  ended  December 31, 2003 as compared to $111 for the three months ended December 31, 2002, a decrease of 6.3%.  Our passenger yield per RPM was 12.12(cent)
and 12.74(cent)for the nine months ended December 31, 2003 and 2002, respectively, or a decrease of 4.9%.
Our length of haul was 911 and 923 miles for the nine  months  ended  December  31,  2003 and 2002, respectively,  or a  decrease  of 1.3%.  Our average fare was $104 for the nine months ended  December
31, 2003 as compared to $109 for the nine months ended  December 31, 2002,  a decrease of 4.6%.  As part of our new fare  structure,  which we  implemented  in February  2003,  our  highest-level business fares were initially reduced by 25 to 45 percent, and our lowest available walk-up fares were reduced by 38 to
77 percent.  The February 2003 fare  structure was  comprised of six fare  categories  and capped all fares to and from Denver at $399 or $499 one-way, excluding passenger facility, security or segment fees, depending on length of haul. In January 2004, we capped all fares to and from Denver at $309 one-way, excluding  passenger  facility,  security or segment  fees,  with the exception of flights to Mexico and Anchorage,  Alaska.  The $309 fare is a base fare of $299 plus a $10 fuel surcharge,  which is temporarily  in place.  The new fare cap is a 25 to 50 percent  reduction  from the  February  2003 caps of $399 and $499. Unlike some other airlines,  these fares can be booked each way, allowing  customers to get the best price on both the inbound and outbound portion of their itinerary with no round-trip purchase required.  Our new fare structure  reinstated some of the advance  purchase  requirements  of past pricing  structures.  Although  this has created  downward  pressure on our passenger yield per
RPM and average  fare,  we believe the effect on our  revenues was offset by an increase in  passenger traffic.  We also believe that the January 2004 fare structure adjustments will tend to slightly increase our average fare. Our revenue per  available  seat mile ("RASM") for the three months ended  December 31,
2003 and 2002 was 8.71(cent)and 7.69(cent),  an increase of 13.3%.  Our RASM for the nine months ended
December  31,  2003 and 2002 was  8.75(cent)and  7.69(cent),  an  increase  of  13.8%. Additionally, we believe that our average fare during the three and nine months ended December 31, 2003 was negatively impacted  as a result of  intense  competition  from  United  Airlines,  a  carrier  operating  under
Chapter  11  bankruptcy protection, which is our principal competitor at DIA.

         Our cost per available  seat mile ("CASM") for the three months ended December 31, 2003 and
2002 was 8.31(cent)and 8.29(cent), respectively,  an increase of .02(cent)or .2%.  CASM  excluding fuel for the three months ended December 31, 2003 and 2002 was 6.80(cent)and 6.86(cent), respectively, a decrease of .06(cent)or .9%. Our CASM increased during the three months ended December 31, 2003 as a result of an increase in the average  price of fuel per gallon from .96(cent)to $1.03 or an increase of
..09(cent)per ASM; an increase in aircraft and traffic servicing expenses combined with sales and promotions  expenses of .35(cent)as a result of the increase in the number of passengers we serve and general increases in DIA facility charges as well as related increases in sales and promotion expenses for booking  fees  associated  with the increase in  passengers,  the ongoing  costs of LiveTV service of .05(cent); and an increase in general and  administrative  expenses of .09(cent)as a result of the bonus accrual associated with our return to profitability and an increase in health  insurance  costs.
These  increases were  partially  offset by a decrease of .32(cent)in maintenance  expense  primarily as a result of the reduction in the number of aircraft in our Boeing fleet that were  replaced  with new Airbus A319 and A318  aircraft.  Our CASM for the nine months  ended  December 31, 2003 and 2002 was 8.24(cent)and 8.17(cent),  respectively,  an increase of .07(cent)or .9%. CASM  excluding  fuel for the nine months ended  December 31, 2003 and 2002 was 6.79(cent)and 6.81(cent), respectively, a decrease of .02(cent)or .3%.

       An airline's  break-even load factor is the passenger load factor that will result in operating revenues being equal to operating  expenses,  assuming  constant  revenue per  passenger  mile.  For the three  months ended  December  31, 2003,  our break-even load factor was 68.5% compared to our achieved  passenger load factor of 72.5%.  The break-even load factor for the three months ended
December 31, 2003 includes a special item net of  profit-sharing  for the write-off of deferred loan costs of $1,053,000  associated with the prepayment of the remaining  principal of the government guaranteed loan. These items, net of profit  sharing,  accounted  for .5 load factor  points of the break-even  load factor  amount.  For the nine months ended December  31,  2003,  our  break-even load factor was 67.4%  compared to our  achieved  passenger  load factor of 72.1%.  The break-even load factor for the nine months ended December 31, 2003, net of profit-sharing, was negatively affected by $13,842,000 of compensation  received under the Appropriations Act; write-off of deferred loan costs of $9,677,000 associated with the prepayment of all of our government guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of $4,949,000; loss of $1,664,000 on the sale of one Airbus  aircraft in a  sale-leaseback  transaction  and from the sale of a spare engine, and positively affected by an unrealized derivative gain of $497,000.  These items, net of profit  sharing, accounted for .2 load factor points of the break-even load factor amount.

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

       Our operations during the three and nine months ended December 31, 2003, are not necessarily indicative of future operating results or comparable to the prior periods ended December 31, 2002.

Revenues

       Our revenues are highly sensitive to changes in fare levels. Competitive fare pricing policies have a  significant impact on our revenues.  Because of the  elasticity  of passenger  demand,  we believe that  increases in fares may at certain levels  result in a decrease in passenger  demand in many markets.  We cannot  predict  future fare levels,  which depend to a substantial  degree on competitive  factors  and the  economy.  When sale  prices or other price  changes  are  initiated  by competitors in our markets,  we believe that we must, in most cases,  match those  competitive  fares in order to maintain our market share.  Passenger revenues are seasonal in some markets.

       We believe that our new fare structure that was implemented in February 2003 has had a downward effect on the average fare and  passenger  yield  offset by an increase in  passenger  traffic.  Our load  factor  increased  to 72.5% for the three months  ended  December  31, 2003 from 59.5% for the prior  comparable  period,  an increase of 13.0  points,  or 21.8%.  This represents a record load factor for us as compared to prior  comparable  quarters.  We cannot predict  whether or for how long these higher load factors will  continue.  In addition,  we recently  further  modified our fare structure in January 2004 to reduce the cap on the highest fares charged,  as discussed  above.  Our new fare structure also reinstated some of the advance purchase requirements of past pricing structures.
We also believe that the January 2004 fare  structure  adjustments  will tend to slightly  increase our average fare. At this time it is to early to determine  whether our fare  reduction has had the desired effect on increased  passenger traffic, and there is no certainty that short-term gains in passenger traffic, if any, will continue into the future.

       Passenger  Revenues.  Passenger revenues totaled $159,175,000 for the three months ended
December 31, 2003 compared to $117,752,000  for the three months ended  December 31, 2002,  or an increase of 35.2%, on increased ASMs of 291,113,000 or 19.1%.  Passenger revenues totaled $458,130,000 for the nine months ended December 31, 2003 compared to $343,754,000 for the nine months ended December
31, 2002, or an increase of 33.3%, on increased ASMs of 758,282,000 or 17.0%.  Passenger revenues include revenues for reduced rate standby  passengers,  administrative  fees, and revenue  recognized for tickets that are not used within one year from their issue dates. We carried  1,444,000  revenue passengers during the three months ended December 31, 2003 compared to 999,000  revenue  passengers during the three months ended  December 31, 2002, an increase of 44.5%.  We had an average of 38.2 aircraft in our fleet during the three months ended  December 31, 2003  compared to an average of 34.8 aircraft  during the three months ended  December 31, 2002, an increase of 9.8%.  RPMs for the three months ended December 31, 2003 were  1,317,227,000  compared to  906,801,000  for the three months ended  December 31, 2002,  an increase of 45.3%.  Our load factor  increased to 72.5% for the three months ended December 31, 2003 from 59.5% for the prior  comparable  period,  an increase of 13.0 points, or 21.8%. We carried 4,127,000 revenue passengers during the nine months ended December 31,
2003 compared  to  2,915,000  during the nine months  ended  December  31,  2002,  an increase of
41.6%.  We had an average of 36.9 aircraft in our fleet during the nine months ended  December 31,
2003 compared to an average of 33.1 aircraft  during the nine months ended  December 31, 2002,  an increase of 11.5%.  RPMs for the nine months ended  December 31, 2003 were  3,760,480,000 compared to
2,689,222,000  for the nine months ended  December 31, 2002, an increase of 39.8%.  Our load factor increased to 72.1% for the nine months ended December 31, 2003 from 60.4% for the prior comparable period,  an increase of 11.7 points, or 19.4%.

       Cargo revenues,  consisting of revenues from freight and mail service,  totaled $2,036,000 and $1,353,000 for the three months ended  December 31, 2003 and 2002,  respectively,  representing
1.3% and 1.1%,  respectively,  of total  revenues,  an increase of 50.5%.  Cargo  revenues  totaled
$6,094,000 and $4,300,000 for the nine months ended December 31, 2003 and 2002, respectively, representing 1.3% and 1.2%, respectively, of total revenues, an increase of 41.7%.  Cargo revenues increased over the prior  comparable  periods as a result of our new  contract  to carry mail under the  United  States  Postal  Service Commercial  Air 2003 Air System  (CAIR-03)  program.  IN APRIL
2003, WE WERE SELECTED AS ONE OF ONLY 18 AIRLINES IN THE UNITED STATES AND THE CARIBBEAN TO BE
OFFERED A 3-YEAR  CONTRACT TO CARRY  PRODUCTS FOR THE UNITED STATES POSTAL SERVICE (USPS) UNDER THE
CAIR-03  PROGRAM.  THIS PROGRAM  ALLOWED THE USPS TO REQUEST BIDS FROM AIR CARRIERS THAT WOULD BE
ACCEPTED AND THEN LOCKED IN FOR THE 3-YEAR TERM. IN RETURN FOR PROVIDING  COMPETITIVE  BIDS, THE USPS
IS REQUIRED TO USE ONLY THOSE  CARRIERS  SELECTED FOR THE 3-YEAR TERM.  THE NEW PROGRAM  BEGAN ON
JUNE 28, 2003.  AS A LOW COST  CARRIER,  WE WERE ABLE TO  AGGRESSIVELY  BID ON THE  CONTRACT,  WHICH
ALLOWS US TO USE EXCESS CARGO SPACE ON OUR AIRCRAFT.  This adjunct to the  passenger  business is highly competitive  and  depends  heavily on  aircraft  scheduling,  alternate  competitive  means of same day  delivery  service and schedule reliability.

       Other revenues,  comprised  principally of interline handling fees, liquor sales, LiveTV sales, co-branded credit card revenue,  and excess baggage fees totaled  $2,350,000 and $1,147,000,  or 1.4%
and 1.0% of total revenues for the three months ended December 31, 2003 and 2002,  respectively,  an increase of 104.9%.  Other revenues totaled  $7,323,000 and $3,367,000 or 1.6% and 1.0% of total operating revenues for the nine months ended December 31, 2003 and 2002,  respectively,  an increase of 117.5%.  Other revenues  increased over the prior comparable  period primarily due to the Mesa codeshare  agreement and LiveTV sales.  The three and nine months ended  December 31, 2002 did not include  these  revenues  from LiveTV,  which  commenced in the fourth fiscal quarter for the year ended March 31, 2003.

Operating Expenses
       Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation  and amortization.  Total operating  expenses for the three months ended December 31, 2003 and 2002 were  $150,960,000 and  $126,371,000,  an increase of 20.2%, and represented 92.3% and 105.1%
of revenue,  respectively.  Total operating expenses were $429,735,000 and $363,838,000 for the nine months ended December 31, 2003 and  2002,  an  increase  of 18.1%,  and  represented  91.1%
and  103.5% of revenue, respectively.  Operating expenses decreased as a percentage of revenue during the three and nine months ended  December 31, 2003 as a result of an increase in total revenues as compared to the nine months ended December 31, 2002.

       Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits totaled  $41,168,000 and $32,248,000 and were 25.2% and 26.8% of total  revenues for the three months ended  December 31, 2003 and 2002,  respectively,  an increase of 27.7%.
Salaries,  wages and benefits totaled  $117,822,000 and $93,062,000 and were 25.0% and 26.5% of total revenues for the nine months ended  December 31, 2003 and 2002,  respectively,  an increase of 26.6%.
Salaries,  wages and benefits  increased over the prior comparable  periods largely as a result of our bonus accrual due to our return to  profitability,  overall wage increases,  and an  increase  in the number of  employees  to support  our ASM growth of 17.0%  during the nine  months  ended December
31, 2003 as well as the ASM growth that we expect for 2004.  Our employees increased from approximately
3,000 in December 2002 to approximately 3,800 in December 31, 2003, an increase of 26.7%.

       Flight  Operations.  Flight  operations  expenses of $26,097,000 and $22,100,000  were 16.0%
and 18.4% of total revenue for the three months ended  December 31, 2003 and 2002,  respectively,  an increase of 18.1%.  Flight  operations  expenses of $75,418,000  and  $62,820,000  were 16.0% and 17.9%
of total  revenue for the nine months  ended  December  31, 2003 and 2002, respectively,  an increase of 20.0%.  Flight  operations  expenses  include all expenses  related directly to the operation of the aircraft  including lease and insurance  expenses,  pilot and flight  attendant  compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

         Aircraft  insurance  expenses  totaled  $2,429,000  (1.5% of total  revenue) for the three months ended  December 31, 2003.  Aircraft  insurance  expenses for the three months ended  December
31, 2002 were  $3,161,000  (2.6% of total  revenue). Aircraft  insurance  expenses were .18(cent)and
..35(cent)per RPM for the three months ended December 31, 2003 and 2002,  respectively. Aircraft insurance  expenses  totaled  $7,433,000 (1.6% of total revenue) for the nine months ended December
31,  2003. Aircraft  insurance  expenses for the nine months ended December 31, 2002 were $8,327,000
(2.4% of total  revenue).  Aircraft insurance  expenses were .20(cent)and .31(cent)per RPM for the nine months ended December 31, 2003 and 2002, respectively.  Aircraft insurance expenses decreased per RPM as a result of less expensive war risk coverage that is presently provided by the FAA compared to the coverage that was previously provided by commercial underwriters  combined with a 30% decrease in our basic hull and  liability  insurance  rates  effective  June 7, 2003.  The current FAA war risk policy is in effect until August 31, 2004.  We do not know  whether the  government  will extend the coverage  beyond  August  2004,  and if it does,  how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

       Pilot and flight attendant  salaries before payroll taxes and benefits totaled  $13,596,000 and
$11,108,000 or 8.5% and 9.4% of  passenger  revenue for the three  months ended  December  31, 2003 and
2002,  an increase of 22.4%.  Pilot and flight attendant  salaries  before  payroll taxes and benefits totaled  $38,760,000  and  $31,542,000  or 8.5% and 9.2% of passenger revenue for the nine months ended
December 31, 2003 and 2002, an increase of 22.9%.  Pilot and flight  attendant  compensation for the three and nine months ended  December 31, 2003 also  increased as a result of a 9.8% and 11.5% increase in the average number of aircraft in service,  respectively,  an increase of 19.1% and 16.1% in block hours,  respectively,  a general  wage increase in flight  attendant and pilot salaries and additional crew required to replace those who were attending  training on the Airbus  equipment.  We pay pilot and flight attendant salaries for training, consisting of approximately six and three weeks,  respectively, prior to scheduled increases in service,  which can cause the compensation  expense during such periods to appear high  relative to the average  number of aircraft in service.  We expect  these  additional costs to continue as we place additional aircraft into service and continue to retire Boeing equipment.

       Aircraft Fuel Expenses.  Aircraft fuel expenses  include both the direct cost of fuel,  including taxes, as well as the cost of  delivering  fuel  into  the  aircraft.  Aircraft  fuel  expenses  of
$27,487,000  for  26,790,000  gallons  used and $21,710,000  for  22,577,000  gallons used resulted in an average fuel expense $1.03 and 96.2(cent)per gallon for the three months ended December 31, 2003 and 2002, respectively.  Aircraft fuel expenses  represented 16.8% and 18.0% of total revenue for the three months ended
December 31, 2003 and 2002,  respectively.  Aircraft fuel expenses of $75,988,000  for 76,745,000 gallons used and $60,438,000  for 66,606,000  gallons used resulted in an average fuel cost of 99.0(cent)and 90.7(cent)per gallon for the nine months ended December 31, 2003 and 2002, respectively.  Aircraft fuel expenses represented
16.1% and 17.2% of total revenue for the nine  months  ended  December  31,  2003 and 2002,  respectively.
Fuel  prices are  subject to change  weekly,  as we purchase a very small  portion in advance for  inventory.
We initiated a fuel hedging  program in late November  2002,  which decreased  fuel expense by $552,000 for the three months ended  December 31, 2003 and decreased  fuel expense  $1,055,000  for the nine months ended
December 31, 2003.  Fuel  consumption for the three months ended December 31, 2003 and 2002 averaged 738 and
741 gallons per block hour, respectively, or a decrease of .4%.  Fuel consumption for the nine months ended
December 31, 2003 and 2002  averaged  743 and 748 gallons per block hour,  respectively,  or a decrease of
..7%.  Fuel  consumption  per block hour decreased  during the three and nine months ended December 31, 2003 from the prior  comparable  periods  because of the more  fuel-efficient  Airbus aircraft added to our fleet coupled with the reduction in our Boeing fleet,  which had higher fuel burn rates, offset by the increase in our load factors.

       Aircraft Lease Expenses.  Aircraft lease expenses totaled  $17,247,000  (10.5% of total revenue) and
$17,869,000 (14.9% of total  revenue) for the three months ended  December 31, 2003 and 2002,  respectively, a decrease of 3.5%.  Aircraft lease expenses totaled  $52,359,000 (11.1% of total revenue) and $52,470,000
(14.9% of total revenue) for the nine months ended December  31, 2003 and 2002,  respectively,  a decrease of
..2%. The average  number of leased  aircraft  decreased  16.5% from 29.6 to 25.4 during the three  months ended  December 31, 2003.  The average  number of leased  aircraft  decreased  7.4% from 28.3 to 26.2  during the nine  months  ended  December  31,  2003.  The  marginal  decrease  in lease  expenses  is due to the replacement  of leased  Boeing 737  aircraft  that had  unfavorable  lease rates with Airbus  A319 leased aircraft  with more favorable lease rates.

       Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $29,626,000 and
$22,440,000,  an increase of 32.0%,  for the three  months ended  December 31, 2003 and 2002,  respectively, and represented 18.1% and 18.7% of total revenue.  Aircraft and traffic servicing expenses were $79,701,000 and $63,063,000, an increase of 26.4%, for the nine months ended December 31, 2003 and 2002, respectively, and  represented  16.9% and 17.9% of total  revenue.  Aircraft and traffic  servicing  expenses include all expenses  incurred at airports  including landing fees,  facilities  rental,  station labor, ground handling expenses  (passenger and cargo) and interrupted  trip expenses  associated with delayed or cancelled flights.
Interrupted  trip expenses are amounts paid to other  airlines to  reaccommodate  passengers as well as hotel, meal and other incidental expenses.  Aircraft and traffic servicing  expenses will increase with the addition of new cities to our route system.  During the three months ended December 31, 2003, our departures increased to 15,726 from 13,522 for the three months ended  December 31, 2002, or 16.3%. Aircraft and traffic servicing expenses were $1,884 per departure for the three months  ended  December 31, 2003 as compared to $1,660 per departure  for the three  months  ended  December 31, 2002,  or an increase of $224 per  departure.  During the nine months  ended  December 31, 2003,  our  departures  increased to 45,414 from 39,289 for the nine months ended December 31, 2002, or 15.6%.  Aircraft and traffic servicing expenses were $1,755 per departure for the nine months ended December 31, 2003 as compared to $1,605 per departure for the nine months ended
December 31, 2002, or an increase of $150 per departure.  Aircraft and traffic servicing  expenses  increased per departure as a result of general  increases in airport rents and landing fees and a 44.5% and a 41.6%
increase in passengers for the three and nine months ended December 31, 2003,  respectively,  as compared to the prior periods.  Certain  airport  facility rent charges are calculated using the numbers of originating and departing passengers, as well as additional personnel required to handle the increased number of passengers.  Additionally,  cargo  (including  mail) revenue  increased 50.4% and 41.7% for the three and nine months ended December 31, 2003, respectively, as compared to prior  periods.  Aircraft and traffic servicing expenses increase with  increases in passengers  and cargo  handling.  We also  experienced  higher  landing fees  associated  with the Airbus aircraft, which have higher landing weights than the Boeing aircraft.

       Maintenance.  Maintenance  expenses of $17,324,000 and $19,344,000  were 10.6% and 16.1% of total revenue for the three months  ended  December  31,  2003 and 2002,  respectively,  a decrease of 10.4%.
Maintenance  expenses  of  $52,322,000  and $53,287,000  were 11.1% and 15.2% of total  revenue for the nine months  ended  December  31, 2003 and 2002,  respectively,  a decrease  of 1.8%.  These  expenses  include all  labor,  parts and  supplies  expenses  related  to the  maintenance  of the aircraft.  Maintenance cost per block hour for the three months ended  December  31,  2003 and 2002  were $477 and $635, respectively.
Maintenance cost per block hour for the nine months ended  December  31,  2003 and 2002 were $506 and $599, respectively.  Maintenance  cost per block hour  decreased  as a result of a decrease  in our Boeing  fleet coupled  with the additional new Airbus aircraft that are less costly to maintain than our older Boeing aircraft.

       Promotion and Sales.  Promotion and sales expenses totaled $17,323,000 and $11,665,000, an increase of 48.5%, and were 10.6% and 9.7% of total revenue for the three months ended December 31, 2003 and 2002, respectively.  Promotion and sales expenses totaled $48,313,000 and $39,889,000, an increase of 21.1%, and were 10.2% and 11.3% of total revenue for the nine months ended December 31, 2003 and 2002, respectively.
These include advertising expenses, telecommunications expenses, wages and benefits for reservationists as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the three months ended December 31, 2003, promotion and sales expenses per passenger increased to $12.00 compared to $11.68 for the three months ended December 31, 2002.  During the three months ended December 31, 2002, we reduced advertising expenditures in order to apply those funds toward our new branding campaign that was scheduled to begin in March 2003.  Due to the commencement of the hostilities in Iraq, we postponed the roll out of our branding campaign until May 2003.  Additionally, during the three months ended December 31, 2003, we became heavily involved in sports team sponsorships as part of our branding awareness initiative.  During the nine months ended December 31, 2003, promotion and sales expenses per passenger decreased to $11.71 compared to $13.68 for the nine months ended December 31, 2002.
Promotion and sales expenses per passenger decreased as a result of variable expenses that are based on lower average fares, the elimination of substantially all travel agency commissions effective on tickets sold after
May 31, 2002, and economies of scale associated with our growth.

       General and Administrative.  General and administrative  expenses for the three months ended December
31, 2003 and 2002 totaled $9,561,000 and $6,685,000,  an increase of 43.0%, and were 5.8% and 5.5% of total revenue,  respectively.  General and administrative  expenses  for the nine months  ended  December  31, 2003 and 2002  totaled  $28,281,000  and  $19,381,000,  an increase  of 45.9%,  and were 6.0% and 5.5% of total revenue for each of the nine months ended December 31, 2003 and 2002, respectively.  During the three months ended December 31, 2003, we accrued $819,000 for employee  performance  bonuses, or .5%of total revenue.
During the nine months ended December 31, 2003, we accrued  $3,242,000  for employee  performance  bonuses, or .7% of total  revenue.  Bonuses are based on  profitability.  As a result of our pre-tax loss for the three and nine months ended December 31, 2002, we did not accrue bonuses.  General and  administrative  expenses include the wages and benefits for several of our  executive  officers and various  other  administrative personnel including legal, accounting, information technology, aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments.  Employee health benefits, accrued vacation and bonus expenses,  general  insurance  expenses  including worker's  compensation  and write-offs  associated  with  credit  card and  check  fraud are also included in general and administrative expenses.  Our employees increased  from  approximately  3,000 in December  2002 to  approximately  3,800 in
December 2003, or 26.7%. Accordingly, we experienced increases in our human resources, training, information technology, and health  insurance  benefit  expenses.  General and  administrative  expenses also increased with a general increase in the cost of providing health insurance.

       Depreciation and Amortization.  Depreciation and amortization  expenses of $6,295,000 and $4,558,000 were approximately 3.9% and 3.8% of total  revenue  the three  months  ended  December  31,  2003 and 2002, respectively, an increase of 38.1%. Depreciation and amortization expenses of $17,353,000 and $12,490,000 were approximately 3.7% and 3.6% of total revenue for the nine months ended December 31, 2003 and 2002, respectively, an increase of 38.9%.  These expenses include depreciation of aircraft and aircraft components, office  equipment,  ground  station  equipment  and other fixed  assets.  Depreciation expense  increased over the prior year  largely as a result of an  increase  in the  average  number of Airbus  A318 and A319 aircraft  owned from an  average  of 7.2 during the  December  2002  quarter to an average of 12.8  during the  December  2003 quarter, an increase of 77.8%.

       Nonoperating  Income  (Expense).  Net nonoperating  expense totaled  $11,915,000 for the nine months ended December 31, 2003 compared to net nonoperating expense totaling $6,079,000 for the nine months ended
December 31, 2002.

       Interest income  increased  slightly to $1,528,000 from $1,523,000  during the nine months ended
December 31, 2003 from the prior  period  due to an  increase  in cash  offset by a  decrease  in  interest rates.  Interest  expense  increased  to $11,065,000  for the nine months ended December 31, 2003 from
$5,149,000 as a result of interest expense associated with the financing of additional aircraft purchased since  December  31, 2002 and the  government  guaranteed  loan we obtained in February 2003.

       During the nine months ended  December 31, 2003, we ceased using three of our Boeing 737-200  leased aircraft,  two of which had lease  terminations  in October 2003 and one with a lease  termination  date in
October  2005.  In August  2003,  we closed our  maintenance  facility in El Paso Texas,  which had a lease termination  date in August 2007. As a result of these transactions  we recorded a pre-tax  charge of
$5,372,000.  This amount  includes the  estimated  fair value of the remaining lease payments and the write off of the unamortized leasehold improvements on the aircraft and the facility.

       We  completed  a public  offering  of  5,050,000  shares  of common  stock in  September  2003.  Under the terms of our government  guaranteed  loan,  we were  required to make a prepayment  of the loan equal to
60% of the net  proceeds  from the offering.  As a result,  we prepaid  approximately  $48,418,000  on the loan. In December  2003, we repaid the remaining  loan balance due of $11,582,000.  As a result of paying off the government  guaranteed loan, we wrote off approximately $9,816,000 of deferred loan costs associated with the prepayment  amount.  Of this amount,  approximately  $8,053,000  represented  the unamortized portion of the value assigned to the warrants issued to the ATSB and to two other guarantors in connection with the loan transaction.

       During the nine months ended  December 31, 2003,  we incurred a loss totaling  $1,323,000 on the sale-leaseback of an Airbus A319 aircraft and a loss totaling $483,000 on the sale of an aircraft engine.

       Offsetting  these  nonoperating  expenses  during the nine months ended  December 31, 2003 is pre-tax compensation  of $15,024,000  as a result of payments  under the  Appropriations  Act for  expenses and foregone  revenue  related to aviation security.  We  received a total of  $15,573,000  in May 2003,  of which we paid  $549,000  to Mesa  Airlines  for the  revenue passengers Mesa carried as Frontier JetExpress.

       Income Tax Expense.  Income tax expense totaled  $11,510,000  during the nine months ended December
31, 2003 at a 38.5% rate,  compared to an income tax benefit of  $6,601,000  for the nine months ended
December 31,  2002,  at a 35.7% rate.  The expected  benefit for the nine months ended  December  31, 2002 at a federal  rate of 35.7% plus the blended  state rate of 2.6% (net of federal tax benefit) is reduced by the tax effect of permanent differences of 2.0%.

Liquidity and Capital Resources

       Our liquidity depends to a large extent on the number of passengers who fly with us, the fares we charge,  our operating and capital expenditures, and our financing activities.  We depend on lease or mortgage-style  financing  to acquire all of our  aircraft,  including 37 firm  additional  Airbus aircraft as of December 31, 2003 scheduled for delivery through 2008.  We may seek to obtain additional aircraft in connection with our fleet expansion.

       We had cash and cash equivalents and short-term investments of $186,324,000 at December 31,
2003 and  $104,880,000 at March 31, 2003,  respectively.  At December 31, 2003,  total current assets were  $262,790,000  as compared to $158,881,000 of total  current  liabilities,  resulting in working capital of  $103,909,000.  At March 31, 2003,  total  current  assets were $190,838,000  as compared to
$130,047,000 of total current liabilities, resulting in working  capital of $60,791,000.  The increase in our cash and working  capital from March 31, 2003 is largely a result of cash provided by our net income for the nine months ended December 31, 2003 adjusted for reconciling items to net cash and cash equivalents totaling $47,886,000: the common stock offering in September 2003, which netted $81,077,000 after offering  expenses;  an income tax refund from the Internal Revenue Service totaling $26,574,000, and the net proceeds from a sale-leaseback  transaction of one of our aircraft purchase  commitments.
These were offset by required  prepayments  of principal on our  government  guaranteed  loan totaling
$58,418,000  as a result of the income tax refund and a portion of the proceeds from the stock offering, our decision to pay the remaining  balance due of $11,582,000 on the government  guaranteed loan after the required  prepayments,  and an increase in restricted  investments totaling $9,931,000,  which was largely a result of the increase in our collateral  requirements to our bankcard processor associated with the increase in our air traffic liability

       Cash  provided  by  operating  activities  for the nine  months  ended  December  31,  2003 was
$106,351,000.  This is attributable to our net income  adjusted for reconciling  items to net cash and cash  equivalents.  Our air traffic  liability increased  as a result in the growth of our  business associated  with the  increase  in the number of  aircraft in our fleet coupled  with the  increase in the  number of  passengers we carried in excess of our increased capacity.  Our accrued liabilities increased as a result of increases in employee benefits associated with the increase in the number of employees and increases in health care expenses,  the bonus accrual for our employees as a result of our  profitability and increases in passenger  related taxes  associated with our increase in revenue and passengers  carried.  Cash used by operating  activities for the nine  months  ended  December  31,
2002 was  $14,889,000.  This is  attributable  to a  decrease  in our air  traffic liability largely a result of the decrease in the average fare during the period and seasonality, and a $4,835,000 repayment of excess amounts received under the Stabilization Act.

       Cash used in investing activities for the nine months ended December 31, 2003 was $125,615,000.
Net aircraft lease and purchase deposits decreased by $799,000 during this period.  We used
$128,858,000  for the purchase of four additional Airbus aircraft,  aircraft leasehold improvements, ground equipment to support increased below-wing operations,  and computer equipment,  including scanning equipment for our new mail transportation requirements.  During the nine months ended December
31, 2003, we took delivery of four purchased  Airbus A318 aircraft and applied their respective  pre-
delivery  payments to the purchase of those aircraft.  Additionally,  we completed a  sale-leaseback transaction on one of our purchased  aircraft that was delivered to us in September 2003,  generating cash proceeds of approximately $4,374,000 from the sale and the return of the  pre-delivery  payments relating to the purchase  commitment.  We agreed to lease the aircraft over a 12 year term.  Cash used by investing activities for the nine months ended December 31, 2002 was $162,721,000.  We used
$197,881,000  for the purchase of six Airbus  aircraft  and to purchase  rotable  aircraft components, leasehold  improvements  and other  general equipment  purchases.  Net aircraft lease and purchase deposits and restricted  deposits  decreased by $4,792,000 during this period.

       Cash provided by financing activities for the nine months ended December  31, 2003 and 2002 was
$100,708,000  and $119,556,000,  respectively.  During the nine months  ended  December 31,  2003,  we completed a public  offering of 5,050,000 shares of our common stock.  We received  $81,077,000,  net of offering expenses, from the sale of these shares.  During the nine months ended  December 31, 2003 and 2002, we received  $940,000 and $578,000, respectively, from the exercise of common stock options.
During the nine months ended December 31, 2003 and 2002,  we  borrowed $98,500,000  and  $147,100,000, respectively,  to finance the purchase of Airbus aircraft.  Principal  repayments were $79,675,000 and $26,942,000  during the respective  periods.  In July 2003, we received an income tax refund from the Internal  Revenue Service  totaling  $26,574,000 and  prepaid  $10,000,000  on our  government guaranteed  loan upon  receipt  of this  refund.  In  September  2003,  we used $48,418,000 of the proceeds from the stock offering to prepay a portion of the government guaranteed loan. Both prepayments were  required by the loan  agreement.  In  December  2003,  we repaid the remaining loan balance  due of  $11,582,000.  In December 2002, we entered into a  sale-leaseback  transaction for one of our purchased  aircraft.  We received net proceeds of approximately  $5,300,000 from the sale of this aircraft,  net of repayment of debt that collateralized this aircraft totaling $22,772,000 and payment of fees associated with the early extinguishments of the debt.

       We have been working  closely with DIA,  our primary hub for  operations,  and the offices of the Mayor of the City and County of Denver,  in which DIA is located,  to develop plans for expanding
Concourse A where our aircraft  gates are located and also improving  efficient use of existing  gates, in order to accommodate  our  anticipated  growth over the next several years.  At this time, DIA has commenced construction of two  additional  gates to Concourse A for our  preferential  use. We expect that these gates will become  available in late spring of 2004. We are  examining  other  expansion options that could add up to an  additional  six gates and five  regional  jet parking  positions to the west side of Concourse A. As new gates are  constructed,  we would enter into long-term lease arrangements to use those gates on a preferential basis. On November 9, 2003, the City and County of
Denver and United Airlines announced that they had reached agreement with respect to the restructuring of United's lease of gates and other facilities at DIA. The agreement will permit United to proceed with the assumption of the restructured lease as part of its bankruptcy  reorganization  process.  As part of that settlement,  United has agreed to relinquish to DIA one gate on Concourse A for immediate lease to us on a permanent  basis.  In addition,  United would make  available two additional  gates for use by us until the earlier of the  construction  of the two additional  gates for us on the west end of Concourse A or October 31, 2005.  Plans for our expansion of Concourse A are still in development and the final scope of the project,  if any, and a firm estimate of the project  costs is yet to be determined.  It is impossible at this time to estimate  with any  certainty the increased  rates and charges that we would incur as the result of the construction and leasing of newly constructed gates on Concourse A.

       As part of the lease restructure between the City and County of Denver and United Airlines,  we
believe that United has been provided  certain  concessions  and reductions in the rents,  rates and charges arising from their lease of facilities at DIA.  We have been  advised by the City and
County of Denver  that they will seek to prevent the reduced rates and  charges being paid by United from  increasing  the rates and charges  being paid by other  airlines.  However,  the City and County of Denver has also made it clear that in certain circumstances it will have no choice but to increase rates and charges  being paid by other  airlines  in order to comply  with  their own cash  flow, reserve account and bond financing requirements. Because we are the second largest airline operating out of Denver,  we may incur a larger impact of any increase in rates and charges  imposed by DIA. At this time,  it is  impossible  to quantify what the increase in our rates and charges would be, if any, due to the concessions being provided to United.

       We have been assessing our liquidity  position in light of our aircraft  purchase  commitments and other capital needs, the economy, our competition, and other uncertainties surrounding the airline industry.  Prior to applying for a government guaranteed loan under the  Stabilization  Act, we filed a shelf  registration  with the Securities and Exchange  Commission in April 2002 that  allows us to sell equity or debt  securities  from time to time as market  conditions  permit.  In  September 2003, we completed a public offering of 5,050,000 shares of our common stock.  Although the stock offering has improved our liquidity,  we may need to continue  to explore  avenues to enhance  our  liquidity if our current economic and operating environment changes.  As of  February  9,  2004,  $64,150,000 of the  shelf  registration  remains  available.  We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit and aircraft sale-leasebacks, the sale of equity or debt securities,  and other transactions as necessary to support our capital and operating  needs.  For
further information  on  our  financing  plans  and  activities  and  commitments,   see  "Contractual
Obligations"  and  "Commercial Commitments" below.

Contractual Obligations

       The following table summarizes our contractual obligations as of December 31, 2003:

                                  Less than           1-3             4-5           After
                                    1 year           years           years         5 years             Tota     l
Long-term debt (1)             $ 16,043,000    $  34,801,000    $  38,779,000  $  211,414,000     $  301,037,000
Operating leases (2)             92,526,000      188,695,000      188,253,000     609,005,000      1,078,479,000
Unconditional purchase
  obligations (3) (4)           104,188,000      214,468,000      235,108,000                        553,764,000
Total contractual cash
  obligations                   212,757,000      437,964,000      462,140,000     820,419,000      1,933,280,000
                               =================================================================================

(1)  During the year ended March 31, 2002, we entered into two loan agreements for two Airbus A319 aircraft.
     Each aircraft loan has a term of 10 years and is payable in equal monthly installments, including interest, payable in arrears.  The aircraft secure the loans.  The loans require  monthly  principal and interest payments of $215,000 and $218,110,  bears interest  with  rates of 6.71% and  6.54%, with maturities in
     May and August  2011,  at which  time a balloon  payment totaling  $10,200,000  is due with  respect  to each  loan.  During  the year  ended  March 31,  2003,  we  entered  into additional  loans to finance seven Airbus aircraft with interest rates based on LIBOR plus margins that adjust quarterly or semi-
     annually.  At December 31, 2003 interest rates for these loans ranged from 2.44% to 2.89%.  Each loan has a term of 12 years,  and each loan has balloon  payments ranging from $4,800,000 to $7,770,000 at the end of the term. The loans are secured by the aircraft.  During the nine months ended December 31, 2003, we borrowed an additional  $98,500,000  for the  purchase  of four  Airbus  A318  aircraft.  Each  aircraft loan has a term of 12 years and is  payable  in  monthly installments,  including  interest,  payable in arrears,  with a floating interest rate adjusted quarterly based on LIBOR plus a margin of 2.25% for three of the loans,  and LIBOR plus a margin of 1.95% for the fourth.  At the end of the term, there is a balloon  payment of $3,060,000 for three of the aircraft loans and $2,640,000 for the fourth.  At
     December 31, 2003, interest rates for these loans ranged from 3.12% to 3.42%.  The loans are secured by the aircraft.

 (2) As of December 31, 2003,  we lease 14 Airbus A319 type aircraft and 13 Boeing 737 type aircraft  under operating  leases with expiration dates ranging from 2004 to 2015.  One of the Boeing 737 type aircraft is no longer in service and is being stored until the lease return date of October 2005.  Under all of our leases,  we have made cash security  deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft.  At December 31, 2003,  we had made cash security  deposits of $7,916,000 and had arranged for letters of credit of $4,962,000 collateralized by restricted cash balances.  Additionally,  we are required to make  supplemental rent payments to cover the cost of major scheduled  maintenance  overhauls of these aircraft.  These supplemental rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

     As a complement to our Airbus purchase agreement, in April 2000 we signed an agreement, as subsequently amended,  to lease 15 new Airbus  aircraft  for a term of 12 years.  As of December  31,  2003,  we had taken  delivery of 11 of these aircraft and have letters of credit on the remaining  four aircraft to be delivered  totaling  $824,000,  to secure these leases, collateralized by restricted cash balances.

     During the nine months ended December 31, 2003, we entered into additional  aircraft lease agreements for two Airbus A318 aircraft and 16 Airbus A319 aircraft,  one of which we took delivery of in September
     2003 and the remaining are scheduled for  delivery  beginning  in  February  2004  through  February
     2007.  Two of the  aircraft  leases  were  a  result  of sale-leaseback  transactions  of two new Airbus aircraft.  As of December 31, 2003, we have made  $3,562,000 in security deposit payments for these aircraft.

     We also lease office and hangar space,  spare engines and office equipment for our  headquarters and airport  facilities, and certain other equipment with expiration  dates ranging from 2004 to 2014. In addition,  we lease certain airport gate facilities  on a  month-to-month  basis.  Amounts for leases that are on a  month-to-month  basis are not  included as an obligation in the table above.

(3)  We have adopted a fleet  replacement  plan to phase out our Boeing aircraft and replace them with a combination of Airbus A319 and A318  aircraft.  In March 2000,  we entered into an agreement,  as subsequently  amended,  to purchase up to 32 Airbus  aircraft.  Included  in the  purchase  commitments are  amounts  for spare  aircraft components to support the aircraft.  We are not under any contractual obligations  with respect to spare parts.  As of December 31, 2003,  we had taken delivery of 16 of these aircraft, one of which we sold in December 2002.  Prior to the delivery of the aircraft we assigned two of the purchase  commitments  to two lessors in February 2003 and September 2003. We agreed to lease two of these aircraft over a five-year  term and the third for a 12 year term. Our purchase  agreement with Airbus also includes purchase rights for up to 23 additional  aircraft,  and allows us to purchase
     Airbus A318 or A320 aircraft in lieu of the A319 aircraft at our option.  Under the terms of the amended agreement,  we have rights to modify some or all of these additional  aircraft  into A320  aircraft by providing  Airbus  notice prior to December 31,  2004.  The  agreement  also requires us to lease at least three new Airbus A319 or A320 aircraft from operating  lessors for delivery in calendar year 2004.
     Including these three aircraft,  we intend to lease as many as 14 additional A318 or A319 aircraft from third party  lessors  over the next five years.  As of December 31, 2003,  we have  remaining  firm purchase  commitments  for sixteen  additional  aircraft that have scheduled  delivery dates beginning in calendar year 2004 and continuing  through 2008.  Under the terms of the purchase  agreement,  we are required to make scheduled pre-delivery payments for these aircraft.  These payments are non-refundable with certain  exceptions.  As of December 31, 2003, we had made pre-delivery payments on future deliveries totaling $24,276,000 to secure these aircraft.

     We signed a term  sheet  with a European  financial  institution  to  provide  debt  financing  for four of our five A318 aircraft  scheduled for delivery from Airbus in fiscal year 2004, which was subsequently amended to add the fifth A318 aircraft  scheduled for delivery in April 2004. As of December 31, 2003, four of these A318 aircraft were  purchased and financed under this facility.  The terms permit us to borrow  $22,000,000 per aircraft over a period of either 120 or 144 months at floating  interest rate with either a $6,600,000  balloon  payment due at maturity if we elect a 120 month term or  $2,640,000 if we elect a 144 month term.  The  amendment to the term sheet  requires us to prepay  $1,200,000 on the loan for the A318  aircraft  that we financed  under this  agreement in September  2004.  At our option, we can elect to prepay  $2,500,000,  which  would  allow us to reduce the  interest  rate on the loan.
     In January  2004,  we executed an agreement for the  sale-leaseback  of two A319 aircraft  scheduled for delivery in June and July 2004. There are no other purchased  aircraft  scheduled  for  delivery  until
     June  2005.  The  inability  to close on the A318  financing  or the inability to obtain  financing or additional  sale-leaseback  transactions  on our purchase  commitments  could result in delays in or our inability to take delivery of Airbus  aircraft we have agreed to purchase,  which would have a material adverse effect on us.

(4)   In October 2002, we entered into a purchase and 12 year services agreement with LiveTV to bring DIRECTV
     AIRBORNE(TM)satellite programming to every seatback in our Airbus fleet.  We have agreed to the purchase of 46 units; however, we have the option to cancel up to a total of five units by providing written notice of cancellation at least 12 months in advance of installation.  As of December 31, 2003, we have purchased 24 units and have made deposits toward the purchase of eight units.  The table above includes the remaining purchase commitment amounts not yet paid for on the remaining firm nine units.

Commercial Commitments

       As we enter new markets,  increase the amount of space leased, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  These generally  approximate up to three months of rent and fees.  As of December 31, 2003, we had outstanding  letters of credit,  bonds,  and cash security deposits totaling  $10,614,000,  $4,267,000,  and
$15,514,000,  respectively.  In order to meet these requirements,  we have a credit  agreement  with a financial institution for up to $1,500,000,  which expires August 31, 2004, and another credit agreement with a second financial institution for up to $20,000,000,  which expires December 1, 2004. These credit lines can be used  solely for the  issuance  of standby  letters of credit.  Any amounts  drawn  under the credit agreements are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet. As of December 31, 2003, we have drawn  $10,614,000 under these credit  agreements for standby letters of credit that  collateralize  certain leases.  In the event that these credit  agreements are not renewed beyond their present  expiration  dates,  the certificates of  deposit  would be  redeemed and paid to the  various  lessors as cash  security  deposits  in lieu of standby  letters of credit.  As a result, there would be no impact on our liquidity if these agreements were not renewed.  In the event that the surety companies  determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite,  we would be required to  collateralize  certain of these lease  obligations  with either cash security  deposits or standby  letters of credit, which would decrease our liquidity.

       We have a contract with a bankcard  processor that requires us to pledge a certificate equal to a certain percentage of our air traffic liability  associated with bankcard customers.  As of December 31, 2003 that amount totaled  $20,758,000.  The amount is adjusted  quarterly in arrears  based on our air traffic liability  associated  with bankcard  transactions.  As of February 9, 2004, we will be required to increase the amount by approximately $2,000,000.

       We use the Airline Reporting  Corporation  ("ARC") to provide reporting and settlement services for travel agency sales and other  related  transactions.  In order to  maintain  the  minimum  bond (or irrevocable  letter of credit)  coverage  of $100,000,  ARC  requires  participating  carriers to meet,  on a quarterly  basis,  certain  financial  tests such as, but not limited to, net profit margin  percentage, working  capital  ratio,  and percent of debt to debt plus equity.  As of December 31,  2003,  we met these financial  tests and  presently  are only  obligated  to provide the  minimum  amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four  times the weekly agency net cash sales (sales net of refunds  and agency  commissions).
Based on net cash sales remitted to us for the week ended  February 6, 2004, the coverage would be increased to  $8,787,000  if we failed the tests. If we were unable to increase  the bond amount as a result of our financial  condition  at the time,  we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

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
Gulf Coast  Pipeline  Jet index  price is above the cap, we receive the  difference between the index and the cap.  When the index  price is below the primary  floor but above the secondary floor, we pay the difference between  the index and the  primary  floor.  However,  when the price is below the  secondary  floor,  we are only obligated  to pay the  difference  between the primary and  secondary  floor  prices.  When the price is between the cap price and the primary floor, no payments are required.

       We entered into a three-way  collar in November 2002 with a notional volume of 385,000 gallons per month for the period December  1, 2002 to  November  30,  2003.  The cap price for this  agreement  was 82 cents per gallon, and the primary and secondary floor prices were at 72 and 64.5 cents per gallon, respectively.  This agreement  represented  approximately  5% of our fuel  purchases  for that period.  In
April 2003,  we entered into a swap  agreement  with a notional  volume of 1,260,000 gallons  per month for the period from July 1, 2003 to  December  31, 2003.  The fixed price of the swap was 71.53 cents per gallon and the agreement  represented  approximately  15% of our fuel purchases for that period. In September 2003, we entered into a swap  agreement  with a notional  volume of 630,000  gallons per month for the period from
January 1, 2004 to June 30, 2004.  The fixed  price of the swap is 74.50 cents per gallon and the  agreement is  estimated  to  represent  7% of our fuel purchases for that period.

       In March 2003, we entered into an interest rate swap agreement with a notional amount of  $27,000,000 to hedge a portion  of our LIBOR  based  borrowings.  Under the  interest rate swap agreement,  we are paying a fixed rate of 2.45% and receive a variable  rate based on the three month LIBOR.  At December  31,  2003, our  interest  rate swap  agreement  had an estimated  unrealized loss of $173,000,  $41,000 of which was recorded as accumulated other comprehensive loss and is included in the balance  sheet.  We did not have any interest rate swap  agreements  outstanding  during the nine months ended December 31, 2002.

      Effective January 1, 2003, we entered into an engine maintenance  agreement  with GE Engine Services,
Inc.  ("GE") covering the scheduled and unscheduled  repair of our aircraft engines used on most of our Airbus aircraft.  The agreement is for a 12 year period from the effective date for our owned  aircraft or December
31, 2014, whichever comes first, and for each leased aircraft, the term coincides with the initial lease term of 12 years.  This  agreement  precludes us from using another  third party for such  services  during the term.  This agreement requires monthly payments at a  specified  rate multiplied  by the number of flight hours flown on the aircraft  during that month.  The amounts due based on flight hours are not  included in table above.  As of December  31, 2003,  the  agreement  covers 13  purchased  Airbus  aircraft and 11 leased
Airbus  aircraft.  The cost associated with this agreement for our purchased  aircraft for the three months ended December 31, 2003 and December 31, 2002 were $492,000 and $0,  respectively.  For our leased aircraft, the lessors pay GE directly for the repair of aircraft engines in conjunction with this agreement.  We pay lessors  engine  maintenance  reserves on a monthly basis under the terms of our various lease agreements.

Critical Accounting Policies and Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt accounting  policies and make estimates and assumptions to develop amounts reported in our financial statements and accompanying  notes.  We believe that our estimates and judgments are  reasonable; however,  actual  results and the timing of  recognition of such  amounts  could  differ from those  estimates.  In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

       Critical accounting  policies are defined as those that require management to exercise significant judgments, and potentially result in materially different results under different assumptions and conditions.
Our most critical accounting policies and  estimates  are  described  briefly  below.  For  additional information about these and our other significant accounting policies, see Note 1 of the Notes to Financial
Statements and our Form 10-K for the year ended March 31, 2003.

Revenue Recognition

         Passenger,  cargo, and other revenues are recognized when the transportation is provided or after the tickets expire, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees.  Revenues that have been deferred are included in the accompanying  balance sheets as air traffic  liability.  In limited  circumstances,  we grant  credit for tickets that have  expired.  We do not recognize  as revenue the amount of credits  estimated to be granted after the date a ticket expires.  These estimates are based upon the evaluation of historical ticket useage trends.

Impairment of Long-Lived Assets

         In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the  potential  for  impairment.  In estimating useful lives and residual values of our aircraft, we have relied upon actual industry experience with the same or similar aircraft types and our anticipated  utilization  of the  aircraft. Changing market prices of new and used aircraft,  government regulations and changes in our maintenance program or operations could  result  in  changes  to  these estimates.  Our  long-lived  assets  are  evaluated for impairment when events and circumstances indicate that the assets may be impaired.  We record  impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying  amount of the assets.  If an impairment  occurs,  the loss is measured by comparing the fair value of the asset to its carrying amount.

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

       Effective  January 1, 2003,  we executed a 12-year  engine  services  agreement  with GE  covering the  scheduled  and unscheduled  repair of most of our Airbus  engines.  Under the terms of this services agreement,  we agreed to pay GE a fixed rate  per-engine-hour,  payable  monthly,  and GE assumed the responsibility  to overhaul  our engines on Airbus  aircraft as required  during the term of the  services agreement,  subject to certain  exclusions.  We believe the fixed rate  per-engine hour  approximates  the periodic cost we would have incurred to service those engines.  Accordingly,  these  payments are expensed as the obligation is incurred.

Fuel Derivative Instruments

       We have  entered into  derivative  instruments  that are intended to reduce our exposure to changes in fuel prices.  We account for the derivative  instruments  entered into as trading  instruments  under
FASB Statement No. 133,  "Accounting  for Derivative  instruments  and Hedging  Activities"  and record the fair value of the derivatives as an asset or liability as of each balance sheet date.  We record any settlements received or paid as an adjustment to the cost of fuel.

Interest Rate Hedging Program

       During the nine months  ending  December 31, 2003, we designated  certain  interest rate swaps as qualifying  cash flow hedges.  Under these hedging  arrangements,  we are hedging the interest payments associated with a portion of our LIBOR-based borrowings.  Under the swap  agreements,  we pay a fixed rate of  interest  on the  notional  amount of the  contracts  of $27 million,  and we receive a variable rate if interest based on the three month LIBOR rate,  which is reset  quarterly.  Changes in the fair value of interest rate swaps  designated as hedging  instruments are reported in accumulated  other  comprehensive income.  These amounts are subsequently  reclassified  into interest expense as a yield adjustment in the same period in which the related interest payments on the LIBOR-based borrowings affects earnings.

Customer Loyalty Programs

       We entered into a co-branded  credit card arrangement  with a Mastercard  issuing bank in March 2003.
The terms of this affinity  agreement provide that we will receive a fixed fee for each new account,  which varies based on the type of account, and a percentage of the annual  renewal fees that the bank  receives.
We receive an increased fee for new accounts  solicited by us.  We also receive fees for the purchase of frequent flier miles awarded to the credit card customers.

       During the year ended March 31, 2003, we received a  $10,000,000  advance from the issuing bank for fees expected to be earned under the program.  This advance was recorded as deferred  revenue when it was received.  For the year ended March 31, 2003,  we had not yet earned or  recognized  any revenue  from this arrangement.  Fees  earned as credit  cards are issued or renewed, and as points are awarded to the credit card customers are applied against this advance.

       We account for all fees received  under the  co-branded  credit card program by allocating the fees between the portion that  represents  the  estimated  value of the  subsequent  travel  award to be provided, and the portion  that  represents a marketing fee to cover  marketing and other related costs to administer the program.  This latter portion  (referred to as the marketing  component) represents the residual  after determination  of the value of the travel  component.  The  component representing  travel is determined by reference to an equivalent  restricted  fare,  which is used as a proxy for the value of travel of a frequent flyer  mileage  award.  The travel  component is deferred  and  recognized  as revenue  monthly over the estimated usage period of the frequent flyer mileage awards of 20 months.  We record the marketing component of the revenue earned under this agreement as a reduction of sales and promotion expenses in the month received.

       Because of our limited  history with our frequent flier  program,  we have estimated the period over which the frequent flier  mileage  awards will be used based on industry  averages  adjusted  downward to take into account that most domestic airlines require 25,000 frequent flyer miles for a domestic round-trip ticket while we require only 15,000  frequent flyer miles for a domestic round-trip ticket.

       For the nine months  ended  December 31, 2003,  we earned  total fees of  $2,581,000,  all of which were applied to the original  $10,000,000  advance.  Of that amount,  $2,095,000  was deferred as the travel award component, and the remaining marketing component of $486,000 was recognized in earnings.  Amortization of deferred revenue  recognized in earnings in this period was $366,105.

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
Comparatively,  based on projected fiscal year 2004 fuel usage,  such a change would have the effect of increasing or decreasing our aircraft fuel expense by approximately $9,890,000 in fiscal year 2004, excluding the effects of our fuel hedging  arrangements.  The increase in exposure to fuel price  fluctuations  in fiscal year 2004 is due to the increase of our average aircraft fleet size during the year ended March 31,
2004 and related  gallons purchased.

       In November 2002, we initiated a fuel hedging  program  comprised of swap,  calls and collar agreements.  Under a swap agreement,  we receive the difference  between a fixed swap price and a price based on an agreed upon published spot price for jet fuel. If the index price is higher than the fixed price, we receive the  difference  between the fixed price and the spot price.  If the index price is lower,  we pay the difference.  A collar  agreement has a cap price, a primary floor price,  and a secondary  floor  price.
When the U.S. Gulf Coast Pipeline Jet index price is above the cap, we receive the difference between the index and the cap.  When the index  price is below the primary floor but above the secondary floor, we pay the difference  between  the index and the  primary  floor.  However,  when the price is below the  secondary floor,  we are only obligated  to pay the  difference  between the primary and  secondary floor prices.  When the price is between the cap price and the primary floor, no payments are required.

       In September  2003, we entered into a swap agreement with a notional volume of 630,000 gallons per month for the period from  January 1, 2003 to June 30, 2004.  The fixed price of the swap is 74.50 cents per gallon and the  agreement is estimated to represent 7% of our fuel  purchases  for that period.  The results of operations  for the quarter  ended  December 31, 2003 include an  unrealized  derivative  gain of $64,000 that is included in fuel expense and a realized gain of approximately $488,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense.

Interest

       We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus  aircraft.  Interest  expense on seven of our owned Airbus A319 aircraft is subject to interest rate adjustments every three to six months based upon changes in the applicable  LIBOR rate. A change in the base LIBOR rate of 100 basis  points (1.0 percent)  would have the effect of  increasing  or  decreasing  our annual  interest  expense by  $2,583,000 assuming the loans  outstanding  that are subject to interest rate adjustments at December 31, 2003 totaling
$258,296,000 are outstanding for the entire period. As of December 31, 2003,  approximately  85.8% of our loans had variable interest rates.

       In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion  of our LIBOR  based  borrowings.  Under the  interest  rate swap  agreement,  we are paying a fixed rate of 2.45% and receive a variable rate  based on the three  month LIBOR over the term of the swap  that  expires  in March  2007.  As of December 31, 2003, we had hedged  approximately  10.5% of our variable  interest rate loans. As of December 31, 2003, the fair value of the swap agreement is a liability of $173,000.

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

                                      PART II. OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K

(a)      Exhibits

     Exhibit
     Numbers

     Exhibit 10 -  Material Contracts

     10.24            Aircraft Lease Agreement dated as of December 5, 2003 between International Lease
                  Finance Corporation, Inc., and Frontier Airlines, Inc., Lessee, in respect of 1 Airbus A319
                  Aircraft.  Frontier has signed leases for 4 additional Airbus 319 aircraft with this Lessor under Aircraft Lease Agreements that are substantially identical in all material respects to this Exhibit.  Portions of this Exhibit have been omitted and filed separately with the
                  Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (1)

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

         (1)      Filed herewith.

(b)      Reports on Form 8-K

During the quarter ended December 31, 2003, the Company furnished the following reports on Form 8-K.

Date of Reports                     Item Numbers                   Financial Statements
                                                                      Required to be Filed
  October 30, 2003                       7 and 12                            None
  December 18, 2003                      7 and 9                             None
  December 22, 2003                      7 and 9                             None

                                             SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  February 12, 2004                             By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  February 12, 2004                             By: /s/ Elissa A. Potucek
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer