Form 10-K
period 2004-03-31
FRONTIER AIRLINES INC /CO/
filed 2004-06-15
CIK 921929

                                                FORM 10-K

                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C.  20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2004

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  1-12805

                                          FRONTIER AIRLINES, INC.
                          (Exact name of registrant as specified in its charter)

                       Colorado                                             84-1256945
(State or other jurisdiction of incorporated or organization)  (I.R.S. Employer Identification No.)

               7001 Tower Road, Denver, CO                                    80249
        (Address of principal executive offices)                            (Zip Code)

Registrant’s telephone number including area code:  (720) 374-4200

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

Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to Item 405 of Regulation
S-K is not contained herein,  and will not be contained,  to the best of registrant’s  knowledge, in  definitive  proxy or  information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark  whether the  registrant  is an  accelerated  filer (as defined in Exchange
Act Rule 12b-2). Yes  X   No

The  aggregate  market value of common stock held by  non-affiliates  of the Company  computed by reference  to the last  quoted  price at which such stock  sold on such date as  reported  by the
Nasdaq National Market as of September 30, 2003 was $571,006,527.

The number of shares of the Company’s common stock outstanding as of June 1, 2004 is 35,603,442.

Documents  incorporated  by  reference  -  Certain  information  required  by Parts II and III is incorporated by reference to the Company’s 2004 Proxy Statement.

                                             TABLE OF CONTENTS

                                                                                             Page

PART I

PART II

         Item 5:      Market for  Common  Equity,  Related  Stockholder  Matters  and Issuer
                      Purchases of Equity Securities..........................................23
         Item 6:      Selected Financial Data.................................................24
         Item 7:      Management’s Discussion and Analysis of Financial Condition and

         Item 9:      Changes  in and  Disagreements  with  Accountants  on  Accounting  and
                      Financial Disclosure....................................................48
         Item 9A:     Controls and Procedures.................................................49

PART III

         Item 10:     Directors and Executive Officers of the Registrant......................49
         Item 11:     Executive Compensation..................................................49
         Item 12:     Security Ownership of Certain Beneficial Owners and Management

PART IV

         Item 15(a):  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........50

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
the  impact of labor  disputes;  enhanced  security  requirements;  changes  in the  government’s policy regarding relief or assistance to the airline  industry;  the economic  environment of the airline industry  generally;  increased federal scrutiny of low-fare carriers  generally that may increase our operating  costs or otherwise  adversely  affect us; actions of competing  airlines, such as  increasing  capacity  and  pricing  actions  of  United  Airlines  ("United")  and other competitors  and other actions taken by United  either in or out of  bankruptcy  protection;  the availability of suitable aircraft,  which may inhibit our ability to achieve operating  economies and  implement  our  business  strategy;  the  unavailability  of, or  inability  to secure  upon acceptable  terms,  financing  necessary  to  purchase  aircraft  that we have  ordered  or lease aircraft we  anticipate  adding to our fleet  through  lease  financing;  issues  relating to our transition  to an Airbus  aircraft  fleet;  uncertainties  regarding  aviation  fuel prices;  and uncertainties  as to when and how fully  consumer  confidence  in the  airline  industry  will be restored,  if ever.  Because  our  business,  like that of the  airline  industry  generally,  is characterized  by high fixed costs  relative to  revenues,  small  fluctuations  in our yield per available  seat mile ("RASM") or cost per available seat mile ("CASM") can  significantly  affect operating results.

Item 1:  Business

General

       Now  in  our  tenth  year  of  operations, we  are a low  cost,  affordable  fare  airline operating  primarily  in a hub and  spoke  fashion  connecting  cities  coast to coast  primarily through  our  hub at  Denver  International  Airport  ("DIA").  We are  the  second  largest  jet service  carrier  at DIA  based on  departures.  As of June 1,  2004,  we,  in  conjunction  with
Frontier  JetExpress  operated  by Horizon  Air  Industries,  Inc.  ("Horizon"),  operate  routes linking  our Denver hub to 43 U.S.  cities  spanning  the nation  from coast to coast and to five cities in Mexico.  In April 2004, we began our first expansion of  point-to-point  routes outside of our DIA hub with three  routes from our focus city Los Angeles,  California  ("LAX") and added an additional route in May 2004.

       We were  organized in February  1994 and we began flight  operations in July 1994 with two leased  Boeing  737-200  jets.  We  have  since  expanded  our fleet in  service to 41 jets as of
June 1, 2004 (27 of which we lease and 14 of which we own), consisting of nine Boeing 737-300s, 26
Airbus A319s, and six Airbus A318s. In May 2001, we began a fleet replacement plan to replace our
Boeing  aircraft  with  new  purchased and  leased Airbus jet aircraft, a transition we expect to complete by September 2005. As of November 1, 2003, we no longer operate Boeing 737-200 aircraft.
During the years ended March 31, 2003 and 2004,  we  increased  year-over-year  capacity by 30.9%
and 19.0%,  respectively.  During the year ended March 31, 2004, we increased  passenger  traffic by 42.3% over the prior year,  outpacing  our increase in capacity  during the period.  We intend to continue our growth  strategy and will add frequency to new markets and existing  markets that we believe are underserved.

       We currently operate on 16 gates on Concourse A at DIA on a preferential  basis.  Together with our regional jet codeshare  partner,  Frontier  JetExpress,  we use these 16 gates and share use of up to four common use regional jet parking  positions to operate  approximately  204 daily system flight  departures and arrivals and 50 Frontier  JetExpress daily system flight departures and arrivals.

       In September  2003, we signed a 12-year  agreement with Horizon,  under which Horizon will operate up to nine 70-seat CRJ 700  aircraft  under our Frontier  JetExpress  brand.  The service began on  January  1, 2004 with  three  aircraft.  We have  increased  JetExpress  aircraft  to a total of eight  aircraft  in service and one spare  aircraft  as of June 1, 2004.  We control the scheduling  of this  service.  We  reimburse  Horizon for its expenses  related to the  operation plus a margin.  The  agreement  provides for financial  incentives,  penalties and changes to the margin  based on  performance  of  Horizon  and our  financial  performance.  As of June 1, 2004,
Frontier  JetExpress  provides service to Tucson,  Arizona;  Ontario,  California;  Boise, Idaho;
Billings,  Montana;  Oklahoma  City,  Oklahoma;  El Paso,  Texas  and  Spokane,  Washington,  and
supplements  our mainline  service to, San Jose,  California;  Minneapolis/St.  Paul,  Minnesota;
Omaha,  Nebraska;  Albuquerque,  New Mexico;  Portland,  Oregon and Austin,  Texas.  This service replaced our codeshare arrangement with Mesa Airlines, which terminated on December 31, 2003.

       In March 2003,  we entered into an agreement  with Juniper Bank  (www.juniperbank.com),  a
full-service   credit  card  issuer,  to  offer  exclusively   Frontier  MasterCard  products  to
consumers,  customers  and  Frontier’s  EarlyReturns  frequent  flyer  members.  We launched  the co-branded  credit  card in May  2003.  We  believe  that the  Frontier/Juniper  Bank  co-branded
MasterCard  offers one of the most aggressive  affinity card programs  because free travel can be earned for as little as 15,000 miles.

       In October  2002,  we signed a purchase and long-term  services  agreement  with LiveTV to bring DIRECTV  AIRBORNE(TM)satellite  programming to every  seatback in our Airbus fleet.  We have completed  the  installation  of the LiveTV  system on all of our Airbus A318 and A319  aircraft.
We have  implemented  a $5 per segment  usage charge for access to the system to offset the costs for the  system  equipment,  programming  and  services.  We are also in  discussions  with  film distributors to offer  current-run  pay-per-view  movies on four additional  channels to be added to our basic LiveTV  service.  We cannot  predict  whether or when we will provide this  service.
We believe the DIRECTV(TM)product  represents a  significant  value to our  customers and offers a competitive advantage for our company.

       In June 2003, we entered into an agreement with  Kinetics,  Inc., a provider of enterprise and self-service  technology to the U.S. airline industry,  to deploy its new automated  check-in system.  The  launch of  "FlexCheck,"  our suite of  airport  and  web-based  automated  check-in services,  utilizes Kinetics’ TouchPort  self-service  terminals and associated Kinetics software solutions  for airport and Internet  check-in.  FlexCheck  became  available  via the Internet in early August 2003 and  deployment  of  self-service  kiosks at our hub at DIA in September  2003.
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

Business Strategy and Markets

       Our  business  strategy  is to provide  air  service at  affordable  fares to high  volume markets from our DIA hub and limited  point-to-point  routes  outside of our DIA hub  principally from our Los Angeles focus city.  Our strategy is based on the following factors:

     o   Stimulate  demand by offering a combination of low fares,  quality  service and frequent flyer credits in our frequent flyer program, EarlyReturns.
     o   Expand our Denver hub operation  and increase  connecting  traffic by adding  additional high volume markets to our current route system and by code sharing agreements.
     o   Continue  filling  gaps in flight  frequencies  to current  markets from our DIA hub and evaluate other opportunities for additional non-hub point-to-point routes.

Route System Strategy

         Our route  system  strategy  encompasses  connecting  our Denver hub to top business and leisure  destinations.  We currently serve 21 of the top 25 destinations  from Denver, as defined by the U.S.  Department of  Transportation’s  Origin and  Destination  Market Survey.  During the
year ended March 31, 2004 and as of June 1, 2004, we added  departures  from DIA to the following cities with commencement dates as follows:

Destination                                                            Commencement Date
Milwaukee, Wisconsin                                                   August 31, 2003
Santa Ana, California                                                  August 31, 2003
St. Louis, Missouri                                                    November 1, 2003
Cabo San Lucas, Mexico                                                 November 22, 2003
Puerto Vallarta, Mexico                                                November 22, 2003
Ixtapa/Zihuatanejo, Mexico                                             January 31, 2004
Washington, D.C. (Dulles International)                                April 11, 2004
Anchorage, Alaska (1)                                                  May 9, 2004
Billings, Montana (2)                                                  May 23, 2004
Spokane, Washington (2)                                                May 23, 2004
Philadelphia, Pennsylvania                                             May 23, 2004

   (1) Service to this destination is seasonal.
   (2) Operated exclusively by Frontier JetExpress.

         On April 11, 2004, we began our first significant  point-to-point  routes from our focus city Los Angeles,  California.  We began  service from Los Angeles  International  Airport to the following cities with commencement dates as follows:

Destination                                                            Commencement Date
Kansas City, Missouri                                                  April 11, 2004
Minneapolis/St. Paul, Minnesota                                        April 11, 2004
St Louis, Missouri                                                     April 11, 2004
Philadelphia, Pennsylvania                                             May 23, 2004

         We will  continue to maintain a  disciplined  growth  strategy by focusing on the growth of our DIA hub, increasing frequency on our existing routes, and entering new markets.

         We intend  to begin  service to  Nashville,  Tennessee  from our DIA hub with two  daily round-trip  frequencies  on June 20,  2004.  We have also been  granted  four  additional  slots, representing  two more round trips, at Ronald Reagan  Washington  National  Airport  ("National")
and intend to increase our flights to this  destination  from one daily  round-trip  frequency to three  daily  round-trip  frequencies  from our Denver hub with the second  round-trip  frequency beginning July 1, 2004 and the third round-trip frequency beginning July 18, 2004.

         In April  2004,  we filed an  application  with the U.S.  Department  of  Transportation
("DOT") for  authorization  to serve  Cancun,  Mexico from  Kansas  City  International  Airport,
Lambert-St.  Louis International  Airport and Salt Lake City International  Airport. We have been granted authority and intend to serve Cancun,  Mexico from Kansas City International  Airport and
Salt  Lake  City  International  Airport  beginning  July 3,  2004  with  one  weekly  round-trip frequency.  If we are granted  authority  from the DOT, we intend to begin one weekly  round-trip frequency from St. Louis to Cancun on November 7, 2004.

Marketing and Sales

         Our sales efforts are targeted  to  price-sensitive  passengers  in both the leisure and corporate  travel markets.  In the leisure market,  we offer  discounted  fares marketed  through the Internet,  newspaper,  radio and television  advertising  along with special  promotions.  In
May 2003,  we  launched a new brand  strategy  and  advertising  campaign  designed  to  identify
Frontier  as "A Whole  Different  Animal"  and set us apart from our  competition.  The  campaign includes  television,  print and radio  components  that began  running in the Denver  market and have  since  expanded  to  additional  markets  along  our  routes.  We have  gathered  extensive customer  and  employee  feedback  that has allowed us to identify  elements of service  that are important to our customers who have the potential to fly with us more often.

         In conjunction with the branding campaign, we have signed  sponsorship  agreements to be the exclusive  airline of The Pepsi Center in Denver,  Denver’s  National Hockey League team, the
Colorado  Avalanche,  and Denver’s National  Basketball  Association  team, the Nuggets.  We have also signed  sponsorship  agreements  with  Colorado’s  Major League  Baseball  team the Rockies,
Colorado’s  National  Lacrosse League team, the Colorado  Mammoth,  and Colorado’s Arena Football
League team,  the Colorado  Crush.  We have also entered into  sponsorship  agreements  to be the exclusive  airline partner for the college athletic  programs of the Air Force Academy,  Colorado
State University,  the University of Denver, the University of Northern Colorado,  and University
of Colorado . The  agreements  allow for  prominent  signage in  applicable  stadiums and arenas;
participation  in-game  promotions;  receipt  of  prominent  logo and  advertising  placement  in publications;  and access to joint  promotion  opportunities.  These  agreements vary in terms of length.

         In order to increase connecting traffic,  we began two code share  agreements,  one with
Great Lakes,  Aviation Ltd. in July 2001 and the other with Mesa Air Group  operating as Frontier
JetExpress  in February  2002.  Mesa was  subsequently  replaced  with  Horizon in January  2004.
We have also negotiated  interline  agreements with  approximately 110 domestic and international airlines  serving  cities  on  our  route  system.  Generally,  these  agreements  include  joint ticketing  and baggage  services  and other  conveniences  designed to  expedite  the  connecting process.

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

         Our  relationship  with travel agencies is important to us and other airlines.  In March
2002,  several of the major airlines  eliminated  travel agency "base"  commissions but continued
to pay individually  negotiated incentive  commissions to select agents.  Effective June 1, 2002, we also  eliminated  travel  agency base  commissions  with the  exception  of certain  strategic relationships.  We communicate  with travel agents through  personal visits by our executives and sales  managers,  sales  literature  mailings,  trade shows,  telemarketing  and  advertising  in various travel agent trade publications.

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
Our frequent  flyer program won awards at this year’s  Freddie Awards for frequent flyer programs and was one of the youngest  frequent flyer programs to be recognized.  EarlyReturns  was awarded second place for best customer  service,  best award redemption,  best bonus promotion,  and best award for the 15,000  miles  ticket  redemption.  In  addition,  EarlyReturns  was awarded  third place for program of the year.  We believe that our  frequent  flyer  program  offers some of the most  generous  benefits in the  industry,  including a free round trip after  accumulating  only
15,000  miles  (25,000  miles to our  destinations  in Mexico).  There are no blackout  dates for award  travel.  Additionally,  members  who earn  25,000  or more  annual  credited  EarlyReturns flight  miles  attain  Summit  Level  status,  which  includes a 25%  mileage  bonus on each paid
Frontier flight,  priority check-in and boarding,  complimentary  on-board  alcoholic  beverages, extra  allowance on checked baggage and priority  baggage  handling,  guaranteed  reservations on any Frontier flight when  purchasing an  unrestricted  coach class ticket at least 72 hours prior to  departure,  standby at no charge on return  flights the day  before,  the day of, and the day after, and access to an exclusive Summit customer  service  toll-free phone number.  Members earn one mile for every mile flown on Frontier plus additional  mileage with program  partners,  which presently include Midwest Airlines,  Virgin Atlantic Airways,  Alamo, Hertz,  National and Dollar
Car Rentals,  Kimpton Boutique Hotels,  Inverness Hotel & Golf Resort, Peaks at Vail Resorts, The
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

Product Pricing

         In January  2004,  we capped  all fares to and from  Denver at $314  one-way,  excluding passenger  facility,  security  or  segment  fees,  with the  exception  of flights to Mexico and
Anchorage,  Alaska.  The $314  fare is a base fare of $299  plus a $15 fuel  surcharge,  which is temporarily  in place.  The new fare cap is a 25 to 50 percent  reduction  from the February 2003 caps of $399 and  $499.  Unlike  some  other  airlines,  these  fares  can be  booked  each  way, allowing  customers  to get the best  price on both the  inbound  and  outbound  portion of their itinerary with no round-trip  purchase  required.  Our new fare structure  reinstated some of the advance purchase requirements of past pricing structures.

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

         In February  2003, United launched a new  low-fare  airline,  Ted,  which we believe was developed  in an attempt to operate  with lower  costs  than  United’s  mainline  operations.  We cannot  predict if other major  carriers  will also begin to offer  low-cost  business  models in response to  competition  from  low-fare  airlines  or whether  these  attempts  will prove to be successful.

         We compete principally  with United,  the dominant  carrier at DIA.  During the month of
March  2004,  United,  Ted,  and its  commuter  affiliates  had a total  market  share  at DIA of approximately  60.0%,  down from 62.6% during the month of March 2003.  United has a  competitive advantage  due to its  larger  number of  flights  from DIA.  Our  market  share,  including  our codeshare  affiliates,  at DIA for the month of March  2004  approximated  17.9%,  up from  13.1%
during the month of March 2003.  We compete  with United  primarily  on the basis of fares,  fare flexibility,  the number of markets we operate in and the number of frequencies  within a market, our frequent flyer programs and the quality of our customer service.

         At the present time, three domestic airports, including New York’s LaGuardia and John F.
Kennedy  International  Airports and Washington Ronald Reagan National Airport,  are regulated by means of "slot" allocations,  which represent  government  authorization to take off or land at a particular  airport  within a specified  time period.  Federal  Aviation  Administration  ("FAA")
regulations  require the use of each slot at least 80% of the time and provide for  forfeiture of slots in certain  circumstances.  We were awarded six high-density  exemption slots at LaGuardia, and at the present  time,  we utilize  these  slots to operate  three  daily  round-trip  flights between  Denver  and  LaGuardia.  In  addition  to slot  restrictions,  National  is limited by a perimeter  rule,  which limits  flights to and from National to 1,250 miles.  In April 2000,  the
Wendell  H.  Ford  Aviation  Investment  and  Reform  Act for the 21st  Century,  or AIR 21,  was
enacted.  AIR 21  authorizes  the  Department  of  Transportation  ("DOT") to grant up to 12 slot exemptions beyond the 1,250-mile  National  perimeter,  provided certain  specifications are met.
Under AIR 21, we were  awarded  two slots for one daily  round  trip  flight.  In 2004 the Vision
100 - Century of Flight  Aviation  Authorization  Act was enacted,  which  authorized  the DOT to grant an  additional  12 slot  exemptions  into Reagan  National.  In April 2004, we were granted four additional slots at National.

         Other airports around the country, such as John Wayne International Airport in Santa Ana,
California  (SNA) are also slot  controlled  at the local level as  mandated  by a federal  court order.  We were  originally  awarded six arrival and departure slots at SNA, or three daily round trips.  We began  service  with two daily  flights to SNA in August  2003 and began a third daily flight in March 2004.

Maintenance and Repairs

         All of our aircraft maintenance  and repairs are  accomplished  in  accordance  with our maintenance  program  approved by the FAA. We maintain  spare or replacement  parts  primarily in
Denver,  Colorado.  Spare parts  vendors  supply us with certain of these parts,  and we purchase or lease others from other airline or vendor sources.

         Since mid-1996, we have trained, staffed and supervised our own maintenance work force at
Denver,  Colorado.  We  sublease  a  portion  of  Continental  Airlines’  hangar  at DIA where we currently  perform  most  of our own  maintenance  through  the  "D"  check  level.  Other  major maintenance,  such as major engine  repairs,  is  performed by outside FAA approved  contractors.
We also  maintain line  maintenance  facilities  at Phoenix,  Arizona and Kansas City,  Missouri.
The new maintenance  facility at Kansas City International  airport commenced operations on April
1, 2004.  Effective August 30, 2003, we closed the El Paso,  Texas line maintenance  facility and transferred the functions to the facilities in Denver and Phoenix.

         Under our aircraft lease agreements, we pay all expenses relating to the maintenance and operation of our aircraft,  and we are required to pay supplemental  monthly rent payments to the lessors  based on usage.  Supplemental  rents are  applied  against the cost of  scheduled  major maintenance.  To the  extent  not used for  major  maintenance  during  the lease  terms,  excess supplemental rents are forfeited to the aircraft lessors after termination of the lease.

         Our monthly completion factors for the years ended March 31, 2004, 2003, and 2002 ranged from 98.9% to 99.9%,  98.2% to 99.7%, from 97.3% to 99.8%,  respectively.  The completion  factor is the  percentage  of our  scheduled  flights  that were  operated by us (i.e.,  not  canceled).
Canceled  flights were principally as a result of mechanical  problems,  and, to a lesser extent, weather.  We believe that the year over year  improvement  in our monthly  completion  factors is attributable to better  maintenance  and the increase in aircraft  reliability as a result of the new Airbus aircraft added to our fleet.

         In December 2002, we entered into an engine maintenance agreement with GE Engine Services,
Inc. (GE) for the servicing,  repair,  maintenance and functional testing of our aircraft engines used on our Airbus  aircraft  effective  January 1, 2003.  The agreement is for a 12-year  period from the effective date for our owned aircraft or December 31, 2014,  whichever comes first,  and for each  leased  aircraft  the term  coincides  with the  initial  lease term of 12 years.  This agreement  precludes us from using another  third party for such services  during the term on the covered  engines.  This agreement  requires monthly payments at a specified rate times the number of flight hours the engine operated  during that month.  In most instances,  we have been able to negotiate  with our lessors to coordinate  the monthly  payments due under our agreement  with GE and the supplemental rent applicable to the engines under the lease.

         In calendar years 1999 through 2004, our maintenance and engineering department received the  FAA’s  highest  award,  the  Diamond  Certificate  of  Excellence,  in  recognition  of
100  percent  of   our  maintenance   and  engineering  employees  completing  advanced  aircraft maintenance  training  programs.  The  Diamond Award  recognizes  advanced  training for aircraft maintenance  professionals  throughout the airline industry.  We were the first Part 121 domestic air  carrier to  achieve  100  percent  participation in this training program by our maintenance employees.

Fuel

         During the years ended March 31, 2004, 2003,  and 2002,  jet fuel  accounted  for 17.7%,
17.2%,  and 14.3%,  respectively,  of our operating  expenses.  We have  arrangements  with major fuel  suppliers  for  substantial  portions of our fuel  requirements,  and we believe that these arrangements  assure an adequate  supply of fuel for current and anticipated  future  operations.
Jet fuel  costs are  subject to wide  fluctuations  as a result of sudden  disruptions  in supply beyond our control.  Therefore,  we cannot predict the future  availability  and cost of jet fuel with any degree of certainty.  Fuel prices  increased  significantly  in fiscal 2004. Our average fuel  price  per  gallon  including  taxes  and  into-plane  fees was  $1.04  for the year  ended
March 31,  2004,  with the monthly average price per gallon during the same period ranging from a low  of 89(cent)to a  high  of  $1.20. Our  average  fuel price  per gallon including  taxes  and into-plane fees was 96(cent)for the year ended March 31, 2003, with the monthly average price per gallon during the same  period ranging  from a low of 82(cent)to a high of  $1.26.  As of June 1,
2004, the price per gallon was approximately 1.34(cent)excluding  the impact of fuel  hedges.  We implemented  a fuel  hedging  program  in 2003,  under  which we enter  into Gulf  Coast jet fuel option  contracts  to partially  protect us against  significant  increases  in fuel prices.  Our fuel  hedging  program is  limited in fuel  volume and  duration.  As of March 31,  2004,  we had hedged approximately  6.0% of our  projected fuel  requirements  for the quarter  ending June 30,
2004.  On May 21,  2004,  we  entered  into an  additional  derivative  transaction  that  hedges approximately  25% of our projected fuel  requirements  in the quarters  ending December 31, 2004 and March 31, 2005.

         Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and financial  results.  Our ability to pass on increased fuel costs to passengers through  price  increases  or  fuel  surcharges  may  be  limited,  particularly  because  of our affordable fare strategy.

Insurance

         We carry insurance limits of $800 million per aircraft per occurrence in property damage and  passenger and  third-party  liability  insurance,  and insurance for aircraft loss or damage with  deductible  amounts as required by our aircraft lease  agreements,  and customary  coverage for other  business  insurance.  While we believe such  insurance  is  adequate,  there can be no assurance  that such  coverage  will  adequately  protect  us against  all  losses  that we might
sustain.    Our aircraft hull and liability coverage renewed on June 7, 2004 for one year.

         In December 2002, through authority granted under the Homeland Security Act of 2002, the
U.S.  government  expanded  its  insurance  program  to  enable  airlines  to  elect  either  the government’s  excess  third-party  war risk coverage or for the  government to become the primary insurer for all war risks coverage.  We elected to take primary  government  coverage in February
2003 and dropped the commercially  available war risk coverage.  The  Appropriations  Act of 2002 authorized  the  government to offer both policies  through August 31, 2004. We cannot assure you that any extension  will occur,  or if it does,  how long the extension will last. We expect that if the  government  stops  providing  war risk  coverage to the airline  industry,  the  premiums charged by aviation  insurers for this  coverage will be  substantially  higher than the premiums currently charged by the government.

Employees

         As of June 1, 2004, we had 4,392 employees, including  3,473 full-time and 919 part-time personnel.  Our employees  included 545 pilots,  790 flight  attendants,  1,063 customer  service agents,  536 ramp service agents,  308 reservations  agents,  109 aircraft  appearance agents, 79
catering  agents,  342  mechanics  and  related   personnel,   and  620  general  management  and
administrative personnel.  We consider our relations with our employees to be good.

         We have established a compensation philosophy that we will pay competitive wages compared to other  airlines  of similar  size and other  employers  with  which we  compete  for our labor supply.  Employees  have the  opportunity  to earn above  market  rates  through  the  payment of profit sharing bonuses.

         Three of our  employee  groups have voted for union  representation:  our pilots  voted in
November  1998  to  be  represented  by  an  independent   union,  the  Frontier  Airline  Pilots
Association,  our dispatchers  voted in September 1999 to be represented by the Transport Workers
Union,  and our mechanics voted in July 2001 to be represented by the  International  Brotherhood of Teamsters.  The first  bargaining  agreement for the pilots,  which has a five-year  term, was ratified  and  became  effective  in May 2000.  Negotiations  for a new  agreement  will begin in early 2005. The first  bargaining  agreement for the  dispatchers,  which had a three-year  term, was  ratified  and became  effective  in September  2000.  A new  three-year  agreement  with the dispatchers  became  effective on September  14, 2003.  The first  bargaining  agreement  for the mechanics,  which has a  three-year  term,  was  ratified  and  became  effective  in July  2002.
Negotiations  for a new  agreement  will  begin in  mid-2005.  In July  2003,  the  International
Brotherhood of Teamsters  filed an  application  with the National  Mediation  Board "NMB" for an accretion  of the  Company’s  aircraft  appearance  agents  and  maintenance  cleaners  into  the mechanics  union.  On October 9, 2003,  the NMB issued a decision  that the  aircraft  appearance agents and  maintenance  cleaners  should be accreted into the mechanics  union. We appealed this decision,  and in February 2004 the NMB denied the appeal.  Negotiations  with these two employee groups  began in May 2004.  Since 1997,  we have had other union  organizing  attempts  that were defeated by our flight  attendants,  ramp service agents, and material services  specialists.  We have  received  official  notification  from  the  NMB of a  representation  application  for our material  services  specialists by the  International  Brotherhood of Teamsters.  An election has been  authorized  which will be held from June 30,  2004  through  July 21,  2004 and the results will be announced on July 21, 2004.

         Effective May 2000, we enhanced our  401(k)  Retirement  Savings Plan by  announcing  an increased  matching  contribution  by the Company.  Participants  may receive a 50% Company match for  contributions  up to 10% of  salary.  This  match is  discretionary  and is  approved  on an annual  basis by our Board of  Directors.  The Board of Directors  has approved the  continuation of the match  through the plan year ending  December  31,  2004.  We also have an Employee  Stock
Ownership  Plan,  to which the Board of Directors may  authorize  contributions  of company stock for  further  allocation  to  employees.  For the plan year ended  December  31, 2003 and for the plan year ending  December  31,  2004,  the Board of  Directors  contributed  347,968 and 298,174 shares of stock to the plan,  respectively.  These shares are allocated to eligible  employees at the end of the plan year.  Employees  become vested in shares  allocated to their account 20% per year,  and may obtain a distribution  of vested shares upon leaving the company.  We believe that the 401(k) match  and the Company  ESOP and the  related  vesting  schedules  of 20% per year may reduce our employee turnover rates.

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

         U.S. Department of  Transportation.  The DOT’s  jurisdiction  extends  primarily  to the
economic  aspects  of  air  transportation,   such  as  certification  and  fitness,   insurance,
advertising,  computer  reservation  systems,  deceptive and unfair  competitive  practices,  and
consumer   protection  matters  such  as  on-time   performance,   denied  boarding  and  baggage
liability.  The DOT also is  authorized to require  reports from air carriers and to  investigate
and   institute   proceedings   to  enforce  its  economic   regulations   and  may,  in  certain
circumstances,  assess civil penalties,  revoke operating  authority and seek criminal sanctions.
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
Security  Administration,  an agency within the DOT, to oversee, among other things, aviation and airport  security.  The ATSA  provided  for the  federalization  of airport  passenger,  baggage, cargo,  mail and employee  and vendor  screening  processes.  The ATSA also  enhanced  background checks,  provided  federal air  marshals  aboard  flights,  improved  flight deck  security,  and enhanced  security  for  airport  perimeter  access.  The ATSA  also  required  that all  checked baggage be screened by explosive detection systems by December 31, 2002.

         U.S. Federal Aviation Administration.  The FAA’s regulatory authority  relates primarily to flight  operations and air safety,  including  aircraft  certification  and  operations,  crew licensing and training,  maintenance  standards,  and aircraft  standards.  The FAA also oversees aircraft noise regulation,  ground facilities,  dispatch,  communications,  weather  observation,
and  flight  and  duty  time.  It  also  controls  access  to  certain   airports   through  slot
allocations,  which  represent  government  authorization  for  airlines  to take off and land at controlled  airports  during  specified  time  periods.  The  FAA has the  authority  to  suspend temporarily  or revoke  permanently  the  authority of an airline or its licensed  personnel  for failure to comply  with FAA  regulations  and to assess  civil and  criminal  penalties  for such failures.  We  hold an  operating  certificate  issued  by the FAA  pursuant  to Part  121 of the
Federal  Aviation  Regulations.  We must have and we maintain FAA  certificates of  airworthiness for all of our aircraft.  Our flight  personnel,  flight and emergency  procedures,  aircraft and maintenance  facilities and station  operations are subject to periodic  inspections and tests by the FAA.

         Environmental Matters.  The Aviation Safety and Noise Abatement Act of 1979, the Airport
Noise and  Capacity  Act of 1990 and Clean Air Act of 1963  oversee and  regulate  airlines  with respect to  aircraft  engine  noise and  exhaust  emissions.  We are  required to comply with all applicable  FAA noise control  regulations  and with current  exhaust  emissions  standards.  Our fleet is in  compliance  with the FAA’s Stage 3 noise level  requirements.  In addition,  various elements of our operation and  maintenance  of our aircraft are subject to monitoring and control by federal and state agencies  overseeing  the use and disposal of hazardous  materials and storm water  discharge.  We  believe we are  currently  in  substantial  compliance  with all  material requirements of such agencies.

         Railway Labor Act/National Mediation Board.  Three of our employee groups have voted for union  representation:  our pilots are represented by an independent  union, the Frontier Airline
Pilots  Association,  our  dispatchers are  represented by the Transport  Workers Union,  and our mechanics,  tool room  attendants,  aircraft  appearance  agents  and  maintenance  cleaners  are represented by the  International  Brotherhood of Teamsters.  Our labor relations with respect to these  unions  are  covered  under  Title  II of  the  Railway  Labor  Act and are subject to the jurisdiction of the National Mediation Board.

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

Risk Factors

         In addition to the other  information  contained in this Form 10-K,  the following  risk factors  should be  considered  carefully  in  evaluating  our  business  and us.  Our  business, financial  condition or results of operations  could be materially  adversely  affected by any of these risks.  In addition,  please read "Special Note About  Forward-Looking  Statements" in this
Form 10-K,  where we describe  additional  uncertainties  associated  with our  business  and the forward-looking  statements  included or  incorporated by reference in this Form 10-K. Our actual results could differ materially from those anticipated in these  forward-looking  statements as a result  of  certain  factors,  including  the risks  faced by us  described  below and  elsewhere included or  incorporated by reference in this Form 10-K.  Please note that additional  risks not presently  known to us or that we  currently  deem  immaterial  may also impair our  business and operations.

Risks Related to Frontier

We may not be able to obtain or secure financing for our new aircraft.

         As of March 31, 2004,  we have commitments to  purchase  13  additional  new Airbus A319 aircraft and one  additional Airbus A318 aircraft, excluding the June and July 2004 sale-leaseback aircraft.  We have secured  financing  commitments  for one  additional  Airbus A318 aircraft and have executed a  sale-leaseback  agreement for two A319 Aircraft.  To  complete  the  purchase of the  remaining  aircraft,  we must secure aircraft financing,  which we may not be able to obtain on terms acceptable to us, if at all. The amount of financing required will depend on the required down payment on mortgage financed aircraft and the extent to which we lease as opposed to purchase the aircraft.  We are exploring various financing  alternatives,  including,  but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.
There can be no guarantee that additional financing will be available when required or on acceptable terms.  The inability  to secure  the  financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of Airbus aircraft that we have agreed to purchase, which  would  impair  our  strategy  for long-term growth  and  could  result in the  loss  of pre-delivery  payments and deposits  previously paid to the  manufacturer,  and/or the imposition of other penalties or the payment of damages for  failure to take  delivery of the aircraft in accordance with the terms of the purchase agreement with the manufacturer.

We have a significant  amount of fixed  obligations  and we will incur  significantly  more fixed obligations, which could increase the risk of failing to meet payment obligations.

         As of March 31,  2004,  our total debt was $297  million.  Maturities  of our  long-term debt are $17  million  in fiscal  year 2005,  $17  million in fiscal  year 2006,  $18  million in fiscal year 2007,  $19 million in 2008,  $20 million in 2009,  and an  aggregate  of $206 million for the years  thereafter.  After  accounting  for the  effect of our  interest  rate  derivative hedge,  approximately  85.8% of our total long-term debt bears floating  interest rates,  and the remaining 14.2% bears fixed rates.  In addition to long-term  debt, we have a significant  amount of other fixed  obligations  under  operating  leases related to our aircraft,  airport  terminal space,  other airport  facilities  and office space.  As of March 31, 2004,  future minimum lease payments under  noncancelable  operating  leases were  approximately  $121 million in fiscal year
2005,  $118  million in fiscal  year 2006,  $118  million in fiscal  year 2007,  $119  million in fiscal year 2008,  $116  million in fiscal  year 2009 and an  aggregate  of $726  million for the years thereafter.  Approximately  88% of our minimum lease payments are fixed in nature,  and the remaining 12% are adjusted  periodically  based on floating interest rates. As of March 31, 2004, we  will  have  commitments of  approximately  $531  million to purchase 14 additional  aircraft, excluding the June and July 2004 sale-leaseback aircraft over approximately  the next four years,
including   estimated  amounts  for  contractual  price escalations, spare parts to support these aircraft  and  to  equip  the  aircraft  with  LiveTV.  We  have  also  signed  lease  agreements representing an obligation to lease 22 aircraft over the next three years, which,  subject to the satisfaction  of certain  contingencies,  represent lease payments of about $1,318 million in the aggregate.  We will incur  additional  debt or long-term lease  obligations  as we take  delivery of new  aircraft  and other  equipment  and  continue to expand into new markets.

Many of our financial obligations contain cross-default provisions.

         Financial  arrangements  that  contain  cross-default  provisions  could be  declared in default and all amounts  outstanding  could be declared  immediately  due and payable.  If we did not have  sufficient  available  cash to pay all amounts  that become due and  payable,  we would have to seek  additional  debt or equity  financing,  which may not be  available  on  acceptable terms,  or at all.  If such financing  were not available,  we would have to sell assets in order to obtain the funds required to make the accelerated payments.

Our failure to successfully implement our growth strategy could harm our business.

         Our growth  strategy  involves  transitioning  to an all  Airbus  fleet,  including  the addition  of up to 32 Airbus  aircraft,  increasing  the  frequency  of  flights  to  markets  we currently  serve,  expanding  the  number of  markets  served and  increasing  flight  connection opportunities.  It is critical  that we achieve our growth  strategy in order for our business to attain  economies of scale and to sustain or improve our results of  operations.  Increasing  the number of markets we serve  depends on our  ability to access  suitable  airports  located in our targeted  geographic markets in a manner that is consistent with our cost strategy.  We will also need to obtain  additional  gates and other  operational  facilities at DIA.  Any condition  that would deny,  limit or delay our access to airports we seek to serve in the future will  constrain our  ability  to grow.  Opening  new  markets  requires  us to  commit a  substantial  amount  of resources,  even  before  the new  services  commence.  Expansion  will also  require  additional skilled  personnel,  equipment and facilities.  An inability to hire and retain skilled personnel or to secure the required equipment and facilities  efficiently and  cost-effectively  may affect our  ability  to  achieve  our  growth  strategy.  We cannot  assure  you that we will be able to successfully  expand our  existing  markets or establish  new  markets,  and our failure to do so could harm our business.

         Transition  and growth of our fleet and  expansion  of our markets and services may also strain our  existing  management  resources  and  systems to the point that they may no longer be adequate  to support our  operations,  requiring  us to make  significant  expenditures  in these areas.  We expect that we may need to further  develop  our  information  technology  systems and other corporate  infrastructure  to accommodate  future growth. We cannot assure you that we will be able to  sufficiently  develop our  systems  and  infrastructure  on a timely  basis,  and the failure to do so could harm our business.

We depend heavily on the Denver market to be successful.

         Our  business  strategy  has  historically  focused  on adding  flights  to and from our
Denver  base  of  operations.   A  reduction  in  our  share  of  the  Denver  market,  increased competition,  or reduced  passenger  traffic  to or from  Denver  could  have a material  adverse effect on our financial  condition and results of  operations.  In addition,  our dependence on a hub system  operating out of DIA makes us more  susceptible  to adverse  weather  conditions  and other  traffic  delays in the Rocky  Mountain  region  than some of our  competitors  that may be better able to spread these traffic risks over large route networks.

We face intense  competition and market  dominance by United and uncertainty  with respect to its ability to emerge from Chapter 11  successfully;  we also face competition from other airlines at
DIA.

         The  airline  industry  is  highly  competitive,  primarily  due to the  effects  of the
Airline  Deregulation  Act of  1978,  which  substantially  eliminated  government  authority  to regulate  domestic  routes and fares and  increased  the  ability  of  airlines  to compete  with respect to flight  frequencies  and fares.  We compete  with United in our hub in Denver,  and we anticipate that we will compete  principally  with United in our future market  entries.  United,
Ted, and United’s regional airline  affiliates are the dominant  carriers out of DIA,  accounting for  approximately  60.0% of all  revenue  passengers  for the year ended  March 31,  2004.  Fare wars,  "capacity  dumping" in which a competitor places  additional  aircraft on selected routes, and other  activities  could  adversely  affect  us.  The future  activities  of United and other carriers may have a material  adverse  effect on our revenues and results of  operations.  United has applied for and received authorization to fly from Denver to Iztapa/Zihuantanejo and Cabo San
Lucas,  Mexico which  we  began  service to  during the 2003-2004 winter season.  United has also applied for service from Denver to Cancun and Puerto Vallarta, Mexico.  As  of June 1, 2004, they have not received authorization for that service.  Most of our current and potential  competitors have significantly greater financial resources, larger route networks, and superior market identity.
In addition,  United is currently operating under the protection of Chapter 11 of the  Bankruptcy
Code.  As it seeks to develop a plan of reorganization,  United has created a low-cost  operation in order to compete  more  effectively with us and other low-cost  carriers.  Denver is a hub for its  new  low-cost  operation,  which  began  in  February  2004. United’s  low-cost venture may place downward  pressure on air fares charged in the Denver market and  adversely  affect our market  share at DIA and our ability to maintain  yields required for profitable operations.  The uncertainty  regarding  United’s  business  plan,  its  ability to restructure under Chapter
11, and its potential  for placing  downward  pressure on air fares charged  in the Denver market are risks on our ability  to  maintain  yields required for profitable  operations.  In addition, in the last two years Alaska  Airlines,  Spirit  Airlines, JetBlue Airways,  AirTran  Airways and
ATA Airlines,  Inc. have commenced  service at DIA. These airlines have offered low  introductory fares  and  compete  on several  of our routes.  Competition  from these airlines could adversely affect us.

We  may  not  have  access  to  adequate  gates  or  airport  slots,  which  could  decrease  our competitiveness.

         The  number of gates  available to us at DIA may be limited due to  restricted  capacity or disruptions  caused by airport  renovation  projects.  Available gates may not provide for the best overall  service to our  customers,  and may prevent us from  scheduling  our flights during peak or opportune  times.  As a temporary solution to meet our need for additional  gates at DIA, we have gained the  temporary use of two gates,  and the  permanent  use of one gate,  previously used by United  Airlines on the East end of  Concourse A. We are also using two  temporary  gates that DIA  constructed  on the West end of  Concourse  A. We are  currently  negotiating  with the
City and County of Denver for the  construction  of a  permanent  expansion  to  Concourse A that would  provide  us with up to four  additional  mainline  gates  and  four or five  regional  jet positions.  However,  final terms for this  construction  project and our lease of the  expansion gates  have not been  determined,  and  there  is some  risk  that  final  agreement  will not be reached,  or may not be reached in time to provide  the  additional  gates by the time we need to return  gates to United.  If we are unable to obtain  additional  gates at DIA,  we may be forced to move a portion of our  operations  to another  airport,  potentially  resulting  in  increased operating  costs,  or to schedule our flights at DIA in a manner that would provide our passenger with less  efficient  service.  Any failure to obtain  gate  access at DIA or the other  airports that we serve could  adversely  affect us. In  addition,  the number of gates  available to us at other  airports  may be  limited  due to  restricted  capacity  or  disruptions  caused  by major renovation projects.

         We could  encounter  barriers  to  airport  slots that would deny or limit our access to the airports  that we currently  use or intend to use in the future.  A slot is an  authorization to schedule a takeoff or landing at the  designated  airport  within a specific time window.  The
FAA must be advised of all slot  transfers  and can  disallow  any such  transfer.  In the United
States,  the FAA  currently  regulates  slot  allocations  at  O’Hare  International  Airport  in
Chicago,  JFK and  LaGuardia  Airports in New York City,  and Ronald Reagan  National  Airport in
Washington  D.C.  We use LaGuardia  Airport  and Ronald  Reagan  National  Airport in our current operations.  The FAA’s slot  regulations  require  the use of each slot at least 80% of the time, measured on a monthly basis.  Failure to comply with these  regulations may result in a recall of the slot by the FAA. In addition,  the slot  regulations  permit the FAA to withdraw the slots at any  time  without  compensation  to  meet  the  operational  needs  of the  U.S.  Department  of
Transportation,  or DOT. We also have  commenced  service to John Wayne Airport in Orange County,
California,  which  limits  arrivals and  departures  as a result of slot  allocations  for noise control  purposes.  Our ability to increase slots at these  regulated  airports is limited by the number of slots available for takeoffs and landings.

We experience high costs at DIA, which may impact our results of operations.

         We  operate  our hub of flight  operations  from DIA  where we  experience  high  costs.
Financed  through  revenue  bonds,  DIA  depends on  landing  fees,  gate  rentals,  income  from airlines,  the  traveling  public,  and other fees to generate  income to service its debt and to support  its  operations.  Our  cost of  operations  at DIA will  vary as  traffic  increases  or diminishes  at that  airport.  We believe that our operating  costs at DIA  substantially  exceed those that other  airlines  incur at most hub  airports  in other  cities,  which  decreases  our ability to compete  with other  airlines  with lower costs at their hub  airports.  In  addition,
United,  currently  operating  under  the  protection  of  Chapter  11 of  the  Bankruptcy  Code,
represents  a  significant   tenant  at  DIA.  At  this  time,  United  and  DIA  have  completed negotiations  relating to the  restructuring of its lease agreement in a fashion that reduced the amounts  United is  required  to pay under its lease.  Normally,  the  decrease  in  payments  by
United  would  result in the  increase  in  amounts  paid by all other  airlines.  At this  time, however,  the City and County of Denver has agreed to offset the decrease  negotiated  by United.
The City’s  obligation  to make  these  offset  payments  is  subject  to  rescission  in certain circumstances.  If these  payments  are  rescinded,  if the  renegotiated  lease is not  approved under  United’s  final  plan of  reorganization,  or if United  otherwise  significantly  reduces operations at DIA, our overall costs at DIA may significantly increase.

Our transition to an Airbus fleet creates risks.

         As of June 1, 2004,  we operate 9 Boeing  aircraft  and 32 Airbus  aircraft.  We plan to transition  our fleet so that we are operating  only Airbus  aircraft by September  2005.  One of the key  elements  of  this  strategy  is to  produce  cost  savings  because  crew  training  is standardized  for  aircraft of a common  type,  maintenance  issues are  simplified,  spare parts inventory is reduced,  and scheduling is more efficient.  However,  during our transition  period we will be incurring  additional  costs associated with retraining our Boeing crews in the Airbus aircraft.  We also may retire the Boeing aircraft in advance of the end of the lease  agreements, which causes us to recognize  remaining  lease  obligations  as expense in the current period and to incur costs associated with returning the aircraft.

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

         In addition,  once we operate only Airbus  aircraft we will be  particularly  vulnerable
to  any  problems  that  might  be  associated  with  these  aircraft.   Our  business  would  be
significantly  disrupted  if an FAA  airworthiness  directive  or service  bulletin  were issued, resulting  in the  grounding  of all Airbus  aircraft of the type we operate  while the defect is being  corrected.  Our business could also be harmed if the public avoids flying Airbus  aircraft due to an adverse  perception  about the  aircraft’s  safety or  dependability,  whether  real or perceived,  in the event of an accident or other  incident  involving  an Airbus  aircraft of the type we fly.

We are reliant on one vendor to provide our LiveTV service.

         One of the  unique  features  of our  Airbus  fleet  is that  every  seat in each of our
Airbus  aircraft  will be equipped with LiveTV.  LiveTV is provided by LiveTV,  LLC, a subsidiary of  JetBlue  Airways,  a  competitor  of ours.  We do not know of any other  company  that  could provide us with LiveTV  equipment  and if LiveTV were to stop  supplying us with the equipment or service for any reason,  we could lose one of the unique services that  differentiate us from our competitors.

Our maintenance expenses may be higher than we anticipate.

         We  bear  the  cost of all  routine  and  major  maintenance  on our  owned  and  leased aircraft.  Maintenance  expenses  comprise a significant  portion of our operating  expenses.  In addition,  we are required  periodically  to take  aircraft out of service for heavy  maintenance checks,  which can  adversely  increase  costs and reduce  revenue.  We also may be  required  to comply with  regulations  and  airworthiness  directives  the FAA  issues,  the cost of which our aircraft  lessors  may only  partially  assume  depending  upon  the  magnitude  of the  expense.
Although we believe that our purchased and leased  aircraft are currently in compliance  with all
FAA  issued  airworthiness  directives,   additional  airworthiness  directives  likely  will  be
required in the future, necessitating additional expense.

Our landing fees may increase because of local noise abatement procedures.

         Compliance  with local noise  abatement  procedures may lead to increased  landing fees.
As a result of  litigation  and pressure  from airport area  residents,  airport  operators  have taken actions over the years to reduce  aircraft noise.  These actions have included  regulations requiring  aircraft to meet prescribed  decibel limits by designated dates,  curfews during night
time  hours,   restrictions  on  frequency  of  aircraft  operations,   and  various  operational
procedures for noise  abatement.  The Airport Noise and Capacity Act of 1990 recognized the right of airport  operators with special noise problems to implement local noise  abatement  procedures as long  as the  procedures  do not  interfere  unreasonably  with  the  interstate  and  foreign commerce of the national air transportation system.

         An  agreement  between  the City and County of Denver and  another  county  adjacent  to
Denver specifies  maximum aircraft noise levels at designated  monitoring  points in the vicinity of DIA with  significant  payments  payable by Denver to the other county for each  substantiated noise violation under the agreement.  DIA has incurred these payment  obligations and likely will incur  such  obligations  in the  future,  which it will  pass on to us and  other  air  carriers serving DIA by increasing landing fees.  Additionally,  noise regulations could be enacted in the future  that  would  increase  our  expenses  and could  have a  material  adverse  effect on our operations.

We have a limited number of aircraft,  and any unexpected  loss of any aircraft could disrupt and harm our operations.

         Because  we have a  limited  number  of  aircraft,  if  more  than  one of our  aircraft unexpectedly  are taken out of service,  our operations may be disrupted.  We can schedule all of our aircraft for regular  passenger  service and only maintain limited spare aircraft  capability should one or more aircraft be removed from scheduled service for unplanned  maintenance  repairs or for  other  reasons.  The  unplanned  loss  of use of  more  than  one of our  aircraft  for a significant  period of time could have a material  adverse effect on our operations and operating results.  A replacement  aircraft may not be available or we may not be able to lease or purchase additional  aircraft on  satisfactory  terms or when  needed.  The market for leased or purchased aircraft fluctuates based on worldwide economic factors that we cannot control.

Unionization affects our costs and may affect our operations.

         Three  of  our  employee  groups  have  voted  for  union  representation:  our  pilots, dispatchers,  and mechanics.  In addition,  since 1997 we have had union organizing attempts that were defeated by our flight  attendants,  ramp service agents, and stock clerks. We have received official  notification  from the NMB of a  representation  application for our material  services specialists  by the  International  Brotherhood  of  Teamsters.  An election has been  authorized which will be held from June 30, 2004  through  July 21, 2004 and the results  will be  announced on July 21, 2004.

         The collective  bargaining  agreements we have entered into with our pilots, dispatchers and mechanics have increased our labor and benefit  costs,  and  additional  unionization  of our employees  could  increase  our  overall  costs.  If any  group  of our  currently  non-unionized employees  were to  unionize  and we were  unable  to reach  agreement  on the terms of their and other  currently  unionized  employee  groups’  collective  bargaining  agreements  or we were to experience  widespread  employee  dissatisfaction,  we  could be  subject  to work  slowdowns  or stoppages.  In addition,  we may be subject to disruptions by organized  labor groups  protesting certain  groups for their  non-union  status.  Any of these  events  would be  disruptive  to our operations and could harm our business.

Our limited marketing alliances could harm our business.

         Many airlines have  marketing  alliances  with other  airlines,  under which they market and advertise their status as marketing  alliance  partners.  Among other things,  they share the use  of  two-letter  flight  designator  codes  to  identify  their  flights  and  fares  in  the computerized  reservation  systems and permit  reciprocity in their frequent flyer programs.  Our program partners  presently include Midwest Airlines and Virgin Atlantic  Airways,  but we do not
have the  significant  network of  marketing  partners  that many other airlines do.  Our limited marketing  alliances put us at a  competitive  disadvantage  to global  network  carriers,  whose ability to attract  passengers through more widespread  alliances,  particularly on international routes, may adversely affect our passenger traffic, and therefore our results of operations.

Our lack of an established  line of credit or borrowing  facility makes us highly  dependent upon our operating cash flows.

         Airlines  require  substantial  liquidity to operate under most  conditions.  We have no material  lines of  credit,  and rely  primarily  on  operating  cash  flows to  provide  working capital.  Unless we secure a line of credit,  borrowing  facility or other financing,  we will be dependent  upon our existing cash and  operating  cash flows to fund our  operations  and to make scheduled  payments on our debt and other fixed  obligations.  If we deplete our  existing  cash, fail to  generate  sufficient  funds from  operations  to meet these  cash  requirements  and are unable to secure a line of credit,  borrowing  facility or other  financing,  we could default on our debt and other fixed  obligations.  Our inability to meet our  obligations as they become due would seriously harm our business and financial results,  particularly,  as discussed earlier, in light of the cross-default clauses contained in many of our financing arrangements.

If we are unable to attract and retain  qualified  personnel at  reasonable  costs,  our business will be harmed.

         Our business is labor intensive,  with labor costs  representing  31.6% of our operating expenses  excluding  fuel for the year ended March 31, 2004 and 30.3% of our  operating  expenses excluding  fuel for the year ended March 31,  2003.  We expect  salaries,  wages and  benefits to increase on a gross basis and these costs could  increase as a percentage  of our overall  costs, which  could harm our  business.  Our growth  plans will  require us to hire,  train and retain a significant  number of new employees in the future.  From time to time, the airline  industry has experienced a shortage of personnel  licensed by the FAA,  especially  pilots and  mechanics.  We compete  against the major U.S.  airlines for labor in these highly  skilled  positions.  Many of the major U.S.  airlines  offer  wage and  benefit  packages  that  exceed  our wage and  benefit packages.  As a result, in the future,  we may have to significantly  increase wages and benefits in order to attract and retain qualified  personnel or risk considerable  employee  turnover.  If we are unable to hire,  train and retain  qualified  employees  at a reasonable  cost,  we may be unable to complete our growth plans and our business could be harmed.

Risks Associated with the Airline Industry

We may be subject to terrorist  attacks or other acts of war and  increased  costs or  reductions in demand for air travel due to hostilities in the Middle East or other parts of the world.

         On September  11,  2001,  four  commercial  aircraft  were  hijacked by  terrorists  and crashed  into The World Trade Center in New York City,  the  Pentagon in Northern  Virginia and a
field in  Pennsylvania.  These terrorist  attacks  resulted in an  overwhelming  loss of life and extensive  property  damage.  Immediately  after  the  attacks,  the FAA  closed  U.S.  airspace, prohibiting  all flights to, from and within the United States of America.  Airports  reopened on
September 13, 2001,  except for  Washington  D.C.  Ronald  Reagan  International  Airport,  which partially reopened on October 4, 2001.

         The  September  11 terrorist  attacks and the war in Iraq  created fear among  consumers and resulted in significant  negative economic impacts on the airline  industry.  Primary effects were substantial loss of revenue and flight  disruption costs,  increased  security and insurance costs,  increased  concerns about the potential for future terrorist  attacks,  airport shutdowns and flight  cancellations  and delays due to  additional  screening  of  passengers  and baggage, security breaches and perceived safety threats,  and significantly  reduced passenger traffic and yields due to the subsequent drop in demand for air travel.

         Given  the  magnitude  and  unprecedented  nature  of  the  September  11  attacks,  the uncertainty  and fear of consumers  resulting  from the war in Iraq,  or the  potential for other hostilities  in other parts of the world,  it is  uncertain  what  long-term  impact these events will or could have on the  airline  industry in general and on us in  particular.  These  factors could affect our  operating  results and financial  condition by creating  weakness in demand for air  travel,  increased  costs  due to  new  security  measures  and  the  potential  for  new or additional  government  mandates for security related  measures,  increased  insurance  premiums, increased fuel costs,  and uncertainty  about the continued  availability of war risk coverage or other insurances.  In addition,  several  plaintiffs filed lawsuits in the United States District
Court,  Southern  District of New York based on the events of September 11, 2001.  The complaints name as defendants  various  security  system  manufacturers  and suppliers and several  airlines that were  operating at Boston Logan  International  Airport and Portland  (Maine)  International
Jetport  on  September  11,  2001,  including  us.  The  complaints  generally  allege  that  the defendants failed to provide adequate  security systems or supervision of security  procedures at
Logan  Airport and  Portland  Jetport.  At this time,  we have been  dismissed  from all existing lawsuits,  but it is possible for plaintiffs to file new complaints  against us until the statute of limitations period expires.

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

Increases in fuel costs affect our operating costs and competitiveness.

         Fuel is a major component of our operating expenses,  accounting  for 17.7% of our total operating  expenses for the year ended March 31,  2004.  Both the cost and  availability  of fuel are  influenced  by many  economic and  political  factors and events  occurring in oil producing countries  throughout the world, and fuel costs fluctuate  widely.  Recently the price per barrel of oil is as at an all-time high and has  significantly  impacted our results of  operations.  We cannot predict our future cost and  availability  of fuel,  which affects our ability to compete.
The  unavailability  of  adequate  fuel  supplies  could  have a material  adverse  effect on our operations  and  profitability.  In addition,  larger  airlines may have a competitive  advantage because they pay lower prices for fuel. We generally  follow  industry  trends by imposing a fuel surcharge  in response  to  significant  fuel price  increases.  However,  our ability to pass on increased  fuel  costs may be  limited  by  economic  and  competitive  conditions.  Although  we implemented  a fuel  hedging  program in 2003,  under which we enter into Gulf Coast jet fuel and
West Texas  Intermediate  crude  derivative  contracts to partially  protect against  significant increases in fuel prices,  this program is limited in fuel volume and  duration.  As of March 31,
2004, we had hedged approximately 6.0% of our projected fuel  requirements for the quarter ending
June 30,  2004.  On May 21, 2004,  we entered  into an  additional  derivative  transaction  that hedge  approximately  25% of  our projected fuel requirements in the quarters ending December 31,
2004 and March 31, 2005.

The airline  industry  is  seasonal  and  cyclical,  resulting  in  unpredictable  liquidity  and earnings.

         Because the airline  industry is seasonal and cyclical,  our liquidity and earnings will fluctuate and be  unpredictable.  Our operations  primarily depend on passenger travel demand and seasonal  variations.  Our weakest  travel  periods are generally  during the quarters  ending in
March and December.  The airline industry is also a highly  cyclical  business  with  substantial volatility.  Airlines frequently experience short-term cash requirements.  These requirements are caused by seasonal  fluctuations  in traffic,  which often reduce cash during  off-peak  periods, and various  other  factors,  including  price  competition  from other  airlines,  national  and international  events,  fuel prices, and general economic  conditions  including  inflation.  Our operating  and  financial  results  are  likely  to  be  negatively  impacted  by  the  continued
stagnation in national or regional  economic  conditions in the United States,  and  particularly in Colorado.

         We, like many in the industry,  have seen a negative impact to passenger  traffic caused by the war with Iraq as well as  threats  of further  terrorist  activities.  The impact has been more  prevalent  with our business  traffic,  which is higher yield  traffic that books closer to the date of  departure,  than  with our  leisure  customers.  Even  though  the war with Iraq has impacted  us, we believe  that the larger,  more  established  carriers  are being  impacted to a greater extent as more price  sensitive  business  travelers who typically fly these carriers are looking for affordable  alternatives similar to the service we provide.  The larger carriers have reduced  their  "close-in"  fare  structure  to  more  aggressively  compete  for  this  traffic.
Aggressive  pricing  tactics  by our major  competitors  have had and could  continue  to have an impact on our business.

Security screening delays may negatively impact passenger traffic.

         The federal government is now responsible for conducting  security screening  activities at all  airports  in the United  States.  The  ability to  complete  this  screening  quickly and efficiently  depends  upon  the  adequacy  of the  security  screening  facilities  and  staffing levels.  At times the screening  system has resulted in  significant  delays at larger  airports.
It is believed  that these delays have resulted in a loss of  passengers  for shorter haul trips.
While we have not seen a drastic  reduction in passenger  traffic in our shorter routes, at times congestion  and delays at DIA from security  screening are  significant.  Airlines may be able to augment  security  services  in not vital  areas by hiring  support  staff,  which  will  further
increase  the  security  costs  being  paid  by  the  airlines.   Notwithstanding  such  support,
significant  delays caused by a lack of federal  resources may further reduce  passenger  traffic and our revenues.

The airline  industry tends to experience  adverse  financial  results  during  general  economic downturns, and recent airline financial results may lead to significant changes in our industry.

         Since  a  substantial   portion  of  both  business  and  leisure   airline   travel  is
discretionary,  the  industry  tends to  experience  adverse  financial  results  during  general
economic   downturns.   The  airline  industry  has  been  experiencing  a  decline  in  traffic, particularly  business traffic,  due to slower general economic conditions  beginning in 2000 and more  recently,  from the lingering  impact of the terrorist  attacks of September 11, 2001,  the war in Iraq and the  outbreak of severe acute  respiratory  syndrome.  The  industry  experienced record  losses for the year ended 2001 and the major U.S.  airlines  reported  net losses of more than $3.6 billion in calendar year ended December 31, 2003.

         In response to these adverse  financial  results,  some  airlines have been  reexamining
their   traditional   business   models  and  have  taken   actions  in  an  effort  to  increase
profitability,   such  as  reducing  capacity  and  rationalizing  fleet  types,  furloughing  or terminating  employees,  limiting service  offerings,  attempting to renegotiate  labor contracts and  reconfiguring  flight  schedules,  as well as other  efficiency and  cost-cutting  measures.
Despite these  business  model  adjustments,  financial  losses have continued and US Airways and
United filed for Chapter 11 bankruptcy  protection in 2002.  Additional airline  bankruptcies and restructurings  may occur,  potentially  resulting in substantial  change in our industry,  which could adversely affect our business.

Our insurance  costs have  increased  substantially  as a result of the September  11th terrorist attacks, and further increases in insurance costs would harm our business.

         Following the September 11 terrorist attacks,  aviation insurers dramatically  increased airline  insurance  premiums and significantly  reduced the maximum amount of insurance  coverage available to airlines for liability to persons other than  passengers  for claims  resulting from acts of  terrorism,  war or similar  events to $50  million  per event and in the  aggregate.  In light of this development,  under the Air  Transportation  Safety and System  Stabilization  Act,
the U.S.  government  has provided  domestic  airlines  with excess war risk  coverage  above $50 million up to an estimated $1.6 billion per event for us.

         In  December  2002,  under  the  Homeland  Security  Act of 2002,  the  U.S.  government expanded  its  insurance  program to permit  airlines  to elect  either the  government’s  excess third-party  coverage  or for the  government  to become the  primary  insurer  for all war risks coverage.  We elected the latter in February 2003 and  discontinued  the  commercially  available war risk  coverage.  The  Appropriations  Act  authorized  the  government to offer both policies through  August 31, 2004. We cannot assure you that this coverage will  continue.  We expect that if the  government  stops  providing  war risk  coverage to the airline  industry,  the  premiums charged by aviation  insurers for this  coverage will be  substantially  higher than the premiums currently charged by the government.  Significant  increases in insurance premiums would harm our financial condition and results of operations.

Our  financial  results  and  reputation  could be harmed in the event of an accident or incident involving our aircraft.

         An  accident  or  incident  involving  one of  our  aircraft  could  involve  repair  or replacement  of a  damaged  aircraft  and its  consequential  temporary  or  permanent  loss from service,  and significant  potential claims of injured passengers and others.  We are required by the DOT and our lenders and lessors to carry hull,  liability  and war risk  insurance.  Although we believe we  currently  maintain  liability  insurance  in  amounts  and of the type  generally consistent  with  industry  practice,  the amount of such coverage may not be adequate and we may be forced to bear  substantial  losses from an accident.  Substantial  claims  resulting  from an accident  in excess of our related  insurance  coverage  would harm our  business  and  financial results.  Moreover,  any aircraft  accident or  incident,  even if fully  insured,  could cause a public  perception  that we are less safe or reliable than other  airlines,  which would harm our business.

We are in a high fixed cost business, and any unexpected decrease in revenues would harm us.

         The  airline  industry  is  characterized  by low profit  margins  and high fixed  costs primarily for personnel,  fuel, aircraft ownership and lease costs and other rents.  The expenses of an aircraft flight do not vary  significantly  with the number of passengers carried and, as a result,  a  relatively  small  change in the  number of  passengers  or in  pricing  would have a disproportionate  effect  on the  airline’s  operating  and  financial  results.  Accordingly,  a shortfall from expected  revenue levels can have a material  adverse effect on our  profitability and liquidity.  Airlines are often affected by factors  beyond their control,  including  weather conditions,  traffic congestion at airports and increased  security measures,  any of which could harm our operating results and financial condition.

         Like other  airlines,  we are subject to delays  caused by factors  beyond our  control, including adverse weather  conditions,  air traffic congestion at airports and increased security measures.  Delays frustrate  passengers,  reduce aircraft  utilization and increase costs, all of which  negatively  affect  profitability.  During  periods of snow,  rain,  fog,  storms or other adverse weather conditions,  flights may be cancelled or significantly delayed.  Cancellations or delays due to weather  conditions,  traffic control  problems and breaches in security could harm our operating results and financial condition.

We are subject to strict federal regulations,  and compliance with federal regulations  increases our costs and decreases our revenues.

         Airlines  are  subject to  extensive  regulatory  and legal  requirements  that  involve significant  compliance  costs.  In the last several years,  Congress has passed laws and the DOT and FAA have  issued  regulations  relating  to the  operation  of  airlines  that have  required significant  expenditures.  For example,  the President signed into law the  Stabilization Act in
November 2001.  This law  federalized  substantially  all aspects of civil aviation  security and requires,  among other things,  the  implementation  of certain security measures by airlines and airports,  including a requirement  that all passenger  baggage be screened.  Funding for airline and airport  security under the law is primarily  provided by a new $2.50 per enplanement  ticket tax effective  February 1, 2002, with authority  granted to the TSA to impose  additional fees on air carriers if  necessary.  Under the  Appropriations  Act enacted on April 16, 2003,  the $2.50 enplanement  tax was  temporarily  suspended on ticket sales from June 1, 2003 through  September
30,  2003.  This  enplanement  tax  resumed on October 1, 2003.  In  addition,  the  acquisition, installation and operation of the required baggage  screening  systems by airports will result in capital  expenses  and  costs by those  airports  that will  likely be passed on to the  airlines through  increased use and landing fees.  On February 17, 2002,  the Stabilization  Act imposed a base security  infrastructure  fee on commercial  air carriers in an amount equal to the calendar year ended 2000 airport security expenses.  The infrastructure fee for us is $1,625,000  annually subject to final audit.  The  Administration  is proposing a  legislative  change to the Aviation and  Transportation  Security  Act that would more than  double the amount of the  infrastructure fees paid by  airlines  under the  Aviation  Security  Infrastructure  Fee. It is  impossible  to determine  at this time  exactly  what the full cost  impact  will be of the  increased  security measures imposed by the Stabilization Act.

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

Substantial consolidation in the airline industry could harm our business.

         Since  its  deregulation  in  1978,  the  airline  industry  has  undergone  substantial
consolidation   through  mergers  and  strategic   alliances,   and  it  may  undergo  additional
consolidation  in the  future.  Recent  economic  conditions  and  airline  financial  losses may contribute  to further  consolidation  within our  industry.  Any  consolidation  or  significant alliance  activity  within the airline  industry  could  increase  the size and  resources of our competitors, which, in turn, could adversely affect our ability to compete.

Item 2:  Properties

Aircraft

       As of June 1, 2004,  excluding  JetExpress,  we operate 9 Boeing 737  aircraft,  26 Airbus
A319 aircraft, and 6 Airbus A318 aircraft in all-coach seating  configurations.  The age of these aircraft,  their passenger  capacities and expiration  years for the leased aircraft are shown in the following table:

                                                              Approximate
                                                               Number of
Aircraft             No.of             Year of                 Passenger              Lease
Model              Aircraft          Manufacture                 Seats              Expiration

B-737-300             9               1986-1998                   136               2004-2006
A319                  9               2001-2003                   132                 owned
A319                 17               2001-2004                   132               2007-2016
A318                  5               2002-2003                   114                 owned
A318                  1                 2004                      114                  2016

         We have adopted a fleet  replacement  plan to phase out our Boeing  aircraft and replace them with a  combination  of Airbus A319 and A318  aircraft.  In March 2000,  we entered  into an agreement,  as  subsequently  amended in 2003,  to purchase 32 Airbus  aircraft.  As of March 31,
2004, we had taken  delivery of 16 of these  aircraft,  one of which we sold in December 2002 and leased back.  Prior to the  delivery of the aircraft we assigned two of the purchase  commitments to two lessors in February  2003 and  September  2003.  We agreed to lease two of these  aircraft over a  five-year  term and the third  for a 12-year  term.  In  January  2004,  we  executed  an agreement for the  sale-leaseback  of two A319  aircraft  scheduled for delivery in June and July
2004.  There are no other  purchased  aircraft  scheduled  for  delivery  until  June  2005.  Our purchase  agreement with Airbus also includes  purchase rights for up to 23 additional  aircraft, and allows us to  purchase  Airbus  A318 or A320  aircraft  in lieu of the A319  aircraft  at our option.  The  agreement  also  requires  us to lease  at  least  three  new  Airbus  A319 or A320 aircraft  from  operating  lessors  for  delivery  in  calendar  year 2004,  one of which we took delivery  of in February  2004 and the  remaining  two are to be leased  under  operating  leases beginning  with their  delivery in April 2004 and May 2004.  As of March 31,  2004,  we intend to lease as many as 22  additional  A318 or A319  aircraft  from third party  lessors  over the next three years.  We have remaining firm purchase commitments for 14 Airbus  aircraft,  excluding the
June and July 2004  sale-leaseback  aircraft.  We plan to  completely  phase out our older Boeing aircraft by September 30, 2005, and anticipate the following  fleet  composition as of the end of each fiscal year through 2008:

Fiscal Year Ending        A319          A318          B737-300          End
                                                                      of Year
                                                                    Cumulative
                                                                   Total Fleet

March 31, 2005             37             7               4              48
March 31, 2006             43             7               0              50
March 31, 2007             50             7               0              57
March 31, 2008             55             7               0              62

         This table does not include  any of the 23 Airbus  aircraft  for which we have  purchase rights,  which would allow us to take delivery of additional  A319 or A320 aircraft  beginning in fiscal year 2006.

         During the year  ended  March 31,  2004,  we ceased  using the  remaining  three  Boeing
737-200  leased  aircraft,  two of which had lease  terminations  in October  2003 and one with a lease  termination  date in  October  2005.  We also  took six  Boeing  737-300  aircraft  out of service due to lease expirations.

Facilities

         In January 2001, we moved our general and  dministrative  offices to a new  headquarters facility near DIA, where we lease  approximately  70,000 square feet of space for a lease term of
12 years at an average annual rental of  approximately  $964,000 plus  operating and  maintenance expenses.  In May 2004 we  leased  an  additional  14,000  square  feet of  space  in a  building adjacent to our main  headquarters  beginning July 2004 for a lease term of 4 years at an average annual rental of approximately $266,000 plus operating and maintenance expenses.

         The Denver reservations facility relocated in July 2001 to a 16,000 square foot facility, also in Denver,  which we have  leased for a 10-year  lease term at an average  annual  rental of approximately  $141,000 plus operating and maintenance  expenses.  In August 2000, we established
a  second   reservations   center  facility  in  Las  Cruces,   New  Mexico.   This  facility  is
approximately  12,000  square  feet and is leased for a term of 122  months at an average  annual rental of approximately $129,000 plus operating and maintenance expenses.

         We have entered into an airport lease and facilities agreement expiring in 2010 with the
City and  County of Denver at DIA for  ticket  counter  space,  gates and  associated  operations space at a current  annual rental rate of  approximately  $10,368,000  for these  facilities.  We anticipate  leasing an additional  two gates  beginning July 2004 and are  negotiating  the final details of the lease amendment.

         We sublease a portion of Continental  Airlines’ hangar at DIA until  February 2007 for a current annual rental of approximately  $2,904,000.  Upon 18 months written notice,  either party can terminate the agreement.

         Each of our airport locations requires  leased space  associated  with gate  operations, ticketing and baggage operations.  We either lease the ticket counters,  gates and airport office facilities at each of the airports we serve from the  appropriate  airport  authority or sublease them from other  airlines.  Total annual rent  expense for these  facilities,  excluding  DIA, is approximately  $12,681,000  based on rents  paid for the month of March  2004.  Additionally,  we lease maintenance  facilities in Kansas City,  Missouri and Phoenix,  Arizona at a current annual
rental  of  approximately  $172,000  for  these  facilities.   In  August  2003,  we  closed  our
maintenance  facility in El Paso,  Texas but we are still  obligated for the monthly rent through
August  2007.  The  current  annual  rental  for  our El  Paso,  Texas  maintenance  facility  is approximately $88,000

Item 3:  Legal Proceedings

         From time to time, we are engaged in routine litigation  incidental to our business.  We believe  there are no legal  proceedings  pending  in which we are a party or of which any of our property is the subject that are not  adequately  covered by insurance  maintained by us or which have  sufficient  merit to result in a  material  adverse  affect  upon our  business,  financial condition, results of operations, or liquidity.

Item 4:  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this  report,  we did not submit any matters to a vote of our security holders through the solicitation of proxies or otherwise.

                                             PART II

Item 5: Market for Common  Equity,  Related  Stockholder  Matters and Issuer  Purchases of Equity
Securities

Price Range of Common Stock

         The following table shows the range of high and low sales prices per share for our common stock for the periods  indicated  and as reported by Nasdaq  through  June 1, 2004.  As of June 1,
2004, there were 1,401 holders of record of our common stock.

                                                Price
                                               Range of
                                                Common
                                                Stock
             Quarter Ended             High                   Low

             June 30, 2002        $    20.00                  7.75
             September 30, 2002         8.98                  4.43
             December 31, 2002          8.00                  4.00
             March 31, 2003             7.12                  3.51

             June 30, 2003             10.00                  4.95
             September 30, 2003        18.26                  9.06
             December 31, 2003         19.40                 11.94
             March 31, 2004            15.17                  8.90

             June30, 2004 (through     11.63                  8.49
             June 1, 2004)

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

Securities Authorized for Issuance Under Equity Compensation Plans

         The information required by this Item is  incorporated  herein by  reference to the data under the heading  "Securities  Authorized for Issuance Under Equity  Compensation  Plans" in the
Proxy  Statement  to be used in  connection  with the  solicitation  of  proxies  for our  annual meeting  of  shareholders  to be held on  September  9,  2004.  We intend to file the  definitive
Proxy Statement with the SEC on or before July 30, 2004.

Item 6:  Selected Financial Data

         The following selected financial and operating data as of and for each of the years ended
March 31, 2004,  2003, 2002,  2001, and 2000 are derived from our audited  financial  statements.
This data should be read in conjunction with  "Management’s  Discussion and Analysis of Financial
Condition  and  Results of  Operations,"  and the  financial  statements  and the  related  notes thereto included elsewhere in this report.

                                      2004          2003          2002         2001          2000
                                          (Amounts in thousands except per share amounts)
Statement of Operations Data:
Total operating revenues         $  643,679    $  469,936    $  445,075   $  472,876    $  329,820
Total operating expenses            615,682       500,727       428,689      392,155       290,511
Operating income (loss)              27,997       (30,791)       16,386       80,721        39,309
Income  (loss)  before  income
  tax expense (benefit) and
  cumulative effect of change
  in accounting principle            20,457       (39,509)       24,832       88,332        43,415
Income tax expense (benefit)          7,822       (14,655)        8,282       33,465        16,954
Income (loss) before cumulative
  effect of change in accounting
  principle                          12,635       (24,854)       16,550       54,868        26,460
Cumulative effect of change in
  accounting principle                 -            2,011          -            -              549
Net income (loss)                    12,635       (22,843)       16,550       54,868        27,010
Income (loss) pershare
  before cumulative effect
  of a change in accounting
  principle:
    Basic                              0.39         (0.84)         0.58         2.02          1.02
    Diluted                            0.36         (0.84)         0.56         1.90          0.94
Net income (loss) per share:
    Basic                              0.39         (0.77)         0.58         2.02          1.04
    Diluted                            0.36         (0.77)         0.56         1.90          0.95

Balance Sheet Data:
Cash and cash equivalents        $  188,609    $  102,880     $  87,555   $  109,251     $  67,851
Current Assets                      269,733       191,291       193,393      199,794       140,361
Total assets                        769,706       588,315       413,685      295,317       187,546
Current liabilities                 181,659       130,519       152,064      136,159        98,475
Long-term debt                      280,001       261,739        66,832          204           329
Total liabilities                   511,764       429,348       244,552      150,538       106,501
Stockholders’ equity                257,942       158,967       169,133      144,779        81,045
Working capital                      88,074        60,772        41,329       63,635        41,886

                                                          Year Ended March 31,
                                      2004          2003          2002         2001          2000
Selected Operating Data:
Passenger revenue (000s) (1)
        Mainline                 $  615,390    $  460,188     $ 435,946   $  462,609     $ 320,850
        Regional partner  (2)        11,191          -             -            -             -
        System combined             626,581       460,188       435,946      462,609       320,850
Revenue passengers carried (000s)
        Mainline                      5,569         3,926         3,069        3,017         2,284
        Regional partner  (2)           115          -             -            -             -
        System combined               5,684         3,926         3,069        3,017         2,284
Revenue passenger miles (RPMs)(000s)(3)
        Mainline                  5,120,587     3,599,553     2,756,965    2,773,833     2,104,460
        Regional partner  (2)        75,974          -             -            -             -
        System combined           5,196,561     3,599,553     2,756,965    2,773,833     2,104,460
Available seat miles (ASMs) (000s) (4)
        Mainline                  7,153,740     6,013,261     4,592,298    4,260,461     3,559,595
        Regional partner (2)        111,144          -             -            -             -
        System combined           7,264,884     6,013,261     4,592,298    4,260,461     3,559,595
Passenger load factor (5)
        Mainline                      71.6%         59.9%         60.0%        65.1%         59.1%
        Regional partner  (2)         68.4%          -             -            -             -
        System combined               71.5%         59.9%         60.0%        65.1%         59.1%
Mainline break-even load factor (6)   68.8%         65.0%         56.6%        52.7%         51.1%
Mainline block hours (7)            142,466       120,297        92,418       83,742        71,276
Mainline departures                  61,812        53,081        41,736       38,556        33,284
Mainline average seats per
  departure                             132           132           132          132           129
Mainline average stage length           877           858           834          837           829
Mainline average length of haul         919           917           898          919           921
Mainline average daily block hour
  utilization (8)                      10.4           9.8           9.1          9.4           9.9
Yield per RPM (cents) (9) (10)
        Mainline                      11.96         12.74         15.78        16.66         15.23
        Regional partner  (2)         14.73          -             -            -             -
        System combined               12.01         12.74         15.78        16.66         15.23
Total yield per RPM (cents) (11)
        Mainline                      12.35         13.06         16.14        17.05         15.67
        Regional partner  (2)         14.73          -             -            -             -
        System combined               12.39         13.06         16.14        17.05         15.67
Yield per ASM (cents) (10) (12)
        Mainline                       8.56          7.63          9.47        10.85          9.00
        Regional partner  (2)         10.07          -             -            -             -
        System combined                8.59          7.63          9.47        10.85          9.00
Total yield per ASM (cents) (13)
        Mainline                       8.84          7.81          9.69        11.10          9.27
        Regional partner  (2)         10.07          -             -            -             -
        System combined                8.86          7.81          9.69        11.10          9.27

                                                          Year Ended March 31,
                                    2004          2003          2002         2001         2000
Selected Operating Data (continued):
Cost per ASM (cents)
        Mainline                       8.40          8.33          9.33         9.20          8.16
        Regional Partner  (2)         13.17          -             -            -             -
        System Combined                8.47          8.33          9.33         9.20          8.16
Fuel expense per ASM (cents)           1.52          1.43          1.33         1.66          1.25
Mainline cost per ASM
  excluding fuel (cents) (14)          6.88          6.90          8.00         7.54          6.91
Mainline average fare (15)             $104          $109          $132         $146          $134
Mainline  average  aircraft in
  service                              37.3          33.8          27.8         24.5          19.7
Mainline  aircraft  in service
  at end of year                       38.0          36.0          30.0         25.0          23.0
Mainline average age of
  aircraft at end of year               3.9           7.4          10.6         11.4          10.5

(1)  "Passenger revenue" includes revenues for non-revenue passengers, charter revenues, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.
(2)  In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress  brand. The  service  began on
     January 1, 2004 and replaced our codeshare with Mesa Airlines which terminated on December 31,
     2003. In  accordance  with Emerging  Issues Task Force No.  01-08,  "Determining  Whether an
     Arrangement  Contains a Lease" ("EITF 01-08"),  we have concluded that the Horizon agreement contains  leases as the  agreement  conveys the right to use a specific  number and specific type of aircraft over a stated period of time.  Therefore,  we began recording  revenues and expenses  related to the Horizon  agreement  gross.  Under the Mesa  agreement,  we recorded
     JetExpress  revenues  reduced  by  related  expenses  net  in  other  revenues.   JetExpress
     operations  under the Mesa  agreement  from  April 1,  2003 to  December  31,  2003 and from
     February 1, 2003 to March 31, 2003 are not included in regional  partner  statistics in 2004 and 2003 as the Mesa  arrangement was effective prior to May 28, 2003, the effective date of
     EITF 01-08.

     Amounts  included in other revenues for Mesa for the years ended March 31, 2004, 2003, 2002,
2001 and 2000 were as follows:

                                                             Year Ended March 31,
                                         2004          2003          2002         2001         2000

     Mesa revenues (000s)          $    25,155    $    1,608    $     -       $    -       $    -
     Mesa expenses (000s)              (23,438)       (2,314)         -            -            -
     Net amount in other revenues  $     1,717    $     (706)   $     -       $    -       $    -
                                 ====================================================================

     Mesa’s  revenue  passenger  miles (RPMs) and available seat miles (ASMs) for the years ended
     March 31, 2004, 2003, 2002, 2001 and 2000 were as follows:

                                                             Year Ended March 31,
                                         2004          2003          2002         2001         2000
     Mesa RPMs (000s)                  148,163        11,004          -            -             -
     Mesa ASMs (000s)                  174,435        17,759          -            -             -

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
(6)  "Mainline break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.  The  break-even  load  factor  for the year ended  March 31,  2004  includes  the following  special  items net of the  effect of profit-sharing:  $13,842,000 of compensation received  under  the  Appropriations Act, the write-off of deferred loan costs of $9,677,000 associated  with the  prepayment  of all of  the  government  guaranteed  loan; a charge for
     Boeing  aircraft  and  facility  lease  exit  costs  of  $4,949,000;  a  loss  of $1,664,000 on  the  sale  of  one  Airbus  aircraft  in  a  sale-leaseback  transaction  and  from  the sale of a spare engine;  a write down of  $3,376,000 of the carrying  value of spare engines and rotable parts that support the Boeing  737-300  aircraft;  and $1,061,000 of flight crew training  expenses  related to the  start-up of our new  Frontier  JetExpress  regional  jet relationship  with  Horizon.  The  break-even  load factor for the year ended March 31, 2003 includes  special  items net of the effect of profit-sharing of the cost associated with the early extinguishment of debt totaling  $1,774,000 and a write-down of the carrying values of the Boeing aircraft parts totaling $2,478,000.
(7)  "Mainline block hours" represent the time between  aircraft gate departure and aircraft gate arrival.
(8)  "Mainline average daily block hour utilization" represents the total block hours  divided by the number of aircraft days in service, divided by the  weighted  average of aircraft in our fleet during that period.  The number of aircraft includes  all  aircraft  on our  operating certificate,  which  includes  scheduled  aircraft,  as well as aircraft  out of service for maintenance and operational spare aircraft,  and excludes aircraft removed  permanently from revenue service or new aircraft not yet placed in revenue service.
(9)  "Yield per RPM" is determined  by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.
(10) For purposes of these yield calculations,  charter revenue is excluded from passenger revenue.
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
     not be viewed as a substitute  for our financial or  statistical  results based on GAAP. The calculation of passenger revenue excluding charter revenue is as follows:

                                                           Year Ended March 31,
                                         2004         2003          2002          2001         2000

     Passenger revenues -
     mainline, as reported          $  615,390    $  460,188    $  435,946   $  462,609    $  320,850
        Less: charter revenue            2,724         1,515         1,101          472           314
     Passenger revenues -
     mainline excluding charter        612,666       458,673       434,845      462,137       320,536
        Add: Passenger revenues
        - regional partner              11,191          -             -            -             -
     Passenger revenues,
     system combined                $  623,857    $  458,673    $  434,845   $  462,137    $  320,536
                                ========================================================================

(11) "Total yield  per RPM" is determined by  dividing total revenues by revenue passenger miles.
(12) "Yield per ASM" is determined by dividing  passenger revenues (excluding charter revenue) by available seat miles.
(13) "Total yield per ASM" is determined by dividing total revenues by available seat miles.
(14) This may be deemed a non-GAAP financial measure under regulations issued by the Securities and
     Exchange  Commission. We believe the  presentation of financial  information  excluding fuel expense is useful to investors because we believe that fuel  expense tends to fluctuate more than other operating expenses, it facilitates  comparison of  results of operations  between current  and  past periods and enables  investors  to better  forecast future  trends in our operations. Furthermore, in preparing operating plans and forecasts, we rely, in part,on trends in our historical results of operations excluding fuel expense.  However, our presentation of non-GAAP  financial  measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.
(15) "Mainline average fare" excludes revenue included in passenger revenue for charter and  non-
     revenue  passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

Item 7:         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Statistics

         The following table  provides  our  operating  revenues  and  expenses  for our mainline operations  expressed as mainline  costs per available  seat mile ("CASM") and as a percentage of total  mainline  operating  revenues,  for the  years  ended  March  31,  2004,  2003,  and 2002.
Regional  partner  revenues,  expenses  and  ASMs  were  excluded  from  this  table  to  provide comparable amounts to the prior years presented.

                                  2004                    2003                       2002
                            Per           %         Per          %             Per           %
                           total         of        Total        of            total         of
                            ASM        Revenue      ASM       Revenue          ASM        Revenue

Revenues:
    Passenger              8.60         97.3%      7.65        97.9%          9.49         97.9%
    Cargo                  0.11          1.3%      0.09         1.2%          0.15          1.5%
    Other                  0.13          1.4%      0.07         0.9%          0.05          0.6%
Total revenues             8.84        100.0%      7.81       100.0%          9.69        100.0%
                          ====================    ===================        ====================

Operating expenses:
    Flight operations      1.47         16.6%      1.42        18.2%          1.41         14.6%
    Aircraft fuel expense  1.52         17.2%      1.43        18.3%          1.33         13.7%
    Aircraft lease expense 0.98         11.1%      1.18        15.0%          1.42         14.6%
    Aircraft and traffic
      servicing            1.54         17.5%      1.44        18.4%          1.53         15.8%
    Maintenance            1.04         11.7%      1.26        16.1%          1.53         15.8%
    Promotion and sales    0.91         10.3%      0.88        11.3%          1.29         13.4%
    General and
      administrative       0.52          5.8%      0.43         5.6%          0.57          5.9%
    Aircraft lease and
      facility exit costs  0.07          0.8%       -            -             -             -
    Loss on sale-leaseback
      of aircraft          0.02          0.2%       -            -             -             -
    Depreciation and
      amortization         0.33          3.8%      0.29         3.7%          0.25          2.6%

Total operating expenses   8.40         95.0%      8.33       106.6%          9.33         96.4%
                          ====================    ===================        =====================

Results of Operations - Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

Overview

         We intend to continue our focused growth strategy, which includes a fleet transition from a Boeing  fleet to an all Airbus  fleet.  We intend to operate an all Airbus  fleet by  September
2005.  One of the key  elements  of  this  strategy  is to  produce  cost  savings  because  crew training is  standardized  for  aircraft of a common  type,  maintenance  issues are  simplified, spare parts  inventory is reduced,  and  scheduling is more  efficient.  As of March 31, 2004, we have remaining firm purchase  commitments for 14 Airbus  aircraft,  excluding two  sale-leaseback aircraft  expected  to be  delivered  in June and July  2004,  and  intend to lease as many as 22 additional  A318 or A319 aircraft  from third party lessors over the next three years.  We intend to use these  additional  aircraft to provide service to new markets and or to add frequencies to existing markets that we believe are underserved.

         The airline industry continues to operate in an intensely competitive  market. We expect competition  will remain intense,  as adverse  economic  conditions  continue to exist.  Business and leisure  travelers  continue to  reevaluate  their  travel  budgets and remain  highly  price sensitive.  Increased  competition has prompted  aggressive  strategies from competitors  through discounted  fares and  sales  promotions.  Additionally,  the  intense  competition  has  created financial  hardship for some of our competitors  that have been forced to reduce capacity or have been forced into bankruptcy protection.

         We believe we have a  proven  management  team  and a strong  company  culture  and will continue to focus on  differentiating  the product and service we provide to our  passengers.  We intend our product and service to be affordable,  flexible,  and accommodating.  This begins with our  employees  who  strive  to offer  friendly  customer  service  and keep  operations  running efficiently, which we believe leads to lower operating costs.

Year in Review

         While  the industry suffered significant losses during the year ended March 31, 2004, we returned to  profitability  during one of the most challenging  periods in the airline  industry.
During the  fiscal year ended  March 31, 2004, we had net income of $12,635,000.  This was driven by an increase in revenue  passenger  miles that has  outpaced our  increase in capacity, coupled with an increase in aircraft utilization, and a decrease in our mainline CASM.

Highlights from the 2004 Fiscal Year

     o   Took delivery of 11 new aircraft including seven Airbus A319 aircraft and four Airbus
         A318 aircraft,  and retired the final three Boeing 737-200s in the Company’s fleet.

     o   Began service to Milwaukee, Wisconsin; Orange County, California;  Cabo San Lucas, Mexico;
         Ixtapa/Zihuatanejo, Mexico; St. Louis, Missouri and Puerto Vallarta, Mexico.

     o   Generated net proceeds of $81,077,000 from a secondary offering of 5,050,000 shares of common stock in September 2003.

     o   Became the first airline to pay back the government-guaranteed ATSB loan.

     o   Announced plans for a new "focus" city in Los Angeles, with our first non-stop, point-
         to-point  flights outside of the Denver hub. Service began on April 11,  2004 with two daily non-stop flights from Los Angeles to Minneapolis/St. Paul, St.Louis, and Kansas
         City.

     o   Launched an aggressive branding campaign in support of "A Whole Different Airline"
         tagline,  which has increased visibility in the Denver market.

     o   Introduced a co-branded  Frequent Flyer MasterCard with Juniper Bank, which contributed to a 70.2% increase in EarlyReturns  membership  during the fiscal year ended March 31,
         2004.

     o   Partnered with a new regional jet provider, Horizon, which began operations as Frontier
         JetExpress on January 1, 2004, upon the expiration of the agreement with Mesa Air.

     o   Expanded our codeshare agreement with Great Lakes Airlines to serve Rapid City, South
         Dakota and Grand Junction Colorado.

     o   Enhanced the ease of customer check-in with the launch of "FlexCheck,"  a Frontier branded online and web-based check-in service, including FlexCheck kiosks at our Denver ticket counter.

Results of Operations

         We had net income of $12,635,000 or 36(cent)per diluted share for the year ended March 31,
2004 as compared to a net loss of $22,843,000 or 77(cent)per diluted share for the year ended March
31,  2003.  Included  in our net  income  for the year ended  March 31,  2004 were the  following special  items  before  the  effect  of  profit  sharing  and  income  taxes:  $15,024,000  of compensation  received  under the  Appropriations  Act offset by the  write-off of deferred  loan costs of $9,816,000  associated with the prepayment of all of the government  guaranteed  loan; a charge for Boeing  aircraft and facility lease exit costs of $5,372,000;  a loss of $1,806,000 on the sale of one Airbus  aircraft  in a  sale-leaseback  transaction  and from the sale of a spare engine;  a write down of  $3,665,000  of the carrying  value of spare  engines and rotable  parts that  support the Boeing  737-300  aircraft;  and  $1,152,000  of flight crew  training  expenses related  to  the  start-up  of  our  new  Frontier  JetExpress  regional  jet  relationship  with
Horizon. These items, net of income taxes and profit  sharing,  reduced net income by 12(cent)per diluted  share.  Our net loss for the year ended March 31,  2003  included a  $2,011,000  million after-tax  credit  for the  cumulative  effect  of a change  in  accounting  for  major  aircraft overhauls  from the accrual  method to the expense as  incurred  method.  The net loss before the cumulative  effect of the change in accounting was  $24,854,000,  or $0.84 per common share.  Our net loss for the year ended March 31, 2003  included  the  following  special  items on a pre-tax and profit sharing basis:  the cost  associated  with the early  extinguishment  of debt totaling
$1,774,000  and a write-down of the carrying  values of the Boeing spare  aircraft parts totaling
$2,478,000. These items, net of income taxes and profit sharing, increased our net loss by 9(cent)
per diluted share.

         Our mainline passenger yield per RPM was 11.96(cent)and 12.74(cent)for the years ended March
31, 2004 and March 31, 2003, respectively, or a decrease  of 6.1%.  Our length of haul was 919 and
917 miles for the years  ended March 31, 2004 and March 31,  2003,  respectively,  or an increase of .2%.  Our  mainline  average  fare was $104 for the year ended  March 31,  2004 as compared to
$109 for the year ended March 31,  2003,  a decrease of 4.6%.  The  decrease in the average  fare is offset by an increase in our  mainline  load factor to 71.6% for the year ended March 31, 2004 as compared to 59.9% for the year ended March 31, 2003,  an increase of 11.7  points.  As part of our new fare structure,  which we implemented in February 2003, our highest-level  business fares were initially  reduced by 25 to 45 percent,  and our lowest available walk-up fares were reduced by 38 to 77 percent.  The new fare  structure  was  comprised of six fare  categories  and capped all fares to and from Denver at $399 or $499 one-way,  excluding passenger facility,  security or segment  fees,  depending on length of haul.  In February  2004,  we capped all fares to and from
Denver at $314  one-way,  excluding  passenger  facility,  security  or  segment  fees,  with the exception  of  flights  to Mexico  and  Anchorage,  Alaska.  The $309 fare is a base fare of $299 plus a $15  fuel  surcharge,  which  is  temporarily  in  place.  The new  fare cap is a 25 to 50 percent  reduction  from the  February  2003 caps of $399 and $499.  Unlike some other  airlines, these  fares  can be  booked  each  way,  allowing  customers  to get the best  price on both the inbound and outbound  portion of their itinerary with no round-trip  purchase  required.  Our new
fare  structure   reinstated  some  of  the  advance   purchase   requirements  of  past  pricing
structures.  Although  this has created  downward  pressure on our mainline  passenger  yield per
RPM and  average  fare,  we believe  the effect on our  revenues  was  offset by an  increase  in passenger  traffic.  Our mainline  passenger  revenue per  available  seat mile  ("RASM") for the years  ended  March 31, 2004 and  March 31, 2003 was  8.56(cent) and 7.63(cent), respectively, an increase of 12.2%.  Additionally, we believe that our average fare during the year ended March 31,
2004 was  negatively impacted as a result of intense competition from United, a carrier operating under Chapter 11 bankruptcy protection, which is our principal competitor at DIA.  We also believe that  passenger  traffic  during the year ended March 31, 2003 was  impacted by the threat of war with Iraq,  which began in March 2003.  During March 2003,  the Denver area also  experienced  an unusual blizzard, which caused DIA to be closed for approximately two days.

         Our mainline cost per ASM for the year ended March 31, 2004 and 2003 was 8.40(cent) and 8.33
(cent), respectively, an increase of .07(cent) or .8%. Mainline CASM, excluding fuel for the year ended March 31, 2004 and 2003 were 6.88(cent) and 6.90(cent), respectively, a decrease of .02(cent)
or .3%.  Our mainline CASM increased during the year ended March 31, 2004 as a result of an increase in the average price of fuel per gallon from 96(cent) to $1.04 or an increase of .09(cent)per ASM;
an increase in aircraft and traffic servicing expenses combined with sales and promotions expenses of .13(cent) as a result of the increase in the number of passengers we serve and general increases in DIA facility charges as well as related increases in sales and promotion expenses for booking fees associated  with the increase in passengers, the ongoing costs of LiveTV service of .04(cent); and an increase  in  general and administrative expenses of .09(cent)as a result  of the  bonus  accrual associated with our return to profitability  and an increase in health  insurance  costs.  Mainline
CASM also increased over the prior comparable period .07(cent) for costs associated with aircraft lease and facility exit costs and .02(cent) for a loss on the sale-leaseback of an aircraft.  These increases were partially offset by a decrease of .20(cent)in aircraft lease expense as a result of replacing four leased aircraft with four  additional  purchased  aircraft,  offset by an increase in  related  depreciation expense of .04(cent) and a decrease of .22(cent)in  maintenance expense principally  as a result of the  reduction  in the number of  aircraft  in our Boeing  fleet that were replaced with new Airbus A319 and A318 aircraft.

         During the year ended March 31, 2004, our average daily block hour utilization increased to 10.4  from  9.8 for the  year  ended  March  31,  2003.  The  calculation  of our  block  hour utilization  includes  all  aircraft  that  are  on our  operating  certificate,  which  includes scheduled  aircraft,  as well as aircraft out of service for maintenance  and  operational  spare aircraft,  and excludes  aircraft  removed  permanently  from revenue service or new aircraft not yet placed in revenue service.  It also excludes Frontier JetExpress aircraft operated by Horizon.

         An airline’s  break-even  load factor is the  passenger  load factor that will result in operating  revenues being equal to operating  expenses,  assuming  constant revenue per passenger mile and  expenses.  For the years ended March 31, 2004 and 2003,  our mainline  break-even  load factors were 68.8% and 65.0%,  respectively,  compared to our achieved  passenger load factors of
71.6% and  59.9%.  Our  mainline  break-even  load  factor  increased  from the prior  comparable period  largely  as a result of a  decrease  in our  average  fare to $104  during the year ended
March 31, 2004 from $109 during the year ended March 31, 2003.

         Small fluctuations in our yield per revenue  passenger  mile or cost per available  seat mile can  significantly  affect  operating  results  because we, like other  airlines,  have high fixed  costs in  relation  to  revenues.  Airline  operations  are  highly  sensitive  to various factors,  including the actions of competing  airlines and general  economic  factors,  which can adversely affect our liquidity, cash flows and results of operations.

Revenues

         Our revenues are highly sensitive to changes in fare  levels.  Competitive  fare pricing policies  have a  significant  impact on our  revenues.  Because of the  elasticity  of passenger demand,  we believe  that  increases  in fares may at  certain  levels  result in a  decrease  in passenger  demand in many  markets.  We cannot  predict  future fare  levels,  which  depend to a substantial  degree on  competitive  factors  and the  economy.  When sale  prices or other price changes are  initiated by  competitors  in our markets,  we believe that we must,  in most cases, match those competitors.

         Passenger  Revenues - Mainline.  Passenger revenues from our mainline operations totaled
$615,390,000  for the year ended  March 31,  2004  compared  to  $460,188,000  for the year ended
March  31,  2003,  or an  increase  of  33.7%,  on  increased  ASMs of  1,140,479,000,  or 19.0%.
Passenger  revenues include revenues for reduced rate standby  passengers,  administrative  fees, and  revenue  recognized  for tickets  that are not used within one year from their issue  dates.
We carried  5,569,000  revenue  passengers  during  the year ended  March 31,  2004  compared  to
3,926,000  revenue  passengers  during the year ended March 31,  2003,  an increase of 41.8%.  We had an average of 37.3  aircraft  in our  mainline  fleet  during the year ended  March 31,  2004 compared  to an average of 33.8  aircraft  during the year ended March 31,  2003,  an increase of
10.4%.  RPMs for the year ended March 31, 2004 were  5,120,587,000  compared to 3,599,553,000 for the year ended  March 31,  2003,  an increase of 42.3%.  Our load factor  increased  to 71.6% for the year ended March 31,  2004 from 59.9% for the prior  comparable  period,  an increase of 11.7 points, or 19.5%.

         Passenger Revenues - Regional Partner. Regional partner revenues, consisting of revenues from Frontier  JetExpress  operated by Horizon,  totaled $11,191,000 for the year ended March 31,
2004 and none for the year  ended  March 31,  2003.  Horizon  began  service  January 1, 2004 and replaced the Frontier JetExpress service formerly provided by Mesa.  Revenues  from  the Frontier
JetExpress  service, formerly provided by Mesa, were netted against related expenses and included in "Other revenues"  for the nine months ended  December 31, 2003.  See  footnote  (2) in Item 6.
"Selected Financial  Data", which  explains the different  accounting  methods  for  our Frontier
JetExpress operations.

         Cargo  Revenues.  Cargo  revenues, consisting of revenues from freight and mail service, totaled  $8,077,000  and  $5,557,000  for the years ended March 31, 2004 and 2003,  respectively, representing  1.3% and 1.2%,  respectively,  of total  revenues,  an  increase  of  45.3%.  Cargo revenues  increased  over the prior  comparable  periods as a result of our new contract to carry mail under the United States Postal  Service  Commercial Air 2003 Air System  (CAIR-03)  program.
In  April  2003,  we were  selected  as one of only 18  airlines  in the  United  States  and the
Caribbean  to be  offered a 3-year  contract  to carry  products  for the  United  States  Postal
Service  ("USPS")  under the  CAIR-03  program.  The new  program  began on June 28,  2003.  This adjunct  to the  passenger  business  is highly  competitive  and  depends  heavily  on  aircraft
scheduling,   alternate   competitive   means  of  same  day   delivery   service  and   schedule
reliability.  In April  2004,  given  extensive  scanning  requirements  imposed by the USPS,  we determined  that  carrying  mail was not cost  effective  for us. We are working with the USPS to phase  out of this business.

         Other Revenues.  Other revenues, comprised principally of LiveTV sales, net revenue from the Mesa  codeshare  agreement,  liquor sales,  ground  handling  fees,  and excess baggage fees, totaled  $9,021,000  and  $4,191,000  or 1.4% and .9% of total  operating  revenues for the years ended March 31, 2004 and 2003,  respectively.  Other revenue  increased over the prior comparable period  predominately  as a result  of  LiveTV  sales and the Mesa  codeshare  agreement.  LiveTV sales commenced during the fourth fiscal quarter for the year ended March 31, 2003.

Operating Expenses

         Operating  expenses  include  those related to flight  operations,  aircraft and traffic servicing,  maintenance,  promotion  and  sales,  Frontier  JetExpress  operations,  general  and administrative and depreciation and amortization.  Total operating expenses were $615,682,000 and
$500,727,000,  respectively,  for the years ended March 31, 2004 and 2003, and represented  95.7%
and  106.6% of total  revenue,  respectively.  Operating  expenses  excluding  expenses  from our regional  partner  operations  totaled  $601,048,000 for  the year ended March 31, 2004, or 95.0%
of total  revenue,  excluding  regional partner  revenues.  Operating  expenses  decreased  as  a percentage  of revenue  during the year ended  March 31, 2004 as a result of an increase in total revenue as compared to the year ended March 31, 2003.

         Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and  benefits  totaled  $160,260,000 and  $125,847,000 and were 25.3% and 26.8% of total  revenues excluding regional partner revenues for the years  ended  March 31, 2004  and 2003,  respectively, an increase of 27.3%.  Salaries, wages and  benefits increased  over the prior  comparable periods largely as a result of our bonus accrual due to our return to profitability, overall wage increases, and an increase in the number of employees to support our ASM growth of 19.0% during the year ended
March 31, 2004 as well as the ASM growth that we expect for fiscal year 2005. Our employees increased from approximately 3,160 in March 2003 to approximately 4,100 in March 2004, or 29.7%.

         Flight Operations.  Flight operations expenses of $105,255,000 and $85,675,000 were 16.6%
and 18.2% of total revenue excluding revenues from our regional partner operations for the years ended March 31, 2004 and 2003,  respectively,  an increase of 22.9%.  Flight operations expenses include all  expenses related  directly to the  operation of the aircraft excluding depreciation of owned  aircraft and lease  expenses  and  including  insurance  expenses,  pilot  and  flight attendant compensation,  in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

         Aircraft  insurance  expenses  totaled  $9,950,000  (1.6%  of total  revenues  excluding revenues  from our  regional  partner  operations)  for the year ended March 31,  2004.  Aircraft insurance  expenses for the year ended March 31, 2003 were  $11,095,000  (2.4% of total  revenues
excluding   revenues  from  our  regional  partner   operations).   Aircraft  insurance  expenses
decreased per RPM as a result of less  expensive war risk coverage that is presently  provided by the FAA  compared  to the  coverage  that was  previously  provided  by  commercial  underwriters combined with a 30% decrease in our basic hull and liability  insurance  rates  effective June 7,
2003.  The  current  FAA war risk  policy is in effect  until  August  31,  2004.  We do not know whether the  government  will extend the coverage  beyond August 2004,  and if it does,  how long the  extension  will last.  We expect  that if the  government  stops  providing  excess war risk coverage to the airline  industry,  the premiums  charged by aviation  insurers for this coverage will be  substantially  higher  than the  premiums  currently  charged by the  government  or the coverage will not be available from reputable underwriters.

         Pilot  and  flight  attendant   salaries  before  payroll  taxes  and  benefits  totaled
$53,358,000 and $42,982,000 or 8.7% and 9.3% of passenger  revenue,  excluding  revenues from our regional  partner  operations,  for each of the  years  ended  March  31,  2004 and  2003,  or an increase  of 24.1%.  Pilot and flight  attendant  compensation  for the year ended March 31, 2004 increased as a result of a 10.4% increase in the average  number of mainline  aircraft in service and an  increase of 18.4% in mainline  block  hours,  respectively,  a general  wage  increase in flight  attendant  and pilot  salaries and  additional  crew  required to replace  those who were attending  training  on the Airbus  equipment.  We pay pilot and flight  attendant  salaries  for training,  consisting  of  approximately  six and three weeks,  respectively,  prior to scheduled increases  in service,  which can cause the  compensation  expense  during such periods to appear high  relative  to the average  number of  aircraft  in service.  During the year ended March 31,
2004,  we added two  additional  aircraft to our fleet and  replaced  nine Boeing  aircraft  with
Airbus aircraft.  We expect these  additional  costs to continue as we place additional  aircraft into service and continue to retire Boeing equipment.

         Aircraft Fuel Expense.  Aircraft  fuel  expenses  include  both the direct  cost of fuel including  taxes as well as the cost of delivering  fuel into the  aircraft.  Aircraft fuel costs of  $108,863,000  for  104,799,000  gallons  used and  $86,064,000  for  89,236,000  gallons used resulted in an average  fuel cost of $1.04 and 96(cent)per gallon for the years ended March 31, 2004 and 2003,  respectively.  Aircraft  fuel  expenses represented  17.2% and 18.3% of total revenue, excluding revenue from our regional partner operations,  for the years  ended  March 31, 2004 and
2003,  respectively.  Fuel  prices  are  subject to  change weekly,  as we  purchase a very small portion in advance for  inventory.  We  initiated  a fuel hedging  program in late November 2002, which  decreased fuel expense by $1,387,000 for the year ended March 31, 2004 and  decreased fuel expense $558,000 for the year ended March 31,  2003. Fuel consumption for the years ended March 31,
2004 and 2003 averaged 736 and 742 gallons per block  hour,  respectively,  or a decrease  of .8%.
Fuel  consumption  per block hour  decreased during the year ended March 31,  2004 from the prior year  because of the  more  fuel-efficient  Airbus  aircraft  added to our fleet coupled with the reduction in our Boeing fleet, which had higher fuel burn rates, partially offset by the increase in our load factors.

         Aircraft Lease Expenses.  Aircraft lease expenses, totaled  $70,061,000  (11.1% of total revenues  excluding  revenues from our regional  partner  operations) and  $70,239,000  (14.9% of total  revenues  excluding  revenues from our regional  partner  operations)  for the years ended
March 31,  2004 and 2003,  respectively,  or a decrease  of .3%.  The  decrease  is a result of a decrease in the average  number of leased  aircraft to 26.0 from 27.9, or 6.8%,  during the year ended March 31, 2004 compared to the same period in 2003.

         Aircraft  and  Traffic Servicing.   Aircraft  and  traffic   servicing   expenses   were
$110,378,000  and  $86,448,000  (an  increase  of 27.7%) for the years  ended  March 31, 2004 and
2003,  respectively,  and represented 17.5% and 18.4% of total revenues,  excluding revenues from our regional partner  operations.  Aircraft and traffic  servicing  expenses include all expenses incurred at airports,  including landing fees, facilities rental,  station labor, ground handling expenses  (passenger  and  cargo)  and  interrupted  trip  expenses  associated  with  delayed or
cancelled   flights.   Interrupted   trip  expenses  are  amounts  paid  to  other   airlines  to
reaccommodate  passengers  as well as hotel,  meal and other  incidental  expenses.  Aircraft and traffic  servicing  expenses increase with the addition of new cities and departures to our route system.  As of March 31, 2004,  we served 43 cities  compared to 38 as of March 31,  2003,  or an increase of 13.2%.  During the year ended March 31,  2004,  our mainline departures  increased to
61,812 from 53,081 during the year ended March 31, 2003, or 16.4%. Aircraft and traffic servicing expenses  were $1,786 per  departure  for the year ended March 31, 2004 as compared to $1,629 per departure  for the year ended March 31,  2003,  or an increase  of $157 per  departure.  Aircraft and traffic  servicing  expenses  increased  per  departure  as a result of general  increases in airport  rents and landing fees and a 41.9% increase in mainline passengers  for  the  year ended
March 31, 2004 as compared to the prior year. Certain airport facility rent charges are calculated using the numbers of originating and departing passengers, as well as additional personnel required to handle the  increased  number of  passengers.  Additionally,  cargo  (including  mail) revenue increased  45.3% for the year ended March 31, 2004 as  compared to the prior year.  Aircraft  and traffic  servicing  expenses  increase with increases in passengers and cargo  handling.  We also experienced  higher landing fees associated with the Airbus  aircraft,  which have higher landing weights than the Boeing aircraft.

         Maintenance.  Maintenance expenses for the  years  ended  March  31,  2004  and  2003 of
$74,004,000 and  $75,559,000,  respectively,  were 11.7% and 16.1% of total  revenues,  excluding revenues  from our regional  partner  operations,  a decrease of 2.1%.  These  include all labor, parts and supplies  expenses  related to the maintenance of the aircraft.  Maintenance  costs per block  hour for the  years  ended  March 31,  2004 and 2003  were  $519 and $628 per block  hour, respectively,  a decrease  of 17.4%.  Maintenance  cost per block hour  decreased  as a result of the  addition  of new Airbus  aircraft  that are less costly to  maintain  than our older  Boeing aircraft.  The owned Airbus fleet is new and we are  experiencing  a  "maintenance  holiday".  As the Airbus  aircraft  age,  they will require more  maintenance  and  maintenance  expenses  will increase.

         Promotion and Sales.  Promotion and sales expenses totaled $65,322,000  and  $53,032,000 and were  10.3%  and  11.3% of total  revenues,  excluding  revenues  from our  regional  partner
operations,  for  the  years  ended  March  31,  2004  and  2003,  respectively.   These  include
advertising  expenses,  telecommunications  expenses,  wages and benefits for reservation  agents and  reservations  supervision,  marketing  management  and sales  personnel,  credit  card fees, travel  agency  commissions  and  computer  reservations  costs.  During the year ended March 31,
2003, we reduced  advertising  expenditures in order to apply those funds toward our new branding campaign that was scheduled to begin in March 2003. Due to the  commencement  of the  hostilities in Iraq,  we  postponed  the roll out of our  branding  campaign  until May  2003.  Additionally, during the year ended March 31, 2004, we became heavily  involved in sports team  sponsorships as part of our branding awareness  initiative.  During the year ended March 31, 2004,  promotion and sales  expenses  per mainline passenger decreased to $11.73 compared to $13.51 for the year ended
March 31, 2003, a decrease of 13.2%.  Promotion and sales expenses per passenger  decreased  as a result  of  variable  expenses  that  are  based on  lower  average  fares,  the  elimination  of substantially  all travel agency  commissions  effective on tickets sold after May 31, 2002,  and economies of scale associated with our growth.

         General  and  Administrative.  General and administrative  expenses  for the years ended
March 31, 2004 and 2003  totaled  $36,750,000  and  $26,061,000,  and were 5.8% and 5.6% of total revenues, excluding revenues from our regional partner operations,  respectively,  or an increase of 41.0%.  During the year ended March 31, 2004, we accrued $2,436,000  for employee  performance bonuses,  or .4% of total  revenues.  Bonuses  are  based on  profitability.  As a result  of our pre-tax  loss for the  year  ended  March  31,  2003,  we did not  accrue  bonuses.  General  and administrative  expenses  include the wages and  benefits for several of our  executive  officers and various other administrative personnel including legal,  accounting,  information technology, aircraft procurement,  corporate communications,  training and human resources and other expenses associated  with  these  departments.  Employee  health  benefits,  accrued  vacation  and  bonus expenses,  general insurance expenses including worker’s  compensation and write-offs  associated with credit card and check fraud are also included in general and  administrative  expenses.  Our employees  increased  from  approximately  3,160 in March  2003 to  approximately  4,100 in March
2004,  or  29.7%.  Accordingly,  we  experienced  increases  in our  human  resources,  training, information  technology,  and health  insurance  benefit  expenses.  General  and  administrative expenses also increased with a general increase in the cost of providing health insurance.

         Regional Partner Expense.  Regional  partner  expenses for the year ended March 31, 2004 totaled  $14,634,000,  and was  130.8%  of total  regional  partner  revenues.  Regional  partner expenses  include all direct  costs  associated  with  Frontier  JetExpress  operated by Horizon.
Horizon began service January 1, 2004 and replaced the JetExpress  service  formerly  provided by
Mesa.  During the year ended March 31, 2003 and through  December 31, 2003,  expenses were netted against related  revenues  associated  with Mesa and included in other  revenues.  The net amount included in other revenues was $1,717,000 and ($706,000) during the years ended March 31, 2004 and
2003, respectively.  During  the  three months ended March 31, 2004, we incurred  $1,152,000  for flight crew  training  costs and other related costs associated with the start-up of our regional partnership with Horizon.  We do not expect to incur these costs going forward  unless we were to add  additional  aircraft under the Horizon agreement,  which we do not contemplate at this time.
For  additional  information  about Frontier JetExpress, see Note 1 of the Notes to the Financial
Statements.

         Aircraft Lease and Facility Exit Costs.  During the year ended March 31, 2004, we ceased  using three of our Boeing 737-200 leased aircraft, two of which had lease terminations in
October 2003  and  one with  a lease  termination in October 2005.  In August 2003, we closed our maintenance facility in El Paso, Texas, which had a lease termination  date of August 2007.  As a result of these transactions we recorded a pre-tax charge of $5,372,000. This amount includes the estimated fair value of the remaining lease payments and the write off of the unamortized leasehold improvements on the aircraft and the facility.

         Loss  on  Sale-leaseback of Aircraft.  During  the  year ended March 31, 2004, we incurred a loss totaling $1,323,000 on the  sale-leaseback of an Airbus A319  aircraft.

         Depreciation and Amortization. Depreciation and amortization expenses of $23,720,000 and
$17,650,000, an increase of 34.4%, were approximately 3.8% and 3.7% of total  revenues  excluding revenues  from  our  regional  partner  operations,  for the years ended March 31, 2004 and 2003, respectively.  These expenses include  depreciation of aircraft and aircraft  components,  office equipment,  ground  station  equipment and other fixed  assets.  Depreciation  expense  increased over the prior year  largely as a result of an increase in the average  number of Airbus A318 and
A319  aircraft  owned from an average of 6.3 during the year ended  March 31,  2003 to an average of 11.4 for the year ended March 31, 2004, an increase of 81.0%.

         Nonoperating Income (Expense).  Net nonoperating  expenses  totaled  $7,539,000 for the year ended March 31, 2004 compared to net  nonoperating  expense of $8,718,000 for the year ended
March 31, 2003.

         Interest income increased  to  $2,074,000  during  the year  ended  March 31,  2004 from
$1,883,000  for  the  prior  period  due  to an  increase  in  invested  cash.  Interest  expense increased to $13,961,000  for the year ended March 31, 2004 from  $8,041,000 for the prior period
as a  result  of  interest  expense  associated  with  the  financing  of   additional   aircraft
purchased  since March 31, 2003 and the government  guaranteed  loan we obtained in February 2003 which we subsequently repaid in December 2003.

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

         Offsetting these nonoperating  expenses  during the year ended March 31, 2004 is pre-tax compensation  of $15,024,000 as a result of payments  under the  Appropriations  Act for expenses and foregone  revenue  related to aviation  security.  We received a total of  $15,573,000 in May
2003,  of which we paid  $549,000 to Mesa  Airlines  for the revenue  passengers  Mesa carried as
Frontier JetExpress.

         During the year ended March 31, 2003, we completed a sale-leaseback transaction of one of our  purchased  aircraft and paid off the loan that was  collateralized  by this  aircraft.  As a result, we incurred $1,774,000 in costs associated with the early extinguishment of this debt.

         Income Tax Expense.  We recorded income  tax  expense  of  $7,822,000  during the year ended  March 31,  2004 at a 38.2%  effective  tax rate,  compared  to an income  tax  benefit  of
$14,655,000  for the year ended March 31, 2003, at a 37.1%  effective tax rate.  During the ended
March 31, 2004,  the  Company’s  tax expense was at a federal rate of 35% plus the blended  state rate of 3% (net of federal  benefit) and was increased by the tax effect of permanent differences of 3%.  During the year ended March 31, 2004 the Company  recorded a $558,000  reduction to income tax expense as a result of an adjustment to deferred  income  taxes  provided for in prior years, which approximated 3%. The expected benefit for the year ended March 31, 2003 was at a federal rate of 35% plus the blended state rate of 3.7% (net of federal tax benefit) and was reduced by the tax effect of permanent differences of
1%.

Results of Operations - Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

         We had a net loss of $22,843,000 or 77(cent) per share for the year ended March 31, 2003 as compared to net income of $16,550,000  or 56(cent) per diluted  share for the year ended March
31, 2002.  Our net loss for the year ended March 31, 2003 included a $2.0 million after-tax credit for the  cumulative  effect  of a change in  accounting  for major  aircraft  overhauls  from the accrual method to the expense as incurred  method.  The net loss before the cumulative  effect of the  change in  accounting  was  $24,854,000,  or $0.84 per common  share.  During the year ended
March 31, 2003, as compared to the prior comparable  period,  we experienced  lower average fares as a result of the slowing  economy,  United’s  competitive  pricing on discount fares  available inside 14 days of travel,  principally in our Denver market,  and low  introductory  fares by new carriers  serving  the Denver  market.  Our  average  fare was $109 for the year ended  March 31,
2003,  compared  to $132 for the year  ended  March 31,  2002.  We also  believe  that  passenger traffic  during the year ended March 31, 2003 was impacted by the threat of war with Iraq,  which began in March 2003.  During March 2003, the Denver area also  experienced  an unusual  blizzard, which  caused  DIA to be closed for  approximately  two days.  During  the year  ended  March 31,
2003, we completed a  sale-leaseback  transaction  of one of our purchased  aircraft and paid off the loan that was  collateralized by this aircraft.  As a result we incurred  $1,774,000 in costs associated  with the early  extinguishment  of this debt.  Additionally,  we wrote down the value of our Boeing spare parts inventory by $2,478,000.

         Our mainline CASM for the year ended March 31, 2003 and 2002 was 8.33(cent) and 9.33(cent), respectively,  a decrease  of 1.00(cent)or 10.7%.  Mainline CASM excluding fuel for the year ended
March 31, 2003 and 2002 was 6.90(cent)and 8.00(cent), respectively, a decrease of 1.10(cent)or 13.8%.
Our mainline CASM decreased during the year ended March 31, 2003 as a result of an increase in the average  number of owned  aircraft  from 2.0 to 6.3, a decrease in the cost per block hour on our
Boeing fleet for rotable repairs and engine  overhauls,  a decrease in our distribution  expenses in relation to the  reduction in the average fare and a reduction  in travel  agency  commissions as a result of the elimination of substantially all travel agency  commissions  effective June 1,
2002,  the lack of an  employee  bonus  accrual  as a result of the net loss for the  period,  an increase in aircraft  utilization,  and  economies of scale  associated  with lower  increases in indirect  costs compared to the 30.9% increase in ASMs over the prior  comparable  period.  These reductions were partially offset by an increase of .07(cent)per ASM as a result of an increase in war risk and hull and  liability  insurance  premiums  after the events of  September  11. Due to the flight  cancellations  as a result of the  September  11  terrorist  attacks  during the year ended March 31,  2002,  our ASMs were less than we had  planned,  which caused our fixed costs to be spread over fewer ASMs and, we believe,  distorted  our mainline CASM for the year ended March
31, 2002.

         During the year ended March 31, 2003, our mainline average daily block hour  utilization increased to 9.8 from 9.1 for the year ended March 31, 2002.  The  calculation  of our block hour utilization  includes  all  aircraft  that  are  on our  operating  certificate,  which  includes scheduled  aircraft,  as well as aircraft out of service for maintenance  and  operational  spare aircraft,  and excludes  aircraft  removed  permanently  from revenue service or new aircraft not yet placed in revenue  service.  In September  2001, we  temporarily  grounded four aircraft as a result of the September 11, 2001 terrorist  attacks,  resulting in reduced  aircraft  utilization during the 2002 period.

         For the year ended March 31, 2003 and 2002,  our mainline break-even  load  factors were
65.0% and 56.6%,  respectively,  compared to our  achieved  passenger  load  factors of 59.9% and
60.0%. Our mainline  break-even load factor  increased from the prior  comparable  period largely as a result of a decrease in our  average  fare to $109 during the year ended March 31, 2003 from
$132 during the year ended March 31, 2002,  partially  offset by a decrease in our mainline  CASM to 8.33(cent)for the year ended March 31, 2003 from 9.33(cent)for the year ended March 31, 2002.

Revenues

         Our mainline average  fare for the year ended March 31, 2003 and 2002 was $109 and $132, respectively,  a decrease of 17.4%.  We believe that the  decrease in the  mainline  average fare during the year ended March 31, 2003 from the prior  comparable  period was  principally a result of the  slowing  economy,  the  threat of a war with Iraq  which  began in March  2003,  United’s competitive  pricing on discount  fares  available  inside 14 days of travel,  principally in our
Denver market, and low introductory fares by new carriers serving the Denver market.

         Effective February 17, 2002, the DOT began to provide  ecurity  services through the TSA and assumed many of the contracts and  oversight of security  vendors that we and other  carriers use to provide airport security  services.  Additionally,  the DOT  reimbursed us and  all  other air carriers for certain  security  services  provided by our own personnel.  In order to be able to provide and fund these security  services,  the DOT has imposed a $2.50  security  service fee per passenger  segment flown,  not to exceed $5.00 for one-way travel or $10.00 for a round trip, on  tickets  purchased  on and after  February  1,  2002.  We  believe  that  these fees have had downward  pressure on our average  fare and in some cases we have been unable to pass these costs along.

         Passenger Revenues. Passenger revenues totaled $460,188,000 for the year ended March 31,
2003  compared to  $435,946,000  for the year ended March 31,  2002,  or an increase of 5.6%,  on increased  capacity of  1,420,963,000  ASMs or 30.9%.  The number of revenue  passengers  carried was  3,926,000  for the year ended March 31, 2003  compared to 3,069,000 for the year ended March
31,  2002  or an  increase of  27.9%.  We had an  average of 33.8  aircraft in our mainline fleet during the year ended March 31, 2003 compared to an average of 27.8 aircraft during the year ended
March 31, 2002, an increase of 21.6%.  RPMs for the year ended  March 31, 2003 were 3,599,553,000 compared to  2,756,965,000  for the year ended  March 31,  2002,  an increase of 30.6%.  Our load factor  decreased  slightly to 59.9% for the year ended March 31, 2003,  from 60.0% for the prior year.

         Cargo revenues, consisting of revenues from freight and mail service, totaled $5,557,000 and $6,624,000 for the years ended March 31, 2003 and 2002,  respectively,  representing 1.2% and
1.5% of total operating  revenues,  respectively,  a decrease of 16.1%. We believe that our cargo revenues were  impacted by the slowing  economy as well as the agreement the United States Postal
Service  entered  into with  Federal  Express,  Inc.,  which began in August 2001 that  increased
Federal Express’s volume of mail transportation.

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

Operating Expenses

         Total operating expenses were $500,727,000 and $428,689,000, respectively, for the years
ended  March  31,  2003  and  2002,   and   represented   106.6%  and  96.4%  of  total  revenue,
respectively.  Operating  expenses  increased  as a percentage  of revenue  during the year ended
March 31, 2003 as a result of the 17.4% decrease in the average fare.

         Flight  Operations. Flight operations expenses of $85,675,000 and $64,825,000 were 18.2%
and 14.6% of total  revenue for the years ended March 31, 2003 and 2002,  respectively.  Included in flight  operations  expenses during the year ended March 31, 2003 and 2002 were  approximately
$3,330,000 and $3,086,000, respectively, for Airbus training and related travel expenses.

         Aircraft insurance expenses  totaled  $11,095,000  (2.4% of total  revenue) for the year ended  March 31,  2003.  Aircraft  insurance  expenses  for the year  ended  March 31,  2002 were
$5,324,000 (1.2% of total revenue).  Aircraft insurance expenses were .31(cent) and .19(cent) per
RPM for the years ended March 31, 2003 and 2002, respectively.  Aircraft insurance expenses during the year ended March 31, 2002 were not fully impacted by the result of the  terrorist  attacks on
September  11, 2001.  Immediately  following  the events of  September  11, our aviation war risk underwriters  limited war risk  passenger  liability  coverage on third party  bodily  injury and property  damage to $50  million  per  occurrence.  A special  surcharge  of $1.25 per  passenger carried was  established  as the premium for this  coverage by our  commercial  underwriters.  At the same time,  the FAA  provided  us  supplemental  third party war risk  coverage  from the $50 million  limit to $1.6  billion.  Effective  December 16, 2002,  the FAA amended this coverage to include war risk hull as well as passenger,  crew and property liability  insurance.  In February
2003, we cancelled  our  commercial  hull and  liability war risk coverage  after binding the FAA coverages.  The  premium for the revised  FAA war risk  coverage is derived  from a formula  that takes  into  account  total  enplanements,  total  revenue  passenger  miles,  and total  revenue ton-miles flown, and is significantly  less than the original  commercial  coverage premium.  The
Appropriations  Act  authorized  the  government to offer both policies  through August 31, 2004.
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

         Aircraft Fuel Expense.  Aircraft fuel costs of $86,064,000 for  89,236,000  gallons used and $61,226,000 for 70,530,000 gallons used resulted in an average fuel cost of 96(cent) and 87(cent)
per gallon for the years ended March 31, 2003 and 2002, respectively.
         We initiated a fuel hedging  program in late  November  2002, which allowed us to reduce
fuel  expenses  during  the  year  ended  March  31,  2003  by   approximately   $558,000.   Fuel
consumption  for the years ended March 31, 2003 and 2002  averaged  742 and 763 gallons per block hour,  respectively.  Fuel  consumption per block hour decreased 2.8% during the year ended March
31, 2003 from the prior  comparable  period because of the more  fuel-efficient  Airbus  aircraft added to our fleet, and a fuel conservation program implemented in August 2001.

         Aircraft Lease Expenses.  Aircraft lease  expenses totaled  $70,239,000  (14.9% of total revenue) and  $64,990,000  (14.6% of total  revenue) for the years ended March 31, 2003 and 2002, respectively,  or an  increase  of 8.1%.  The  increase  is  largely  due to an  increase  in the average  number of leased  aircraft to 27.9 from 25.8, or  8.1%,  during the year ended March 31,
2003 compared to the same period in 2002.

         Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $86,448,000 and  $70,202,000  (an  increase  of  23.1%)  for  the  years  ended  March  31,  2003  and  2002, respectively,  and represented  18.4% and 15.8% of total revenue.  Aircraft and traffic servicing expenses  increase  with the addition of new cities and  departures  to our route  system.  As of
March 31,  2003,  we served 38 cities  compared  to 30 as of March 31,  2002,  or an  increase of
26.7%.  During the year ended March 31, 2003, our  departures  increased to 53,081 from 41,736 or
27.2%.  Aircraft and traffic  servicing  expenses were $1,629 per  departure  for the year ended
March 31, 2003 as  compared  to $1,682 per  departure  for the year ended  March 31,  2002,  or a decrease of $53 per  departure.  Aircraft and traffic  servicing  expenses  increased as a result of a general wage rate increase and an increase in  interrupted  trip expenses as a result of the number  of flight  cancellations  related  to the  aircraft  out of  service  for  repair of hail damage.  The September 11 terrorist  attacks caused us to reduce our flight  schedule and related capacity  from  October  2001 through  February  2002,  which caused our fixed costs to be spread over fewer  departures  and  increased  our expenses per  departure  for the year ended March 31,
2002.

         Maintenance.  Maintenance expenses for the  years  ended  March  31,  2003  and  2002 of
$75,559,000  and  $68,560,000  (pro  forma  amount  adjusting  for the  effect of the  accounting
change),   respectively,   were  16.1%  and  15.4%  of  total  revenue,  an  increase  of  10.2%.
Maintenance  is  charged to  maintenance  expense as  incurred.  During the year ended  March 31,
2002,  we had  previously  accrued  monthly  for major  engine  overhauls  and heavy  maintenance checks.  Maintenance  costs per block hour for the years  ended March 31, 2003 and 2002 were $628 and $742 per block  hour,  respectively,  a decrease  of 15.4%.  Maintenance  cost per block hour decreased  as a result of the  addition of new Airbus  aircraft  that are less costly to maintain
than  our  older  Boeing   aircraft.   During  the  year  ended  March  31,  2003,   we  incurred
approximately  $21,600, or less than $1 per block hour for Airbus maintenance training,  compared to  $881,000  or $10 per  block  hour  for the year  ended  March  31,  2002.  Due to the  flight cancellations as a result of the September 11 terrorist  attacks,  our block hours were less than we had  planned,  which  caused our fixed  costs to be spread  over  fewer  block  hours and,  we believe, distorted our cost per block hour for year ended March 31, 2002.

         In July 2001, our mechanics voted to be  represented  by  International  Brotherhood  of
Teamsters.  The first  bargaining  agreement  for the  mechanics,  which has a 3-year  term,  was ratified  and  made  effective  in July  2002.  The  effect  of this  agreement  was to  increase mechanics’ salaries by approximately 12% over the term of the agreement.

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

         Nonoperating Income (Expense).  Net nonoperating expense totaled $8,718,000 for the year ended March 31, 2003 compared to net  nonoperating  income of $8,447,000 for the year ended March
31, 2002.  During the year ended March 31, 2002, we recognized  $12,703,000 of  compensation as a result of  payments  under the  Stabilization  Act to offset  direct  and  incremental  losses we experienced  as a result of the  terrorist  attacks on September 11, 2001. We received a total of
$17,538,000  as of December 31, 2001. The remaining  $4,835,000  represents  amounts  received in excess of estimated  allowable direct and incremental  losses incurred from September 11, 2001 to
December 31, 2001, which we repaid during the year ended March 31, 2003.

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

Liquidity and Capital Resources

         Our liquidity depends to a large extent on the number of passengers who fly with us, the fares we charge,  our  operating  and capital  expenditures,  and our  financing  activities.  We depend  on lease or  mortgage-style  financing  to  acquire  all of our  aircraft,  including  32 additional  Airbus  aircraft  that as of June 1, 2004 are  scheduled  for delivery  through March
2008.

         We  had  cash and  cash equivalents  and  short-term  investments  of  $190,609,000  and
$104,880,000 at March 31, 2004 and 2003,  respectively.  At March 31, 2004,  total current assets were  $269,733,000  as  compared to  $181,659,000  of total  current  liabilities,  resulting  in working  capital of  $88,074,000.  At March 31, 2003,  total current assets were  $191,291,000 as compared  to  $130,519,000  of  total  current  liabilities,  resulting  in  working  capital  of
$60,772,000.  The  increase  in our cash and  working  capital  from March 31,  2003 is largely a result of cash  provided  by our net  income  for the year  ended  March 31,  2004  adjusted  for non-cash charges and credits and changes in working capital  accounts,  the common stock offering in September 2003, which netted  $81,077,000 after offering  expenses,  an income tax refund from the Internal  Revenue Service  totaling  $26,574,000,  and the net proceeds from a sale-leaseback of one of our aircraft.  These were offset by required  principal  prepayments  on our government guaranteed  loan  totaling  $58,418,000  from the  income  tax  refund  and from a portion of the proceeds  from  the  stock  offering,  our  decision  to  repay  the  remaining  balance  due  of
$11,582,000 on the government  guaranteed  loan after the required  prepayments,  and an increase in  restricted  investments  totaling  $13,058,000  which was largely a result of the increase in our collateral  requirements  to our bankcard  processor  associated with the increase in our air traffic liability

         Cash provided  by  operating   activities   for  the  year  ended  March  31,  2004  was
$128,018,000.  This is attributable  to our net income adjusted for non-cash  charges and credits and changes in working  capital  accounts.  Our air traffic  liability  increased  as a result in the growth of our  business  associated  with the increase in the number of aircraft in our fleet coupled  with the  increase  in the number of  passengers  we carried in excess of our  increased capacity.  Our  accrued  expenses  increased  as a  result  of  increases  in  employee  benefits associated  with the increase in the number of employees and  increases in health care  expenses, the bonus accrual for our employees as a result of our  profitability  and increases in passenger related taxes  associated with our increase in revenue and passengers  carried.  Cash provided by operating  activities for the year ended March 31, 2003 was $874,000.  This is  attributable to a a net loss of  $22,843,000,  a decrease  in  receivables  and  prepaid  expenses,  an increase in accounts  payable and deferred  liabilities,  an increase in deferred  expenses and  inventories, decreases in air traffic  liability,  and the repayment of excess  Stabilization Act compensation received.  Included in cash  provided by operating  activities  for the year ended March 31, 2003 was a $10,000,000 advance payment on the new affinity card program we launched in May 2003.

         Cash used in investing activities  for the year ended March 31,  2004 was  $138,311,000.
Net aircraft lease and purchase deposits  increased by $6,446,000  during this period,  offset by a decrease in restricted investments of $2,444,000 associated with collateral on returned aircraft and new aircraft deliveries where we substituted cash security deposits in lieu of the letters of credit that were  previously in place. We used  $134,651,000  for the purchase of four additional
Airbus aircraft,  aircraft leasehold  improvements  including LiveTV, ground equipment to support increased  below-wing  operations,  and computer equipment,  including scanning equipment for our new mail  transportation  requirements.  During the year ended March 31, 2004,  we took  delivery of four  purchased  Airbus A318 aircraft and applied their  respective  pre-delivery  payments to the purchase of those aircraft.  Additionally,  we completed a sale-leaseback  transaction on one of our purchased  aircraft that was delivered to us in September  2003,  generating cash proceeds of approximately  $4,374,000 from the sale and the return of the pre-delivery  payments  relating to the purchase  commitment.  We agreed to lease the aircraft over a 12-year  term.  Cash used in investing  activities for the year ended March 31, 2003 was  $195,335,000.  We used  $238,668,000 for the purchase of six additional Airbus aircraft,  rotable aircraft components,  LiveTV for the
Airbus aircraft,  leasehold  improvements  and other general  equipment  purchases.  Net aircraft lease and purchase deposits and restricted  investments  decreased by $12,405,000 and $1,177,000, respectively,  during this  period.  During the year ended March 31,  2003,  we took  delivery of six  purchased  Airbus  aircraft  and  applied  their  respective  pre-delivery  payments  to the purchase of those aircraft.  Additionally,  we completed a  sale-leaseback  transaction on one of our purchased  aircraft and assigned a purchase  commitment  on another  Airbus A319 to a lessor, generating  cash  proceeds of  approximately  $12,306,000  from the sale of one  aircraft and the return of the pre-delivery  payments relating to the purchase commitment  assigned.  We agreed to lease both of these aircraft over a five-year term.

         Cash  provided  by financing   activities   for  the  year  ended  March  31,  2004  was
$96,022,000.  During  the  year  ended  March  31,  2004,  we  completed  a  public  offering  of
5,050,000 shares of our common stock. We received  $81,077,000,  net of offering  expenses,  from the sale of these  shares.  During the year ended  March 31,  2004,  we borrowed  $98,500,000  to finance  the  purchase  of four  Airbus  aircraft and  made  principal repayments on this debt of
$83,325,000.  In July 2003, we received an income tax refund from the  Internal  Revenue  Service totaling  $26,574,000 and prepaid  $10,000,000 on our government  guaranteed loan upon receipt of this refund.  In September  2003, we used  $48,418,000 of the proceeds from the stock offering to prepay a portion of the government  guaranteed  loan. Both  prepayments were required by the loan agreement.  In December  2003, we repaid the remaining  loan balance due of  $11,582,000.  During the year  ended  March 31,  2004,  we  received  $1,001,000  from the  exercise  of common  stock options.  Cash  provided  by  financing  activities  for  the  year  ended  March  31,  2003  was
$209,787,000.  In February 2003, we received  $70,000,000  from the government  guaranteed  loan.
During the year ended March 31,  2003,  we borrowed  $171,100,000  to finance  the  purchases  of
Airbus  aircraft,  of which  $28,946,000 was repaid during the year. In December 2002, we entered into a  sale-leaseback  transaction for one of our purchased  aircraft.  We received net proceeds of  approximately  $5,300,000  from the sale of this  aircraft,  net of  repayment  of debt  that collateralized  this aircraft totaling  $22,772,000 and payment of fees associated with the early extinguishments  of the debt.  During the year ended March 31, 2003, we received  $1,275,000 from the exercise of common stock options.

         We have been working closely with DIA, our primary hub for operations, and the offices of the Mayor of the City and  County  of  Denver,  in which DIA is  located,  to  develop  plans for expanding  Concourse  A where  our  aircraft  gates  are  located  in  order to  accommodate  our anticipated  growth  over the next  several  years.  In the  interim,  we have  gained  temporary rights to two gates,  and permanent  rights to one gate,  previously  used by United  Airlines on the East end of Concourse A.  We are currently  obligated  to return the two  temporary  gates to
United in October 2005. DIA has also completed  construction  of two temporary  gates on the West end of  Concourse  A.  We are  currently  using  all  five  of  these  temporary  gates  until  a permanent  expansion can be completed.  We are currently  negotiating with the City and County of
Denver and its primary  contractor  to reach final terms for the lease of at least four  mainline gates and the shared use of four or five common use  regional jet pads to be  constructed  on the
West end of  Concourse  A. Final  terms for the project  and the lease of these  facilities  have not yet been reached.  Once final terms are reached,  upon completion of the permanent  expansion to  Concourse A we would be obligated  to lease the  additional  gates,  thereby  increasing  our overall  rates and charges  paid to the airport.  Because our overall  rates and charges are also based upon the number of passengers  and gross weight landed at the airport,  it is impossible at this time to determine what our future rates and charges at DIA will be with any certainty.

         As part of the lease restructure between  the City and County of Denver and  United,  we believe that United has been provided  certain  concessions  and  reductions in the rents,  rates and charges  arising  from their lease of  facilities  at DIA.  The City and County of Denver has indicated  that it will seek to prevent the reduced  rates and charges  being paid by United from increasing the rates and charges being paid by other  airlines.  However,  the City and County of
Denver  has also made it clear  that in  certain  circumstances  it will  have no  choice  but to increase  rates and charges  being paid by other  airlines in order to comply with their own cash flow,  reserve  account  and bond  financing  requirements.  Because  we are the  second  largest airline  operating  out of DIA, we may incur a larger impact of any increase in rates and charges imposed by DIA. At this time,  it is  impossible  to quantify  what the increase in our rates and charges would be, if any, due to the concessions being provided to United.

         We  have  been assessing  our liquidity  position  in  light  of our  aircraft  purchase
commitments  and  other  capital   requirements,   the  economy,   our  competition,   and  other
uncertainties  surrounding the airline  industry.  Prior to applying for a government  guaranteed loan  under  the  Stabilization  Act,  we  filed a shelf  registration  with the  Securities  and
Exchange  Commission in April 2002 that allows us to sell equity or debt  securities from time to time as  market  conditions  permit.  In  September  2003,  we  completed  a public  offering  of
5,050,000  shares  of  our  common  stock.  Although  the  stock  offering  and  our  results  of operations  have improved our  liquidity,  we may need to continue to explore  avenues to enhance our liquidity if our current economic and operating  environment  changes.  We intend to continue to examine  domestic  or  foreign  bank  aircraft  financing,  bank lines of credit and  aircraft sale-leasebacks,  the sale of equity or debt securities,  and other  transactions as necessary to support our capital and operating  needs.  For further  information  on our  financing  plans and activities and commitments, see "Contractual Obligations" and "Commercial Commitments" below.

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
Pursuant to the  Appropriations  Act, we received $889,000 in September 2003 for expenses related to the  installation  of  enhanced  flight  deck  doors  on our  aircraft.  Upon  receipt  of the
$889,000  reimbursement,  we credited  maintenance expense and charged fixed assets for the labor component  of the flight  deck door  installation,  and  correspondingly  we  credited  property, plant, and equipment to reflect the reimbursement.

Contractual Obligations

       The following table summarizes our contractual obligations as of March 31, 2004:

                                      Less than            1-3            4-5            After
                                        1 year            years          years          5 years         Total

Long-term debt (1)                  $ 17,387,000     $ 35,082,000    $ 39,084,000    $205,834,000    $297,387,000
Operating leases (2)                 121,221,000      236,055,000     234,534,000     725,940,000   1,317,750,000
Unconditional purchase
  obligations(3)(4)                   60,869,000      250,385,000     219,947,000           -         531,201,000
Total contractual cash obligations  $199,477,000     $521,522,000    $493,565,000    $931,774,000  $2,146,338,000
                               ==================================================================================

(1)  At March 31, 2004 we had 13 loan  agreements for nine Airbus A319 aircraft and 4 Airbus A318 aircraft.  Two of the  loans  have a term of 10  years  and are  payable  in  equal  monthly installments,  including interest,  payable in arrears.  The loans require monthly principal and  interest  payments of $215,000 and  $218,110,  bears  interest  with rates of 6.71% and
     6.54%,  with  maturities  in May and August 2011, at which time a balloon  payment  totaling
     $10,200,000  is due with respect to each loan.  The  remaining  11 loans have have  interest rates based on LIBOR plus  margins  that adjust  quarterly  or  semi-annually.  At March 31,
     2004,  interest  rates for these loans ranged from 2.38% to 3.37%.  Each of the loans have a term of 12 years,  and each loan has balloon  payments ranging from $2,640,000 to $7,770,000
     at the end of the term.   All of the loans are secured by the aircraft.

(2)  As of  March  31,  2004,  we lease 15  Airbus  A319 type  aircraft  and 12  Boeing  737 type aircraft  under  operating  leases with  expiration  dates ranging from 2004 to 2015. Two of the Boeing 737 type aircraft are no longer in service, one is being  stored  until the lease return date of October 2005 and the other aircraft was returned to the lessor in April 2004.
     Under  all  of  our leases,  we have made cash security  deposits or arranged for letters of credit representing  approximately  two months of lease payments per aircraft.  At March 31,
     2004, we had made cash security deposits of $8,511,000 and had arranged for letters of credit of $4,692,000  collateralized  by restricted  cash  balances. Additionally,  we are required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft.  These supplemental rent payments are based on the number of flight hours flown and/or flight  departures  and are not included as an obligation in the table above.

     As a complement to our Airbus purchase agreement,  in April 2000 we signed an agreement,  as subsequently  amended,  to lease 15 new Airbus  aircraft for a term of 12 years. As of March
     31, 2004,  we had taken  delivery of 11 of these  aircraft and have letters of credit on the remaining  four  aircraft  to  be  delivered  totaling  $824,000  to  secure  these  leases, collateralized by restricted cash balances.

     During the year ended March 31, 2004, we entered into additional  aircraft lease  agreements for two Airbus A318 aircraft and 18 Airbus A319  aircraft,  two of which we took delivery of in September 2003 and February 2004 with the remaining  scheduled for delivery  beginning in
     April  2004  through  February  2007.  Three  of  the  aircraft  leases  were  a  result  of sale-leaseback  transactions  of three new Airbus  aircraft.  As of March 31, 2004,  we have made $3,896,000 in security deposit payments for future leased aircraft deliveries.

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

(3)  As of March  31,  2004,  we have  remaining  firm  purchase  commitments  for 14  additional aircraft,  excluding the June and July 2004  sale-leaseback  aircraft,  which have scheduled delivery  dates  beginning in calendar  year 2004 and  continuing  through  2008.  Including these  aircraft,  we intend to lease as many as 22  additional  A318 or A319  aircraft  from third party lessors over the next five years.  Included in the purchase  commitments are the remaining  amounts  due Airbus and  amounts  for spare  aircraft  components  to support the additional purchase and leased aircraft.  We are not under any contractual  obligations with respect to spare parts. Under the terms of the purchase  agreement,  we are required to make scheduled  pre-delivery payments for these aircraft.  These payments are non-refundable with certain  exceptions.  As of March 31,  2004,  we had made  pre-delivery  payments  on future deliveries totaling $28,329,000 to secure these aircraft.

(4)  In October 2002, we entered into a purchase and 12-year  services  agreement with LiveTV to bring DIRECTV  AIRBORNE(TM)satellite  programming to every  seatback in our Airbus fleet.  We have agreed to the purchase of 46 units.  As of March 31, 2004,  we have  purchased 25 units and have made  deposits  toward  the  purchase  of 12  additional  units.  The  table  above includes the  remaining  purchase  commitment  amounts for the 12 units we have made partial payments on and all amounts not yet paid on the remaining firm seven units.

Commercial Commitments

         As we enter new markets, increase the amount of space we lease, or add leased  aircraft, we are often  required to provide the airport  authorities  and lessors  with a letter of credit, bonds or cash  security  deposits.  These  generally  approximate  up to three months of rent and fees.  As of March 31, 2004,  we had  outstanding  letters of credit,  bonds,  and cash  security deposits  totaling  $13,789,000,  $1,462,000,  and  $16,477,000,  respectively.  In order to meet these  requirements,  we  have  a  credit  agreement  with  a  financial  institution  for  up to
$1,500,000,  which expires August 31, 2004, and another credit  agreement with a second financial institution  for up to  $20,000,000,  which expires  December 1, 2004.  These credit lines can be used solely for the  issuance of standby  letters of credit.  Any amounts  drawn under the credit agreements are fully  collateralized by certificates of deposit,  which are carried as restricted investments  on our balance  sheet.  As of March 31, 2004,  we have  utilized  $13,789,000  under these credit  agreements for standby  letters of credit that  collateralize  certain  leases.  In the event that these credit  agreements  are not renewed beyond their present  expiration  dates, the  certificates  of deposit would be redeemed and paid to the various  lessors as cash security deposits  in lieu of  standby  letters of credit.  As a result,  there  would be no impact on our liquidity  if  these  agreements  were not  renewed.  In the  event  that  the  surety  companies determined  that  issuing  bonds  on our  behalf  were a risk  they  were no  longer  willing  to underwrite,  we would be  required  to  collateralize  certain of these  lease  obligations  with either cash security deposits or standby letters of credit, which would decrease our liquidity.

         We have a contract with a bankcard processor that requires us to pledge a certificate of deposit  equal to a certain  percentage  of our air traffic  liability  associated  with bankcard customers.  As of March 31,  2004,  that  amount  totaled  $20,488,000.  The  amount is  adjusted quarterly in arrears based on our air traffic  liability  associated with bankcard  transactions.
As of June 1, 2004, we are required to increase the amount by approximately $2,900,000.

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
As of March 31, 2004, we met these  financial  tests and presently are only  obligated to provide the minimum  amount of  $100,000  in  coverage  to ARC.  If we were to fail the  minimum  testing requirements,  we would be  required to  increase  our bonding  coverage to four times the weekly agency net cash sales  (sales net of  refunds  and agency  commissions).  Based on net cash sales remitted to us as of June 2, 2004,  the coverage  would be increased to  $9,167,000  if we failed the  tests.  If we were  unable  to  increase  the  bond  amount  as a  result  of our  financial condition  at the time,  we could be  required  to issue a letter of credit  that would  restrict cash in an amount equal to the letter of credit.

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
The  premium for the revised  FAA war risk  coverage  is derived  from a formula  that takes into account total  enplanements,  total revenue  passenger  miles, and total revenue ton miles flown, and is significantly  less than the original  commercial  coverage  premium.  The  Appropriations
Act  authorized  the  government to offer both policies  through  August 31, 2004. We do not know whether the  government  will extend the coverage,  and if it does,  how long the extension  will last. We expect that if the government  stops  providing  excess war risk coverage to the airline industry,  the premiums  charged by aviation  insurers for this  coverage  will be  substantially higher than the premiums  currently  charged by the government or the coverage will simply not be available from reputable underwriters.

         In  November  2002, we initiated a fuel  hedging  program  comprised  of swap and collar agreements.  Under a swap agreement,  we receive the difference  between a fixed swap price and a price based on an agreed  upon  published  spot price for jet fuel.  If the index price is higher than the fixed price,  we receive the difference  between the fixed price and the spot price.  If the index price is lower,  we pay the difference.  A collar  agreement has a cap price, a primary floor price,  and a secondary  floor price.  When the U.S. Gulf Coast Pipeline Jet index price is above  the cap,  we  receive  the  difference  between  the index  and the cap.  When the  hedged product’s  index  price is below the  primary  floor but above the  secondary  floor,  we pay the difference  between  the  index  and the  primary  floor.  However,  when the  price is below the secondary  floor,  we are only obligated to pay the difference  between the primary and secondary floor  prices.  When the price is between the cap price and the primary  floor,  no payments  are required.

         In September  2003, we entered into a swap agreement  with a notional  volume of 630,000 gallons per month for the period from  January 1, 2004 to June 30,  2004.  The fixed price of the swap is 74.50  cents per  gallon and the  agreement  is  estimated  to  represent  7% of our fuel purchases  for that  period.  On May 21,  2004 we entered  into a collar  agreement  that  hedges approximately  25% of our expected fuel  requirements in the quarters ended December 31, 2004 and
March 31, 2005.  The collar uses West Texas  Intermediate  crude oil as its basis.  The cap price is set at $39.00 per barrel, and the floor is set at $34.85 per barrel.

         In March 2003, we entered into an interest rate swap agreement with a notional amount of
$27,000,000  to hedge a portion  of our LIBOR  based  borrowings.  Under the  interest  rate swap agreement,  we are  paying a fixed rate of 2.45% and  receive a variable  rate based on the three month LIBOR.

         Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine
Services,  Inc.  ("GE")  covering the scheduled and  unscheduled  repair of our aircraft  engines used on most of our Airbus  aircraft.  The  agreement is for a 12-year  period from the effective date for our owned  aircraft or December 31,  2014,  whichever  comes first,  and for each leased aircraft,  the term coincides with the initial lease term of 12 years.  This agreement  precludes us from using another  third party for such services  during the term.  This  agreement  requires monthly  payments at a specified  rate  multiplied by the number of flight hours the engines were operated  during that month.  The  amounts  due based on flight  hours are not  included in table above.  As of March 31, 2004,  the agreement  covers 13 purchased  Airbus  aircraft and 15 leased
Airbus  aircraft.  The cost  associated  with this  agreement for our purchased  aircraft for the years ended March 31, 2004 and 2003 were  approximately  $1,833,000  and $270,000,  respectively.
For our leased  aircraft,  the  lessors pay GE  directly  for the repair of  aircraft  engines in conjunction  with this agreement from reserve  accounts  established  under the applicable  lease documents.

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

Derivative Instruments

         The  Company  accounts  for  derivative  financial  instruments  in  accordance with the provisions  of  Statement of Financial  Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133").  SFAS 133 requires  the  Company to measure all derivatives at fair value and to recognize them in the balance sheet  as an  asset  or liability.
For  derivatives  designated as cash  flow  hedges, changes in  fair  value of the derivative are generally reported in other comprehensive  income ("OCI") and are subsequently  reclassified into earnings  when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

         The Company enters into derivative transactions to hedge the interest payments associated with  a portion of its LIBOR-based borrowings and fuel purchases.  The Company designates certain interest rate swaps as qualifying  cash flow hedges.  The  Company  also  enters  into derivative transactions to reduce exposure to the effect of fluctuations in fuel prices.  These transactions are accounted for as trading instruments under SFAS 133.  As a result, the Company records these instruments at fair market value and recognizes realized and unrealized gains and losses in aircraft fuel expense.

Customer Loyalty Program

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

         As of March  31, 2004 and 2003,  we  estimated  that  approximately  47,600  and  14,600 round-trip  flight awards,  respectively,  were eligible for redemption by  EarlyReturns  members who have  mileage  credits  exceeding  the  15,000-mile  free  round-trip  domestic  ticket award threshold.  As of March  31,  2004  and  2003,  we had  recorded  a  liability  of  approximately
$584,000 and $283,000, respectively, for these rewards

Co-branded Credit Card Arrangement

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

         We  account  for  all  fees  received  under  the  co-branded  credit  card  program  by allocating  the fees between the portion that  represents  the estimated  value of the subsequent travel  award  to be  provided,  and the  portion  which  represents  a  marketing  fee to  cover marketing and other related costs to administer  the program.  This latter  portion  (referred to as the marketing  component)  represents  the residual  after  determination  of the value of the
travel  component.   The  component   representing  travel  is  determined  by  reference  to  an equivalent  restricted  fare,  which is used as a proxy for the  value of  travel  of a  frequent flyer  mileage  award.  The travel  component  is deferred  and  recognized  as revenue  over the estimated  usage  period of the  frequent  flyer  mileage  awards  of 20  months.  We record  the marketing  component  of the revenue  earned  under this  agreement  as a reduction  of sales and promotion expenses in the month received.

         Because of our limited  history with our frequent flier  program,  we have estimated the period over which the  frequent  flier  mileage  awards  will be used based on industry  averages adjusted  downward to take into account  that most  domestic  airlines  require  25,000  frequent flyer miles for a domestic  round-trip  ticket,  whereas we require  only 15,000  frequent  flyer miles for a domestic round-trip ticket.

         For the year ended March 31, 2004, we earned total fees of  $4,245,000, all of which were applied to the  original  $10,000,000  advance.  Of that amount,  $3,286,000  was deferred as the travel award  component,  and the remaining  marketing  component of $959,000 was recognized as a reduction  to sales and  promotions  expense.  Amortization  of deferred  revenue  recognized  in earnings in this period was $786,000 and is included in passenger revenues.

New Accounting Standards

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting
Standards  (SFAS) No. 132  (revised  2003),  "Employers’  Disclosures  about  Pensions  and Other
Postretirement  Benefits,  an amendment of FASB  Statements  No. 87,  88, and 106" (SFAS 132R) in
December 2003.  SFAS  132R  revises  employers’   disclosures  about  pension  plans  and  other
postretirement  benefit plans by requiring  additional  disclosures  about  assets,  obligations, cash flows and net periodic  benefit  costs.  SFAS 132R is  effective  for  financial  statements issued after December 15, 2003 and for interim periods thereafter.

         We adopted SFAS  No. 143, "Accounting for Asset  Retirement  Obligations"  (SFAS 143) on
January 1, 2003. The adoption of SFAS 143 had no impact on our financial statements.

         The FASB issued SFAS No. 149,  "Amendment  of Statement  133 on  Derivative  Instruments
and Hedging  Activities" (SFAS 149) in April 2003.  This statement amends and clarifies financial accounting and reporting for derivative  instruments,  including certain  derivative  instruments embedded in other  contracts  and for hedging  activities  under SFAS  No. 133,  "Accounting  for
Derivative  Instruments and Hedging  Activities"  (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30,  2003, except in certain  circumstances.  The adoption of
SFAS 149 had no impact on our financial statements.

         The FASB  issued  SFAS  No. 150,  "Accounting  for Certain  Financial  Instruments  with
Characteristics  of  both  Liabilities  and  Equity"  (SFAS  150)  in  May 2003.  This  statement
establishes   standards  for  classifying  and  measuring  certain  financial   instruments  with
characteristics of both liabilities and equity.  SFAS 150 is effective for financial  instruments entered into or modified after May 31,  2003;  otherwise,  this  statement,  as it applies to our financial  statements, is effective July 1,  2003.  The adoption of SFAS 150 had no impact on our financial statements.

         The  FASB  issued  FASB  Staff  Position  SFAS  No. 106-1,  "Accounting  and  Disclosure
Requirements  Related to the Medicare  Prescription  Drug,  Improvement and  Modernization Act of
2003"  (FSP  106-1)  in  January 2004.   The  Medicare   Prescription  Drug,   Improvement,   and
Modernization  Act of 2003 (Medicare Act)  introduced a prescription  drug benefit under Medicare and a federal  subsidy to sponsors of health care  benefit  plans in certain  circumstances.  FSP
106-1 permits a sponsor of a  postretirement  health care plan that provides a prescription  drug benefit to make a one-time  election to defer  accounting  for the Medicare Act. It also requires certain disclosures  regarding the Medicare Act and is effective for financial  statements issued after  December 7, 2003.  Our financial  statements were not impacted by the Medicare Act.

         The FASB issued FASB  Interpretation  No. (FIN) 46,  "Consolidation of Variable Interest
Entities"  (FIN  46)  in  February 2003.  FIN 46  addresses  how to  identify  variable  interest entities  (VIEs) and the criteria  that  require a company to  consolidate  such  entities in its financial  statements.  FIN 46, as revised by FIN 46R, was effective on February 1,  2003 for new
transactions   and  is  effective  for  reporting   periods  ending  after  March 15,   2004  for
transactions  entered into prior to  February 1,  2003.  We have evaluated our transactions  that may be impacted by FIN 46, including  (1) contract carrier arrangements;  (2) aircraft  operating leases; and (3) fuel  consortiums.  While we determined that some of these arrangements are VIEs, we neither hold a significant  variable  interest in, nor are the primary  beneficiary of, any of these  arrangements.  The  adoption  of FIN 46 will not have a material  impact on our  financial statements.

         The  Emerging  Issues  Task  Force  (EITF) reached  a  consensus  on EITF  Issue  01-08,
"Determining  Whether  an  Arrangement  Contains a Lease"  (EITF  01-08) in  May 2003.  This EITF
provides  guidance on how to  determine  whether an  arrangement  contains a lease that is within the scope of SFAS No. 13,  "Accounting  for Leases" (SFAS 13).  The guidance should be applied to
arrangements   agreed  to  or  modified  after  June 30,   2003.  We  have  determined  that  our
arrangement  with Horizon is subject to this EITF issue and have applied this in  accounting  for this arrangement effective January 1, 2004.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

         Our earnings  are affected by changes in the price and  availability  of aircraft  fuel.
Market risk is estimated as a  hypothetical  10 percent  change in the average cost per gallon of fuel for the year ended March 31,  2004.  Based on fiscal  year 2004  actual  fuel usage,  such a change  would have had the effect of  increasing  or  decreasing  our  aircraft  fuel  expense by approximately  $10,886,000  in fiscal year 2004.  Comparatively,  based on projected  fiscal year
2005 fuel usage,  including fuel required for our regional partner,  such a change would have the effect of  increasing  or decreasing  our aircraft  fuel expense by  approximately $15,436,000 in fiscal  year 2005,  excluding  the  effects of our fuel  hedging  arrangements.  The  increase in exposure to fuel price  fluctuations  in fiscal  year 2004 is due to the  increase of our average aircraft fleet size during the year ended March 31, 2004 and related gallons purchased.

         In September  2003,  we entered into a swap agreement with a notional  volume of 630,000 gallons per month for the period from  January 1, 2003 to June 30,  2004.  The fixed price of the swap is 74.50  cents per  gallon and the  agreement  is  estimated  to  represent  7% of our fuel purchases for that period.  The results of  operations  for the year ended March 31, 2004 include an  unrealized  derivative  gain of $469,000  that is included in fuel expense and a realized net gain of approximately  $918,000 in cash settlements  received from a counter-party  recorded as a
decrease  in  fuel  expense.  On  May  21,  2004,  we  entered  into  an  additional   derivative
transaction that is designed to  economically  hedge  approximately  25%  of  our  projected fuel requirements in the quarters ending December 31, 2004 and March 31, 2005.

       The additional derivative transaction is a collar agreement that uses West Texas Intermediate crude oil as its basis.  The cap price is set at $39.00 per barrel, and the floor is set at $34.85 per barrel.

Interest

         We are susceptible to market risk associated with changes in variable  interest rates on long-term  debt  obligations  we incurred  and will incur to finance the  purchases of our Airbus aircraft.  Interest  expense on 85.8% of our owned  Airbus  A319  aircraft is subject to interest rate  adjustments  every three to six months based upon changes in the  applicable  LIBOR rate. A change  in the base  LIBOR  rate of 100 basis  points  (1.0  percent)  would  have the  effect of
increasing  or  decreasing  our  annual  interest  expense  by  $2,552,000   assuming  the  loans
outstanding   that  are  subject  to  interest  rate  adjustments  at  March  31,  2004  totaling
$255,234,000 are outstanding for the entire period.

         In March 2003, we entered into an interest rate swap agreement with a notional amount of
$27,000,000  to hedge a portion  of our LIBOR  based  borrowings.  Under the  interest  rate swap agreement,  we are  paying a fixed rate of 2.45% and  receive a variable  rate based on the three month  LIBOR  over the term of the swap that  expires in March  2007.  As of March 31,  2004,  we had hedged  approximately  10.6% of our variable  interest rate loans.  As of March 31, 2004, the fair value of the swap agreement is a liability of $356,000.

Item 8:  Financial Statements and Supplementary Data

         Our financial statements  are filed as a part of this report  immediately  following the signature page.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9A:  Controls and Procedures

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the  participation of our management,  including our Chief Executive Officer and Chief Financial  Officer,  of the effectiveness of the design and operation of our disclosure controls  and  procedures  pursuant to  Exchange  Act Rules  13a-15 and  15d-15.  Based upon that evaluation,  our  Chief  Executive  Officer  and  Chief  Financial  Officer  concluded  that  our disclosure  controls  and  procedures  are  effective.  Disclosure  controls and  procedures  are controls and  procedures  that are designed to ensure that  information  required to be disclosed in our reports filed or submitted under the Exchange Act is recorded,  processed,  summarized and completely  and  accurately  reported  within the time periods  specified in the  Securities  and
Exchange Commission’ rules and forms.

         There have been no significant changes in our internal controls or in other factors that could  significantly  affect  internal  controls  subsequent  to the  date we  carried  out  this evaluation.

                                            PART III

Item 10:  Directors and Executive Officers of the Registrant.

Code of Ethics

         The information required by this Item is incorporated herein by reference to the data under the heading "Election of Directors" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 9, 2004. We will file the definitive Proxy Statement with the Commission on or before July 30, 2004.

Audit Committee Financial Expert

         The information required by this Item is  incorporated  herein by  reference to the data under the heading  "Election of Directors" in the Proxy  Statement to be used in connection  with the  solicitation  of proxies for our annual meeting of  shareholders  to be held on September 9,
2004.  We will file the  definitive  Proxy  Statement  with the  Commission on or before July 30,
2004.

Item 11.   Executive Compensation.

         The information required by this Item is  incorporated  herein by  reference to the data under the heading  "Executive  Compensation" in the Proxy Statement to be used in connection with the  solicitation  of proxies for our annual meeting of  shareholders  to be held on September 9,
2004.  We will file the  definitive  Proxy  Statement  with the  Commission on or before July 30,
2004.

Item  12.  Security   Ownership  of  Certain   Beneficial   Owners  and  Management  and  Related
Stockholder Matters.

         The information required by this Item is  incorporated  herein by  reference to the data under the heading  "Voting  Securities and Principal  Holders  Thereof" in the Proxy Statement to
be used in connection  with the  solicitation  of proxies for our annual meeting of  shareholders to be held  on  September  9,  2004.  We will  file  the  definitive  Proxy  Statement  with  the
Commission on or before July 30, 2004.

Item 13.   Certain Relationships and Related Transactions.

         The information required by this Item is  incorporated  herein by  reference to the data under the heading  "Related  Transactions"  in the Proxy  Statement to be used in connection with the  solicitation  of proxies for our annual meeting of  shareholders  to be held on September 9,
2004.  We will file the  definitive  Proxy  Statement  with the  Commission on or before July 30,
2004.

Item 14.   Principal Accountant Fees and Services

         The information required by this Item is  incorporated  herein by  reference to the data under the heading  "Principal  Accountant Fees and Services" in the Proxy Statement to be used in connection  with the  solicitation  of proxies for our annual meeting of  shareholders to be held on September 9, 2004.  We will file the  definitive  Proxy  Statement  with the  Commission on or before July 30, 2004.

                                             PART IV

Item 15(a):  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit
Numbers           Description of Exhibits

Exhibit 3 - Articles of Incorporation and Bylaws:

    3.1           Restated  Articles  of  Incorporation  of  the  Company.  (Exhibit  3.1  to the
                  Company’  Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                  1999)

    3.2           Amended and  Restated  Bylaws of the  Company.  (Exhibit  3.2 to the  Company’s
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

Exhibit 4 - Instruments defining the rights of security holders:

    4.1           Specimen  common  stock  certificate  of  the  Company.  (Exhibit  4.1  to  the
                  Company’s  Registration  Statement  on Form SB-2,  declared  effective  May 20,
                  1994)

    4.2           Rights  Agreement,  dated as of February 20, 1997,  between Frontier  Airlines,
                  Inc. and  American  Securities  Transfer & Trust,  Inc,  including  the form of
                  Rights  Certificate  and the Summary of Rights  attached  thereto as Exhibits A and B,  respectively  (Exhibit 3.1 to the Company’s  Registration  Statement on
                  Form 8-A filed March 12, 1997)

    4.2(a)        Amendment  to Rights  Agreement  dated June 30,  1997.  (Exhibit  4.4(a) to the
                  Company’s  Annual  Report on Form  10-KSB  for the year ended  March 31,  1997;
                  Commission File No. 0-24126)

    4.2(b)        Amendment to Rights  Agreement  dated December 5, 1997.  (Exhibit 4.4(b) to the
                  Company’s Annual Report on Form 10-K for the year ended March 31, 1999)

    4.2(c)        Third Amendment to Rights  Agreement  dated September 9, 1999.  (Exhibit 4.4 to the Company’s Registration Statement on Form 8-A/A filed October 14, 1999)

    4.2(d)        Fourth  Amendment to Rights  Agreement  dated May 30, 2001.  (Exhibit 4.4(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

    4.3           Frontier  Airlines  Inc.  Warrant  to  Purchase  Common  Stock,  No.  1  -  Air
                  Stabilization   Board.   Two   Warrants,   dated  as  of  February   14,  2003,
                  substantially  identical in all  material  respect to this  Exhibit,  have been
                  entered  into  with  each  of  the   Supplemental   Guarantors   granting  each
                  Supplemental  Guarantor a warrant to  purchase  191,697  shares  under the same terms and conditions  described in this Exhibit.  Portions of this Exhibit have been omitted and filed  separately with the Securities and Exchange  Commission in a  confidential  treatment  request  under  Rule  24b-2  of  the  Securities
                  Exchange Act of 1934, as amended.  (Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 25, 2003)

    4.4           Registration  Rights  Agreement  dated as of February  14, 2003 by and Frontier
                  Airlines,  Inc.  as the  Issuer,  and the  Holders  to  Herein of  Warrants  to
                  Purchase  Common  Stock,  No Par  Value.  Portions  of this  Exhibit  have been omitted and filed  separately with the Securities and Exchange  Commission in a confidential  treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  (Exhibit 4.6 to the Company’s  Current Report on Form 8-K
                  dated March 25, 2003)

Exhibit 10 - Material Contracts:

   10.1           1994 Stock Option Plan. (Exhibit 10.3 to the Company’s  Registration  Statement
                  on Form SB-2, declared effective May 20, 1994)

   10.1(a)        Amendment  No. 1 to 1994 Stock  Option  Plan.  (Exhibit  10.4 to the  Company’s
                  Annual  Report on Form  10-KSB for the year ended  March 31,  1995;  Commission
                  File No. 0-4877)

   10.1(b)        Amendment  No. 2 to 1994 Stock  Option  Plan.  (Exhibit  10.2 to the  Company’s
                  Annual  Report on Form  10-KSB for the year ended  March 31,  1997;  Commission
                  File No. 0-24126)

   10.2           Airport Use and Facilities  Agreement,  Denver  International  Airport (Exhibit
                  10.7 to the  Company’s  Annual  Report on Form  10-KSB for the year ended March
                  31, 1995; Commission File No. 0-4877)

   10.3           Space and Use Agreement  between  Continental  Airlines,  Inc. and the Company.
                  (Exhibit  10.43 to the Company’s  Annual Report on Form 10-K for the year ended
                  March 31, 1999)

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

   10.4           Airbus  A318/A319  Purchase  Agreement dated as of March 10, 2000 between AVSA,
                  S.A.R.L.,  Seller, and Frontier Airlines, Inc., Buyer. Portions of this exhibit have been excluded from the publicly  available  document and an order granting confidential  treatment of the excluded  material has been  received.  (Exhibit
                  10.51 to the Company’s  Annual Report on Form 10-K for the year ended March 31,
                  2000)

   10.5           Aircraft  Lease  Common  Terms  Agreement  dated as of April 20,  2000  between
                  General Electric Capital  Corporation and Frontier  Airlines,  Inc. Portions of
                  this exhibit have been  excluded  from the publicly  available  document and an order  granting  confidential  treatment  of the  excluded  material  has  been received.  (Exhibit  10.52 to the Company’s  Annual Report on Form 10-K for the
                  year ended March 31, 2000)

   10.6           Aircraft Lease Agreement dated as of April 20, 2000 between Aviation  Financial
                  Services,  Inc., Lessor, and Frontier Airlines,  Inc., Lessee, in respect of 15
                  Airbus A319  Aircraft.  After 3 aircraft  were leased  under this  Exhibit with
                  Aviation  Financial  Services,  Inc.  as Lessor,  related  entities of Aviation
                  Financial  Services,  Inc. replaced it as the Lessor, but each lease with these related  entities is substantially  identical in all material  respects to this
                  Exhibit.  Portions  of this  exhibit  have  been  excluded  from  the  publicly available  document  and  an  order  granting  confidential  treatment  of  the excluded  material has been received.  (Exhibit  10.53 to the Company’s  Annual
                  Report on Form 10-K for the year ended March 31, 2000)

   10.7           Lease dated as of May 5, 2000 for Frontier  Center One,  LLC, as landlord,  and
                  Frontier  Airlines,  Inc.,  as  tenant.  Portions  of this  exhibit  have  been
                  excluded  from  the  publicly   available   document  and  an  order   granting
                  confidential  treatment of the excluded  material has been  received.  (Exhibit
                  10.55 to the Company’s  Annual Report on Form 10-K for the year ended March 31,
                  2000)

   10.8           Operating  Agreement  of  Frontier  Center One,  LLC,  dated as of May 10, 2000 between Shea Frontier Center,  LLC, and 7001 Tower, LLC, and Frontier Airlines,
                  Inc.  Portions of this exhibit have been excluded  from the publicly  available document and an order granting confidential  treatment of the excluded material has been received.  (Exhibit 10.56 to the Company’s  Annual Report on Form 10-K
                  for the year ended March 31, 2000)

   10.9           Standard  Industrial  Lease  dated  April  27,  2000,  between  Mesilla  Valley
                  Business Park, LLC,  landlord,  and Frontier Airlines,  Inc., tenant.  Portions of this exhibit have been excluded from the publicly  available document and an order  granting  confidential  treatment  of the  excluded  material  has  been received.  (Exhibit  10.57 to the Company’s  Annual Report on Form 10-K for the
                  year ended March 31, 2000)

   10.10          General Terms  Agreement No.  6-13616  between CFM  International  and Frontier
                  Airlines,  Inc.  Portions of this exhibit have been  excluded from the publicly available  document  and  an  order  granting  confidential  treatment  of  the
                  excluded   material  has  been  received.   (Exhibit  10.60  to  the  Company’s
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

   10.11          Lease  Agreement  dated as of December  15, 2000 between  Gateway  Office Four,
                  LLC,  Lessor,  and  Frontier  Airlines,  Inc.,  Lessee.  (Exhibit  10.61 to the
                  Company’s  Quarterly  Report on Form 10-Q for the quarter  ended  December  31,
                  2000)

   10.12          Code Share Agreement dated as of May 3, 2001 between  Frontier  Airlines,  Inc.
                  and Great Lakes  Aviation,  Ltd.  Portions of this exhibit  have been  excluded from  the  publicly  available  document  and an  order  granting  confidential treatment of the excluded  material has been  received.  (Exhibit  10.62 to the
                  Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

   10.12(a)       Amendment  No. 1 to the  Codeshare  Agreement  dated as of May 3, 2001  between
                  Frontier  Airlines,  Inc.  and  Great  Lakes  Aviation,  Ltd.  Portions  of the
                  exhibit have been excluded  from the publicly  available  document  andan order granting  confidential  treatment of the excluded  material has been  received.
                  (Exhibit  10.62(a)  to the  Company’s  Quarterly  Report  on Form  10-Q for the
                  quarter ended December 31, 2001)

   10.13          Codeshare  Agreement between Mesa Airlines,  Inc. and Frontier  Airlines,  Inc.
                  (Exhibit 10.61 to the Company’s  Quarterly  Report on Form 10-Q for the quarter ended September 30, 2001)

   10.14(a)       Amendment  No. 1 to the  Codeshare  Agreement  dated as of  September  4,  2001 between  Mesa  Airlines,  Inc.  and Frontier  Airlines,  Inc.  Portions of this exhibit have been  excluded from the publicly  available  document and an order granting  confidential  treatment of the excluded  material has been  received.
                  (Exhibit  10.65(a)  to the  Company’s  Quarterly  Report  on Form  10-Q for the
                  quarter ended December 31, 2001)

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
                  10.66 to the  Company’s  Quarterly  Report on Form 10-Q for the  quarter  ended
                  December 31, 2001)

   10.15(a)       Amendment of the Employee Stock  Ownership Plan of Frontier  Airlines,  Inc. as
                  amended and restated,  effective  January 1, 1997 and executed February 5, 2002 for EGTRRA.  (Exhibit  10.66(a) to the Company’s  Quarterly Report on Form 10-Q
                  for the quarter ended December 31, 2001)

   10.16          Director Compensation  Agreement between Frontier Airlines,  Inc. and Samuel D.
                  Addoms dated  effective  April 1, 2002.  This  agreement  was modified on April
                  1, 2003, to expressly describe the second installment  exercise period as on or after December 31, 2003,  and the third  installment  exercise  period as on or after April 1, 2004.  (Exhibit  10.67 to the  Company’s  Annual  Report on Form
                  10-K for the year ended March 31, 2002)

   10.17          Secured  Credit  Agreement  dated  as of  October  10,  2002  between  Frontier
                  Airlines,  Inc.  and  Credit  Agricole  Indosuez  in  respect  to 3 Airbus  319 aircraft.  Portions  of this  exhibit  have  been  excluded  form the  publicly available  document  and  an  order  granting  confidential  treatment  of  the
                  excluded   material  has  been  received.   (Exhibit  10.75  to  the  Company’s
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
                  excluded   material  has  been  received.   (Exhibit  10.76  to  the  Company’s
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
                  Northwest,  N.A. as Collateral  Agent, LB AG, as Agent, and Air  Transportation
                  Stabilization  Board.  Portions  of this  Exhibit  have been  omitted and filed separately  with the  Securities  and  Exchange  Commission  in a  confidential treatment  request under Rule 24b-2 of the Securities  Exchange Act of 1934, as amended.  (Exhibit  10.77 to the  Company’s  Current  Report  on Form 8-K dated
                  March 25, 2003)

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
                  10.78 to the Company’s Current Report on Form 8-K dated March 25, 2003)

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
                  10.21 to the  Company’s  Quarterly  Report on Form 10-Q for the  quarter  ended
                  September 30, 2003)

   10.22          Aircraft  Mortgage  and  Security  Agreement  dated as of July 30, 2003 between
                  Frontier  Airlines,  Inc.  and a  Lender  in  respect  to an  Airbus  aircraft.
                  Frontier has financed  the  purchase of 3 additional  Airbus 318 aircraft  with
                  this  Lender  under  Aircraft   Mortgage  and  Security   Agreements  that  are
                  substantially  identical in all material respects to this Exhibit.  Portions of this Exhibit have been omitted and filed  separately  with the  Securities  and
                  Exchange  Commission in a  confidential  treatment  request under Rule 24b-2 of the  Securities  Exchange  Act of  1934,  as  amended.  (Exhibit  10.22  to the
                  Company’s  Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                  2003)

   10.23          Codeshare  Agreement  dated  as of  September  18,  2003  between  Horizon  Air
                  Industries,  Inc. and  Frontier  Airlines,  Inc.  Portions of this Exhibit have
                  been  omitted  and  filed   separately   with  the   Securities   and  Exchange
                  Commission  in a  confidential  treatment  request  under  Rule  24b-2  of  the
                  Securities  Exchange Act of 1934, as amended.  (Exhibit  10.23 to the Company’s
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

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
                  10.24 to the  Company’s  Quarterly  Report on Form 10-Q for the  quarter  ended
                  December 31, 2003)

Exhibit 23 - Consents of Experts:

   23.1           Consent of KPMG LLP (filed herewith)

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

   31.1           Section 302 certification of President and Chief Executive Officer,  Jeffery S.
                  Potter. (Filed herewith)

   31.2           Section 302 certification of Chief Financial Officer, Paul H. Tate. (Filed
                  herewith)

Exhibit 32 - Section 1350 Certifications

   32             Section 906 certifications of President and Chief Executive Officer, Jeffery S.
                  Potter, and Chief Financial Officer, Paul H. Tate (Filed herewith)

Item 16(b):  Reports on Form 8-K.

       During the quarter ended March 31, 2004,  the Company  furnished the following  reports on
       Form 8-K.

  Date of Reports                 Item Numbers               Financial Statements
                                                             Required to be Filed
     January 30, 2004                  7 and 12                       None
      March 9, 2004                    7 and 12                       None

                                            SIGNATURES

       Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange  Act of
1934, the  registrant has duly caused this report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  June 11, 2004                                 By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date:  June 11, 2004                                 By: /s/ Elissa A. Potucek
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

Date:  June 11, 2004                                 By: /s/ Jeffery S. Potter
                                                     Jeffery S. Potter, Director

Date:  June 11, 2004                                 By: /s/ Samuel D. Addoms
                                                     Samuel D. Addoms, Director

Date:  June 11, 2004                                 By:
                                                     William B. McNamara, Director

Date: June 11, 2004                                  By: /s/ Paul Stephen Dempsey
                                                     Paul Stephen Dempsey, Director

Date: June 11, 2004                                  By: /s/  LaRae Orullian
                                                     B. LaRae Orullian, Director

Date: June 11, 2004                                  By: /s/ D. Dale Browning
                                                     D.   Dale Browning, Director

Date: June 11, 2004                                  By: /s/  Jim Upchurch
                                                     James B. Upchurch, Director

Date: June 11, 2004                                  By: /s/  Hank Brown
                                                     Hank Brown, Director

Date: June 11, 2004                                  By: /s/  Patricia A. Engels
                                                     Patricia A. Engels, Director

                     Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines, Inc.:

We have audited the accompanying balance sheets of Frontier Airlines,  Inc. as of March 31,  2004
and  2003,   and  the  related   statements  of  operations,   stockholders’   equity  and  other
comprehensive  loss,  and cash flows for each of the years in the  three-year  period ended March
31, 2004. These financial  statements are the  responsibility  of the Company’s  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our audits in  accordance  with the  standards  of the Public  Company  Accounting
Oversight Board (United  States).  Those standards  require that we plan and perform the audit to obtain  reasonable  assurance  about  whether  the  financial  statements  are  free of  material misstatement.  An audit  includes  examining,  on a test basis,  evidence  supporting the amounts and  disclosures  in the financial  statements.  An audit also includes  assessing the accounting principles used and significant  estimates made by management,  as well as evaluating the overall financial  statement  presentation.  We believe that our audits  provide a  reasonable  basis for our opinion.

In our opinion,  the  financial  statements  referred to above  present  fairly,  in all material respects,  the financial position of Frontier  Airlines,  Inc. as of March 31, 2004 and 2003, and
the results of its operations  and its cash flows for each of the years in the three-year  period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As  discussed  in  note  1 to the  financial  statements,  the  Company  changed  its  method  of accounting  for aircraft  maintenance  checks from the accrual method of accounting to the direct expense method in 2003.

                                                            KPMG LLP

Denver, Colorado
May 27, 2004

FRONTIER AIRLINES, INC.
Balance Sheets
March 31, 2004 and 2003

                                                       2004                   2003
Assets
Current assets:
    Cash and cash equivalents                    $ 188,608,729          $ 102,880,404
    Short-term investments                           2,000,000              2,000,000
    Restricted investments                          24,732,024             14,765,000
    Receivables,  net of allowance for doubtful
      accounts of $225,000 and $237,000 at
      March 31, 2004 and 2003, respectively         26,308,352             25,856,692
    Income taxes receivable (note 9)                   262,091             24,625,616
    Security and other deposits (note 7)               215,000                912,399
    Prepaid expenses and other assets               13,093,499              9,503,389
    Inventories, net of allowance of $2,991,000
      and $2,478,000 at March 31, 2004 and 2003,
      respectively                                   6,126,573              5,958,836
    Deferred tax asset (note 9)                      8,386,390              4,788,831
            Total current assets                   269,732,658            191,291,167
Property and equipment, net (note 4)               440,470,566            334,492,983
Security and other deposits (note 7)                16,261,690              6,588,023
Aircraft pre-delivery payments                      28,329,370             30,531,894
Restricted investments                               9,971,212              9,324,066
Deferred loan fees and other assets                  4,940,102             16,086,948
                                                 $ 769,705,598          $  588,315,081
                                                ===============         ===============

Liabilities and Stockholders’ Equity
Current liabilities:
    Accounts payable                              $ 31,167,168           $ 26,859,926
    Air traffic liability                           83,339,560             58,875,623
    Other accrued expenses (note 6)                 44,660,868             22,913,659
    Current portion of long-term debt (note 8)      17,386,538             20,473,446
    Deferred revenue and other liabilities (note 5)  5,105,136              1,396,143
            Total current liabilities              181,659,270            130,518,797
Long-term debt (note 8)                            280,000,752            261,738,503
Deferred tax liability (note 9)                     32,225,150             20,017,787
Deferred revenue and other liabilities (note 5)     17,878,800             17,072,868
            Total liabilities                      511,763,972            429,347,955

Stockholders’ equity:
    Preferred stock, no par value, authorized
      1,000,000 shares; none issued                       -                      -
    Common stock, no par value, stated value of
      $.001 per share, authorized 100,000,000
      shares; 35,597,442 and 29,674,050 shares
      issued and outstanding  at March 31, 2004
      and March 31,  2003, respectively                 35,597                 29,674
    Additional paid-in capital                     185,078,386             96,424,525
    Unearned ESOP shares (note 13)                  (2,182,634)                  -
    Accumulated other comprehensive loss, net
      of tax                                          (137,785)                  -
    Retained earnings                               75,148,062             62,512,927
            Total stockholders’ equity             257,941,626            158,967,126

Commitments and contingencies
    (notes 3, 7, 13 and 16)                      $ 769,705,598          $ 588,315,081
                                                 ===============        ===============
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Operations

Years Ended March 31, 2004, 2003 and 2002

                                               2004                2003                2002
Revenues:
    Passenger                             $ 615,389,565       $ 460,187,753       $ 435,945,581
    Passenger- regional partner              11,191,338              -                   -
    Cargo                                     8,077,106           5,557,153           6,623,665
    Other                                     9,021,133           4,191,009           2,505,479
            Total revenues                  643,679,142         469,935,915         445,074,725

Operating expenses:
    Flight operations                       105,255,438          85,674,568          64,824,609
    Aircraft fuel expense                   108,862,582          86,063,581          61,226,385
    Aircraft lease expense                   70,061,270          70,239,038          64,989,820
    Aircraft and traffic servicing          110,377,894          86,447,925          70,201,825
    Maintenance                              74,003,778          75,559,243          70,227,020
    Promotion and sales                      65,322,259          53,031,888          59,458,779
    General and administrative               36,750,152          26,060,812          26,173,864
    Operating expenses - regional partner    14,634,258              -                   -
    Loss on sale-leaseback of aircraft        1,323,094              -                   -
    Aircraft lease and facility exit costs    5,371,799              -                   -
    Depreciation and amortization            23,719,743          17,649,815          11,586,703
            Total operating expenses        615,682,267         500,726,870         428,689,005
    Operating income (loss)                  27,996,875         (30,790,955)         16,385,720

Nonoperating income (expense):
    Interest income                           2,074,050           1,882,691           4,388,249
    Interest expense                        (13,961,074)         (8,041,412)         (3,382,695)
    Emergency  Wartime Supplemental
      Appropriations Act and
      Stabilization Act compensation         15,024,052              -               12,703,007
    Loss on early extinquishment of debt     (9,815,517)         (1,774,311)            -
    Aircraft lease and facility exit costs       -                   -               (4,913,650)
    Unrealized derivative loss                   -                 (132,282)            -
    Other, net                                 (860,890)           (652,897)           (348,329)
            Total nonoperating income
              (expense), net                 (7,539,379)         (8,718,211)          8,446,582

Income (loss) before income tax expense
    (benefit) and cumulative effect of
    change in method of
    accounting for maintenance               20,457,496         (39,509,166)         24,832,302

Income tax expense (benefit)                  7,822,361         (14,655,366)          8,282,312

Income (loss) before cumulative effect
    of change in method of accounting for
    maintenance                              12,635,135         (24,853,800)         16,549,990

Cumulative effect of change in method
    of accounting for maintenance, net of
    tax (note 1)                                 -                2,010,672             -

Net income (loss)                         $  12,635,135       $ (22,843,128)      $  16,549,990
                                         ================     ================  ================

(continued)

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statement of Operations, continued

Years Ended March 31, 2004, 2003 and 2002

                                                  2004                2003                2002

Earnings (loss) per share:
  Basic:
    Income (loss) before cumulative effect
      of change in accounting principle           $0.39             ($0.84)               $0.58
    Cumulative effect of change in method of
      accounting for maintenance checks              -                0.07                   -
    Net income (loss)                             $0.39             ($0.77)               $0.58
                                             ============        ============        ============
  Diluted:
    Income (loss) before cumulative effect
      of change in accounting principle           $0.36             ($0.84)               $0.56
    Cumulative effect of change in method of
      accounting for maintenance checks              -                0.07                   -
    Net income (loss)                             $0.36             ($0.77)               $0.56
                                             ============        ============        ============

  Pro forma amounts assuming the new
    method of accounting for maintenance
    checks is applied retroactively:
      Net income                                     -                  -          $ 17,661,307
        Earnings per share:
            Basic                                    -                  -                 $0.62
            Diluted                                  -                  -                 $0.60

Weighted average shares of
  common stock outstanding

            Basic                            32,732,567         29,619,742           28,603,861
                                           ==============     ==============       ==============
            Diluted                          35,276,416         29,619,742           29,515,150
                                           ==============     ==============       ==============

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Stockholders’ Equity and Other Comprehensive Loss

Years Ended March 31, 2004, 2003 and 2002

                                                                               Accumulated
                               Common Stock       Additional     Unearned         other                           Total
                             Shares    Stated      paid-in         ESOP       comprehensive      Retained      stockholders’
                             (000s)     value      capital        shares          loss           earnings         equity

Balances, March 31, 2001    $28,195    $28,195   $77,606,918   $(1,662,087)     $   -          $68,806,065    $144,779,091

Net income                     -          -           -             -               -           16,549,990      16,549,990
Exercise of common stock
  warrants (note 11           525        525      1,311,975         -               -               -            1,312,500
Exercise of common
  stock options               529        529      1,870,516         -               -               -            1,871,045
Tax benefit from
  exercises of common
  stock options and warrants   -          -       2,252,023         -               -               -            2,252,023
Contribution of common
  stock to employees stock
  ownership plan (note 13)    173        173      2,826,054    (2,826,227)          -               -               -
Amortization of employee
stock compensation (note 13)   -          -           -         2,368,644           -               -            2,368,644

Balances, March 31, 2002     29,422     29,422   85,867,486    (2,119,670)          -           85,356,055     169,133,293

Net loss                       -          -           -             -               -          (22,843,128)    (22,843,128)

Exercise of common
  stock options               252        252        616,695         -               -               -              616,947
Warrants issued in
  conjunction with
  debt agreement (note 11)     -          -       9,282,538         -               -               -            9,282,538
Tax benefit from
  exercises of common
  stock options                -          -         657,806         -               -               -              657,806
Amortization of employee
  stock compensation
  (note 13)                    -          -           -         2,119,670           -               -            2,119,670

Balances, March 31, 2003     29,674     29,674   96,424,525         -               -           62,512,927     158,967,126

Net income                     -          -           -             -               -           12,635,135      12,635,135
Other comprehensive loss -
  unrealized loss on
  derivative instruments,
  net of tax                   -          -           -             -           (137,785)           -             (137,785)
Total comprehensive income                                                                                      12,497,350

Sale of common stock,
  net of offering costs
  of $257,000               5,050      5,050     81,072,096         -               -               -           81,077,146
Exercise of common
  stock options               227        227      1,000,487         -               -               -            1,000,714
Tax benefit from
  exercises of
  common stock options         -          -       1,261,937         -               -               -            1,261,937
Equity adjustment for
  the repricing of warrants
  issued in conjunction
  with a debt agreement
  (note 11)                    -          -         116,701         -               -               -              116,701
Contribution  of  common
  stock to employees stock
  ownership plan (note 13)    646        646      5,202,640    (5,203,286)          -               -               -
Amortization of employee
  stock compensation
  (note13)                     -          -           -         3,020,652           -               -            3,020,652

Balances, March 31, 2004  $35,597    $35,597   $185,078,386   $(2,182,634)     $(137,785)      $75,148,062    $257,941,626
                          ================================================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Cash Flows

Years ended March 31, 2004, 2003, and 2002

                                                           2004              2003              2002
Cash flows from operating activities:

    Net income (loss)                               $   12,635,135    $  (22,843,128)    $  16,549,990
    Adjustments to reconcile net income (loss) to
      net cash and cash equivalents provided by
      operating activities:
        Employee stock ownership plan
          compensation expense                           2,498,700         2,641,624         2,368,644
        Depreciation and amortization                   23,719,743        18,297,444        11,670,818
        Depreciation and amortization -
          regional partner                                  63,091            -                 -
        Impairments recorded on property and
          equipment                                      3,047,482            -              1,511,642
        Provisions recorded on inventories                 617,749         2,478,196            -
        Write off of deferred loan costs                 9,815,517            -                 -
        Loss on disposal of equipment                    1,501,465           573,075           323,000
        Unrealized derivative (gains) losses, net         (469,394)          299,328            -
        Deferred tax expense                             9,957,271        10,300,219         4,435,402
        Changes in operating assets and liabilities:
          Restricted investments                       (13,057,670)       (1,031,556)       (4,588,250)
          Receivables                                     (451,660)        2,679,621          (758,891)
          Income taxes receivable                       24,363,525       (17,770,072)           -
          Security and other deposits                     (328,127)          144,788        (7,885,865)
          Prepaid expenses and other assets             (3,590,110)        1,510,213          (164,522)
          Inventories                                     (785,486)       (1,832,654)       (2,532,043)
          Deferred loan fees and other assets            2,981,579        (3,339,467)           -
          Accounts payable                               4,512,197         3,674,660        (1,470,179)
          Air traffic liability                         24,463,937        (2,215,082)        1,459,846
          Other accrued expenses                        22,007,937            32,295         3,823,603
          Refundable stabilization act compensation         -             (4,835,381)        4,835,381
          Accrued maintenance expense                       -             (2,269,046)        7,638,480
          Deferred revenue and other liabilities         4,514,925        14,378,900         3,077,326
            Net cash provided by operating activities  128,017,806           873,977        40,294,382

Cash flows from investing activities:
    (Increase) decrease in aircraft lease and
      purchase deposits, net                            (6,445,617)       12,405,471       (17,483,332)
    (Increase) decrease in restricted investments        2,443,500         1,176,700         1,137,700
    Proceeds from the sale of property and
      equipment                                            341,435        29,750,000            -
    Capital expenditures                              (134,650,799)     (238,667,511)     (118,182,990)
            Net cash used in investing activities     (138,311,481)     (195,335,340)     (134,528,622)

Cash flows from financing activities:
    Net proceeds from issuance of common stock and
      warrants                                          82,077,860         1,274,753         3,183,545
    Proceeds from long-term borrowings                  98,500,000       241,100,000        72,000,000
    Payment of financing fees                           (1,231,201)       (3,504,435)         (577,959)
    Principal payments on long-term borrowings         (83,324,659)      (28,945,720)       (1,942,331)
    Principal payments on obligations under
      capital leases                                        -               (138,020)         (125,252)
            Net cash provided by financing activities   96,022,000       209,786,578        72,538,003

            Net increase (decrease) in cash
              and cash equivalents                      85,728,325        15,325,215       (21,696,237)

Cash and cash equivalents, beginning of year           102,880,404        87,555,189       109,251,426

Cash and cash equivalents, end of year                $188,608,729      $102,880,404       $87,555,189
                                                      ==================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

March 31, 2004

(1)     Nature of Business and Summary of Significant Accounting Policies

        Nature of Business

        Frontier  Airlines,  Inc.  (“Frontier” or the “Company”)  provides air transportation for passengers and freight.  Frontier was  incorporated  in the State of Colorado on February
        8, 1994 and commenced  operations on July 5, 1994.  Denver-based  Frontier in conjunction with its regional jet partner,  Frontier JetExpress,  currently serves 37 cities coast to coast and five  cities in Mexico with a fleet of 10 Boeing 737  aircraft,  24 Airbus A319 aircraft,  four Airbus A318 aircraft, and seven CRJ 700 aircraft (operated by Horizon Air
        Industries,  Inc.) from its base in Denver,  and  employs  approximately  4,200  aviation professionals as of March 31, 2004.

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

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

        Supplemental Disclosure of Cash Flow Information

        Cash Paid During the Year for:

                                           2004              2003              2002

                        Interest      $ 9,836,737       $ 6,490,758       $ 3,081,370
                        Taxes         $   312,484       $    -            $ 8,838,909

        Supplemental disclosure of non-cash activities:

        In connection  with the  commercial  loan facility the Company  obtained  during the year ended  March  31,  2003,  the  Company  issued  warrants  to the  ATSB  and to two  other guarantors  for the purchase of  3,833,946  of our common  stock at $6.00 per share.  The warrants had an estimated  fair value of  $9,282,538  which was recorded as deferred loan fees  with a corresponding adjustment to additional paid-in capital.  See Note 8.

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

        Valuation and Qualifying Accounts

        The following  table  summarizes  our valuation and  qualifying  accounts as of March 31,
        2004, 2003, and 2002, and the associated activity for the years then ended.

                                               Allowance
                                                  for                  Allowance
                                                Doubtful                  for
                                                Accounts               Inventory

              Balance at March 31, 2001      $   368,000             $     -

                Additional expenses              450,000                   -
                Deductions                      (663,000)                  -
              Balance at March 31, 2002          155,000                   -

                Additional expenses              477,000               2,478,000
                Deductions                      (395,000)                  -
              Balance at March 31, 2003          237,000               2,478,000

                Additional expenses              593,000                 618,000
                Deductions                      (605,000)               (105,000)
              Balance at March 31, 2004      $   225,000             $ 2,991,000
                                             ============            ============

        Inventories

        Inventories  consist of expendable  aircraft spare parts,  supplies and aircraft fuel and are stated at the lower of cost or market.  Inventories  are accounted for on a first-in, first-out  basis and are  charged to expense  as they are used.  During the fiscal  years ended  March 31,  2004 and 2003,  the  Company  recorded a  provision  for excess  Boeing
        expendable  parts  inventory   totaling  $618,000  and  $2,478,000,   respectively.   The
        provision in 2004 was principally the result of declining  resale values of excess Boeing expendable  parts.  The Company  monitors  resale values for Boeing parts quarterly using estimates  obtained from its vendors.  The Company  believes the decline in resale values of parts for the less fuel efficient  Boeing 737-200 and Boeing 737-300  aircraft was due in part to  increasing  fuel  prices  during  the  quarter.  The  provision  in 2003  was principally  the result of returning five Boeing aircraft to the lessors in 2003, and the
        Company’s  decision  during the quarter ended March 31, 2003, to  discontinue  the use of the Company’s three remaining  Boeing 737-200  aircraft in advance of the end of the term of their respective leases.  This decision was in response to the significant  decline in passenger  demand as a result of the war in Iraq and the continuing  economic  recession.
        The provision was based on estimates of the resale value of the excess  expendable parts, which were obtained from the Company’s vendors.

        Property and Equipment

        Property and equipment are carried at cost.  Major  additions,  betterments  and renewals are capitalized.  Depreciation and amortization is provided for on a straight-line  basis to estimated residual values over estimated depreciable lives as follows:

                  Aircraft, spare aircraft parts, and
                    flight equipment                       7-25 years
                  Improvements to leased aircraft          Life of improvements or term of lease
                                                           whichever is less
                  Capitalized software                     3 years
                  Ground property, equipment, and
                    leasehold improvements                 3-5 years or term of lease

        Residual  values  for  aircraft  are at 25% of the  aircraft  cost,  residual  values for engines  range in amounts up to 48% of the engine’s  cost and  residual  values for major rotable parts are generally 10%.

        Deferred Loan Fees

        Deferred  loan  fees,  including  the  estimated  fair  value of  warrants  issued to the lenders,  are deferred and amortized over the term of the related debt  obligation  using the effective  interest  method.  During the year ended March 31, 2004, the Company wrote off  $9,816,000 in deferred loan costs  associated  with the prepayment of the government guaranteed loan.

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

        Manufacturers’ Credits

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

        Effective  January 1, 2003,  the Company  and GE Engine  Services, Inc.  (GE)  executed a twelve-year engine services agreement (the "Services  Agreement")  covering the scheduled and  unscheduled  repair of Airbus  engines.  Under the terms of the Services  Agreement, the  Company  agreed to pay GE a fixed  rate  per-engine-hour,  payable  monthly,  and GE assumed  the  responsibility  to overhaul  the  Company’s  engines on Airbus  aircraft as required  during the term of the  Services  Agreement,  subject  to  certain  exclusions.
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

        Advertising Costs

        The  Company  expenses  the  costs of  advertising  as  promotion  and  sales in the year incurred.  Advertising expense was $7,897,365,  $5,717,438,  and $9,086,752 for the years ended March 31, 2004, 2003, and 2002, respectively.

        Revenue Recognition

        Passenger,  cargo, and other revenues are recognized when the  transportation is provided or after the tickets  expire,  and are net of excise taxes.  Unearned  revenues have been deferred and included in the accompanying balance sheets as air traffic liability.

        Passenger Traffic Commissions and Related Expenses

        Passenger traffic  commissions and related expenses are expensed when the  transportation is provided and the related  revenue is recognized.  Passenger  traffic  commissions  and related expenses not yet recognized are included as a prepaid expense.

        Frontier JetExpress

        In September  2003, the Company signed a 12-year  agreement with Horizon Air  Industries,
        Inc.  (“Horizon”),  under which  Horizon will operate up to nine 70-seat CRJ 700 aircraft under our Frontier  JetExpress  brand.  The service began on January 1, 2004 and replaced our codeshare  with Mesa Airlines which  terminated in December 2003. In accordance  with
        Emerging  Issues Task Force No. 01-08, “Determining  Whether an  Arrangement  Contains a
        Lease” (“EITF 01-08”),  we have concluded that the Horizon  agreement  contains leases as the  agreement  conveys the right to use a specific  number and specific type of aircraft over a stated period of time.  Frontier  establishes the  scheduling,  routes and pricing of the flights  operated as “Frontier  JetExpress”  under the  agreement.  EITF 01-08 was effective  for new  arrangements  or  arrangements  modified  after the  beginning  of an entity’s  next  reporting  period  after May 28,  2003.  The  assessment  of  whether  an arrangement  contains  a lease is made at the  inception  of or upon  modification  of an arrangement.  Therefore,  we  began  recording  revenues  and  expenses  related  to  the
        Horizon  Agreement  gross,  as opposed to net,  upon  inception of service.  Prior to the implementation  of EITF 01-08,  JetExpress  revenues were reduced by related expenses and reported net as other  revenues.  Revenues are  pro-rated to the segment  operated by the regional  partner based on miles flown and are included in passenger  revenues – regional partner.  Expenses  directly  related to the flights  flown by the  regional  partner are included  in  operating  expenses – regional  partner.  The  Company  allocates  indirect
        expenses   between   mainline  and  JetExpress   operations  by  using  regional  partner
        departures,  available  seat miles,  or  passengers  as a percentage  of system  combined departures, available seat miles or passengers.

        Amounts  included in other  revenues for the years ended March 31, 2004,  2003,  and 2002 were as follows:

                                                      Year Ended March 31
                                            2004              2003              2002
         Mesa revenues                   $25,155,000       $1,608,000        $    -
         Mesa expenses                   (23,438,000)      (2,314,000)            -
         Net amount in other revenues      1,717,000         (706,000)            -
                                        ==================================================

        Customer Loyalty Program

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

        As of March 31,  2004 and 2003,  the  Company  estimated  that  approximately  47,600 and
        14,600  round-trip  flight  awards,   respectively,   were  eligible  for  redemption  by
        EarlyReturns  members who have mileage credits  exceeding the 15,000-mile free round-trip domestic  ticket  award  threshold.  As of March  31,  2004 and  2003,  the  Company  had
        recorded a liability of  approximately  $584,000 and  $283,000,  respectively,  for these rewards.

        Co-branded Credit Card Arrangement

        The Company entered into a co-branded  credit card arrangement with a Mastercard  issuing bank in March 2003.  The terms of this  affinity  agreement  provide that we will receive a fixed  fee for each new  account,  which  varies  based on the type of  account,  and a percentage of the annual  renewal fees that the bank  receives.  The Company  receives an increased  fee for new accounts  solicited by us. The Company also  receives fees for the purchase of frequent flier miles awarded to the credit card customers.

        During the year ended March 31, 2003,  the Company  received a  $10,000,000  advance from the issuing  bank for fees  expected to be earned  under the  program.  This  advance was recorded as deferred  revenue  when it was  received.  For the year ended March 31, 2003, we had not yet earned or  recognized  any revenue from this  arrangement.  Fees earned as credit  cards are  issued or  renewed,  and as points  are  awarded  to the  credit  card customers are applied against this advance.

        The Company  accounts for all fees received under the  co-branded  credit card program by allocating  the fees  between the portion  that  represents  the  estimated  value of the subsequent  travel award to be  provided,  and the portion  which  represents a marketing fee to cover  marketing and other related  costs to administer  the program.  This latter
        portion  (referred  to  as  the  marketing  component)   represents  the  residual  after
        determination of the value of the travel  component.  The component  representing  travel is  determined by reference to an equivalent  restricted  fare,  which is used as a proxy for the value of travel of a  frequent  flyer  mileage  award.  The travel  component  is deferred  and  recognized  as revenue  over the  estimated  usage  period of the frequent flyer mileage  awards of 20 months.  The Company  records the marketing  component of the revenue  earned under this  agreement as a reduction of sales and  promotion  expenses in the month received.

        Because of our  limited  history  with our  frequent  flier  program,  the  Company  have estimated the period over which the frequent  flier mileage  awards will be used based on industry  averages  adjusted  downward to take into account that most  domestic  airlines require  25,000  frequent  flyer  miles for a  domestic  round-trip  ticket,  whereas  we require only 15,000 frequent flyer miles for a domestic round-trip ticket.

        For the year ended March 31, 2004, the Company  earned total fees of  $4,245,000,  all of which were applied to the original  $10,000,000  advance. Of that amount,  $3,286,000 was deferred  as the  travel  award  component,  and the  remaining  marketing  component  of
        $959,000 was  recognized  as a reduction to sales and  promotions  expense.  Amortization of deferred revenue recognized in earnings in 2004 was $786,000.

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

        Income Taxes

        The Company  accounts for income taxes using the asset and liability  method.  Under that method,  deferred  income taxes are  recognized  for the tax  consequences  of “temporary differences”  by applying  enacted  statutory  tax rates  applicable  to future  years to differences  between the financial  statement  carrying amounts and tax bases of existing assets and  liabilities.  A valuation  allowance  for net deferred tax assets is provided unless  realizability  is judged by  management to be more likely than not. The effect on deferred  taxes from a change in tax rates is  recognized  in income in the  period  that includes the enactment date.

        Fair Value of Financial Instruments

        The Company  estimates the fair value of its monetary assets and  liabilities  based upon existing interest rates related to such assets and liabilities  compared to current rates of  interest  for  instruments  with a similar  nature  and degree of risk.  The  Company estimates  that  the  carrying  value  of all  of its  monetary  assets  and  liabilities approximates  fair value as of March 31, 2004 and 2003 with  exception  of its fixed rate loans at March 31,  2004.  The Company  estimates  the fair value of its fixed rate loans to be  approximately  $46,663,221  as compared to the carrying  amount of  $42,153,401 at
        March 31, 2004.

        Derivative Instruments

        The  Company  accounts  for  derivative  financial  instruments  in  accordance  with the provisions  of Statement of  Financial  Accounting  Standards  No. 133,  “Accounting  for
        Derivative  Instruments  and Hedging  Activities”  (“SFAS  133”).  SFAS 133  requires the
        Company to measure all  derivatives  at fair value and to  recognize  them in the balance sheet  as an  asset  or  liability.  For  derivatives  designated  as cash  flow  hedges, changes  in  fair value of the  derivative  are generally reported in other comprehensive income (“OCI”) and are subsequently  reclassified into earnings when the hedged item affects  earnings.  Changes  in fair  value of  derivative  instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings  in the current period.

        The  Company  enters  into  derivative   transactions  to  hedge  the  interest  payments
        associated  with  a  portion  of its  LIBOR-based  borrowings  and  fuel  purchases.  The
        Company  designates  certain  interest  rate swaps as  qualifying  cash flow hedges.  The
        Company  also enters into  derivative  transactions  to reduce  exposure to the effect of fluctuations  in  fuel  prices.  These  transactions  are  accounted  for  a  as  trading instruments  under SFAS 133. As a result,  the Company records these  instruments at fair market value and  recognizes  realized and  unrealized  gains and losses in aircraft fuel expense.

        Stock Based Compensation

        At March 31, 2004,  we had a  stock-based  employee  compensation  plan,  as described in
        Note 12,  “Stock  Option  Plan.” The Company  accounts  for these plans under  Accounting
        Principles  Board  Opinion  No.  25,  “Accounting  for Stock  Issued to  Employees,”  and
        related  Interpretations.  No stock-based  employee  compensation  cost for stock options is reflected in our financial  statements,  as all options granted under the plans had an exercise  price equal to the market value of the  underlying  common stock on the date of grant.

        If compensation cost for the stock-based  employee  compensation plan had been determined
        using  the  fair  value  recognition   provisions  of  SFAS  No.  123,   “Accounting  for
        Stock-Based  Compensation,”  we would  have  reported  our net loss and loss per share as the pro forma amounts indicated below:

                                                   2004            2003           2002
         Net income (loss) as reported         $ 12,635,135   $ (22,843,128)  $ 16,549,990
           Less: total compensation expense
           determined under fair value method,
           method, net of tax                     1,862,553       3,447,779      2,125,568
         Pro forma net income (loss)           $ 10,772,582   $ (26,290,907)  $ 14,424,422
                                             ===============================================

         Earnings (loss) per share, basic:
           As Reported                         $    0.39      $    (0.77)     $    0.58
           Pro Forma                           $    0.33      $    (0.89)     $    0.50

         Earnings (loss) per share, diluted:
           As Reported                         $    0.36      $    (0.77)     $    0.56
           Pro Forma                           $    0.31      $    (0.89)     $    0.49

        Reclassifications

        Certain  prior  year  amounts  have been  reclassified  to conform  to the  current  year presentation.

(2)      Government Assistance

        Air Transportation Safety and System Stabilization Act

        As a result of the  September  11,  2001  terrorist  attacks  on the  United  States,  on
        September  22, 2001  President  Bush signed  into law the Air  Transportation  Safety and
        System  Stabilization Act (the “Act”).  The Act which provided,  among other things,  for compensation  to U.S.  passenger  and cargo  airlines for direct and  incremental  losses incurred  from  September  11, 2001 to December 31, 2001 as a result of the  September 11
        terrorist   attacks.   The   Company  was   eligible  to  receive  up  to   approximately
        $20,200,000  from the $5 billion in cash  compensation  provided for in the Act, of which
        $17,538,388  was received as of March 2002.  The Company  recognized  $12,703,007  of the grant  during the year ended March 31, 2002 which is  included  in  non-operating  income
        and  expense.  The  remaining  $4,835,381   represents  amounts  received  in  excess  of
        estimated  allowable  direct and  incremental  losses  incurred  from  September 11, 2001 through December 31, 2001  and was repaid during the year ended March 31, 2003.

        Emergency Wartime Supplemental Wartime Supplement Appropriations Act

        The Emergency Wartime  Supplemental  Appropriations Act (the  Appropriations Act) enacted on April 16, 2003,  which made  available  approximately  $2.3  billion to U.S.  flag air carriers for  expenses and revenue  foregone  related to aviation  security.  In order to have been  eligible to receive a portion of this fund,  air  carriers  must have paid one or both of the TSA security  fees,  the  September  11th Security Fee and/or the Aviation
        Security  Infrastructure  Fee as of the  date of  enactment  of the  Appropriations  Act.
        According to the  Appropriations  Act, an air carrier may use the amount  received as the air carrier  determines.  The  Appropriations  Act requires air carriers who accept these funds to limit the  compensation  paid during the 12 month period beginning April 1, 2003 to each  executive  officer to an amount equal to no more than the annual  salary paid to that  officer  with  respect  to the air  carrier’s  fiscal  year 2002.  Pursuant  to the
        Appropriations  Act, the Company received  $15,573,000 in May 2003, of which $549,000 was paid to Mesa Air Group for the revenue passengers Mesa carried as Frontier JetExpress.

        The  Appropriations  Act provides for additional  reimbursements  to be made to U.S. flag air carriers  for costs  incurred  related to the FAA  requirements  for enhanced  flight deck  door  security  measures  that  were  mandated  as a  result  of the  September  11 terrorist  attacks.  Pursuant to the  Appropriations  Act, the Company received  $889,000 in  September  2003 for  expenses  related to the  installation  of enhanced  flight deck doors  on  its  aircraft.  Upon  receipt  of  the  $889,000  reimbursement,  the  Company credited  maintenance  expense and charged  fixed  assets for the labor  component of the flight  deck  door  installation,  and  correspondingly  credited  property,  plant,  and equipment to reflect the reimbursement.

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

        In November  2002, the Company  entered into a swap  agreement with a notional  volume of
        770,000  gallons  per month of jet fuel for the period  from  December 1, 2002 to May 31,
        2003.  The fixed price  under this  agreement  was 72.25  cents per  gallon.  The volumes were  estimated to represent 10% of fuel purchases for that period.  The Company  entered into a second  contract in November 2002, a three-way  collar,  with a notional volume of
        385,000  gallons  per month for the period  December 1, 2002 to November  30,  2003.  The cap prices for this  agreement  is 82 cents per gallon,  and the  primary  and  secondary floor  prices  are at 72 and 64.5  cents  per  gallon  respectively.  The  volume of fuel covered by this  contract  was  estimated  to  represent  5% of fuel  purchases  for that period.  In  March  2003,  the  Company  entered  into a  second  swap  agreement  with a notional  volume of  1,260,000  gallons  per month for the  period  from April 1, 2003 to
        June 30,  2003.  The fixed price of the swap is 79.25 cents per gallon and the  agreement was  estimated to represent  15% of fuel  purchases  for that period.  In April 2003,  we entered  into a third swap  agreement  with a notional  volume of  1,260,000  gallons per month for the period  from July 1, 2003 to  December  31,  2003.  The fixed  price of the swap is 71.53 cents per gallon and the  agreement is  estimated to represent  15% of fuel purchases for that period.  In September  2003, we entered into a swap  agreement  with a notional  volume of  630,000  gallons  per month for the period  from  January 1, 2004 to
        June 30,  2004.  The  fixed  price  of the  swap  was  74.50  cents  per  gallon  and the agreement  is  estimated to  represent  7% of our fuel  purchases  for that  period.  The results of  operations  for the year ended March 31, 2004 and 2003 include an  unrealized
        derivative   gain  of  $469,000   and  an   unrealized   derivative   loss  of  $167,000,
        respectively,  which is included in fuel  expense.  Additionally,  a realized net gain of approximately  $918,000  and  $726,000  in  cash  settlements  from  a  counter-party  is recorded  as a  reduction  of fuel  expense  for the years ended March 31, 2004 and 2003, respectively.  The Company was not a party to any  derivative  contracts  during the year ended March 31, 2002.

        Interest Rate Hedging Program

        In March  2003,  the  Company  entered  into an  interest  rate  swap  agreement  with a notional  amount  of  $27,000,000  to hedge  the  interest  payments  associated  with a portion of its  LIBOR-based  borrowings.  Under the interest  rate swap  agreement,  the
        Company  is paying a fixed  rate of 2.45% and  receiving  a  variable  rate based on the three month LIBOR which is reset  quarterly.  Interest  expense for the year ended March
        31, 2004 includes  $351,000 of  settlement  amounts paid or payable to the counter party for the period.  At March 31, 2004 and 2003,  our interest  rate swap  agreement  had an estimated  unrealized loss of $356,000 and $132,000,  respectively.  Changes in the fair value of  interest  rate  swaps  designated  as  hedging  instruments  are  reported  in accumulated other  comprehensive loss.  Approximately  $223,000 of unrealized losses are included in  accumulated  other  comprehensive  loss, net of income taxes of $85,000 for the year ended March 31, 2004.  The  unrealized  losses are expected to be  reclassified into  interest  expense as a yield  adjustment  in the same  period in which the related interest payments on the LIBOR-based  borrowings  effects earnings.  The Company did not have any  interest  rate swap  agreements  outstanding  during the year ended  March 31,
        2002.

(4)    Property and Equipment, Net

        As of March 31, 2004 and 2003 property and equipment consisted of the following:

                                                                 2004                 2003

          Aircraft, flight equipment, and improvements to
            leased aircraft                                $  458,627,110       $  345,804,415
          Ground property, equipment and leasehold
            improvements                                       33,219,581           24,460,880
          Construction in progress                              3,940,114            1,293,135
                                                              495,786,805          371,558,430
          Less accumulated depreciation and amortization      (55,316,239)         (37,065,447)

                 Property and equipment, net               $  440,470,566       $  334,492,983
                                                           =======================================

        Property and equipment  includes  certain  office  equipment  and software  under capital leases.  At March 31,  2003,  office equipment and software recorded under capital leases were $602,000 and accumulated  amortization was $494,000.  There are no capital leases as of March 31,  2004.  Airbus  flight  equipment  received  but not yet  placed in  service
        totaled   approximately   $3,612,000  and  $1,219,000,   at  March  31,  2004  and  2003,
        respectively.

        During the quarter ended March 31, 2004,  the Company  recorded an impairment  charge for engines and rotable parts that support the Boeing  737-300  aircraft of  $3,047,000.  The impairment  charge for rotables totaling $901,000 was principally the result of declining resale  values  for  Boeing  rotables.  The  Company  monitors  resale  values for Boeing rotables  quarterly  using  estimates  obtained from its vendors.  The impairment for the two Boeing  737-300 spare  engines  totaling  $2,146,000  was the result of the Company’s decision in the fourth  quarter to sell these  remaining  spare  engines.  The impairment was based on three separate quotes for sale leaseback transaction on these engines.

        During the year ended March 31, 2004,  we completed a  sale-leaseback  transaction  of an
        Airbus  A319  aircraft  resulting  in  a  loss of  $1,323,000.  The charge is included in
        operating expenses.  We agreed to lease this aircraft over a  12-year  term.   During the
        year  ended  March  31,  2003,   we  completed a sale-leaseback transaction on one of our
        purchased aircraft and assigned a purchase commitment on another Airbus  A319.  We agreed to lease both of these  aircraft  over  a five-year  term. The Company  recognized a gain of  approximately  $1,169,000 on the 2003 sale-leaseback  which has been  deferred and is being  amortized as a reduction of lease expense over the five-year term of the leases.

(5)     Deferred Revenue and Other Liabilities

        At March 31, 2004 and 2003,  deferred  revenue and other  liabilities is comprised of the following:

                                                                       2004               2003

          Advance received for co-branded credit card           $    8,254,281      $  10,000,000
          Deferred rent                                             13,154,287          8,122,500
          Remaining lease payments for aircraft and
            facilities abandoned before lease termination date       1,128,582             -
          Other                                                        446,786            346,511

          Total deferred revenue and other liabilities              22,983,936         18,469,011

          Less current portion                                      (5,105,136)        (1,396,143)

                                                                $   17,878,800      $  17,072,868
                                                                =====================================

(6)      Other Accrued Expenses

        The March 31, 2004 and 2003 other accrued expenses is comprised of the following:

                                                                       2004               2003

          Accrued salaries and benefits                         $   27,120,734      $  14,103,101
          Federal excise and other passenger taxes payable          10,441,301          6,648,502
          Property tax payable                                       1,850,202            745,434
          Remaining lease payments for aircraft and facilities
            abandoned before lease termination date                  1,695,927             -
          Other                                                      3,552,704          1,416,622

                                                                $   44,660,868      $  22,913,659
                                                                ======================================

(7)     Lease Commitments

        Aircraft Leases

        At  March  31,  2004  and  2003,  the  Company   operated  25  and  27  leased  aircraft,
        respectively,  which are  accounted for under  operating  lease  agreements  with initial terms  ranging  from 5 years to 12  years.  Certain  leases  allow for  renewal  options.
        Security  deposits  related to leased aircraft and future leased  aircraft  deliveries at
        March  31,  2004 and 2003  totaled  $12,406,932  and  $6,320,933,  respectively,  and are included in security and other  deposits.  Letters of credit  issued to certain  aircraft lessors in lieu of cash  deposits  and related  restricted  investments  to secure  these letters  of  credit  at March  31,  2004  and 2003  totaled  $5,515,600  and  $7,959,100, respectively.

        During the year ended  March 31,  2004,  the  Company  ceased  using  three of its Boeing
        737-200  leased  aircraft,  two of which had lease  terminations  in October 2003 and one with a lease  termination  date in October 2005. This resulted in a charge of $5,054,000, representing  the estimated fair value of the remaining  lease payments and the write-off of the unamortized  leasehold  improvements  on the aircraft.  These charges are included in operating  expenses.  The  current  portion of the remaining lease  payments  totaling
        $1,619,887 is  included in other accrued  expenses and  the  long-term  portion  totaling
        $929,514 is  included  in  deferred  revenue and other liabilities.

        During the year ended March 31, 2002,  the Company  negotiated  early lease  terminations on two of its Boeing 737-200 aircraft  resulting in a charge of $4,913,650,  representing the payment  amounts  due to  terminate  the lease  early.  The  charges are  included in nonoperating expense.

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
        This  change in  accounting  method  resulted in a decrease  in  maintenance  deposits of
        $52,858,641,  including  deposits due for March,  2002 which were made in April,  2002 of
        $1,803,451, and a decrease in maintenance accruals totaling $56,055,258.

        Other Leases

        The Company  leases office and hangar space,  spare engines and office  equipment for its headquarters,  reservation facilities,  airport facilities,  and certain other equipment.
        The Company also leases certain airport gate facilities on a month-to-month basis.

        During the year ended March 31, 2004, the Company closed its El Paso,  Texas  maintenance facility  which had a lease  termination  date of August  2007  resulting  in a charge of
        $318,000,  representing  the estimated fair value of the remaining  lease  payments.  The charge is included in  operating  expenses.  The  current portion of  the remaining lease payments  totaling  $76,040 is  included  in other  accrued  expenses  and the  long-term portion totaling $199,068 is included in deferred revenue and other liabilities.

        For leases that contain  escalations,  the company  records the total rent payable during the lease  term on a  straight-line  basis  over the term of the lease  and  records  the difference between the rent paid and the straight-line rent as a deferred rent liability.

        At  March  31,  2004,  commitments  under  non-cancelable   operating  leases  (excluding
        aircraft  supplemental  rent  requirements)  with  terms in  excess  of one year  were as follows:

                                                                 Operating
                                                                  Leases
                               Year ended March 31:
                               2005                        $    121,220,894
                               2006                             118,452,537
                               2007                             117,602,387
                               2008                             119,049,328
                               2009                             115,484,490
                               Thereafter                       725,939,852
                               Total minimum lease
                                 payments                  $  1,317,749,488
                                                           =====================

        Rental expense under operating leases,  including  month-to-month  leases,  for the years ended  March  31,  2004,  2003 and 2002 was  $98,472,585,  $92,337,439  and  $86,603,234,
        respectively.

(8)    Long-term Debt

        Long-term debt at March 31, 2004 and 2003 consisted of the following:

                                                                       2004               2003

         Commercial loan facility (1)                           $        -           $  70,000,000
         Aircraft notes payable, 6.62% weighted average
           fixed interest rate (2)                                  42,153,401          44,434,308
         Aircraft notes payable, variable interest rates
           based on LIBOR plus margins ranging from 1.25%
           to 1.70%, 2.6% weighted average interest rate
           at March 31, 2004 (3)                                   159,585,104         167,777,641
         Aircraft notes payable, variable interest rates
           based on LIBOR plus margins ranging from 1.95%
           to 2.25%, 3.30% weighted average interest rate
           at March 31, 2004 (4)                                    95,648,785              -

         Total Debt                                                297,387,290         282,211,949

         Less current maturities                                   (17,386,538)        (20,473,446)

                                                                $  280,000,752       $ 261,738,503
                                                                ======================================

         (1) In February 2003,  the Company  obtained a $70,000,000  commercial  loan facility of which  $69,300,000  was guaranteed by the ATSB and two other  parties.  The loan had
             three  tranches;   Tranche  A,  Tranche  B  and  Tranche  C,  in  amounts   totaling
             $63,000,000,  $6,300,000 and $700,000,  respectively. At March 31, 2003 the interest rates  were  2.09%,  2.44%,  and 3.89%,  respectively.  The  interest  rates on each tranche of the loan  adjusted  quarterly  based on LIBOR  rates.  The loan  required quarterly  installments of approximately  $2,642,000 beginning in December 2003 with a final balloon  payment of  $33,000,000  due in June 2007. In connection  with this transaction,  the Company  issued  warrants to purchase of  3,833,946  shares of our common  stock at $6.00  per  share to the  ATSB  and to two  other  guarantors.  The warrants  had an  estimated  fair value of  $9,282,538  when issued and expire seven years after issuance.  These warrants have  subsequently been repriced from $6.00 to
             $5.92 per share as a result of the Company’s  secondary public offering in September
             2003 as discussed in note 11. The fair value for these  options was estimated at the date of grant using a  Black-Scholes  option pricing model.  Prior to the prepayment the amount was being  amortized to interest  expense over the life of the loan.  The effective interest rate on the note was approximately  10.26% including the value of the  warrants  and other costs  associated  with  obtaining  the loan,  assuming the variable  interest  rates  payable on the notes as of March 31, 2003.  In July 2003, the  Company  received a federal  income tax refund  totaling  $26,574,000  from the
             Internal  Revenue  Service.  The  Company  prepaid  $10,000,000  on  the  government guaranteed  loan upon receipt of this  refund,  as required by the terms of the loan agreement.  The government  guaranteed loan also required a prepayment  equal to 60%
             of the net  proceeds  from any  sales of  common  stock.  As a result of the sale of common stock in  September  2003 (see note 11),  the Company  prepaid  approximately
             $48,418,000  on the loan. In December  2003,  the Company  repaid the remaining loan
             balance  of  $11,582,000.   The  Company  wrote  off  approximately   $9,816,000  of
             unamortized  deferred loan costs  associated  with the loan which is classified as a loss on early  extinguishment  of debt in the 2004 statement of operations.  Of this amount,  approximately  $8,053,000  represented the unamortized portion of the value assigned to the warrants issued to the ATSB and two other guarantors.

       (2)   During the year ended March 31, 2002,  the Company  entered into a credit  agreement to borrow  up to  $72,000,000  for the  purchase  of three  Airbus  aircraft  with a maximum  borrowing  of  $24,000,000  per  aircraft.  During the year ended March 31,
             2003,  the  Company  entered  into a  sale-leaseback  transaction  for one of  these purchased  aircraft  and  repaid  the loan with the  proceeds  of the sale.  The two remaining  aircraft  loans have a term of 10 years and are payable in equal  monthly installments,  including interest,  payable in arrears.  The aircraft are secured by the aircraft  financed.  The remaining loans require monthly  principal and interest payments of $215,000 and $218,110,  respectively,  bear interest with rates of 6.71%
             and 6.54%,  with  maturities in May and August 2011, at which time a balloon payment totaling  $10,200,000 is due with respect to each loan.

       (3)   During the year ended March 31,  2003,  the Company  borrowed  $171,100,000  for the purchase of seven Airbus A319  aircraft.  Each  aircraft loan has a term of 12 years and is payable in  quarterly  or  semi-annually  installments,  including  interest,
             payable  in  arrears,   with  a  floating   interest  rate  adjusted   quarterly  or
             semi-annually  based on LIBOR  plus  margins  of 1.25% to 1.70%.  At March 31,  2004 interest  rates for these loans ranged from 2.38% to 2.83%.  At the end of the term, there are balloon  payments  that range from  $4,800,000 to $7,770,000 at the end of the term.  The loans are secured by the aircraft financed.

       (4)   During the year ended March 31,  2004,  the  Company  borrowed  $98,500,000  for the purchase of four Airbus A318  aircraft.  Each  aircraft  loan has a term of 12 years and is payable in monthly  installments,  including  interest,  payable in  arrears, with a floating  interest  rate adjusted  quarterly  based on LIBOR plus a margin of
             2.25% for three of the loans,  and LIBOR plus a margin of 1.95% for the  fourth.  At
             March 31, 2004  interest  rates for these loans  ranged from 3.07% to 3.37%.  At the end of the term,  there is a balloon  payment  of  $3,060,000  each for three of the aircraft  loans  and  $2,640,000  for the  fourth.  The  loans  are  secured  by the aircraft financed.

     Maturities of long-term debt are as follows:

                               2005                              $17,386,538
                               2006                               17,072,472
                               2007                               18,010,077
                               2008                               19,007,859
                               2009                               20,076,485
                               Thereafter                        205,833,859
                                                               $ 297,387,290
                                                               ================

(9)    Income Taxes

        Income  tax  expense  (benefit)  for the years  ended  March 31,  2004,  2003,  and 2002, including amounts recorded as the cumulative effect of a change in accounting  principle, is presented  below.  Income tax expense  (benefit) for the year ended March 31, 2003, is reflected  in  income  tax  benefit  totaling  ($14,655,366)  on the  2003  statement  of operations,  net of  $1,185,945 in income tax expense  reflected in cumulative  effect of change in method of accounting for maintenance.

                                                Current           Deferred          Total

                  Year ended March 31, 2004:
                    U.S. Federal             $ (1,891,662)      $10,851,098      $  8,959,436
                    State and local              (243,248)         (893,827)       (1,137,075)
                                             $ (2,134,910)      $ 9,957,271      $  7,822,361
                                             =====================================================

                  Year ended March 31, 2003:
                    U.S. Federal             $(24,433,153)      $12,431,462      $(12,001,691)
                    State and local                -             (1,467,730)       (1,467,730)
                                             $(24,433,153)      $10,963,732      $(13,469,421)
                                             =====================================================

                  Year ended March 31, 2002:
                    U.S. Federal             $  4,714,262       $ 3,971,593      $  8,685,855
                    State and local              (867,353)          463,809          (403,544)
                                             $  3,846,909       $ 4,435,402      $  8,282,311
                                             =====================================================

        The  differences  between the Company’s  effective  rate for income taxes and the federal statutory rate are shown in the following table:

                                                         2004              2003              2002

          Income tax expense (benefit)
            at the statutory rate                 $    7,160,123     $ (13,828,208)       $ 8,691,307
          State and local income tax, net of
            federal income tax benefit                   646,449        (1,222,250)          (657,318)
          Nondeductible expenses                         573,643           395,092            248,323
          Adjustment  to deferred taxes
            previously provided                         (557,854)             -                  -
                                                  $    7,822,361     $ (14,655,366)       $ 8,282,312
                                                  ======================================================

        The tax effects of temporary  differences  that give rise to significant  portions of the deferred tax assets (liabilities) at March 31, 2004 and 2003 are presented below:

                                                                     2004                 2003
          Deferred tax assets:
               Accrued vacation and health insurance
                 liability not deductible for tax purposes      $  3,124,883         $  2,383,676
               Accrued workers compensation liability
                 not deductible for tax purposes                   1,667,388              939,777
               Deferred rent not deductible for tax
                 purposes                                          4,946,012            3,025,846
               Impairment recorded on inventory and fixed
                 assets not deductible for tax purposes            2,582,461            1,420,127
               Deferred affinity revenue                              -                 3,760,000
               Interest capitalized for tax purposes and
                 expensed for books                                2,115,163               -
               Net operating loss carryforwards                   16,940,482            1,815,034
               Alternative minimum tax credit carryforward         1,757,517            1,113,004
               Other                                               1,457,409              201,573
                 Total gross deferred tax assets                  34,591,315           14,659,037

          Deferred tax liabilities:
               Equipment depreciation and amortization           (57,704,400)         (29,107,695)
               Accrued maintenance expense deductible
                 for tax purposes                                   (543,495)            (724,659)
               Prepaid commissions                                  (182,180)             (55,639)

                 Total gross deferred tax liabilities            (58,430,075)         (29,887,993)

                 Net deferred tax liabilities                   $(23,838,760)        $(15,228,956)
                                                                ========================================

        The net deferred tax assets  (liabilities)  are  reflected  in the  accompanying  balance sheet as follows:

                                                                2004                   2003

                  Current deferred tax assets            $    8,386,390         $    4,788,831
                  Non-current deferred tax liabilities      (32,225,150)           (20,017,787)
                    Net deferred tax assets              $  (23,838,760)        $  (15,228,956)
                                                         =========================================

        During the year ended March 31, 2004, the Company  recorded  income tax expense at a rate of 38.2%.  During  the year  ended  March 31,  2004,  the  Company  recorded  a  $558,000 reduction  to  income  tax  expense  as a  result  of an  adjustment  to  deferred  taxes previously  provided based on  subsequently  filed  returns.  During the year ended March
        31,  2002,  the Company  recorded a $441,000  reduction to income tax expense as a result of a review and  revision of state tax  apportionment  factors used in filing the amended state tax returns for 2000.  During the year ended March 31,  2001,  the Company  accrued income tax  expense at a rate of 38.7% which was greater  than the actual  effective  tax rate of 37.6%  determined  upon  completion  and  filing of the  income  tax  returns  in
        December 2001. As a result,  during the year ended March 31, 2002,  the Company  recorded a credit to income tax expense totaling $1,327,000 for this excess accrual.

        The  Company  has  Federal  net  operating  loss  carryforwards   totaling   $40,091,000,
        $5,050,000 of which expires in 2023 and $35,041,000 of which expires in 2024.

(10)    Common Stock

        The Company  completed a secondary  public  offering of 5,050,000  shares of common stock in September 2003. The Company received $81,077,000,  net of offering expenses,  from the sale of these shares.

(11)    Warrants and Stock Purchase Rights

        In April 1998, in connection with a private  placement of shares of its Common Stock, the
        Company issued a warrant to an  institutional  investor to purchase  1,075,393  shares of its Common  Stock at a purchase  price of $2.50 per share.  During the years  ended March
        31, 2002 and 2001, the  institutional  investor  exercised  524,999 and 550,394 warrants, respectively,  with net  proceeds  to the Company  totaling  $1,312,000  and  $1,375,984, respectively.

        In February  2003,  the Company issued  warrants to purchase  3,833,946  shares of common stock at $6.00 per share to the ATSB and to two other  guarantors.  The  warrants  had an estimated  fair value of  $9,282,538  when issued and expire seven years after  issuance.
        The  fair  value  for  these  options  was  estimated  at  the  date  of  grant  using  a
        Black-Scholes  option pricing model.  These warrants have subsequently been repriced from
        $6.00 to $5.92  per share as a result  of the  Company’s  secondary  public  offering  in
        September.   The  Company  recorded   $117,000  as  additional  debt  issuance  costs  in
        conjunction with this repricing.

        In  February  1997,  the Board of  Directors  declared  a dividend  of one  Common  Stock purchase  right for each share of the  Company’s  Common Stock  outstanding  on March 15,
        1997.  Each right  entitles a shareholder  to purchase one share of the Company’s  Common
        Stock at a purchase price of $65.00 per full common share,  subject to adjustment.  There are currently 0.67 rights  associated with each  outstanding  share of Common Stock.  The rights are not currently  exercisable,  but would become  exercisable  if certain  events occurred  relating to a person or group  acquiring or attempting to acquire 20 percent or more of the  outstanding  shares of the  Company’s  common  stock.  The rights  expire on
        February  20,  2007,  unless  redeemed by the  Company  earlier.  Once the rights  become exercisable,  each  holder  of a right  will have the right to  receive,  upon  exercise, common stock (or, in certain  circumstances,  cash,  property or other  securities of the
        Company) having a value equal to two times the exercise price of the right.

(12)    Stock Option Plan

        The Company  adopted a stock  option plan in 1994  whereby the Board of  Directors or its
        Compensation  Committee  may grant  options to purchase  shares of the  Company’s  common stock to employees, officers, and directors of the Company.

        Under the plan,  the Company  reserved an aggregate  of 6,375,000  shares of common stock for  issuance  pursuant to the  exercise of options.  With  certain  exceptions,  options issued through  March 31,  2004  generally vest over a five-year  period from the date of grant and expire from  December 14, 2004 to March 8, 2014.  The plan  terminated on March
        10, 2004.

        SFAS No. 123  establishes a fair value based method of accounting for stock  options.  As discussed in Note 1, “Nature of Business and Summary of Significant  Accounting  Policies
        – Stock Based  Compensation,”  the Company  has elected to continue  using the  intrinsic value method of  accounting  prescribed in  Accounting  Principles  Board Opinion No. 25,
        “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123.

        The fair  value of each  option  grant  was  estimated  on the  date of grant  using  the
        Black-Scholes option valuation model with the following assumptions:

                                             2004               2003                 2002

           Assumptions:
             Risk-free interest rate         2.97%              4.14%                4.47%
             Dividend yield                     0%                 0%                   0%
             Volatility                     77.48%             82.06%               83.75%
             Expected life (years)              5                  5                    5

        The  Black-Scholes  option  valuation  model was developed for use in estimating the fair value of traded options which have no vesting  restrictions  and are fully  transferable.
        In addition,  option valuation models require the input of highly subjective  assumptions
        including   expected   stock   price   volatility.   Because  our  stock   options   have
        characteristics  significantly  different  from  those  of  traded  options  and  because changes in the input  assumptions can materially  affect the fair value estimate,  in our opinion,  the existing  models do not  necessarily  provide a reliable  single measure of the fair value of our stock options.

        A summary of the stock option activity and related  information for the years ended March
        31, 2004, 2003 and 2002 is as follows:

                                                2004                  2003                  2002
                                                    Weighted-             Weighted-            Weighted-
                                                     Average               Average              Average
                                                    Exercise              Exercise             Exercise
                                                     Options               Options              Options
                                          Options     Price     Options     Price    Options     Price
        Outstanding-beginning of year    2,430,815   $10.28    2,070,033   $ 8.78   2,203,444   $ 6.07
        Granted                             22,500   $11.41      667,500   $12.07     579,300   $14.95
        Exercised                         (227,250)  $ 4.40     (252,719)  $ 2.44    (528,711)  $ 3.45
        Surrendered                       (147,500)  $ 9.67      (53,999)  $12.72    (184,000)  $11.27
        Outstanding-end of year          2,578,565   $11.06    2,430,815   $10.28   2,070,033   $ 8.78
                                       =================================================================
        Exercisable at end of year       1,407,899   $10.43    1,168,815   $10.01     831,834   $ 6.65

        The grant date fair value of the options  granted  during the years ended March 31, 2004,
        2003 and 2002 were $11.41, $12.07, and $14.95, respectively.

        Exercise prices for options  outstanding  under the plan as of March 31, 2004 ranged from
        $2.08 to $24.17 per  share.  The  weighted-average  remaining  contractual  life of those options is 7.43 years.  A summary of the  outstanding  and  exercisable  options at March
        31, 2004, segregated by exercise price ranges, is as follows:

                                                                       Weighted-
                                                                        Average
                                                                       Remaining
                                                    Weighted          Contractual                           Weighted
           Exercise Price        Options           Average           Exercisable        Exercisable          Average
                Range           Outstanding      Exercise Price      Life(in years)       Options         Exercise Price

           $ 2.08 - $ 4.98       173,765           $ 3.27                 5.8             129,765            $ 2.74
           $ 5.15 - $ 9.63       952,500           $ 6.56                 6.6             612,000            $ 6.28
           $10.00 - $ 14.85      678,000           $11.79                 7.7             262,500            $12.04
           $15.14 - $19.46       658,000           $16.96                 8.1             305,334            $16.97
           $21.20 - $24.17       116,300           $21.95                 7.7              98,300            $21.87
                               2,578,565           $11.06                 7.3           1,407,899            $10.45
                             =================================================================================================

(13)    Retirement Plans

        Employee Stock Ownership Plan

        The Company has  established an Employee Stock  Ownership Plan (ESOP) which inures to the benefit of each employee of the Company,  except those employees  covered by a collective bargaining  agreement  that does not  provide  for  participation  in the  ESOP.  Company contributions  to the ESOP are  discretionary  and may vary from  year to year.  In order for an employee  to receive an  allocation  of Company  common  stock from the ESOP,  the employee  must be  employed  on the  last  day of the  ESOP’s  plan  year,  with  certain exceptions.  The Company’s  annual  contribution  to the ESOP, if any, is allocated among the eligible  employees of the Company as of the end of each plan year in  proportion  to the relative  compensation  (as defined in the ESOP) earned that plan year by each of the eligible  employees.  The ESOP  does  not  provide  for  contributions  by  participating employees.  Employees  vest in  contributions  made to the ESOP based upon their years of service  with the  Company.  A year of  service  is an ESOP  plan  year  during  which an employee  has at least 1,000 hours of service.  Vesting  generally  occurs at the rate of
        20% per  year,  beginning  after  the  first  year of  service,  so that a  participating employee  will be fully vested after five years of service.  Distributions  from the ESOP
        will  not  be  made  to  employees  during  employment.   However,  upon  termination  of
        employment  with the  Company,  each  employee  will be  entitled  to receive  the vested portion of his or her account balance.

        During the year ended  March 31,  2004 and 2002,  the  Company  contributed  646,142  and
        173,018 shares,  respectively  to the plan. The Company did not contribute  shares to the plan during the year ended March 31, 2003.  Total Company  contributions to the ESOP from inception  through  March 31, 2004 totaled  1,840,973  shares.  In May 2003,  the Company contributed  347,968  shares to the plan for the plan year ending  December 31, 2003.  In
        January  2004,  the  Company  contributed  298,174  shares  to the plan for the plan year ending December 31, 2004. The Company  recognized  compensation  expense during the years ended  March  31,  2004,  2003,  and  2002  of  $2,498,700,  $2,642,545  and  $2,368,644,
        respectively, related to its contributions to the ESOP.

        Retirement Savings Plan

        The  Company has  established  a  Retirement  Savings  Plan  (401(k)).  Participants  may
        contribute  from  1% to 60% of  their  pre-tax  annual  compensation.  Annual  individual pre-tax  participant  contributions  are  limited  to $13,000 if under the age of 50, and
        $16,000 if over the age of 50 for  calendar  year  2004,  $12,000 if under the age of 50, and $14,000 if over the age of 50 for calendar  year 2003,  and $11,000 for calendar year
        2002,  under the Internal  Revenue Code.  Participants  are  immediately  vested in their voluntary contributions.

        The Company’s  Board of Directors have elected to match 50% of participant  contributions up to 10% of salaries from May 2000 through  December 2004.  During the years ended March
        31, 2004, 2003, and 2002, the Company  recognized  compensation  expense  associated with
        the   matching   contributions   totaling   $2,598,581,    $2,536,363   and   $2,087,984,
        respectively.  Future matching contributions,  if any, will be determined annually by the
        Board of Directors.  In order to receive the matching contribution,  participants must be employed on the last day of the plan year.  Participants  vest in  contributions  made to the 401(k)  based upon their years of service  with the  Company.  A year of service is a
        401(k)  plan  year  during  which a  participant  has at least  1,000  hours of  service.
        Vesting  generally occurs at the rate of 20% per year,  beginning after the first year of service,  so that a  participant  will be fully vested after five years of service.  Upon termination of employment with the Company,  each participant will be entitled to receive the vested portion of his or her account balance.

        Retirement Health Plan

        In  conjunction  with the  Company’s  collective  bargaining  agreement  with its pilots, retired  pilots and their  dependents  may retain  medical  benefits  under the terms and conditions  of the Health and  Welfare  Plan for  Employees  of Frontier  Airlines,  Inc.
        (“the Plan”) until age 65. The cost of retiree  medical  benefits are continued under the same contribution schedule as active employees.

        We regularly  evaluate ways to better manage  employee  benefits and control  costs.  Any changes  to the  plan or  assumptions  used to  estimate  future  benefits  could  have a significant effect on the amount of the reported obligation and future annual expense.

        The following table provides a reconciliation  of the changes in the benefit  obligations under the Plan for the years ended March 31, 2004 and 2003.

        Reconciliation of benefit obligation:

                                                              2004                   2003

                  Obligation at beginning of period      $  2,286,750           $    758,162
                    Service cost                              640,082                423,009
                    Interest cost                             146,494                 55,445
                    Benefits paid                             (22,000)               (22,450)
                    Net actuarial loss (gain)                 629,185              1,072,584
                  Obligation at end of period            $  3,680,511           $  2,286,750
                                                         =====================================

        The following is a statement of the funded status as of March 31:

                                                              2004                   2003

                  Funded status                          $ (3,680,511)          $ (2,286,750)
                    Unrecognized net actuarial
                      (gain) loss                           1,623,648              1,055,873
                  Accrued benefit liability              $ (2,056,863)          $ (1,230,877)
                                                         =====================================

        Net  periodic  benefit cost for the years ended March 31, 2004, 2003, and 2002 include the following components.

                                             2004               2003               2002

          Service cost                  $   640,082        $   423,009        $   402,866
          Interest cost                     146,494             55,445             25,288
          Recognized net actuarial loss      61,410               -                  -
          Net periodic benefit cost     $   847,986        $   478,454        $   428,154
                                       ====================================================

        Assumed  healthcare  cost trend rates have a significant  effect on the amounts  reported for the other  postretirement  benefit plans.  A 1% change in the  healthcare  cost trend rate used in  measuring  the  accumulated  postretirement  benefit  obligation  (APBO) at
        March 31, 2004, would have the following effects:

                                                                     1% increase     1% decrease

          Increase (decrease) in total service and interest cost     $   91,598      $ (79,761)
          Increase (decrease) in the APBO                            $  423,104      $ (367,122)

        The Company used the following  actuarial  assumptions to account for this postretirement benefit plan:

                                                         2004              2003             2002

                Weighted average discount rate           6.00%             6.50%            7.50%
                Assumed healthcare cost trend (1)       10.00%             9.75%            6.50%

(1)      Trend rates were assumed to reduce until 2014 when an ultimate rate of 5.00% is reached.

(14)    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                       2004              2003             2002
          Income before cumulative effect of
            change in method of accounting for
            maintenance                           $  12,635,135    $  (24,853,800)   $  16,549,990
          Cumulative effect of change in method
            of accounting for maintenance                -              2,010,672           -
          Net income                              $  12,635,135    $  (22,843,128)   $  16,549,990
                                                  =================================================

        Denominator:
          Weighted average shares outstanding,
            basic                                    32,732,567        29,619,742       28,603,861
          Dilutive effect of employee stock
            options                                     582,150            -               911,289
          Dilutive effect of warrants                 1,961,699            -                  -

          Adjusted weighted-average shares
            outstanding, diluted                     35,276,416        29,619,742       29,515,150
                                                  =================================================

        Basic earnings per share:
          Income before cumulative effect of
            change in method of accounting for
            maintenance                                  $0.39             $(0.84)           $0.58
          Cumulative effect of change in method
            of accounting for maintenance                   -              $ 0.07               -

          Basic earnings per share                       $0.39             $(0.77)           $0.58
                                                  =================================================

        Diluted earnings per share:
          Income before cumulative effect of
            change in method of accounting for
            maintenance                                  $0.36             $(0.84)           $0.56
          Cumulative effect of change in method
            of accounting for maintenance                   -              $ 0.07               -

        Diluted earnings per share                       $0.36             $(0.77)           $0.56
                                                  =================================================

        For the years  ending  March  31,  2004 and  2002,  the  Company  has  excluded  from its calculations of diluted  earnings per share,  1,022,300 and 326,800 options and warrants, with exercise prices ranging from $12.68 to $24.17,  and $15.14 to $24.17,  respectively, because  the  exercise  price of the options and  warrants  was greater  than the average market price of the common shares for the respective  year. All  outstanding  options and warrants  were  excluded  from the  calculation  of earnings per share for the year ended
        March 31, 2003 since the effect was anti-dilutive.

(15)    Concentration of Credit Risk

        The Company  does not believe it is subject to any  significant  concentration  of credit risk  relating  to  receivables.  At March  31,  2004 and  2003,  42.2%  and 69.2% of the
        Company’s  receivables relate to tickets sold to individual passengers through the use of major credit  cards,  travel  agencies  approved by the Airlines  Reporting  Corporation, tickets sold by other  airlines and used by  passengers  on Company  flights,  the United
        States Postal Service,  and the Internal Revenue Service.  Receivables related to tickets sold  are  short-term,  generally  being  settled  shortly  after  sale  or in the  month following ticket usage.

(16)   Commitments and Contingencies

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

        As of March 31, 2004,  we have  remaining  firm  purchase  commitments  for 14 additional
        aircraft,   excluding  the  June  and  July  2004  sale-leaseback  aircraft,  which  have scheduled  delivery dates  beginning in calendar year 2004 and  continuing  through 2008.
        Including  these  aircraft,  we  intend  to lease as many as 22  additional  A318 or A319 aircraft  from third party  lessors over the next three years.  Included in the  purchase commitments  are the  remaining  amounts  due  Airbus  and  amounts  for  spare  aircraft components  to support the  additional  purchase  and leased  aircraft.  We are not under any  contractual  obligations  with  respect  to  spare  parts.  Under  the  terms of the purchase  agreement,  we are required to make scheduled  pre-delivery  payments for these aircraft.  These payments are  non-refundable  with certain  exceptions.  As of March 31,
        2004, we had made  pre-delivery  payments on future  deliveries  totaling  $28,329,000 to secure these aircraft.

        In October 2002 we entered into a purchase and long-term  services  agreement with LiveTV to bring  DIRECTV  AIRBORNE™ satellite  programming  to  every  seatback  in our  Airbus fleet.  We have  agreed  to the  purchase  of 46 units of the  hardware.  As of March 31,
        2004,  we have  purchased  25 units and have made  deposits  toward  the  purchase  of 12 additional units.

        The  aggregate  additional  amounts due under these  purchase  commitments  and estimated amounts for  buyer-furnished  equipment,  spare parts for both the  purchased  and leased aircraft and to equip the aircraft with LiveTV was  approximately  $531,200,000  at March
        31, 2004.

(17)    Selected Quarterly Financial Data (Unaudited)

                                   First          Second            Third           Fourth
                                  Quarter         Quarter          Quarter          Quarter

        2004
        Revenues (1)           $142,365,950    $165,620,612     $163,560,475     $172,132,105
                               ===============================================================
        Operating Expenses (1) $136,170,698    $149,187,408     $151,071,827     $179,252,334
                               ===============================================================
        Net income             $ 10,933,690    $  1,997,723     $  5,455,864     $ (5,752,142)
                               ===============================================================

        Earnings per share:
          Basic                $       0.37    $       0.07     $       0.15     $      (0.16)
                               ===============================================================
          Diluted              $       0.36    $       0.06     $       0.14     $      (0.16)
                               ===============================================================

        2003
        Revenues               $111,812,407    $119,354,524     $120,253,288     $118,515,696
                               ===============================================================
        Operating Expenses     $114,910,166    $122,557,105     $126,608,444     $136,484,109
                               ===============================================================
        Loss before cumulative
          effect of change in
          accounting principle $ (2,472,421)   $ (3,054,494)    $ (6,367,833)    $(12,959,052)
        Cumulative effect of
          change in method of
          accounting for
          maintenance          $  2,010,672          -                -                -
        Net loss               $   (461,749)   $ (3,054,494)    $ (6,367,833)    $(12,959,052)
                               ===============================================================

        Basic loss per share:
          Loss before cumulative
            effect of change in
            accounting principle      (0.08)          (0.10)          (0.21)            (0.44)
          Cumulative effect of
            change in method
            of accounting for
            maintenance                0.07              -               -                 -
          Basic loss per share        (0.01)          (0.10)          (0.21)            (0.44)
                               ===============================================================

        Diluted loss per share:
          Loss before cumulative
            effect of change in
            accounting principle      (0.08)          (0.10)          (0.21)            (0.44)
          Cumulative effect of
            change in method
            of accounting for
            maintenance                0.07              -               -                 -
          Diluted loss per share      (0.01)          (0.10)          (0.21)            (0.44)
                               ===============================================================

(1)     Operating expenses in the first quarter for the year ended March 31, 2004 differ from the amount previously reported on Form 10-Q by ($751,666) as the Company reclassified the unrealized derivative gain previously recorded in nonoperating  expense  to  fuel expense.  Operating revenues differ from the amount previously reported on Form 10-Q in the second quarter of the year ended March 31, 2004 as a result of the  reclassification of the  marketing  component  of the  co-branded  credit  card  revenue of $200,560 to an offset of marketing expense. Operating expenses in the first quarter for the year ended
        March 31, 2004  differ  from the  amount previously  reported on Form 10-Q by $686,295,
        $5,896,776, and $111,822 as the Company reclassified its aircraft lease and facility exit costs and the  loss on the  sale-leaseback  of an aircraft  from  nonoperating expense to operating expenses.