Form 10-K/A
period 2004-03-31
FRONTIER AIRLINES INC /CO/
filed 2004-06-23
CIK 921929

                                                FORM 10-K/A
                                              Amendment No. 1

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

Explanatory Note

This amendment to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2004 is being filed to amend Note 12, "Stock Option Plan," to our Financial Statements
to reflect that options to purchase 522,500 shares were granted during the year ended March 31, 2004.

                                             TABLE OF CONTENTS

                                                                                             Page

PART I

PART II

         Item 5:      Market for  Common  Equity,  Related  Stockholder  Matters  and Issuer
                      Purchases of Equity Securities..........................................24
         Item 6:      Selected Financial Data.................................................25
         Item 7:      Management’s Discussion and Analysis of Financial Condition and

         Item 9:      Changes  in and  Disagreements  with  Accountants  on  Accounting  and
                      Financial Disclosure....................................................49
         Item 9A:     Controls and Procedures.................................................49

PART III

         Item 10:     Directors and Executive Officers of the Registrant......................50
         Item 11:     Executive Compensation..................................................50
         Item 12:     Security Ownership of Certain Beneficial Owners and Management
                      and Related Stockholder Matters.........................................50
         Item 13:     Certain Relationships and Related Transactions..........................50
         Item 14:     Principal Accountant Fees and Services..................................50

PART IV

         Item 15(a):  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........51

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
Our frequent  flyer program won awards at this year’s  Freddie Awards for frequent flyer programs and was one of the youngest  frequent flyer programs to be recognized.  EarlyReturns  was awarded second place for best customer  service,  best award redemption,  best bonus promotion,  and best award for the 15,000  miles  ticket  redemption.  In  addition,  EarlyReturns  was awarded  third place for program of the year.  We believe that our  frequent  flyer  program  offers some of the most  generous  benefits in the  industry,  including a free round trip after  accumulating  only
15,000  miles  (25,000  miles to our  destinations  in Mexico).  There are no blackout  dates for award travel.  Additionally,  members  who earn  25,000  or more EarlyReturns flight miles annually attain  Summit  Level  status,  which  includes a 25%  mileage  bonus on each paid
Frontier flight,  priority check-in and boarding,  complimentary  on-board  alcoholic  beverages, extra  allowance on checked baggage and priority  baggage  handling,  guaranteed  reservations on any Frontier flight when  purchasing an  unrestricted  coach class ticket at least 72 hours prior to  departure,  standby at no charge on return  flights the day  before,  the day of, and the day after, and access to an exclusive Summit customer  service  toll-free phone number.  Members earn one mile for every mile flown on Frontier plus additional  mileage with program  partners,  which presently include Midwest Airlines,  Virgin Atlantic Airways,  Alamo, Hertz,  National and Dollar
Car Rentals,  Kimpton Boutique Hotels,  Inverness Hotel & Golf Resort, Peaks at Vail Resorts, The
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

Results of Operations

         We had net income of $12,635,000 or 36(cent)per diluted share for the year ended March 31,
2004 as compared to a net loss of $22,843,000 or 77(cent)per diluted share for the year ended March
31,  2003.  Included  in our net  income  for the year ended  March 31,  2004 were the  following special  items  before  the  effect  of  profit  sharing  and  income  taxes:  $15,024,000  of compensation  received  under the  Appropriations  Act offset by the  write-off of deferred  loan costs of $9,816,000  associated with the prepayment of all of the government  guaranteed  loan; a charge for Boeing  aircraft and facility lease exit costs of $5,372,000;  a loss of $1,806,000 on the sale of one Airbus  aircraft  in a  sale-leaseback  transaction  and from the sale of a spare engine;  a write down of  $3,665,000  of the carrying  value of spare  engines and rotable  parts that  support the Boeing  737-300  aircraft;  and  $1,152,000  of flight crew  training  expenses related  to  the  start-up  of  our  new  Frontier  JetExpress  regional  jet  relationship  with
Horizon. These items, net of income taxes and profit  sharing,  reduced net income by 12(cent)per diluted  share.  Our net loss for the year ended March 31,  2003  included a $2,011,000 after-tax credit  for the  cumulative  effect  of  a change  in  accounting  for  major  aircraft overhauls from the accrual  method to the expense as  incurred  method.  The net loss before the cumulative effect of the change in accounting was $24,854,000,  or $0.84 per common share.  Our net loss for the  year ended  March 31, 2003  included  the  following  special  items on a pre-tax and profit sharing basis:  the cost  associated  with the early  extinguishment  of debt totaling $1,774,000 and a write-down of the carrying  values of the Boeing spare  aircraft parts totaling $2,478,000.
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

                                                     FRONTIER AIRLINES, INC.

Date: June 21, 2004                                  By: /s/ Paul H. Tate
                                                     Paul H. Tate, Vice President and
                                                     Chief Financial Officer

Date: June 21, 2004                                  By: /s/ Elissa A. Potucek
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
                                                    Weighted-             Weighted-            Weighted-
                                                     Average               Average              Average
                                                    Exercise              Exercise             Exercise
                                                     Options               Options              Options
                                          Options     Price     Options     Price    Options     Price
        Outstanding-beginning of year    2,430,815   $10.28    2,070,033   $ 8.78   2,203,444   $ 6.07
        Granted                            522,500   $11.41      667,500   $12.07     579,300   $14.95
        Exercised                         (227,250)  $ 4.40     (252,719)  $ 2.44    (528,711)  $ 3.45
        Surrendered                       (147,500)  $ 9.67      (53,999)  $12.72    (184,000)  $11.27
        Outstanding-end of year          2,578,565   $11.06    2,430,815   $10.28   2,070,033   $ 8.78
                                       =================================================================
        Exercisable at end of year       1,407,899   $10.43    1,168,815   $10.01     831,834   $ 6.65

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

                                                                       Weighted-
                                                                        Average
                                                                       Remaining
                                                    Weighted          Contractual                           Weighted
           Exercise Price        Options           Average           Exercisable        Exercisable          Average
                Range           Outstanding      Exercise Price      Life(in years)       Options         Exercise Price

           $ 2.08 - $ 4.98       173,765           $ 3.27                 5.8             129,765            $ 2.74
           $ 5.15 - $ 9.63       952,500           $ 6.56                 6.6             612,000            $ 6.28
           $10.00 - $ 14.85      678,000           $11.79                 7.7             262,500            $12.04
           $15.14 - $19.46       658,000           $16.96                 8.1             305,334            $16.97
           $21.20 - $24.17       116,300           $21.95                 7.7              98,300            $21.87
                               2,578,565           $11.06                 7.3           1,407,899            $10.43
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