Form 10-Q
period 2004-06-30
FRONTIER AIRLINES INC /CO/
filed 2004-08-05
CIK 921929

                                              FORM 10-Q

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the  Registrant  is an  accelerated  filer (as defined in rule 12b-2 of the Exchange Act).  Yes X  No __

The number of shares of the Company's Common Stock outstanding as of July 28, 2004 was 35,609,942.

                                          TABLE OF CONTENTS

                                   PART I. FINANCIAL INFORMATION

                                                                               Page

Item 1.  Financial Information

         Financial Statements                                                    1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk             26

Item 4.  Controls and Procedures                                                26

                                   PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       27

                                   PART I. FINANCIAL INFORMATION

FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)
                                                                          June 30,          March 31,
                                                                            2004               2004
Assets
Current assets:
    Cash and cash equivalents                                       $   193,557,848    $   188,608,729
    Short-term investments                                                   -               2,000,000
    Restricted investments                                               27,404,296         24,732,024
    Receivables, net of allowance for doubtful accounts of $139,000
      and $225,000 at June 30, 2004 and March 31, 2004, respectively     26,267,559         26,570,443
    Security and other deposits                                             946,250            215,000
    Prepaid expenses and other assets                                    16,962,222         13,093,499
    Inventories, net of allowance of $3,317,000 and $2,991,000
      at June 30, 2004 and March 31, 2004, respectively                   6,875,306          6,126,573
    Deferred tax assets                                                   6,016,121          8,386,390
            Total current assets                                        278,029,602        269,732,658
Property and equipment, net                                             472,694,867        440,470,566
Security and other deposits                                              18,469,245         16,261,690
Aircraft pre-delivery payments                                            9,702,070         28,329,370
Restricted investments                                                    9,534,473          9,971,212
Deferred loan expenses and other assets                                   4,675,644          4,940,102
                                                                    $   793,105,901    $   769,705,598
                                                                    ================   ================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                $    33,201,985    $    31,167,168
    Air traffic liability                                                98,130,203         83,339,560
    Other accrued expenses                                               46,328,155         44,660,868
    Current portion of long-term debt                                    17,502,986         17,386,538
    Deferred revenue and other current liabilities                        7,076,926          5,105,136
            Total current liabilities                                   202,240,255        181,659,270
Long-term debt                                                          296,258,009        280,000,752
Deferred tax liability                                                   26,345,460         32,225,150
Deferred revenue and other liabilities                                   15,787,197         17,878,800
            Total liabilities                                           540,630,921        511,763,972

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000
      shares; none issued                                                     -                 -
    Common stock, no par value, stated value of $.001 per
      share, authorized 100,000,000; 35,609,942 and 35,597,442
      issued and outstanding at June 30, 2004 and March 31,
      2004, respectively                                                     35,610             35,597
    Additional paid-in capital                                          185,159,948        185,078,386
    Unearned ESOP shares                                                 (1,455,089)        (2,182,634)
    Other comprehensive income (loss)                                       160,167           (137,785)
    Retained earnings                                                    68,574,344         75,148,062
            Total stockholders' equity                                  252,474,980        257,941,626
                                                                    $   793,105,901    $   769,705,598
                                                                    ================   ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Operations
For the Three Months Ended June 30, 2004 and 2003
(Unaudited)

                                                                          June 30,           June 30,
                                                                            2004               2003
Revenues:
    Passenger                                                       $   169,437,481    $   139,009,546
    Passenger- regional partner                                          19,126,445             -
    Cargo                                                                 1,427,495          1,689,025
    Other                                                                 2,431,649          1,667,379

            Total revenues                                              192,423,070        142,365,950

Operating expenses:
    Flight operations                                                    31,789,164         24,973,318
    Aircraft fuel expense                                                40,003,182         22,600,769
    Aircraft lease expense                                               18,890,826         17,192,003
    Aircraft and traffic servicing                                       31,692,204         23,997,510
    Maintenance                                                          19,282,232         17,877,972
    Promotion and sales                                                  19,838,676         14,719,997
    General and administrative                                           10,294,244          8,935,636
    Operating expenses - regional partner                                21,293,435             -
    Loss on sale-leaseback of aircraft                                      488,889             -
    Aircraft lease and facility exit costs                                    -                686,295
    Depreciation and amortization                                         6,618,439          5,187,198

            Total operating expenses                                    200,191,291        136,170,698

            Operating income (loss)                                      (7,768,221)         6,195,252

Nonoperating income (expense):
    Interest income                                                         570,570            413,363
    Interest expense                                                     (2,908,016)        (3,834,393)
    Emergency Wartime Supplemental
      Appropriations Act compensation                                         -             15,024,188
    Other, net                                                             (106,302)          (176,093)

            Total nonoperating income (expense), net                     (2,443,748)        11,427,065

Income (loss) before income tax (benefit) expense                       (10,211,969)        17,622,317

Income tax (benefit) expense                                             (3,638,251)         6,688,627

Net income (loss)                                                   $    (6,573,718)    $   10,933,690
                                                                    =================   ================

Earnings (loss) per share:

  Basic                                                             $         (0.18)    $         0.37
                                                                    =================   ================
  Diluted                                                           $         (0.18)    $         0.36
                                                                    =================   ================

Weighted average shares of
  common stock outstanding

  Basic                                                                  35,603,426         29,823,179
                                                                    =================   ================
  Diluted                                                                35,603,426         30,172,499
                                                                    =================   ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
For the Year Ended March 31, 2004 and the Three Months Ended June 30, 2004

                                                                        Accumulated
                              Common Stock     Additional   Unearned       other                     Total
                            Shares    Stated    paid-in       ESOP     comprehensive   Retained  stockholders'
                            (000s)    value     capital      shares    income (loss)   earnings     equity

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
Total comprehensive income
                                                                                                   12,497,350

Sale of common stock, net
  of offering costs of
  $257,000                   5,050     5,050   81,072,096        -            -            -       81,077,146
Exercise of common stock
  options                      227       227    1,000,487        -            -            -        1,000,714
Tax benefit from exercises
  of common stock options     -         -       1,261,937        -            -            -        1,261,937
Equity adjustment for the
  repricing of warrants
  issued in conjunction
  with a debt agreement       -         -         116,701        -            -            -          116,701
Contribution of common
  stock to employees stock
  ownership plan (note 13)     646       646    5,202,640  (5,203,286)        -            -            -
Amortization of employee
  stock compensation
  (note 13)                   -         -          -        3,020,652         -            -        3,020,652
Balances, March 31, 2004    35,597   $35,597 $185,078,386 $(2,182,634)  $(137,785)   $75,148,062 $257,941,626

Net loss                      -         -          -             -            -       (6,573,718)  (6,573,718)
Other comprehensive income-
  unrealized gain on
  derivative instruments,
  net of tax                  -         -          -             -        297,952          -          297,952
Total comprehensive loss                                                                           (6,275,766)

Exercise of common stock
  options                       13        13       63,350        -            -            -           63,363
Tax benefit from exercises
  of common stock options     -         -          18,212        -            -            -           18,212
Amortization of employee
  stock compensation          -         -          -          727,545         -            -          727,545

Balances, June 30, 2004     35,610   $35,610 $185,159,948 $(1,455,089)  $ 160,167    $68,574,344 $252,474,980
                           ==================================================================================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Three Months Ended June 30, 2004 and 2003
(Unaudited)
                                                                               Three Months Ended
                                                                            June 30,         June 30,
                                                                              2004             2003
Cash flows from operating activities:

    Net income (loss)                                               $    (6,573,718)   $    10,933,690
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
            Employee stock option plan compensation expense                 727,545            624,601
            Depreciation and amortization                                 6,618,439          6,193,479
            Depreciation and amortization - regional partner                 75,413              -
            Impairment recorded on inventories                              387,635              -
            Deferred tax (benefit) expense                               (3,675,807)         6,677,197
            Unrealized derivative (gain) loss                               476,928           (751,666)
            Loss on disposal of equipment                                   525,722             19,365
            Changes in operating assets and liabilities:
              Restricted investments                                     (3,531,333)        (5,051,245)
              Receivables                                                   302,884            955,216
              Security and other deposits                                  (207,239)        (1,629,285)
              Prepaid expenses and other assets                          (3,868,723)          (819,652)
              Inventories                                                (1,136,368)           (39,311)
              Deferred loan expenses and other assets                       346,900              -
              Accounts payable                                            2,034,817         (7,067,609)
              Air traffic liability                                      14,790,643         14,037,199
              Other accrued expenses                                      1,848,304         10,968,909
              Deferred revenue and other liabilities                       (119,813)           701,615
                Net cash provided by operating activities                 9,022,229         35,752,503

Cash flows from investing activities:
    Decrease in short-term investments                                    2,000,000              -
    Decrease (increase) in aircraft lease and purchase deposits, net     15,895,734         (7,598,511)
    Decrease in restricted investments                                    1,295,800            205,900
    Proceeds from the sale of aircraft and equipment                     63,625,010              -
    Capital expenditures                                               (103,068,885)        (2,127,768)
                 Net cash used in investing activities                  (20,252,341)        (9,520,379)

Cash flows from financing activities:
    Net proceeds from issuance of common stock                               63,363              -
    Proceeds from long-term borrowings                                   22,000,000              -
    Principal payments on long-term borrowings                           (5,626,295)        (2,845,707)
    Payment of financing fees                                              (257,837)             -
                 Net cash provided by (used in) financing activities     16,179,231         (2,845,707)

                 Net increase in cash and cash equivalents                4,949,119         23,386,417

Cash and cash equivalents, beginning of period                          188,608,729        102,880,404

Cash and cash equivalents, end of period                            $   193,557,848    $   126,266,821
                                                                    ================   ================

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
June 30, 2004

(1)  Basis of Presentation

     The accompanying  unaudited  financial statements have been  prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended March 31, 2004.  In the  opinion  of  management,  all adjustments  (consisting only of normal recurring  adjustments)
     considered  necessary for a fair presentation have been  included.  The results of operations  for the  three months  ended June 30, 2004 are not  necessarily indicative of the results that will be realized for the full year.

(2)  Summary of Significant Accounting Policies

     Stock-Based Compensation

     The  Company  follows  Accounting  Principles  Board Opinion No. 25,  "Accounting for Stock Issued
     to  Employees" ("APB 25") and  related  Interpretations  in  accounting  for  its  employee  stock options  and  follows the  disclosure provisions of Statement of  Financial  Accounting  Standards
     No. 123 (SFAS 123). The Company applies APB 25 and related  Interpretations  in accounting for its plans.  Accordingly,  no compensation  cost is  recognized  for options  granted  at a price equal to the fair market value of the Common Stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be  determined as if the Company has accounted for its employee stock options under the fair value method of that  Statement.  If  compensation  cost for the Company's stock-based compensation plan had been determined using the fair value of the options at the grant date,  the Company's pro forma net income (loss) and earnings (loss) per share would be as follows:

                                                                    2004                 2003

          Net Income (loss) as reported                       $ (6,573,718)          $10,933,690
            Less:  total compensation expense
            determined under fair value method,
              net of tax                                           406,518               453,596
          Pro Forma net income (loss) as reported             $ (6,980,236)          $10,480,094
                                                              =============          ===========

          Earnings (loss) per share, basic:
            As Reported                                         $    (0.18)            $    0.37
            Pro Forma                                           $    (0.20)            $    0.35

          Earnings (loss) per share, diluted:
            As Reported                                         $    (0.18)            $    0.36
            Pro Forma                                           $    (0.20)            $    0.35

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  Long-term Debt

     During the quarter ended June 30, 2004,  the Company  borrowed an additional  $22,000,000  for the purchase of  one Airbus A318  aircraft.  The  aircraft  loan has a term of 12 years and is payable in monthly installments of $144,000 as of June 30, 2004, including  interest,  payable in arrears, with a floating  interest  rate  adjusted  quarterly  based on LIBOR plus a margin of 1.95% for an overall  rate  of 3.09% at  June 30, 2004. At  the  end of the term, there is a balloon payment of
     $2,640,000.  A security interest in the aircraft secures the loan.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report  contains  forward-looking  statements  within the meaning of Section 21E of the Securities
Exchange  Act of 1934  that  describe  the  business  and  prospects of Frontier Airlines, Inc. and the expectations of our company and management.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or  anticipate  will  or  may  occur in the future, are  forward-looking statements.  When used in this document, the  words  "estimate,"  "anticipate,"  "project" and similar  expressions  are  intended  to
identify  forward-looking   statements.   Forward-looking  statements  are inherently  subject to risks and uncertainties,  many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include,  but are not limited to: the timing of, and expense associated  with,  expansion  and  modification  of our  operations  in  accordance  with  our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to obtain  sufficient gates at Denver International Airport to accommodate the expansion of our  operations; general economic factors and behavior of the fare-paying public and its potential  impact  on our  liquidity;  terrorist attacks or other incidents that could  cause the public to  question the safety  and/or  efficiency of air  travel; operational disruptions, including  weather;
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

General

         Now in our eleventh year of operations,  we are a low cost,  affordable fare airline  operating primarily in a hub and  spoke  fashion  connecting  cities coast to coast  primarily  through our hub at
Denver  International Airport  ("DIA").  We are the second largest  jet service  carrier at DIA based on departures.  As of July 28, 2004, we, in conjunction with Frontier JetExpress  operated  by  Horizon Air
Industries,  Inc.  ("Horizon"),  operate routes linking  our Denver hub to 43 U.S.  cities spanning  the nation from coast to coast and to five cities in Mexico. In April 2004,  we began our first expansion of point-to-point routes outside of our DIA hub with three routes from our focus city Los Angeles, California and added an  additional  route in May 2004.  In July 2004,  we began our first point-to-point routes to
Mexico with one weekly round-trip frequency to Cancun,  Mexico from Kansas City and from Salt Lake City.

         We were organized  in February 1994 and began  flight  operations  in July 1994 with two leased
Boeing 737-200  aircraft. We have since expanded our fleet in service to 46 aircraft as of July 28, 2004
(32 of which we lease and 14 of which we own),  consisting  of eight Boeing  737-300s,  32 Airbus A319s, and six Airbus A318s.  In May 2001,  we began a fleet  replacement  plan to replace our Boeing  aircraft with new purchased and leased Airbus jet aircraft, a transition we expect to complete by September 2005.
As of November 1, 2003, we no longer operate Boeing 737-200 aircraft. During the quarters ended June 30,
2004 and 2003, we increased year-over-year capacity by 32.0% and 22.3%, respectively. During the quarter ended June 30, 2004, we increased passenger traffic by 39.0% over the prior comparable period, outpacing our increase in capacity during the period.

          In  September  2003, we signed  a 12-year  agreement  with  Horizon,  under which Horizon will operate up to nine 70-seat CRJ 700 aircraft  under our  Frontier  JetExpress  brand.  The service  began on January 1, 2004 with three aircraft in service and one spare aircraft.  This service replaced our code-
share arrangement with Mesa Airlines which terminated on December 31, 2003.  We have increased JetExpress aircraft to a total of eight aircraft in service and one spare  aircraft.  We  control the scheduling of this service. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial  incentives,  penalties and changes to the margin based on performance of Horizon and our  financial  performance.  As  of July 28, 2004, Frontier  JetExpress  provides service to Tucson,
Arizona;  Ontario,  California;  Boise, Idaho;  Billings,  Montana; Oklahoma City,  Oklahoma;  El Paso,
Texas  and   Spokane,  Washington,  and  supplements  our  mainline  service  to, San  Jose, California;
Minneapolis/St.  Paul, Minnesota; Omaha, Nebraska;  Albuquerque, New Mexico; Portland, Oregon and Austin,
Texas.

          We currently operate on 16 gates on Concourse A at DIA on a preferential basis. Together with our regional jet  codeshare  partner,  Frontier JetExpress,  we use these 16 gates and share use of up to four common use regional  jet  parking  positions to  operate  approximately  228 daily system  mainline flight departures and arrivals and 50 Frontier JetExpress daily system flight departures and arrivals.

         During the quarter ended June 30, 2004 and as of June 30, 2004, we added departures from DIA to the following cities with commencement dates as follows:

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
Nashville, Tennessee                                                   June 20, 2004

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

Destination                                                            Commencement Date
Kansas City, Missouri                                                  April 11, 2004
Minneapolis/St. Paul, Minnesota                                        April 11, 2004
St. Louis, Missouri                                                    April 11, 2004
Philadelphia, Pennsylvania                                             May 23, 2004

          In August  2004,  we intend to cease non-stop service between Los Angeles International  Airport and Minneapolis/St.  Paul and intend to reduce  non-stop  service  to St.  Louis and Kansas City to adjust for  seasonal demand and poor operating results.

         On July 3, 2004, we began our first  point-to-point  routes to Mexico with one weekly round-trip frequency to Cancun,  Mexico from Kansas City International Airport and from Salt Lake City  International
Airport. We intend to increase service to Cancun from Kansas City International to three weekly round-trip frequencies and to begin three weekly round-trip frequencies from Nashville International Airport and Austin-
Bergstrom International Airport in November 2004. We have also filed an application with the U.S. Department of  Transportation  ("DOT") for authorization to serve Cancun from Lambert-St. Louis International Airport.

         We intend to begin Frontier JetExpress service to Little Rock, Arkansas from our DIA hub with two daily round-trip frequencies and terminate our service to Ontario, California on October 10, 2004.

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

Overview

         We intend to continue our focused growth strategy, which includes a fleet transition from a Boeing fleet to an all Airbus fleet.  We intend to operate an all Airbus fleet by September  2005.  One of the key elements of this strategy is to produce cost savings  because crew  training is  standardized  for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced,  the Airbus aircraft are more fuel efficient, and  scheduling  is  more  efficient.  As of July 28, 2004, we have remaining firm purchase commitments for 13 Airbus aircraft and intend to lease as many as 13 additional A318 or A319 aircraft from third party  lessors over the next three years.  We intend to use these  additional aircraft to either replace Boeing aircraft being retired, provide service to new markets and/or to add frequencies to existing markets that we believe are underserved.

         The airline industry continues to be intensely competitive. We expect competition will remain intense.
Business and leisure travelers continue to reevaluate their  travel  budgets and remain highly price sensitive.
Increased  competition has prompted aggressive strategies from competitors through discounted fares and sales promotions. Additionally, the intense competition has created financial hardships for some of our competitors that have been forced to reduce capacity or have been  forced  into  bankruptcy protection.

         We believe we have a proven management team and a strong company culture and will continue to focus on  differentiating  the  product and service  we provide to our passengers.  We intend for our product and service to be affordable, flexible, and accommodating.  This begins with our employees  who strive to offer friendly customer service and keep operations running efficiently, which we believe leads to lower operating costs.

Quarter in Review

         During the quarter ended June 30, 2004, we had a net loss of $6,574,000.  This was driven by rising fuel costs and a decline in our average fare as we continue to operate in a highly competitive  environment.
We have seen a sharp rise in fuel costs since January 2004, and it may continue to  increase.  Our average fuel cost per gallon was $1.25 during the quarter ended June 30, 2004 compared to 93(cent) during the quarter ended June 30, 2003, an increase of 34.4%.

Highlights from the Quarter

o        Took delivery of nine new aircraft  including  seven Airbus A319 aircraft and two Airbus A318 aircraft and retired one Boeing B737 aircraft.

o        Began mainline  service to Washington,  D.C.  (Dulles  International);  Anchorage,  Alaska;
         Philadelphia, Pennsylvania;  Nashville,  Tennessee and Frontier  JetExpress  service to Billings,
         Montana and Spokane, Washington.

o        Expanded service to Washington, D.C. (Reagan National) from one daily round-trip to three daily round-trips.

o        Began our first  non-stop,  point-to-point  flights  outside  of the  Denver  hub  departing from our new "focus" city in Los Angeles with two daily  non-stop  flights from Los Angeles to  Minneapolis/St.  Paul, St. Louis, and Kansas City and one daily non-stop flight to
         Philadelphia.

Results of Operations

         We had a net loss of $6,574,000 or 18(cent) per diluted share for the quarter ended June 30, 2004 as compared to net income of $10,934,000  or 36(cent) per diluted share for the quarter  ended June 30, 2003.
Included in our net loss for the quarter  ended June 30, 2004 were the following  special  items before the effect of income  taxes:  a loss of  $489,000  on the sale of two Airbus A319 aircraft  in  sale-leaseback transactions,  a write  down of $388,000 of the  carrying  value of  expendable  Boeing 737  inventory, and an  unrealized  loss on fuel hedges of $477,000.  These  items,  net of  income  taxes, increased  net loss by 2(cent) per  share.  Our net  income  for the quarter ended June 30, 2003 included  $15,024,000  received under the  Appropriations Act and an unrealized gain on fuel hedges of $752,000,  offset by aircraft  lease exit  costs  of $686,000.  The net  effect of these  items,  net of income taxes and related profit sharing contributions, increased net income by 29(cent) per diluted share.

         Our mainline passenger yield per RPM was 10.79(cent) and 12.30(cent) for the quarters ended June 30,
2004 and 2003,  respectively, or a decrease of 12.3%. Our mainline average fare was $100.50 for the quarter ended June 30, 2004 as compared to $104.70 for the quarter  ended June 30,  2003,  a decrease of 4.0%.  Our length of haul was 988 and 917 miles for the quarters  ended June 30, 2004  and 2003,  respectively,  or an increase of 7.7%.  The decrease in the average fare is offset by an increase in our mainline load factor to
70.7% for the  quarter  ended June 30, 2004 as  compared to 67.2% for the  quarter  ended June 30, 2003, an increase of 3.5 points.  Our  mainline  passenger  revenue per available seat mile ("RASM") for the quarter ended June 30, 2004 and 2003 was 7.63(cent) and 8.26(cent), respectively,  a  decrease of 7.6%.  We believe that our  average fare  during the  quarter  ended  June 30, 2004 was  negatively  impacted  as a result of entering  six new markets during the quarter ended June 30, 2004 and offering introductory fares along with aggressive pricing  actions by our competitors in these new markets.  We did not add any new markets during the quarter ended June 30, 2003.

         Our mainline cost per ASM for the quarters ended June 30, 2004 and 2003 was 8.09(cent) and 8.13(cent), respectively,  a decrease of .5%.  Mainline CASM  excluding  fuel for the quarters ended June 30, 2004 and
2003 was 6.28(cent) and 6.78(cent), respectively, a decrease of 7.4%. Our mainline CASM decreased during the quarter ended June 30, 2004 as a result of an  increase in the average number of owned  aircraft  from nine to 13.9, which generated a corresponding decrease of .18(cent) in aircraft lease expense,  a decrease in the maintenance cost per ASM of .20(cent) as a result of the reduction in our Boeing fleet that were replaced with new Airbus A319 aircraft,  a decrease of .07(cent) per ASM in employee  performance  bonuses,  an increase in aircraft utilization and economies of scale  associated with  lower  increases  in  indirect  costs  as compared  to the 32.0%  increase  in  mainline  ASMs over the prior comparable  period.  This decrease was significantly  offset  by  an increase in the average price of fuel per gallon from 93(cent) to $1.25 or an increase of .46(cent) per ASM.

         An  airline's  mainline  break-even  load  factor is the passenger load factor that will result in operating revenues  being equal to operating  expenses,  assuming  constant  revenue per passenger mile and expenses.  For the quarter ended June 30, 2004, our  mainline  break-even  load factor adjusted for special items was 73.5% compared to our achieved  passenger  load factor of 70.7%.  Our  mainline  break-even  load factor adjusted for special items for the  quarter ended June 30, 2003,  was 65.4% compared to our achieved passenger load factor of 67.2%.  Our mainline break-even load factor  increased  from  the prior comparable period as a result of  a decrease  in our RASM  to 7.63(cent) during  the  period  ended June 30, 2004 from
8.26(cent) during the  period  ended June 30,  2003,  partially  offset by a decrease in our mainline CASM.

         During the quarter ended June 30, 2004, our mainline average daily block hour utilization increased to 11.7 from 10.2 for the quarter ended June 30, 2003.  The calculation of our block hour utilization includes all aircraft that are on our operating certificate, which includes scheduled aircraft,  as well as aircraft out of service for  maintenance and operational spare aircraft, and excludes aircraft  removed  permanently from revenue service  or new  aircraft  not yet  placed in  revenue  service.  It  also  excludes  Frontier
JetExpress  aircraft operated by Horizon.

         Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines,  have high fixed costs in relation to revenues.  Airline  operations  are highly  sensitive to various factors,  including  the actions of  competing airlines and general economic factors,  which can adversely affect our liquidity, cash flows and results of operations.

       The following table provides certain of our financial and operating data for the year ended March 31,
2004 and the quarters ended June 30, 2004 and 2003.

                                                          Year Ended
                                                           March 31,          Quarters Ended June 30,
                                                             2004             2004             2003
     Selected Operating Data:
     Passenger revenue (000s) (1)
             Mainline                                     $  615,390      $  169,438        $ 139,010
             Regional Partner  (2)                            11,191          19,126             -
             System Combined                                 626,581         188,564          139,010
     Revenue passengers carried (000s)
             Mainline                                          5,569           1,584            1,227
             Regional Partner  (2)                               115             203             -
             System Combined                                   5,684           1,787            1,227
     Revenue passenger miles (RPMs) (000s) (3)
             Mainline                                      5,120,587       1,564,587        1,125,233
             Regional Partner  (2)                            75,974         131,554             -
             System Combined                               5,196,561       1,696,141        1,125,233
     Available seat miles (ASMs) (000s) (4)
             Mainline                                      7,153,740       2,211,652        1,675,050
             Regional Partner  (2)                           111,144         177,578            -
             System Combined                               7,264,884       2,389,230        1,675,050
     Passenger load factor (5)
             Mainline                                          71.6%           70.7%            67.2%
             Regional Partner  (2)                             68.4%           74.1%            -
             System Combined                                   71.5%           71.0%            67.2%
     Mainline break-even load factor (6)                       68.8%           73.5%            65.4%
     Mainline block hours (7)                                142,466          43,974           33,127
     Mainline departures                                      61,812          17,650           14,610
     Mainline average seats per departure                        132             131              132
     Mainline average stage length                               877             957              869
     Mainline average length of haul                             919             988              917
     Mainline average daily block hour utilization (8)          10.4            11.7             10.2
     Yield per RPM (cents) (9) (10)
             Mainline                                          11.96           10.79            12.30
             Regional Partner  (2)                             14.73           14.54            -
             System Combined                                   12.01           11.08            12.30
     Total yield per RPM (cents) (11)
             Mainline                                          12.35           11.08            12.65
             Regional Partner  (2)                             14.73           14.54            -
             System Combined                                   12.39           11.34            12.65
     Yield per ASM (cents) (10) (12)
             Mainline                                           8.56            7.63             8.26
             Regional Partner  (2)                             10.07           10.77            -
             System Combined                                    8.59            7.86             8.26
     Total yield per ASM (cents) (13)
             Mainline                                           8.84            7.84             8.50
             Regional Partner  (2)                             10.07           10.77            -
             System Combined                                    8.86            8.05             8.50

                                                          Year Ended
                                                           March 31,          Quarters Ended June 30,
                                                             2004             2004             2003
     Selected Operating Data (continued):
     Cost per ASM (cents)
             Mainline                                           8.40            8.09             8.13
             Regional Partner  (2)                             13.17           11.99            -
             System Combined                                    8.47            8.38             8.13
     Mainline fuel expense per ASM (cents)                      1.52            1.81             1.35
     Mainline cost per ASM excluding
       fuel (cents) (14)                                        6.88            6.28             6.78
     Mainline average fare (15)                          $    103.50      $   100.50       $   104.70
     Mainline average aircraft in service                       37.3            41.4             35.6
     Mainline aircraft in service at end of period                38              46               36
     Mainline average age of aircraft at end of period           3.9             3.1              6.7

(1)  "Passenger revenue" includes revenues for non-revenue passengers, charter revenues, administrative fees, and revenue  recognized for  unused  tickets that  are greater than one year  from issuance date.  The incremental  revenue  from  passengers connecting from regional flights to mainline flights is included in our mainline  passenger revenue.
(2)  In September 2003, we signed a 12-year agreement with Horizon, under which Horizon  operates up to nine
     70-seat CRJ 700 aircraft under our Frontier JetExpress brand.  The service began on January 1, 2004 and replaced  our  codeshare  with Mesa Airlines which terminated on December 31, 2003. In accordance  with
     Emerging Issues Task Force No. 01-08, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"),
     we have concluded that the Horizon agreement contains leases as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time.  Therefore, we began recording revenues and expenses related to the Horizon agreement gross. Under the Mesa agreement,  we recorded
     JetExpress revenues reduced by related expenses net in other revenues. JetExpress operations under the Mesa agreement from April 1, 2003 to December 31, 2003 are not included in regional partner statistics in 2003 as the Mesa arrangement was effective prior to May 28, 2003, the effective date of EITF 01-08.

     Amounts included in other revenues for Mesa for the year ended March 31, 2004, and for the three months ended June 30, 2004 and 2003 were as follows:

                                        Year Ended March 31,             Quarters Ended June 30,
                                                2004                   2004                   2003
       Mesa revenues (000s)                   $ 25,155              $    -                 $ 7,847
       Mesa expenses (000s)                    (23,438)                  -                  (7,775)
       Net amount included in other
         revenues                             $  1,717              $    -                 $    72
                                       ==============================================================

           Mesa's revenue passenger  miles (RPMs) and available seat miles (ASMs) for the year ended March 31,
     2004 and for the three months ended June 30, 2004 and 2003 were as follows:

                                        Year Ended March 31,             Quarters Ended June 30,
                                                2004                   2004                   2003
       Mesa RPMs (000s)                        148,163                     -                 47,773
       Mesa ASMs (000s)                        174,435                     -                 68,642

(3)  "Revenue passenger  miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(4)  "Available  seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(5)  "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(6)  "Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, net of certain adjustments, assuming constant yield per RPM and no change in ASMs.
     Break-even load factor as presented above may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission.  We believe that presentation of break-even load factor calculated after certain adjustments is useful to investors because the elimination of special or unusual items allows a meaningful period-to-period comparison.  Furthermore, in preparing operating plans and forecasts we rely on an analysis of break-even load factor exclusive of these special and unusual items.
     Our presentation of non-GAAP results should not be viewed as a substitute for our financial or statistical results based on GAAP, and other airlines may not necessarily compute break-even load factor in a manner that is consistent with our computation.

     A reconciliation of the components of the calculation of the mainline break-even load factor is as follows:

                                                               Year Ended
                                                                March 31,    Quarters Ended June 30,
                                                                  2004           2004        2003
                                                                                   (In thousands)
     Net (income) loss                                         $(12,635)       $ 6,574    $(10,934)
       Income tax (expense) benefit                              (7,822)         3,638      (6,689)
       Passenger revenue                                        615,390        169,437     139,010
       Revenue - regional partner                                11,191         19,126        -
       Charter revenue                                           (2,724)          (656)       (614)
       Operating expenses - regional partner                    (14,634)       (21,293)       -
       Passenger revenue - mainline (excluding charter
         and regional partner revenue) required to break
         even (based on GAAP amounts)                         $ 588,766      $ 176,826   $ 120,773
       Non-GAAP adjustments:
           Emergency Wartime Supplemental Appropriations
             Act compensation, net of bonuses                    13,842           -         13,842
           Aircraft and facility lease exit costs, net
             of bonuses                                          (4,949)          -           (632)
           Early retirement of debt costs, net of bonuses        (9,677)          -            -
           Loss on sale-leaseback of aircraft, net of bonuses    (1,219)          (489)        -
           Loss on sale of aircraft engine, net of bonuses         (445)          -            -
           Impairment of Boeing engine and rotable parts,
             net of bonuses                                      (2,807)          -            -
           Provision for Boeing spare parts inventory,
             net of bonuses                                        (569)          (388)        -
           Horizon start-up costs, net of bonuses                (1,061)          -            -
           Unrealized derivative gain (loss), net of bonuses        -             (477)        693
     Passenger revenue- mainline (excluding charter and
           regional partner revenue) required to break-even
           (based on adjusted amounts)                        $ 581,881      $ 175,472   $ 134,676
                                                              ====================================
     The calculation of the break-even load factor follows:
                                                               Year Ended
                                                                March 31,     Quarters Ended June 30,
                                                                  2004           2004        2003
     Calculation of mainline break-even load factor
       using GAAP amounts:
       Passenger revenue- mainline  (excluding charter
         and regional partner revenue) required to break
         even (based on GAAP amounts) ($000s)                 $ 588,766      $ 176,826   $ 120,773
       Mainline yield per RPM (cents)                             11.96          10.79       12.30
       Mainline revenue passenger miles (000s) to break
         even assuming constant yield per RPM                 4,922,793      1,638,795     981,894
       Mainline available seat miles (000s)                   7,153,740      2,211,652   1,675,050
                                                              =======================================
       Mainline break-even load factor using GAAP amounts         68.8%          74.1%       58.6%
                                                              =======================================

     Calculation of mainline break-even load factor using
       Non-GAAP amounts:
       Passenger revenue (excluding charter and regional
          partner revenue) required to break even (based
          on adjusted amounts) ($000s)                        $ 581,881      $ 175,472   $ 134,676
       Mainline yield per RPM (cents)                             11.96          10.79       12.30
       Mainline revenue passenger miles (000s) to break
         even assuming constant yield per RPM                 4,865,226      1,626,247   1,094,926
       Mainline available seat miles (000's)                  7,153,740      2,211,652   1,675,050
                                                              =======================================
       Mainline break-even load factor using non-GAAP amounts     68.0%          73.5%       65.4%
                                                              =======================================

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

                                                 Year Ended March 31,        Quarters Ended June 30,
                                                         2004              2004                 2003
   Passenger revenues - mainline, as reported        $  615,390        $  169,437           $  139,010
      Less: charter revenue                               2,724               656                  614
   Passenger revenues - mainline excluding charter      612,666           168,781              138,396
      Add:  Passenger revenues - regional partner        11,191            19,126                  -
    Passenger revenues, system combined              $  623,857        $  187,907            $  138,396
                                                 ===============       ===========           ===========

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
(15) "Mainline average fare" excludes revenue included in passenger revenue for charter  and  non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

         The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the year ended March 31, 2004 and the quarters ended June 30, 2004 and 2003. Regional partner revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

                                   Year Ended March 31,                   Quarters Ended June 30,
                                           2004                       2004                      2003
                                      Per           %            Per           %          Per            %
                                     total         of           total         of         total          of
                                      ASM        Revenue         ASM        Revenue       ASM         Revenue

Revenues:
    Passenger - mainline              8.60        97.3%         7.66         97.8%        8.30         97.6%
    Cargo                             0.11         1.3%         0.07          0.8%        0.10          1.2%
    Other                             0.13         1.4%         0.11          1.4%        0.10          1.2%
Total revenues                        8.84       100.0%         7.84        100.0%        8.50        100.0%
                                   ======================    =======================   =======================

Operating expenses:
    Flight operations                 1.47        16.6%         1.44         18.3%        1.49         17.5%
    Aircraft fuel expense             1.52        17.2%         1.81         23.1%        1.35         15.9%
    Aircraft lease expense            0.98        11.1%         0.85         10.9%        1.03         12.1%
    Aircraft and traffic servicing    1.54        17.5%         1.43         18.3%        1.43         16.9%
    Maintenance                       1.04        11.7%         0.87         11.1%        1.07         12.5%
    Promotion and sales               0.91        10.3%         0.90         11.5%        0.88         10.3%
    General and administrative        0.52         5.8%         0.47          5.9%        0.53          6.3%
    Aircraft lease and facility
      exit costs                      0.07         0.8%          -             -          0.04          0.5%
    Loss on sale-leaseback of
      aircraft                        0.02         0.2%         0.02          0.3%         -             -
    Depreciation and amortization     0.33         3.8%         0.30          3.8%        0.31          3.6%

Total operating expenses              8.40        95.0%         8.09        103.2%        8.13         95.6%
                                   ======================    =======================   ======================

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

         Passenger Revenues.  Mainline passenger revenues totaled $169,437,000  for the quarter ended June 30,
2004 compared to $139,010,000 for the quarter ended June 30, 2003,  an increase of 21.9%.  Mainline  passenger revenue  includes  revenues  for reduced rate standby  passengers, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates, and revenue  recognized  from our co-branded credit card arrangement. We carried 1,584,000 mainline revenue passengers during the quarter ended June 30, 2004 compared  to  1,227,000  in the  quarter  ended June 30, 2003, an increase of 29.1%. We had an average of 41.4 aircraft in service  during the quarter ended June 30, 2004 compared to an average of 35.6 aircraft during the quarter  ended June 30,  2003, an increase of 16.3%.  Mainline ASMs increased to 2,211,652,000 for the quarter ended June 30, 2004 from 1,675,050,000 for the quarter ended June 30, 2003, an increase of 32.0%. Mainline RPMs for the quarter ended June 30, 2004 were 1,564,587,000 compared to 1,125,233,000 for the quarter ended June 30,
2003, an increase of 39.0%, outpacing the increase in mainline ASMs. Our mainline RASM decreased from 8.26(cent)
to 7.63(cent), a decrease of 7.6%. Our mainline average fare was $100.50 for the quarter ended June 30, 2004 as compared to $104.70 for the quarter ended June 30, 2003, a decrease of 4.0%. Our length of haul was 988 and 917 miles for the quarters ended June 30, 2004 and 2003, respectively, or an increase of 7.7%, causing some downward pressure on our yield.  We offered  introductory  fares in the six new markets we entered  during the quarter ended June 30, 2004,  which we believe  negatively  impacted  our average  fare.  The decrease in the average fare was partially offset by an increase in our mainline load factor to 70.7% for the quarter ended June 30, 2004 as compared to 67.2% for the quarter ended June 30, 2003, an increase of 3.5 points. In May 2003, we launched a unique  branding  campaign,  `A Whole  Different  Animal,' and we believe customer response to this initiative in addition to our lower fare structure is a positive contributor to our results for the quarters ended June 30,
2004 and 2003.

         Passenger Revenues - Regional Partner. Regional partner revenues, consisting of revenues from Frontier
JetExpress operated by Horizon, totaled $19,126,000 for the quarter ended June 30, 2004 and none for the quarter ended June 30,  2003.  The  incremental  revenue  from  passengers connecting from regional flights to mainline flights is included in our mainline  passenger revenue.  Horizon began service January 1, 2004 and replaced the
Frontier JetExpress service formerly  provided by Mesa.  For the three months ended June 30, 2003, revenues of
$7,847,000  from regional jet operations, at the time provided by Mesa Airlines, were netted against related expenses and included in "Other revenues".  See footnote (2) in "Selected Financial  Data", which explains the different accounting methods for our Frontier JetExpress operations.

         Cargo  Revenues.  Cargo  revenues, consisting of revenues  from freight  and  mail  service,  totaled
$1,427,000  and  $1,689,000  for the quarters ended June 30, 2004 and 2003, representing .8% and 1.2% of total operating  revenues excluding regional partner revenues, respectively, or a decrease of 15.5%. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same  day  delivery  service  and  schedule reliability.  During the  quarter ended June 30,  2004 we determined  that  carrying  mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004.

         Other Revenues. Other revenues, comprised principally of interline handling fees, liquor sales, LiveTV sales and excess baggage fees, totaled $2,432,000 and $1,667,000 or 1.4% and 1.2% of total  operating revenues excluding regional partner revenue for the quarters ended June 30, 2004 and 2003, respectively, an increase of
45.9%.  Other revenue increased over the prior comparable period as a result of an increase in LiveTV and liquor sales.

Operating Expenses

         Operating expenses include those related to flight operations,   aircraft  and  traffic  servicing,
maintenance, promotion and sales, Frontier JetExpress operations, general and administrative and depreciation and amortization. Total operating  expenses were $200,191,000 and $136,171,000 for the quarters ended June 30, 2004 and 2003 and  represented  104.0% and 95.6% of total revenue, respectively.  Operating expenses increased as a percentage of revenue during the quarter ended June 30, 2004 largely a result of a 34.4%  increase in our aircraft fuel cost per gallon for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

         Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which  they  pertain.  Salaries, wages  and  benefits totaled $47,581,000 and $37,002,000 and were 27.5% and 26.0% of total mainline revenues for the quarter ended
June 30, 2004 and 2003, respectively, an increase of 28.6%. Salaries, wages and benefits increased over the prior comparable periods largely  as a result of  overall wage increases and an  increase in the number of employees  to  support our  continued ASM  growth as well as the ASM growth that we expect for the remainder of fiscal year 2005. Our mainline ASMs increased 32.0% for the quarter ended June  30, 2004 as  compared  to the quarter ended June 30, 2003. Our employees increased from approximately 3,400 in June 2003 to approximately
4,400 in June 2004, or 29.4%. During the quarter ended June 30, 2004, we increased the number of Airbus aircraft in service by nine and took one Boeing aircraft out of service.  During the quarter ended June 30, 2003, we added one Airbus aircraft and retired one Boeing aircraft. We pay pilot and flight attendant salaries for training, consisting of approximately six and three weeks, respectively, prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service.

         Flight  Operations. Flight operations expenses of $31,789,000 and $24,973,000 were 18.3% and 17.5% of total mainline revenue for the quarters ended June 30, 2004 and 2003, respectively, an increase of 27.3%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

         Aircraft  insurance  expenses totaled  $2,646,000 (1.5% of total mainline revenue) and $2,746,000
(1.9% of total  mainline  revenue) for the  quarters ended June 30, 2004 and 2003,  respectively.  Aircraft insurance expenses were .12(cent) and .16(cent) per  mainline  ASM for the quarters ended June 30, 2004 and
2003, respectively.  Aircraft insurance  decreased  per mainline  ASM as a result of a 30%  decrease in our basic hull and liability  insurance rates effective June 7, 2003  through  June 6, 2004 as  compared to our previous  policy and an  additional  25% decrease in our basic hull and liability insurance rates effective
June 7, 2004. The FAA currently  provides war risk  coverage at a less  expensive  rate  as compared to the coverage  that was  previously  provided by commercial underwriters.  The current FAA war risk policy is in effect until December 31, 2004.  We do  not know  whether the government  will extend the  coverage  beyond
December 2004, and if it does,  how long the  extension  will last. We expect that if  the government  stops providing  excess war risk  coverage to the airline  industry,  the premiums charged by  aviation  insurers for this  coverage will be substantially  higher than the premiums  currently  charged by the government or the coverage will not be available from reputable underwriters.

         Pilot and flight attendant salaries before payroll taxes and  benefits  totaled   $16,889,000  and
$12,485,000 or 10.0% and 9.0% of passenger mainline revenue, for the quarters ended June 30, 2004 and 2003, respectively, or  an increase  of 35.3%. Pilot and flight attendant compensation increased as a result of a
16.3% increase in the average number of aircraft in service, an increase of 32.7% in block  hours, a general wage increase in pilot and flight attendant salaries, and additional crews required to replace crews attending transitional training on the Airbus equipment.

         Aircraft fuel expense.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel costs of $40,003,000 for 32,118,000 gallons used and $22,601,000 for 24,412,000 gallons used resulted in an average  fuel cost of 1.25(cent) and
93(cent) per gallon  for the  quarters  ended June 30, 2004 and 2003, respectively. Aircraft  fuel  expenses represented  23.1%  and  15.9% of  total  mainline  revenue for  the quarters  ended June 30, 2004 and 2003, respectively.  The average fuel cost  per  gallon  increased  34.4% over the prior comparable  period.  Fuel prices  are  subject  to change  weekly,  as we purchase a very small portion  in  advance  for  inventory.
The results of operations for the quarter  ended June 30, 2004  include an  unrealized  derivative  loss of
$477,000 and a realized net gain of approximately $543,000 in cash settlements received from a counter-party recorded as a decrease  in fuel expense.  The results of operations for the  quarter  ended  June 30,  2003 include an  unrealized derivative gain of $752,000  and a realized  loss of approximately  $213,000 in cash payments  made to a  counter-party  recorded  as an increase  in  fuel  expense.  Fuel consumption  for the quarters  ended  June  30,  2004  and 2003  averaged  730 and 737  gallons  per  block  hour, respectively, or a decrease of .9%. Fuel  consumption  per  block hour  decreased  during the quarter ended June 30, 2004 from the prior  comparable  period  because  of the more  fuel-efficient  Airbus  aircraft  added to our fleet coupled with the reduction in our Boeing fleet, which has slightly higher fuel burn rates.

         Aircraft Lease Expenses. Aircraft lease expenses totaled $18,891,000 (10.9% of total mainline revenue)
and $17,192,000 (12.1% of total mainline revenue) for the quarters ended June 30, 2004 and 2003, respectively, or an increase of 9.9%.  The average number of leased aircraft increased to 27.5 from 26.6, an increase of 3.4%.
Aircraft  lease expense increased slightly as a result of newer and larger aircraft leased during the quarter ended June 30, 2004 compared to the aircraft leased during the quarter ended June 30, 2003.

         Aircraft  and  Traffic   Servicing.  Aircraft  and traffic servicing expenses were $31,692,000 and
$23,998,000 (an increase of 32.1%) for the quarters ended June 30, 2004 and 2003, respectively, and represented
18.3% and  16.9% of total  mainline  revenue.  Aircraft  and traffic  servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system.  As of June 30,
2004, we  served 49 cities  compared to 38 cities as of June 30, 2003, or an increase of 28.9%.  During  the quarter ended June 30, 2004, our departures increased to 17,650 from 14,610, or an increase of 20.8%. Aircraft and traffic servicing expenses were $1,796 per departure for the quarter ended June 30,  2004 as compared to
$ 1,643  per  departure for  the  quarter ended  June 30, 2003, or an increase of 9.3%. Aircraft and traffic servicing expenses increased per departure as a result of overall wage increases, increase in airport facilities at existing cities and costs associated with the start-up of six new cities in the quarter and the additional flying from our Los Angeles focus city.

         Maintenance. Maintenance expenses of $19,282,000 and $17,878,000 were 11.1% and 12.5% of total revenue for the  quarters  ended  June 30, 2004 and 2003, respectively. These  include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance is charged to maintenance expense as incurred.
Maintenance cost per block hour was $438 and $540 for the quarters ended June 30, 2004 and 2003, respectively,  a decrease of 18.9%. Maintenance cost per block  hour decreased as a result of a decrease in our Boeing  fleet coupled with the additional new Airbus aircraft that are less costly to maintain than our older Boeing aircraft.
Our mainline average age of aircraft was 3.1 years as of June 30, 2004 as compared to 6.7 years as of June 30,
2003.  The owned Airbus fleet comprising about 37.8% of our total Airbus fleet is new and we are experiencing lower maintenance costs as compared to the older aircraft that are in our fleet.  Maintenance reserves  are required to be paid on a monthly basis to lessors of our leased Boeing and Airbus fleet and are expensed monthly as incurred.  As the Airbus aircraft age, they will require more maintenance and maintenance expenses per block hour will increase.

         Promotion and Sales. Promotion and sales expenses totaled $19,839,000 and $14,720,000 and were 11.5%
and 10.3% of total revenue excluding revenues from our regional partner operations for the quarters ended June
30, 2004 and 2003, respectively. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the quarter ended June 30,
2004, promotion and sales expenses per mainline passenger increased to $12.52 from $12.00 for the quarter ended
June 30, 2003.  Promotion and sales expenses per mainline passenger increased  as a result  of our  branding awareness campaign, which began May 2003 and includes television, print and radio components. Additionally, we have increased our involvement in professional and collegiate sports team sponsorships resulting in increased promotion  expense during  the quarter ended June 30, 2004 as compared to the quarter ended June 30,  2003.
Advertising expenses also increased as a result of increased advertising in the Los Angeles, California area to promote brand awareness in our new focus city.

         General and  Administrative.  General and administrative expenses for the quarters ended June 30, 2004 and 2003 totaled $10,294,000 and $8,936,000, respectively, and were 5.9% and 6.3% of total mainline revenue, respectively.  During the quarter ended June 30, 2003, we accrued for employee performance bonuses totaling
$1,125,000 or .8% of total revenue.  Bonuses are based on profitability.  As a result of our pre-tax loss for the quarter ended June 30, 2004, we did not accrue bonuses.  General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, information technology, aircraft procurement, corporate communications, training and human resources and other expenses associated  with these departments. Employee health benefits, accrued  vacation and bonus expenses, general insurance expenses including worker's compensation, and write-offs associated with credit card and check fraud are also included in general and administrative expenses.  Our employees increased from approximately 3,400 in June 2003 to approximately 4,400 in June 2004, an increase of 29.4%.  Accordingly, we experienced increases in our human resources, training, information technology, and health insurance benefit expenses.

         Regional Partner Expense.  Regional partner expense  for the quarter ended June  30, 2004  totaled
$21,293,000  and was 111.3% of total  regional  partner  revenues.  Regional  partner  expenses  include all direct costs  associated  with  Frontier  JetExpress  operated  by  Horizon.  Horizon  began  service  January 1, 2004 and replaced the JetExpress  service formerly provided by Mesa.  During the quarter ended June 30, 2003,  $7,775,000 in
Mesa expenses were netted against related  revenues and included in other  revenues.  See footnote (2) in "Selected
Financial Data", which explains the different accounting methods for our Frontier JetExpress operations.

         Aircraft  Lease and Facility  Exit Costs.  In May 2003, we ceased using one of our Boeing  737-200 leased aircraft that had a lease termination date in October 2005 and recorded a charge of $686,000.  This amount includes the estimated fair value of the remaining lease payments and the write off of the unamortized leasehold improvements on the aircraft.

          Loss on Sale-leaseback of Aircraft.  During the quarter ended June 30, 2004, we incurred a loss totaling $489,000 on the sale-leaseback of two Airbus A319 aircraft.

         Depreciation and  Amortization.  Depreciation and amortization expenses of $6,618,000 and $5,187,000, an increase of 27.6%, were  approximately 3.8% and 3.6% of total  mainline revenue for the quarters ended
June 30, 2004 and 2003, respectively.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  Depreciation expense increased over the prior year largely as a result of an increase in the average number of Airbus A319 and A318 aircraft owned from nine during the quarter ended June 30, 2003 to 13.9 during the quarter ended June 30, 2004.

         Nonoperating  Income  (Expense).  Net nonoperating expense totaled $2,444,000 for the quarter ended
June 30, 2004  compared to net nonoperating income of $11,427,000  for the quarter  ended  June 30,  2003.
During the quarter ended June 30, 2003, we recognized $15,024,000 of compensation as a result of payments under the Appropriations Act for expenses and revenue foregone related to aviation security.  We received a total of
$15,573,000 in May 2003, of which we paid $549,000 to Mesa for the revenue passengers Mesa carried as Frontier
JetExpress.

         Interest income increased to $571,000 from $413,000 during the quarter ended June 30, 2004 from the prior comparable period as a result of an increase in invested cash.  Interest expense decreased to $2,908,000 for the quarter ended June 30, 2004 from $3,834,000 for the quarter ended June 30, 2003.  Interest expense for the quarter ended June 30, 2003 included the interest expense associated with a $70,000,000 government guaranteed loan we obtained in February 2002 and subsequently repaid in December 2003. The decrease in interest expense from the government guaranteed loan for the quarter ended June 30, 2004 from the prior comparable period is partially offset by the interest expense associated  with  the  financing of five additional Airbus aircraft purchased since June 30, 2003.

         Income Tax Expense  (Benefit).  We recorded an income tax benefit of  $3,638,000  during the quarter ended June 30, 2004 at a 36.0% rate, compared to an income tax expense of $6,689,000  for the quarter  ended
June 30, 2003, at a 38.0% rate.

Liquidity and Capital Resources

         Our  liquidity  depends  to a large  extent on the  number  of  passengers  who fly with us,  the
fares we charge,  our  operating  and  capital  expenditures,   and  our  financing  activities.   We  depend
on  lease  or mortgage-style  financing to acquire all of our aircraft,  including 26 additional  Airbus aircraft that as of July 28, 2004 are scheduled for delivery through March 2008.

         We had cash, cash  equivalents and short-term  investments of  $193,558,000  and  $190,609,000 at
June 30, 2004 and March 31, 2004,  respectively.  At June 30, 2004,  total current assets were  $278,030,000 as compared to $202,240,000 of total current  liabilities,  resulting in working capital of $75,790,000.  At
March 31, 2004, total current assets were $269,733,000 as compared to $181,659,000 of total current liabilities, resulting in working capital of  $88,074,000.  The  decrease in our working  capital  from March 31, 2004 is largely a result of capital expenditures and debt principal payments.

         Cash  provided by  operating  activities  for the  quarter  ended June 30,  2004 was  $9,022,000.
This is attributable to our net loss adjusted for non-cash charges and credits and changes in working capital accounts. Our  restricted  investments  increased  largely a  result of  increased  collateral  requirements for  our  bankcard  processor  associated  with  the  increase  in our  business.  Prepaid expenses increased principally as a result of an increase  in fuel  deposits as a result of the  increase  in the price of fuel and an increase in fuel  consumption  associated  with the increase in block hours flown.  Our  air  traffic liability  increased as a result of the growth of our business  associated  with the increase in the number of aircraft in our fleet  coupled with the increase in the number of  passengers  we carried in excess of our increased capacity. Our accrued expenses increased as a result of increases in employee benefits associated with the increase in the number of employees and increases in health care  expenses,  and  increases  in passenger  related  taxes  associated  with our increase in revenue and passengers  carried.  Cash provided by operating  activities for the quarter ended June 30, 2003 was  $35,753,000. This is  attributable to our net income  adjusted for non-cash  charges and credits and changes in working capital accounts.  Restricted investments  increased as a  result of  increased  collateral  requirements  for our  bankcard  processor associated  with  the  increase  in  our  business  and an  increase  in  collateral  for  our  workers'
compensation insurance.

         Cash used in  investing  activities  for the quarter  ended June 30, 2004 was  $20,252,000.  Net aircraft lease and purchase  deposits  decreased by $15,896,000  during the period.  Capital  expenditures were $103,069,000 for the quarter ended June 30, 2004 and included the purchase of one Airbus A318 aircraft and two Airbus A319 aircraft we took  delivery of and  subsequently completed  sale-leaseback  transactions on both A319  aircraft. Additionally,  capital  expenditures  included  the  purchase of LiveTV  equipment, rotable  aircraft  components, aircraft  improvements and  ground  equipment.  We applied the  pre-delivery payments totaling  $6,412,000 for the purchase of an Airbus A318  aircraft to the purchase of that aircraft and the  pre-delivery  deposits totaling $14,716,000  for the two Airbus A319  aircraft were returned to us.
We received $63,625,000 from the sale of the two A319 aircraft and other equipment.  Cash used in investing activities for the quarter ended June 30, 2003 was $9,520,000.  Net aircraft lease and purchase deposits increased by $7,599,000 during this period,  principally for pre-delivery  payments.  We used $2,128,000 to purchase  rotable  aircraft  components and other general  equipment purchases.

         Cash  provided by financing activities for the quarter ended June 30, 2004 was $16,179,000.  During the quarter  ended June 30,  2004,  we borrowed  $22,000,000 for the  purchase of one Airbus  A318  aircraft and paid $5,626,000 of debt principal  payments.  Cash  used in financing  activities for the quarter ended
June 30, 2003 was $2,846,000 for debt principal payments.

         We have been working closely with DIA, our primary hub for operations, and the offices of the Mayor of the City and County of Denver, in which DIA is located,  to develop  plans for  expanding  Concourse  A where our aircraft  gates are located in order to accommodate  our  anticipated  growth over the next several years.  In the interim,  we have gained  temporary  rights to two gates,  and  permanent  rights to one gate, previously  used by United on the East end of Concourse A. We are currently  obligated  to return the  two temporary  gates to United in October 2005. DIA has also  completed  construction  of two temporary  gates on the West end of Concourse A. We are currently using all five of these temporary  gates  until a  permanent expansion can be completed.  Initial negotiations with  the  City and  County of  Denver and  its  primary contractor have stalled, and we are working with the City and County of Denver to establish a process to obtain a second round of competitive bids for design and construction of the expansion project. If final agreement is reached,  upon  completion of the permanent  expansion to Concourse A we would be obligated to lease the additional gates, thereby increasing our overall rates and charges paid to the airport. Because our overall rates and charges will be based on the final  project  costs as well as the number of  passengers and gross weight landed at the airport, it is impossible at this time to determine what our future rates and charges at
DIA will be.

         As part of the lease  restructure  between  the City and County of Denver  and  United,  we believe that United has been provided certain  concessions  and reductions in the rents,  rates and charges  arising from their lease of facilities  at DIA. The City and County of Denver has  indicated  that it will seek to prevent the reduced rates and  charges  being paid by United from  increasing  the rates and  charges being paid by other  airlines. However,  the City and  County  of Denver  has also made it clear that in certain circumstances  it will have no choice but to  increase  rates  and  charges  being  paid by other  airlines in order to comply  with their own cash flow,  reserve account and bond financing requirements.  Because we are the second largest  airline  operating out of DIA,  we may incur a larger  impact of  any  increase  in rates and  charges  imposed by DIA.  At this  time,  we cannot  quantify what the increase in our rates and charges  would be,  if any,  due to the  concessions  being provided to United.

         In April 2004,  we entered into a services agreement with Sabre, Inc. for its SabreSonic passenger solution to  power our reservations and  check-in capabilities along with a broad scope of technology  for streamlining  our  operations and  improving  revenues.  With SabreSonic, we will have access to real-time passenger data including the customer's history with Frontier and any EarlyReturns frequent flyer activity, current travel plans and  any  changes made to an  existing reservation.  The data can be  accessed by our customer service agents via an open-source,  Windows-based interface at all customer touch points including the website, reservations, the ticket counter and the gate, providing a seamless customer service experience from the time the customer books the  ticket until they  arrive at  their final  destination.  We expect to complete  implementation  of  SabreSonic in the first  half of calendar 2005.  We are  estimating  that the transition  costs for the  implementation  which includes  training of our customer service and reservation agents  to be  approximately  $2,800,000 and  will  largely fall  in the last half of our fiscal year ended
March 31, 2005.

         On July 22, 2004, the National Mediation Board (NMB) reported that our twenty Materials Specialists elected not to join the International Brotherhood of Teamsters (IBT) Union.  On July 30, 2004, the IBT filed an  allegation of  election  interference  with the NMB, requesting a new  election.  We  believe the IBT's allegations are without merit and we will file our response with the NMB in the near future.  Our Materials
Specialists are part of the Materials Management group, which is under the finance department.  Materials
Specialists are involved in the receiving, shipping, transporting, issuing, handling, and relocating of parts and equipment to the appropriate internal customers.

         In July 2004 we entered into an  agreement with a vendor and are in final negotiations with another to market and sell all of our Boeing  737-200 and certain Boeing  737-300 spare  parts inventories.  We are in the process  of  putting  the  initial inventory  package  together which will include all of the Boeing
737-200 expendables and rotables and certain  spares that support the  Boeing 737-300  fleet.   We expect
to begin to actively sell these parts in August 2004.  During the quarter  ended  September  30, 2004,  we expect to record the value of the rotables as "Assets held for sale" on our balance sheet,  at which time we will record a charge of the  estimated  costs of selling these assets.  At this time we have not quantified the total value of the assets to be sold, however, as of June 30, 2004, the total net book value of our
Boeing rotables  including two spare engines  approximated $15,285,000.  The total value of our  Boeing expendable inventory at June 30, 2004 was $2,735,000.

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

Contractual Obligations

       The following table summarizes our contractual obligations as of June 30, 2004:

                                         Less than        1-3           4-5           After
                                          1 year         years         years         5 years          Total
     Long-term debt (1)                $ 17,503,000  $  38,008,000  $ 42,439,000  $ 215,811,000  $  313,761,000
     Operating leases (2)               124,644,000    239,128,000   235,239,000    704,651,000  $1,303,662,000
     Unconditional purchase
       obligations (3)(4)                60,359,000    316,420,000   127,583,000         -       $  504,362,000
     Total contractual cash
       obligations                     $202,506,000  $ 593,556,000  $405,261,000  $ 920,462,000  $2,121,785,000
                                       ========================================================================

(1)  At June 30, 2004,  we had 14 loan  agreements  for nine Airbus A319  aircraft  and five Airbus A318 aircraft.  Two of the loans have a term of  10 years and are payable in equal monthly  installments, including interest, payable in arrears.  These loans require monthly principal and interest payments of $215,000 and $218,000, bear interest with rates of 6.71% and 6.54%,  with  maturities in May and
     August 2011, at which time a balloon payment  totaling  $10,200,000  is due with respect to each loan.
     The remaining 12 loans have interest  rates based on LIBOR plus  margins that adjust  quarterly or semi-annually.  At June 30, 2004,  interest  rates for these loans ranged from 2.44% to 3.72%.  Each of these loans have a term of 12 years, and each loan has balloon payments ranging from  $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft.

(2)  As of June 30, 2004, we lease 22 Airbus A319 type aircraft,  one Airbus A318 aircraft,  and 11 Boeing
     737 type aircraft  under  operating  leases with  expiration  dates ranging from 2004 to 2016.  Three of the Boeing 737 type  aircraft are no longer in service, one is being stored until the lease return date of October 2005 and the other two aircraft  will be  returned to their lessors in the August and
     September 2004.  Under all of our leases, we have made cash security deposits or arranged for letters of credit  representing  approximately two months of lease  payments per aircraft.  At June 30, 2004, we had made cash security deposits of $13,986,000 and had arranged for letters of credit of $3,808,000 collateralized  by  restricted  cash  balances.  Additionally, we are required  to make  supplemental rent payments  to cover  the cost of major  scheduled maintenance  overhauls of these aircraft. These supplemental rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

     As a  complement  to  our  Airbus  purchase  agreement,  in  April 2000 we  signed an  agreement,  as subsequently amended,  to lease 15 new Airbus  aircraft for a term of 12 years.  As of June 30, 2004, we had taken delivery of 13 of these  aircraft and have  letters  of  credit on the  remaining  two aircraft to be delivered  totaling $411,800 to secure these leases, collateralized by restricted cash balances.

     During the year ended March 31, 2004, we entered into additional aircraft  lease  agreements  for two
     Airbus A318  aircraft  and 18 Airbus A319  aircraft.  Three of the  aircraft  leases were a result of sale-leaseback transactions  of three new Airbus  aircraft.  As of June 30,  2004,  we  have  taken
     delivery of eight of these aircraft.  The  remaining   12  aircraft are  scheduled  for  delivery
     beginning in July 2004 through February 2007. As of June 30, 2004, we have made $2,362,000 in security deposit  payments for future leased  aircraft deliveries.

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

(3)  As of June 30, 2004, we  have  remaining  firm purchase  commitments  for 13  additional  aircraft and three  spare  engines,  which have scheduled delivery dates beginning in September 2004 and continuing through 2008. Included in the  purchase  commitments  are the remaining amounts due Airbus and amounts for spare  aircraft components  to  support  the  additional  purchase  and  leased  aircraft.  We are not under  any  contractual obligations with respect to spare parts.  Under the terms of the purchase
     agreement,  we are required to make scheduled  pre-delivery  payments  for  these  aircraft.   These
     payments  are  non-refundable  with  certain exceptions.  As of June 30, 2004, we had made pre-delivery payments on future deliveries  totaling $9,702,000 to secure these aircraft.

     We  signed two letters of intent for the debt financing  for two of our 13 A319 aircraft scheduled for delivery  from  Airbus  in  fiscal  year  2006.  The  terms of these  agreements  permit  us to borrow  up to $24,500,000 per aircraft at 80% of the appraised  base value of the  aircraft, whichever is less,  over a period of 12 years at  floating  interest  rates  with a balloon payment equal to 20%
     of the  original  loan amount due at maturity.

     We have  signed a  letter of  intent for the  sale-leaseback  of one owned and  three spare  engines scheduled  for  delivery  between  September 2004 and February 2006.  The terms of this  agreement allow us to sell each spare engine to the buyer at the time of  delivery,  and then lease the engines back for a period of ten years commencing on the delivery date.  The agreement will provide financing for an additional two spare engines which we expect we will order at some point in the future.

(4)  In October  2002,  we entered into a purchase and 12-year  services  agreement  with LiveTV to bring
     DIRECTV AIRBORNE(TM) satellite programming to every seatback in our Airbus fleet.  We have agreed to the purchase of 46 units.  As of June 30,  2004,  we have  purchased  35 units and have made  deposits toward the purchase of six additional units.  The table above includes the remaining purchase commitment amounts for the six units on which we have made partial payments and all amounts not yet paid on the remaining firm five units.

Commercial Commitments

         As we enter new  markets,  increase  the amount of space we lease,  or add leased  aircraft,  we are often required to provide the airport  authorities and lessors with a letter of credit,  bonds or cash security deposits. These  generally  approximate  up to three  months of rent and fees.  We also  provide letters  of credit  for our workers'  compensation  insurance.  As of June 30, 2004,  we had  outstanding letters of credit,  bonds,  and cash security deposits totaling $12,908,000, $1,467,000,  and  $19,415,000, respectively.  In order to meet these requirements, we have a credit agreement with a financial institution for up to $1,500,000,  which expires August 31, 2004, and another credit agreement with a second financial institution for up to $20,000,000,  which expires December  1, 2004.  These credit lines can be used solely for the  issuance  of standby  letters of credit.  Any amounts drawn under the credit agreements are fully collateralized  by certificates of deposit,  which are carried as  restricted  investments  on our  balance sheet.  As of June 30, 2004, we have utilized $12,908,000  under these credit agreements for standby letters of credit  that  collateralize  certain  leases.  In the event that these credit  agreements are not renewed beyond their present  expiration  dates,  the  certificates  of deposit would be redeemed  and paid to the various lessors as cash security deposits in lieu of standby  letters of credit.  As a result,  there would be no impact on our liquidity if these agreements were not renewed. In the event that the surety  companies determined  that  issuing  bonds on our  behalf  were a risk  they  were no longer  willing  to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.

          We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a  certain  percentage  of our air traffic  liability associated  with bankcard customers.  As of
June 30, 2004, that amount totaled  $23,388,000.  The amount is adjusted  quarterly in arrears based on our air traffic liability associated with bankcard transactions.  As of September 1, 2004,  we are  required to increase  the amount by approximately $4,705,000.

         We use the Airline Reporting  Corporation  ("ARC") to provide reporting and settlement services for travel agency  sales and other related transactions.  In order to maintain the minimum  bond (or irrevocable letter of credit)  coverage of  $100,000,  ARC  requires  participating  carriers  to meet,  on a  quarterly basis,  certain financial  tests such as, but not limited to, working capital ratio,  and percent of debt to debt plus equity.  As of June 30, 2004, we met these  financial  tests  and presently are only  obligated to provide the minimum amount of $100,000 in coverage to ARC.  If we were to fail the minimum testing requirements, we would be  required  to increase  our  bonding  coverage  to four times the weekly  agency net cash sales
(sales net of refunds and agency commissions).  Based on net cash sales  remitted  to us for the week ended
July 28,  2004,  the  coverage  would  be  increased  to  $7,991,000 if we  failed the tests.  If  we  were unable to increase  the bond amount as a result of our then  financial  condition,  we could be required to issue a letter of credit  that would  restrict  cash in an amount equal to the letter of credit.

         In  November 2002, we  initiated a fuel hedging  program  comprised of swap and collar  agreements.
Under a swap  agreement,  we  receive  the  difference  between  a fixed  swap  price and a price  based on an agreed  upon published  spot price for jet fuel.  If the index price is higher than the fixed price,  we receive the  difference between  the fixed  price and the spot  price.  If the  index  price is  lower,  we pay the  difference.  A collar agreement  has a cap price,  a primary  floor  price,  and, in the case of a three-way  collar, a secondary floor price. When  the U.S. Gulf Coast Pipeline Jet index price is above the cap, we receive the  difference  between the index and the cap.  When the  hedged  product's  index  price is below  the  primary  floor but above the  secondary floor,  we pay the  difference  between  the  index and the  primary  floor.  However,  when the price is below the secondary  floor,  we are only  obligated to pay the difference between the primary and  secondary  floor prices. When the price is between the cap price and the primary floor, no payments are required.

         In September  2003, we entered into a swap agreement with a notional volume of 630,000 gallons per month for the period from  January 1, 2004 to June 30,  2004.  The fixed price of the swap was 74.50 cents per gallon and the  agreement is  estimated  to represent  7% of our fuel  purchases  for that period.  On
May 21, 2004,  we entered into a two way collar  agreement that hedges  approximately  25% of our expected fuel  requirements in the quarters ended December 31, 2004 and March 31, 2005.  The collar uses West Texas
Intermediate  crude oil as its basis.  The cap price is set at $39.00 per barrel, and the floor is set at
$34.85 per barrel.

         In  March  2003, we  entered  into an  interest  rate swap  agreement  with a notional  amount of
$27,000,000 to hedge a portion of our LIBOR  based  borrowings.  Under the  interest  rate swap  agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR.

         Effective  January 1, 2003, we  entered  into an  engine  maintenance  agreement  with  GE Engine
Services,  Inc. ("GE")  covering the scheduled  and  unscheduled  repair  of our  aircraft  engines  used on  most of our  Airbus aircraft.  The  agreement is for a 12-year  period from the effective  date for our owned aircraft or December 31, 2014, whichever comes first, and for each leased  aircraft, the term coincides with the initial lease term of 12 years.  This  agreement  precludes  us from using  another  third  party for such services during the term.  This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated  during that month.  The amounts due based on flight hours are not  included in table  above.  As of June 30, 2004, the agreement  covers 14 purchased  Airbus aircraft and 23 leased Airbus  aircraft.  The costs under this agreement for our purchased aircraft for the quarters ended June 30, 2004  and 2003  were  approximately  $663,000 and $395,000,  respectively.  For our leased  aircraft,  the  lessors pay GE directly for the repair of aircraft  engines in conjunction with this agreement from reserve accounts established under the applicable lease documents.

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

Inventories

         Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated
at the lower of cost or  market.  Inventories  are  accounted for on a first-in, first out  basis  and are charged to expense as they are used.  During the  fiscal years  ended March 31, 2004 and 2003, we recorded a  provision for  excess Boeing  expendable  parts  inventory  totaling $618,000 and $2,478,000, respectively.
The provision in 2004 was principally the result of declining resale values of excess Boeing expendable parts.
We monitor  resale values for Boeing parts quarterly using estimates obtained from our vendors. We believe the  decline in resale values of parts for the less fuel efficient Boeing 737-200 and Boeing 737-300 aircraft was due in part to increasing fuel prices during  the  quarter.  The provision in 2003 was principally the result of returning five Boeing aircraft to the lessors in 2003, and our decision during the quarter ended
March 31, 2003, to discontinue the use of our three remaining Boeing 737-200 aircraft in advance of the end of the term of their respective leases. This decision was in response to the significant decline in passenger demand as a result of the war in Iraq and the continuing economic recession.  The  provision  was  based on estimates of the resale value of the excess expendable parts, which were  obtained  from  our vendors.  We evaluated our estimated usage of these parts and the current resale value at June 30, 2004 and recorded an additional provision of $388,000.

Impairment of Long-Lived Assets

         We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted  future  cash  flows  estimated  to be  generated  by those  assets are less than the carrying  amount of the assets.  If an impairment occurs, the loss is measured by comparing the fair  value of the  asset to its carrying  amount.  During the year ended March 31, 2004, we recorded an  impairment charge for  engines and rotable parts that support the Boeing 737-300 aircraft of $3,047,000.
The impairment charge for rotables totaling $901,000 was principally the result of declining resale values for Boeing rotables.  We monitor resale values for Boeing rotables quarterly using estimates obtained from our vendors.  The  impairment for the two  Boeing 737-300 spare engines totaling $2,146,000 was the result of our decision in the fourth quarter to sell these remaining spare engines.  The impairment was based on three  separate quotes from  third  parties.  No further indicators of impairment exist at June 30, 2004 based on current resale values.

Aircraft Maintenance

         We operate under an FAA-approved continuous inspection and maintenance  program.  We  account for maintenance activities on the direct expense method.  Under this method, major overhaul  maintenance costs are recognized  as  expense  as  maintenance  services are performed,  as flight  hours  are flown for nonrefundable maintenance payments required by lease agreements,  and as the  obligation  is incurred for payments  made under service  agreements.  Routine  maintenance and repairs are charged to operations as incurred.  Prior to fiscal year 2003, we accrued for major  overhaul costs on a  per-flight-hour basis in advance of performing  the  maintenance services.

         Effective January 1, 2003, we and GE executed a 12-year engine services  agreement  covering the scheduled and unscheduled repair of Airbus engines.  Under the terms of the services agreement, we agreed to pay GE a fixed rate  per-engine-hour,  payable  monthly, and GE assumed the  responsibility  to overhaul our engines on Airbus aircraft as required  during the term of the  services agreement, subject to certain exclusions.  We believe the fixed rate  per-engine  hour  approximates  the  periodic  cost we would have incurred to service  those  engines. Accordingly, these payments are expensed as the obligation is incurred.

Derivative Instruments

         We account for derivative financial instruments in accordance with the  provisions of Statement of Financial Accounting Standards No. 133,  "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133").  SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an  asset  or  liability.  For  derivatives  designated  as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings  when  the hedged item  affects earnings.  Changes  in fair  value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

         We enter into  derivative  transactions  to hedge the interest  payments  associated with a portion of our  LIBOR-based  borrowings and fuel purchases.  We designate certain interest rate swaps as qualifying cash flow hedges.  We  also  enter into  derivative  transactions to  reduce  exposure  to the effect of fluctuations  in fuel prices.  These  transactions  are accounted for as trading instruments under SFAS 133.
As a result,  we record these  instruments  at fair market  value and  recognizes  realized and unrealized gains and losses in aircraft fuel expense.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

         Our  earnings are affected by changes in the price and availability  of aircraft fuel. Market risk is estimated as a  hypothetical  10 percent change in the average cost per gallon of fuel for the year ended March 31, 2004.  Based on fiscal  year 2004  actual  fuel usage,  such a change  would have had the effect of  increasing  or decreasing  our aircraft fuel expense by  approximately  $10,886,000 in fiscal year 2004.  Comparatively,  based on projected fiscal year 2005 fuel usage,  including fuel required for our regional partner,  such a change would have the effect of increasing  or  decreasing our aircraft  fuel expense by  approximately  $15,205,000  in fiscal year 2005, excluding the effects of our fuel hedging  arrangements.  The increase in exposure to fuel price fluctuations in fiscal year 2005 is due to the increase of our average  aircraft  fleet size projected for the year ending March 31, 2005 and related gallons expected to be purchased.

         In September  2003, we entered into a swap agreement with a notional  volume of 630,000  gallons per month for the period from  January 1, 2004 to June 30,  2004.  The fixed price of the swap was 74.50 cents per gallon and the agreement was estimated to represent 7% of our fuel  purchases for that period.
The results of operations  for the  quarter  ended June 30,  2004  include an  unrealized derivative loss of  $302,000  that is included in fuel expense  and a realized  net gain of approximately  $543,000 in cash settlements  received  from a  counter-party recorded as a decrease in fuel  expense.  On May 21, 2004,  we entered into an  additional  derivative  transaction that is designed to  economically hedge approximately
25% of our  projected fuel requirements in the quarters ending December 31, 2004 and March 31, 2005. The additional  derivative  transaction  is a collar  agreement that uses West Texas  Intermediate  crude oil as its basis. The cap price is set at $39.00 per barrel,  and the floor is set at $34.85 per barrel.  The results of  operations  for the quarter  ended June 30, 2004  include an  unrealized derivative loss of
$175,000 that is included in fuel expense for a total unrealized loss of $477,000.

Interest

         We are susceptible to market risk  associated  with changes in variable  interest rates on long-
term debt obligations  we incurred  and will incur to finance  the  purchases  of our  Airbus  aircraft.
Interest  expense on 86.8% of our owned  Airbus  A319 and A318  aircraft  is subject to  interest  rate adjustments  every three to six months  based upon changes in the  applicable  LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0 percent) would have the effect of increasing or decreasing  our annual  interest  expense by  $2,722,000,  assuming the loans  outstanding  that are subject to interest rate  adjustments at June 30, 2004 totaling  $272,197,000  are outstanding for the entire period.

         In March  2003, we entered  into an  interest  rate swap agreement  with a notional  amount of
$27,000,000 to hedge a portion of our LIBOR  based  borrowings.  Under the  interest  rate swap  agreement, we are paying a fixed rate of 2.45% and receive a variable  rate based on the three  month  LIBOR over the term of the swap that  expires in March 2007.  As of June 30, 2004,  we had hedged  approximately  9.9% of our variable  interest  rate loans.  As of June 30, 2004, the fair value of the swap agreement is an asset of $127,000.

Item 4.  Controls and Procedures

         Our Chief  Executive  Officer and Chief Financial  Officer,  evaluated the  effectiveness  of the design and operation of our "disclosure controls and  procedures"  (as defined in Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2004,  and concluded  that as of June 30, 2004,  our  disclosure  controls and procedures  are effective. Disclosure  controls  and  procedures  are  controls and  procedures  that are designed to ensure that  information required to be  disclosed  in our  reports  filed or  submitted  under the  Exchange  Act is  recorded,  processed, summarized  and  completely  and  accurately  reported  within the time  periods  specified in the  Securities  and Exchange Commission's rules and forms.

         There were no changes in our internal  control over  financial  reporting in connection  with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15,  that occurred  during the quarter ended June 30, 2004, that has materially  affected,  or is reasonable likely to materially  affect, our internal control over financial reporting.

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
                          S. Potter. (1)

                31.2      Section 302 certification of Chief Financial Officer, Paul H. Tate. (1)

                32        Section 906 certification of President and Chief Executive Officer,
                          Jeffery S. Potter, and Chief Financial Officer, Paul H. Tate (1)

                (1)       Filed herewith.

         (b)      Reports on Form 8-K

         During the quarter ended June 30, 2004, the Company filed the following reports on Form 8-K:

            Date of Reports                         Item Numbers                        Financial Statements
                                                                                         Required to be Filed
              May 27, 2004                             7 and 12                                  None

                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FRONTIER AIRLINES, INC.

Date:  August 4, 2004                                By: /s/ Paul H. Tate
                                                     Paul H. Tate, Senior Vice President and
                                                     Chief Financial Officer

Date:  August 4, 2004                                By: /s/ Elissa A. Potucek
                                                     Elissa A. Potucek, Vice President, Controller,
                                                     Treasurer and Principal Accounting Officer