Form 10-Q
period 2004-09-30
FRONTIER AIRLINES INC /CO/
filed 2004-11-08
CIK 921929

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-12805

FRONTIER AIRLINES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1256945
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number including area code: (720) 374-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares of the Company’s common stock outstanding as of October 29, 2004 was 35,612,942.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Page

Item 1.	Financial Information

Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

                PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits and Reports on Form 8-K	34

FINANCIAL INFORMATION

FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)

	September 30, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$160,053,113	$188,608,729
Short-term investments	—	2,000,000
Restricted investments	32,694,165	24,732,024
Receivables, net of allowance for doubtful accounts of $359,000
and $225,000 at September 30, 2004 and March 31, 2004, respectively	33,865,613	26,308,352
Income tax receivable	155,250	262,091
Security and other deposits	1,831,250	215,000
Prepaid expenses and other assets	18,932,493	13,093,499
Inventories, net of allowance of $4,154,000 and $2,991,000
at September 30, 2004 and March 31, 2004, respectively	7,998,996	6,126,573
Assets held for sale	1,862,305	—
Deferred tax assets	7,625,886	8,386,390

Total current assets	265,019,071	269,732,658
Property and equipment, net	466,542,043	440,470,566
Security and other deposits	18,148,128	16,261,690
Aircraft pre-delivery payments	14,351,540	28,329,370
Restricted investments	11,621,329	9,971,212
Deferred loan expenses and other assets	8,439,596	4,940,102

	$784,121,707	$769,705,598

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,971,910	$31,167,168
Air traffic liability	93,959,514	83,339,560
Other accrued expenses	48,491,832	44,660,868
Current portion of long-term debt	17,724,598	17,386,538
Deferred revenue and other current
liabilities	5,553,706	5,105,136

Total current liabilities	197,701,560	181,659,270
Long-term debt	292,048,540	280,000,752
Deferred tax liability	26,943,208	32,225,150
Deferred revenue and other liabilities	16,344,818	17,878,800

Total liabilities	533,038,126	511,763,972

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000; 35,609,942 and 35,597,442 issued and outstanding
at September 30, 2004 and March 31, 2004, respectively	35,610	35,597
Additional paid-in capital	185,171,920	185,078,386
Unearned ESOP shares	(727,545)	(2,182,634)
Other comprehensive income (loss)	111,222	(137,785)
Retained earnings	66,492,374	75,148,062

	251,083,581	257,941,626

	$784,121,707	$769,705,598

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Passenger	$188,173,402	$159,946,008	$357,610,883	$298,955,554
Passenger-regional partner	21,909,768	—	41,036,213	—
Cargo	1,246,009	2,369,222	2,673,504	4,058,247
Other	3,105,595	3,305,382	5,537,244	4,972,761

Total revenues	214,434,774	165,620,612	406,857,844	307,986,562

Operating expenses:
Flight operations	31,772,649	24,347,276	63,561,813	49,320,594
Aircraft fuel expense	44,715,069	25,900,551	84,718,251	48,501,320
Aircraft lease expense	22,307,400	17,920,718	41,198,226	35,112,721
Aircraft and traffic servicing	31,229,011	26,077,456	62,921,215	50,074,966
Maintenance	19,261,318	17,120,004	38,155,915	34,997,976
Promotion and sales	19,250,304	16,269,951	39,088,980	30,989,948
General and administrative	12,033,531	9,784,376	22,327,775	18,720,012
Operating expenses-regional partner	23,568,339	—	44,861,774	—
Aircraft lease and facility exit costs	—	4,659,058	—	5,345,353
Losses on sales of assets, net	74,404	1,883,466	604,231	1,902,055
Impairment and other related charges	4,213,565	—	4,601,200	—
Depreciation and amortization	6,606,142	5,870,300	13,224,581	11,057,498

Total operating expenses	215,031,732	149,833,156	415,263,961	286,022,443

Operating income (loss)	(596,958)	15,787,456	(8,406,117)	21,964,119

Nonoperating income (expense):
Interest income	785,699	524,468	1,356,269	937,831
Interest expense	(3,112,843)	(4,034,387)	(6,020,859)	(7,868,780)
Early Extinguishment of debt	—	(8,742,489)	—	(8,742,489)
Emergency Wartime Supplemental
Appropriations Act compensation	—	—	—	15,024,188
Other, net	(103,353)	(30,470)	(168,717)	(187,974)

Total nonoperating income (expense), net	(2,430,497)	(12,282,878)	(4,833,307)	(837,224)

Income (loss) before in come tax (benefit) expense	(3,027,455)	3,504,578	(13,239,424)	21,126,895

Income tax (benefit) expense	(945,485)	1,506,855	(4,583,736)	8,195,482

Net income (loss)	$(2,081,970)	$1,997,723	$(8,655,688)	$12,931,413

Earnings (loss) per share:
Basic	$(0.06)	$0.07	$(0.24)	$0.43

Diluted	$(0.06)	$0.06	$(0.24)	$0.40

Weighted average shares of
common stock outstanding
Basic	35,609,942	30,440,589	35,606,702	30,133,571

Diluted	35,609,942	33,620,352	35,606,702	32,514,599

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
For the Year Ended March 31, 2004 and the Six Months Ended September 30, 2004

	CommonStock		Additional paid-in capital	Unearned ESOP shares		Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity

	Shares (000s)	Stated value

Balances, March 31, 2003	29,674	$29,674	$96,424,525	$		$—	$62,512,927	$158,967,126

Net income	—	—	—		—	—	12,635,135	12,635,135

Other comprehensive loss - unrealized loss on derivative instruments, net of tax	—	—	—		—	(137,785)	—	(137,785)

Total comprehensive income								12,497,350

Sale of common stock, net of offering costs of $257,000	5,050	5,050	81,072,096		—	—	—	81,077,146
Exercise of common stock options	227	227	1,000,487		—	—	—	1,000,714
Tax benefit from exercises of common stock options	—	—	1,261,937		—	—	—	1,261,937
Equity adjustment for the repricing of warrants issued in conjunction with a debt agreement	—	—	116,701		—	—	—	116,701
Contribution of common stock to employees stock ownership plan	646	646	5,202,640		(5,203,286)	—	—	—
Amortization of employee stock compensation	—	—	—		3,020,652	—	—	3,020,652

Balances, March 31, 2004	35,597	$35,597	$185,078,386		$(2,182,634)	$(137,785)	$75,148,062	$257,941,626
Net loss	—	—	—		—	—	(8,655,688)	(8,655,688)
Other comprehensive income - unrealized gain on derivative instruments, net of tax	—	—	—		—	249,007	—	249,007

Total comprehensive loss
								(8,406,681)

Exercise of common stock options	13	13	63,350		—	—	—	63,363
Tax benefit from exercises of common stock options	—	—	18,212		—	—	—	18,212
Amortization of employee stock compensation	—	—			1,455,089	—	—	1,455,089
Capital contribution	—	—	11,972		—	—	—	11,972

Balances, September 30, 2004	35,610	$35,610	$185,171,920		$(727,545)	$111,222	$66,492,374	$251,083,581

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
For the Six Months Ended September 30, 2004
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(8,655,688)	$12,931,413
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
ESOP compensation expense	1,455,089	1,197,879
Depreciation and amortization	13,224,581	11,057,498
Depreciation and amortization - regional partner	154,448	—
Impairment recorded on long-lived assets	3,267,145	—
Provision recorded on inventories	1,334,056	—
Accelerated amortization of deferred loan costs	—	8,742,489
Deferred tax expense	(4,660,292)	10,276,774
Unrealized derivative gain	(3,634,452)	(358,743)
Loss on disposal of equipment	635,137	2,246,836
Changes in operating assets and liabilities:
Restricted investments	(11,863,958)	(8,841,604)
Receivables	(7,557,261)	3,670,552
Income taxes receivable	106,841	24,295,793
Security and other deposits	(117,560)	(2,719,470)
Prepaid expenses and other assets	(5,838,994)	(353,541)
Inventories	(3,206,479)	178,491
Deferred loan expenses and other assets	504,521	2,128,447
Accounts payable	804,742	(7,079,641)
Air traffic liability	10,619,954	18,175,098
Other accrued expenses	4,186,561	18,421,955
Deferred revenue and other liabilities	(1,085,412)	2,957,579

Net cash provided by (used in) operating activities	(10,327,021)	96,927,805

Cash flows from investing activities:
Decrease in short-term investments	2,000,000	—
Aircraft lease and purchase deposits, net	10,592,702	1,956,333
Decrease in restricted investments	2,251,700	617,700
Proceeds from the sale of aircraft and equipment	63,904,333	32,126,940
Capital expenditures	(109,119,426)	(126,572,253)

Net cash used in investing activities	(30,370,691)	(91,871,280)

Cash flows from financing activities:
Net proceeds from issuance of common stock	75,335	81,951,518
Proceeds from long-term borrowings	22,000,000	76,500,000
Payment of financing fees	(319,087)	(1,039,347)
Principal payments on long-term borrowings	(9,614,152)	(64,016,792)

Net cash provided by financing activities	12,142,096	93,395,379

Net increase (decrease) in cash and cash equivalents	(28,555,616)	98,451,904

Cash and cash equivalents, beginning of period	188,608,729	102,880,404

Cash and cash equivalents, end of period	$160,053,113	$201,332,308

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

September 30, 2004

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results that will be realized for the full year.

(2)	Impairment and Other Related Charges

Inventories

Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used. During the fiscal years ended March 31, 2004 and 2003, we recorded a provision for excess Boeing expendable parts inventory totaling $618,000 and $2,478,000, respectively. The provision in 2004 was principally the result of declining resale values of excess Boeing expendable parts. We monitor resale values for Boeing parts quarterly using estimates obtained from our vendors. We believe the decline in resale values of parts for the less fuel efficient Boeing 737-200 and Boeing 737-300 aircraft was due in part to increasing fuel prices during the past six months. The provision in 2003 was principally the result of returning five Boeing aircraft to the lessors in 2003, and our decision during the quarter ended March 31, 2003 to discontinue the use of our three remaining Boeing 737-200 aircraft in advance of the end of the term of their respective leases. This decision was in response to the significant decline in passenger demand as a result of the war in Iraq and the continuing economic recession. The provision was based on estimates of the resale value of the excess expendable parts, which were obtained from our vendors. We evaluated our estimated usage of these parts and the current resale value at June 30, 2004 and September 30, 2004 and recorded additional provisions of $388,000 and $946,000, respectively. The cost of WTI crude oil increased from $36.92 per barrel at June 30, 2004 to $49.56 per barrel at September 30, 2004. As of October 29, 2004, the cost of WTI crude oil was $51.78 per barrel. As a result of the increase in the cost of fuel, we have accelerated the dates that we would cease using the Boeing aircraft from September 2005 to mid April 2005. Because of the earlier termination date of the use of the Boeing aircraft, our estimated usage of these parts decreased, contributing to the amount of the additional provision recorded during the three months ended September 30, 2004.

Impairment of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. During the year ended March 31, 2004, we recorded an impairment charge of $3,047,000 for engines and rotable parts that support the Boeing 737-300 aircraft. The impairment charge for rotables totaling $901,000 was principally the result of declining resale values for Boeing rotables. We monitor resale values for Boeing rotables quarterly using estimates obtained from our vendors. The impairment for the two Boeing 737-300 spare engines totaling $2,146,000 was the result of our decision in the fourth quarter of fiscal 2004 to sell these remaining spare engines. The impairment was based on three separate quotes from third parties. During the three months ended September 30, 2004, we recorded an additional impairment totaling $818,000 as a result of a letter of intent we entered into for the sale of one of the engines scheduled in December 2004 as a result of a further market decline. Additionally, we recorded an additional impairment on all other Boeing 737-200 and 300 parts totaling $2,449,000 which we believe is largely a result of the rising fuel prices the nation has experienced during the period since June 30, 2004 coupled with the Boeing 737 fleet which has high fuel burn rates. No further indicators of impairment exist at September 30, 2004 based on current resale values.

The Company uses the criteria in SFAS No. 144 to determine when an asset is classified as held for sale. Upon classification as held for sale, the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the balance sheet.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

September 30, 2004

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the Common Stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model. Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, the Company’s pro forma net income (loss) and earnings (loss) per share would be as follows:

	Three Months Ended		Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) as reported	$(2,081,970)	$1,997,723	$(8,655,688)	$12,931,413
Less:total compensation expense
determined under fair value method, net of tax	418,357	618,914	1,277,822	1,066,657

Pro forma net income (loss) as reported	$(2,500,327)	$1,378,809	$(9,933,510)	$11,864,756

Earnings (loss) per share, basic:
As reported	$(0.06)	$0.07	$(0.24)	$0.43
Pro forma	$(0.07)	$0.05	$(0.28)	$0.39

Earnings (loss) per share, diluted:
As reported	$(0.06)	$0.06	$(0.24)	$0.40
Pro forma	$(0.07)	$0.04	$(0.28)	$0.36

In March 2004, the FASB released an exposure draft of Proposed Statement of Financial Accounting Standards Share-Based Payment, an amendment of FASB Statements No. 123 and 95. If adopted, the proposed statement could be effective for the Company beginning with the fiscal year ending March 31, 2006, and would require the Company to record expense for the fair value of stock options, unless effectiveness is delayed. The Company is currently evaluating any impact this proposal will have on stock-based compensation expense and how the expense under the proposal may differ from amounts currently disclosed under SFAS 123.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	Long-term Debt

During the six months ended September 30, 2004, the Company borrowed $22,000,000 for the purchase of one Airbus A318 aircraft. The aircraft loan has a term of 12 years and is payable in monthly installments of $153,041 as of September 30, 2004, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR plus a margin of 1.95% for an overall rate of 3.5% at September 30, 2004. At the end of the term, there is a balloon payment of $2,640,000. A security interest in the aircraft secures the loan.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

September 30, 2004

(4)	Stockholders’ Equity

Common Stock

The Company recorded an approximate $12,000 capital contribution paid to the Company in August 2004 as a result of recovering short-swing profits from a shareholder in accordance with Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) provides that any profit realized by an insider (defined as an officer, director or principal shareholder of an issuer) from a purchase and sale, or any sale and purchase, of an equity security of the issuer within any period of less than six months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction.

(5)	Stock Option Plan

On September 9, 2004, the shareholders of the Company approved the Frontier Airlines, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan allows the Compensation Committee to grant stock options, stock appreciation rights, restricted stock or stock units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to plan limits, the Compensation Committee has the discretionary authority to determine the size and timing of an award and the vesting requirements related to the award. The addition of performance-based requirements will be considered in light of the Company’s total compensation program and the significant level of pay-for-performance requirements already incorporated into its compensation practices.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines (“United”) and other competitors and other actions taken by United either in or out of bankruptcy protection; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; issues relating to our transition to an Airbus aircraft fleet; and uncertainties regarding aviation fuel prices. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our yield per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing. Additional information regarding these and other factors may be contained in our SEC filings, including without limitation, our Form 10-K for our fiscal year ended March 31, 2004.

General

Now in our eleventh year of operations, we are a low cost, affordable fare airline operating in a hub and spoke model connecting cities coast to coast primarily through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures. As of October 29, 2004, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our Denver hub to 42 U.S. cities spanning the nation from coast to coast and to five cities in Mexico. In April 2004, we began our first expansion of point-to-point routes outside of our DIA hub with three routes from our focus city Los Angeles, California and added an additional route in May 2004. In July 2004, we began our first point-to-point routes to Cancun, Mexico with one weekly round-trip frequency from Kansas City and Salt Lake City.

We were organized in February 1994 and began flight operations in July 1994 with two leased Boeing 737-200 aircraft. We have since expanded our fleet in service to 47 aircraft as of October 29, 2004 (33 of which we lease and 14 of which we own), consisting of six Boeing 737-300s, 34 Airbus A319s, and seven Airbus A318s. In May 2001, we began a fleet replacement plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft, a transition we now expect to complete by mid-April 2005. As of November 1, 2003, we no longer operate Boeing 737-200 aircraft. During the three and six months ended September 30, 2004, we increased mainline capacity by 38.5% and 35.3% over the prior comparable periods. In the three and six months ended September 30, 2004, we increased mainline passenger traffic by 31.9% and 35.2% over the prior comparable periods.

In September 2003, we signed a 12-year agreement with Horizon, under which Horizon will operate up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 with three aircraft in service and one spare aircraft. This service replaced our codeshare arrangement with Mesa Airlines which terminated on December 31, 2003. We have increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft. We control the scheduling of this service. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial incentives, penalties and changes to the margin based on performance of Horizon and our financial performance. As of October 29, 2004, Frontier JetExpress provides service to Tucson, Arizona; Little Rock, Arkansas; Boise, Idaho; Billings, Montana; Omaha, Nebraska; Albuquerque, New Mexico; Oklahoma City, Oklahoma; El Paso, Texas and Spokane, Washington, and supplements our mainline service to San Jose, California and Austin, Texas.

We currently use up to 18 gates on Concourse A at DIA. Together with our regional jet codeshare partner, Frontier JetExpress, we use these 18 gates and share use of up to four common use regional jet parking positions to operate approximately 198 daily system mainline flight departures and arrivals and 50 Frontier JetExpress daily system flight departures and arrivals.

During the six months ended September 30, 2004 and as of October 29, 2004, we added departures from DIA to the following cities with commencement dates as follows:

Destination	Commencement Date
Washington, D.C. (Dulles International)	April 11, 2004
Anchorage, Alaska (1)	May 9, 2004
Billings, Montana (2)	May 23, 2004
Spokane, Washington (2)	May 23, 2004
Philadelphia, Pennsylvania	May 23, 2004
Nashville, Tennessee	June 20, 2004
Little Rock, Arkansas (2)	October 10, 2004
(1)	Service is seasonal and terminated on September 25, 2004.
(2)	Flights operated exclusively by Frontier JetExpress.

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

In August 2004, we terminated non-stop service between Los Angeles International Airport and Minneapolis/St. Paul and reduced non-stop service to St. Louis and Kansas City to adjust for seasonal demand and poor operating results. We terminated service to St. Louis in October 2004.

On July 3, 2004, we began our first point-to-point routes to Mexico with one weekly round-trip frequency to Cancun, Mexico from Kansas City and from Salt Lake City. We intend to increase service to Cancun from Kansas City to three weekly round-trip frequencies in November 2004 and to begin three weekly round-trip frequencies from Nashville and Austin in November 2004. We have also filed an application with the U.S. Department of Transportation (“DOT”) for authorization to serve Cancun from St. Louis.

We began Frontier JetExpress service to Little Rock, Arkansas from our DIA hub with two daily round-trip frequencies and terminated our service to Ontario, California on October 10, 2004.

Our filings with the Securities and Exchange Commission are available at no cost on our website, www.frontierairlines.com, in the Investor Relations folder contained in the section titled “About Frontier”. These reports include our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5, and any related amendments or other documents, and are typically available within two days after we file the materials with the SEC.

Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249. Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1359.

Overview

We intend to continue our focused growth strategy, which includes a fleet transition from a Boeing fleet to an all Airbus fleet. We intend to operate an all Airbus fleet by mid-April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, the Airbus aircraft are more fuel efficient, and crew scheduling is more efficient. As of October 29, 2004, we have remaining firm purchase commitments for 13 Airbus aircraft and intend to lease as many as 10 additional A318 or A319 aircraft from third party lessors over the next three years. We intend to use these additional aircraft to either replace Boeing aircraft being retired, provide service to new markets and/or to add frequencies to existing markets that we believe are underserved.

The airline industry continues to be intensely competitive. We expect competition will remain intense. Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive. Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions. Additionally, the intense competition has created financial hardships for some of our competitors that have been forced to reduce capacity, seek debt restructuring and wage and salary concessions, or have been forced into bankruptcy protection.

We believe we have a proven management team and a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers. We intend for our product and service to be affordable, flexible, accommodating, and comfortable. This begins with our employees who strive to offer friendly customer service and keep operations running efficiently, which we believe leads to lower operating costs.

Quarter in Review

During the three months ended September 30, 2004, we had a net loss of $2,082,000. This was driven by rising fuel costs and a decline in our average fare as we continue to operate in a highly competitive environment. We have seen a sharp rise in fuel costs since January 2004, and fuel costs may continue to increase. Our average fuel cost per gallon was $1.29 during the three months ended September 30, 2004 compared to $1.01 during the three months ended September 30, 2003, an increase of 27.7%. The average cost of fuel for the three months ended September 30, 2004 includes an unrealized derivative gain of $4,111,000 or 11.9¢ per gallon compared to an unrealized loss of $276,000 reflected in the average cost of fuel for the three months ended September 30, 2003 of less than 1¢ per gallon for the three months ended September 30, 2003.

Fleet and Operational Upgrades

In October 2004, the Federal Aviation Administration authorized us to conduct Category II and limited Category III instrument approaches with our Airbus fleet. This reduces the previous landing minimums from 200 feet decision height and 1,800 feet runway visual range (“RVR”) to 100 feet decision height and 1,200 feet RVR for Category II approaches and 100 feet decision height and 1,000 feet RVR for Category III approaches. In six months, the approach minimums for Category III will be further reduced to 700 feet RVR and by October 2005 we anticipate authority to conduct Category III approaches to 300 feet RVR. We expect these new landing minimum criteria to substantially reduce the number of diversions required because of low visibility at a number of the cities we serve.

We have entered into separate agreements with CFMI and Airbus to increase the engine thrust and maximum take-off weight on ten of our owned A319 aircraft to improve the operational performance of these aircraft. This sub-fleet of ten aircraft is comprised of eight aircraft that are currently in service and two aircraft that will be delivered in the summer of 2005. The agreement with CFMI calls for an increase in the maximum rated thrust from a base of 22,000 to 23,500 pounds per engine. The agreement with Airbus calls for an increase in the maximum take-off weight from a base of 70 tons to 75.5 tons. The improved operational performance will allow us to serve longer haul markets (i.e., Denver to Anchorage and Los Angeles to Philadelphia) while carrying a full passenger load. We expect the modifications on the eight aircraft currently in our fleet to be completed by March 2005. The two aircraft scheduled for delivery in the summer of 2005 will be delivered from the factory with the additional thrust and take-off weight upgrades.

Highlights from the Quarter

•	We celebrated our ten year anniversary of flight operations in July 2004.

•	We celebrated 25 million passenger enplanements.

•	We took delivery of two new Airbus A319 aircraft and retired three Boeing B737 aircraft, for a net decrease of one aircraft and a fleet total of 45 available for revenue service by quarter’s end.

•	We announced plans to serve Little Rock, Arkansas with two daily found-trip flights.

•	We received authorization to fly from Austin and Nashville to Cancun, Mexico, bringing the only scheduled non-stop service to those markets.

•	We entered into a three-year agreement as the official airline of the University of Wyoming’s Athletic Department.

•	We received Federal Aviation Administration approval to begin Category II/III certification, which allows our pilots to land in reduced visibility.

•	We commenced W!ld Blue Yonder Magazine and programming, an enhancement to our on-board DIRECTV offering.

Delivery of one of our new Airbus aircraft scheduled for September 2004 was delayed as it sustained minor damage during a test flight. Our need to assess the damage and determine what, if any, repairs were needed delayed the delivery of this aircraft. As a result of this delay, we removed this aircraft from our flight schedule, resulting in a reduction in our ASMs. While we took delivery of this aircraft at the end of October 2004, it will not be built into our flight schedule until December 2004. In the interim, it is being used as a spare aircraft and will be available for ad hoc charters.

Results of Operations

The following table provides certain of our financial and operating data for the three and six months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Selected Operating Data:
Passenger revenue (000s) (1)
Mainline	$188,173	$159,946	$357,611	$298,956
Regional Partner(2)	21,910	—	41,036	—
System Combined	$210,083	$159,946	$398,647	$298,956
Revenue passengers carried (000s)
Mainline	1,750	1,457	3,334	2,684
Regional Partner(2)	233	—	436	—
System Combined	1,983	1,457	3,770	2,684
Revenue passenger miles (RPMs) (000s) (3)
Mainline	1,738,682	1,318,020	3,303,269	2,443,253
Regional Partner(2)	142,157	—	273,711	—
System Combined	1,880,839	1,318,020	3,576,980	2,443,253
Available seat miles (ASMs) (000s) (4)
Mainline	2,383,573	1,721,397	4,595,225	3,396,447
Regional Partner(2)	190,771	—	368,349	—
System Combined	2,574,344	1,721,397	4,963,574	3,396,447
Passenger load factor (5)
Mainline	72.9%	76.6%	71.9%	71.9%
Regional Partner(2)	74.5%	—	74.3%	—
System Combined	73.1%	76.6%	72.1%	71.9%
Mainline break-even load factor (6)	73.4%	67.7%	73.5%	66.6%
Mainline block hours (7)	47,086	33,908	91,060	67,035
Mainline departures	18,937	15,078	36,587	29,688
Mainline average seats per departure	130	133	130	133
Mainline average stage length	968	858	966	860
Mainline average length of haul	994	905	991	910
Mainline average daily block hour utilization (8)	11.2	10.0	11.4	10.1
Yield per RPM (cents) (9) (10)
Mainline	10.74	12.09	10.76	12.19
Regional Partner(2)	15.41	—	14.99	—
System Combined	11.10	12.09	11.09	12.19
Total yield per RPM (cents) (11)
Mainline	11.07	12.57	11.07	12.61
Regional Partner(2)	15.41	—	14.99	—
System Combined	11.40	12.57	11.37	12.61
Yield per ASM (cents) (10) (12)
Mainline	7.84	9.26	7.74	8.77
Regional Partner(2)	11.48	—	11.14	—
System Combined	8.11	9.26	7.99	8.77
Total yield per ASM (cents) (13)
Mainline	8.08	9.62	7.96	9.07
Regional Partner(2)	11.48	—	11.14	—
System Combined	8.33	9.62	8.20	9.07

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Selected Operating Data (continued):
Cost per ASM (cents)
Mainline	8.03	8.70	8.06	8.42
Regional Partner(2)	12.35	—	12.18	—
System Combined	8.35	8.70	8.37	8.42
Mainline fuel expense per ASM (cents)	1.87	1.50	1.84	1.43
Mainline cost per ASM excluding
fuel (cents) (14)	6.16	7.20	6.22	6.99
Mainline average fare (15)	$100.05	$103.40	$100.26	$103.98
Mainline average aircraft in service	45.5	37.0	43.5	36.3
Mainline aircraft in service at end of period	44.0	38.0	44.0	38.0
Mainline average age of aircraft at end of period	2.7	4.6	2.7	4.6

(1)

“Passenger revenue” includes revenues for non-revenue passengers, charter revenues, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date. The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue.

(2)

In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 and replaced our codeshare with Mesa Airlines which terminated on December 31, 2003. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), we have concluded that the Horizon agreement contains leases as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time. Therefore, we record revenues and expenses related to the Horizon agreement gross. Under the Mesa agreement, we recorded JetExpress revenues reduced by related expenses net in other revenues. JetExpress operations under the Mesa agreement from April 1, 2003 to December 31, 2003 are not included in regional partner statistics in 2003 as the Mesa arrangement was effective prior to May 28, 2003, the effective date of EITF 01-08.

Amounts included in other revenues for Mesa for the three and six months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Mesa revenues (000s)	$—	$9,795	$—	$17,642
Mesa expenses (000s)	—	(8,261)	—	(16,036)

Net amount included in other revenues	$—	$1,534	$—	$1,606

Mesa’s revenue passenger miles (RPMs) and available seat miles (ASMs) for the three months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Mesa RPMs (000s)	—	56,756	—	104,529
Mesa ASMs (000s)	—	69,660	—	138,302

(3)	“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.

(4)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.

(5)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles.

(6)

“Mainline break-even load factor” is the passenger load factorfor our mainline operations that will result in operating revenues being equal to operating expenses, net of certain adjustments, assuming constant yield per RPM and no change in ASMs. Break-even load factor as presented above may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission. We believe that presentation of break-even load factor calculated after certain adjustments is useful to investors because the elimination of special or unusual items allows a meaningful period-to-period comparison. Furthermore, in preparing operating plans and forecasts we rely on an analysis of break-even load factor exclusive of these special and unusual items. Our presentation of non-GAAP results should not be viewed as a substitute for our financial or statistical results based on GAAP, and other airlines may not necessarily compute break-even load factor in a manner that is consistent with our computation.

A reconciliation of the components of the calculation of the mainline break-even load factor is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

	(In thousands)		(In thousands)
Net (Income) loss	$2,082	$(1,998)	$8,656	$(12,931)
Income tax (expense) benefit	945	(1,507)	4,584	(8,195)
Passenger revenue	188,173	159,946	357,611	298,956
Revenue - regional partner	21,910	—	41,036	—
Charter revenue	(1,384)	(580)	(2,040)	(1,194)
Operating expenses - regional partner	(23,568)	—	(44,862)	—

Passenger revenue - mainline (excluding charter and regional partner revenue)
required to break even (based on GAAP amounts)	$188,158	$155,861	$364,985	$276,636
Non-GAAP adjustments:
Emergency Wartime Supplemental Appropriations
Act compensation, net of bonuses	—	—	—	13,842
Aircraft and facility lease exit costs, net of bonuses	—	(4,292)	—	(4,924)
Early retirement of debt costs, net of bonuses	—	(8,624)	—	(8,624)
(Gains) losses on sales of assets,net of bonuses	(74)	(1,735)	(604)	(1,752)
Impairment and other related charges	(4,214)	—	(4,601)	—
Unrealized derivative gain (loss), net of bonuses	4,111	(254)	3,634	438

Passenger revenue- mainline (excluding charter and regional partner revenue)
required to break-even (based on adjusted amounts)	$187,981	$140,956	$363,414	$275,616

The calculation of the mainline break-even load factor follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

	(In thousands)		(In thousands)

Calculation of mainline break-even load factor using GAAP amounts:
Passenger revenue (excluding charter and regional partner revenue) required
to break even (based on GAAP amounts) ($000s)	$188,158	$155,861	$364,985	$276,636
Mainline yield per RPM (cents)	10.74	12.09	10.76	12.19

Mainline revenue passenger miles (000s) to break even assuming
constant yield per RPM	1,751,937	1,289,173	3,392,054	2,269,368

Mainline available seat miles (000s)	2,383,573	1,721,397	4,595,225	3,396,447

Mainline break-even load factor using GAAP amounts	73.5%	74.9%	73.8%	66.8%

Calculation of mainline break-even load factor using non-GAAP amounts:
Passenger revenue (excluding charter and regional partner revenue) required
to break even (based on adjusted amounts) ($000s)	$187,981	$140,956	$363,414	$275,616
Mainline yield per RPM (cents)	10.74	12.09	10.76	12.19

Mainline revenue passenger miles (000s) to break even assuming
constant yield per RPM	1,750,289	1,165,889	3,377,454	2,260,993

Mainline available seat miles (000's)	2,383,573	1,721,397	4,595,225	3,396,447

Mainline break-even load factor using non-GAAP amounts	73.4%	67.7%	73.5%	66.6%

(7)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.

(8)

“Mainline average daily block hour utilization” represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period. The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service.

(9)	“Yield per RPM” is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Passenger revenues - mainline, as reported	$188,173	$159,946	$357,611	$298,956
Less: charter revenue	1,384	580	2,040	1,194

Passenger revenues - mainline excluding charter	186,789	159,366	355,571	297,762
Add: Passenger revenues - regional partner	21,910	—	41,036	—

Passenger revenues, system combined	$208,699	$159,366	$396,607	$297,762

(11)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles.

(12)	“Yield per ASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.

(13)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.

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

(15)	“Mainline average fare” excludes revenue included in passenger revenue for charter and non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and six months ended September 30, 2004 and 2003. Regional partner revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Three Months Ended September 30,				Six Months Ended September 30,
	2004		2003		2004		2003

	Per total ASM	% of Revenue	Per total ASM	% of Revenue	Per total ASM	% of Revenue	Per total ASM	% of Revenue

Revenues:
Passenger - mainline	7.90	97.7%	9.29	96.6%	7.78	97.8%	8.80	97.1%
Cargo	0.05	0.7%	0.14	1.4%	0.06	0.7%	0.12	1.3%
Other	0.13	1.6%	0.19	2.0%	0.12	1.5%	0.15	1.6%

Total revenues	8.08	100.0%	9.62	100.0%	7.96	100.0%	9.07	100.0%

Operating expenses:
Flight operations	1.33	16.5%	1.41	14.7%	1.38	17.4%	1.45	16.0%
Aircraft fuel expense	1.87	23.2%	1.50	15.7%	1.84	23.1%	1.43	15.7%
Aircraft lease expense	0.94	11.6%	1.04	10.8%	0.90	11.3%	1.03	11.4%
Aircraft and traffic servicing	1.31	16.2%	1.52	15.8%	1.37	17.2%	1.47	16.3%
Maintenance	0.81	10.0%	0.99	10.3%	0.83	10.4%	1.03	11.4%
Promotion and sales	0.81	10.0%	0.95	9.8%	0.85	10.7%	0.91	10.1%
General and administrative	0.50	6.3%	0.57	5.9%	0.49	6.1%	0.55	6.1%
Aircraft lease and facility exit
costs	—	—	0.27	2.8%	—	—	0.16	1.7%
Losses on sales of assets, net	—	—	0.11	1.1%	0.01	0.2%	0.06	0.6%
Impairment and other related
charges	0.18	2.2%	—	—	0.10	1.3%	—	—
Depreciation and amortization	0.28	3.4%	0.34	3.6%	0.29	3.6%	0.33	3.6%

Total operating expenses	8.03	99.4%	8.70	90.5%	8.06	101.3%	8.42	92.9%

Three Months ended September 30, 2004 and 2003

General

We had a net loss of $2,082,000 or 6¢ per diluted share for the three months ended September 30, 2004 as compared to net income of $1,998,000, or 6¢ per diluted share for the three months ended September 30, 2003. Included in our net loss for the three months ended September 30, 2004 were the following special items on a pre-tax basis: a write down of $4,214,000 of the carrying value of Boeing expendable inventory, rotable parts, and a spare engine, $74,000 on the sale of assets, offset by an unrealized gain on fuel hedges of $4,111,000. These items, net of income taxes, decreased our net loss by 1¢ per diluted share. Included in our net income for the three months ended September 30, 2003 were the following special items on a pre-tax and profit sharing basis: write-off of deferred loan costs of $8,742,000 associated with the prepayment of all but $11,582,000 remaining principal of the government guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of $4,659,000; loss of $1,883,000 on the sale of an Airbus aircraft in a sale-leaseback transaction, a sale of a spare engine, and other assets; and an unrealized derivative loss of $276,000. These items, net of income taxes and profit sharing, totaled $0.27 per diluted share.

Our mainline passenger yield per RPM was 10.74¢ and 12.09¢ for the three months ended September 30, 2004 and 2003, respectively, or a decrease of 11.2%. Our mainline average fare was $100.05 for the three months ended September 30, 2004 as compared to $103.40 for the three months ended September 30, 2003, a decrease of 3.2%. Our mainline length of haul was 994 and 905 miles for the three months ended September 30, 2004 and 2003, respectively, or an increase of 9.8%. Our mainline passenger revenue per available seat mile (“RASM”) for the three months ended September 30, 2004 and 2003 was 7.84¢ and 9.26¢, respectively, a decrease of 15.3%. We believe that our average fare during the quarter ended September 30, 2004 was negatively impacted as a result of aggressive pricing actions by our competitors in all of the markets we serve and is systemic across the entire industry.

Our mainline CASM for the three months ended September 30, 2004 and 2003 was 8.03¢ and 8.70¢, a decrease of .67¢, or 7.7%. Mainline CASM excluding fuel for the three months ended September 30, 2004 and 2003 was 6.16¢ and 7.20¢, a decrease of 1.04¢, or 14.4%. Included in mainline CASM excluding fuel for the three months ended September 30, 2004 and 2003 were special items totaling .18¢ and .38¢, respectively. Mainline CASM excluding fuel and special items for the three months ended September 30, 2004 and 2003 was 5.98¢ and 6.82¢, a decrease of .84¢, or 12.3%. Our mainline CASM excluding fuel decreased during the three months ended September 30, 2004 as a result of an increase in the average number of owned aircraft from 9.8 to 14.0, which generated a corresponding decrease of ..10¢ in aircraft lease expense, a decrease in traffic and servicing costs of ..21¢, a decrease in the maintenance cost per ASM of .18¢ as a result of the reduction in our Boeing fleet that were replaced with new Airbus A319 aircraft, and a decrease in promotion and sales expenses of .14¢. Mainline CASM also decreased as a result of an increase in our daily block hour utilization and economies of scale associated with lower increases in indirect costs as compared to the 38.5% increase in mainline ASMs over the prior comparable. Included in mainline CASM for the three months ended September 30, 2003 was .08¢ per ASM for profit sharing bonuses. As a result of our net loss for the three months ended September 30, 2004, we did not accrue for bonuses.

An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the three months ended September 30, 2004, our mainline break-even load factor adjusted for special items was 73.4% compared to our achieved mainline passenger load factor of 72.9%. Our mainline break-even load factor adjusted for special items for the three months ended September 30, 2003, was 67.7% compared to our achieved mainline passenger load factor of 76.6%. Our mainline break-even load factor increased from the prior comparable period as a result of a decrease in our RASM to 7.84¢ during the period ended September 30, 2004 from 9.26¢ during the period ended September 30, 2003, partially offset by a decrease in our mainline CASM.

During the three months ended September 30, 2004, our mainline average daily block hour utilization increased to 11.2 from 10.0 for the three months ended September 30, 2003. The calculation of our block hour utilization includes all aircraft that are on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service. It also excludes Frontier JetExpress aircraft operated by Horizon. During the three months ended September 30, 2004, we decreased our average daily block hour utilization to 11.2 from 11.7 during the three months ended June 30, 2004. Our planned block hour utilization during the three months ended December 31, 2004 is 11.0. We have decreased our utilization as a result of the excess capacity offered by the industry coupled with the high fuel costs we continue to experience.

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

Revenues

Our revenues are highly sensitive to changes in fare levels. Competitive fare pricing policies have a significant impact on our revenues. Because of the elasticity of passenger demand, we believe that increases in fares may at certain levels result in a decrease in passenger demand in many markets. We cannot predict future fare levels, which depend to a substantial degree on actions of competitors and the economy. When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitive fares in order to maintain our market share. Passenger revenues are seasonal depending on the markets’ locations.

Mainline Passenger Revenues. Mainline passenger revenue totaled $188,173,000 for the three months ended September 30, 2004 compared to $159,946,000 for the three months ended September 30, 2003, an increase of 17.6%. Mainline passenger revenue includes revenues for reduced rate standby passengers, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates, and revenue recognized from our co-branded credit card arrangement. We carried 1,750,000 mainline revenue passengers during the three months ended September 30, 2004 compared to 1,457,000 in the three months ended September 30, 2003, an increase of 20.1%. We had an average of 45.5 mainline aircraft in service during the three months ended September 30, 2004 compared to an average of 37.0 mainline aircraft during the three months ended September 30, 2003, an increase of 23.0%. Mainline ASMs increased to 2,383,573,000 for the three months ended September 30, 2004 from 1,721,397,000 for the three months ended September 30, 2003, an increase of 38.5%. Our mainline average fare was $100.05 for the three months ended September 30, 2004 as compared to $103.40 for the three months ended September 30, 2003, a decrease of 3.2%. Our mainline length of haul was 994 and 905 miles for the three months ended September 30, 2004 and 2003, respectively, or an increase of 9.8%, causing some downward pressure on our yield.

Passenger Revenues – Regional Partner. Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $21,910,000 for the three months ended September 30, 2004, and none for the three months ended September 30, 2003. The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue. For the three months ended September 30, 2003, revenues of $9,795,000 from regional jet operations, were netted against related expenses and included in “Other revenues”. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations with Horizon and Mesa.

Cargo Revenues. Cargo revenues totaled $1,246,000 and $2,369,000 for the three months ended September 30, 2004 and 2003, representing .7% and 1.4% of total mainline revenues, respectively, or a decrease of 47.4%. During the three months ended June 30, 2004, we determined that carrying mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

Other Revenues. Other revenues, comprised principally of interline handling fees, liquor sales, LiveTV sales and excess baggage fees, totaled $3,106,000 and $3,306,000 or 1.6% and 2.0% of total mainline revenues for the three months ended September 30, 2004 and 2003, respectively, a decrease of 6.0%. Other revenues during the three months ended September 30, 2003 included the net revenue from our regional jet operations totaling $1,534,000. Revenues and expenses associated with our JetExpress operations are now reported separately and are not included in “Other revenues”. This decrease in other revenues was offset by increases in other passenger related revenues of LiveTV sales, liquor and excess baggage fees.

Operating Expenses

Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total mainline operating expenses for the three months ended September 30, 2004 and 2003 were $191,463,000 and $149,833,000 and represented 99.4% and 90.5% of total mainline revenues, respectively. Operating expenses increased as a percentage of revenue during the three months ended September 30, 2004 largely a result of a 27.7% increase in our aircraft fuel cost per gallon for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statement of operations for which they are relevant. Salaries, wages and benefits totaled $49,803,000 and $39,429,000, an increase of 26.3%, and were 25.9% and 23.8% of total mainline revenues for the three months ended September 30, 2004 and 2003, respectively. Salaries, wages and benefits increased over the prior comparable periods largely as a result of overall wage increases and an increase in the number of employees to support our continued ASM growth as well as the ASM growth that we expect for the remainder of fiscal year 2005. Our mainline ASMs increased 38.5% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Our employees increased from approximately 3,570 in September 2003 to approximately 4,510 in September 2004, or 26.3%. We pay pilot and flight attendant salaries for training, consisting of approximately six weeks for each prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service. We do not anticipate hiring any more pilots for the next six months.

Flight Operations. Flight operations expenses of $31,773,000 and $24,347,000 were 16.5% and 14.7% of total mainline revenues for the three months ended September 30, 2004 and 2003, respectively, an increase of 30.5%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Aircraft insurance expenses totaled $2,634,000 (1.4% of total mainline revenues) for the three months ended September 30, 2004. Aircraft insurance expenses for the three months ended September 30, 2003 were $2,258,000 (1.4% of total mainline revenues). Aircraft insurance expenses were .15¢ and .17¢ per mainline RPM for the three months ended September 30, 2004 and 2003, respectively. Aircraft insurance decreased per mainline RPM as a result of a 25% decrease in our basic hull and liability insurance rates effective June 7, 2004. The FAA currently provides war risk coverage at a less expensive rate as compared to the coverage that was previously provided by commercial underwriters. The current FAA war risk policy is in effect until December 31, 2004. We do not know whether the government will extend the coverage beyond December 2004, and if it does, how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Pilot and flight attendant salaries before payroll taxes and benefits totaled $17,303,000 and $12,510,000 or 9.2% and 7.8% of mainline passenger revenue for the three months ended September 30, 2004 and 2003, an increase of 38.3%. Pilot and flight attendant compensation for the three months ended September 30, 2004 also increased as a result of a 23.0% increase in the average number of mainline aircraft in service, an increase of 38.9% in block hours, a general wage increase in flight attendant and pilot salaries and additional crew required to replace those who were attending training on the Airbus equipment. We pay pilot and flight attendant salaries for training, consisting of approximately six weeks for each, prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service.

Aircraft Fuel Expenses. Aircraft fuel expenses include both the direct cost of fuel, including taxes, as well as the cost of delivering fuel into the aircraft. Aircraft fuel expenses of $44,715,000 for 34,641,000 gallons used and $25,901,000 for 25,543,000 gallons used resulted in an average fuel expense of $1.29 and $1.01 per gallon for the three months ended September 30, 2004 and 2003, respectively. Aircraft fuel expenses represented 23.2% and 15.7% of total mainline revenues for the three months ended September 30, 2004 and 2003, respectively. The average fuel cost per gallon increased 27.7% over the prior comparable period. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. The results of operations for the three months ended September 30, 2004 include an unrealized derivative gain of $4,111,000. The results of operations for the three months ended September 30, 2003 include an unrealized derivative loss of $276,000 and a realized gain of approximately $240,000 in cash payments received from a counter-party recorded as a net increase in fuel expense. Fuel consumption for the three months ended September 30, 2004 and 2003 averaged 736 and 753 gallons per mainline block hour, respectively, or a decrease of 2.3%. Fuel consumption per mainline block hour decreased because of the more fuel-efficient Airbus aircraft added to our fleet coupled with the reduction in our Boeing fleet, which has higher fuel burn rates.

Aircraft Lease Expense. Aircraft lease expenses totaled $22,307,000 (11.6% of total mainline revenues) and $17,921,000 (10.8% of total mainline revenues) for the three months ended September 30, 2004 and 2003, respectively, an increase of 24.5%. The average number of leased aircraft increased to 31.5 from 26.4, an increase of 19.3%. Aircraft lease expense increased as a result of newer and larger aircraft leased during the three months ended September 30, 2004 compared to the aircraft leased during the three months ended September 30, 2003.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $31,229,000 and $26,077,000 (an increase of 19.8%) for the three months ended September 30, 2004 and 2003, respectively, and represented 16.2% and 15.8% of total mainline revenues. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. As of September 30, 2004, we served 39 cities with mainline service compared to 36 cities as of September 30, 2003, or an increase of 8.3%. During the three months ended September 30, 2004, our mainline departures increased to 18,937 from 15,078, an increase of 25.6%. Aircraft and traffic servicing expenses decreased $80 per mainline departure from $1,729 per departure to $1,649 per mainline departure for the three months ended September 30, 2004 a decrease of 4.6%. Aircraft and traffic servicing expenses decreased per mainline departure as a result of economies of scale associated with our Denver hub. During the three months ended September 30, 2004 we no longer carried U.S. mail and our ground handling expenses decreased accordingly.

Maintenance. Maintenance expenses of $19,261,000 and $17,120,000 were 10.0% and 10.3% of total mainline revenues for the three months ended September 30, 2004 and 2003, respectively, an increase of 12.5%. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance is charged to maintenance expense as incurred. Maintenance cost per block hour was $409 and $505 for the three months ended September 30, 2004 and 2003, respectively, a decrease of 19.0%. Maintenance cost per mainline block hour decreased as a result of a decrease in our Boeing fleet coupled with the additional new Airbus aircraft that are less costly to maintain than our older Boeing aircraft. Our mainline average age of aircraft was 2.7 years as of September 30, 2004 as compared to 4.6 years as of September 30, 2003. The owned Airbus fleet comprising about 31.8% of our total Airbus fleet is new and we are experiencing lower maintenance costs as compared to the older aircraft that are in our fleet. Maintenance reserves are required to be paid on a monthly basis to lessors of our leased Boeing and Airbus fleet and are expensed monthly as incurred. As the Airbus aircraft age, they will require more maintenance and maintenance expenses per block hour will increase. During the three months ended September 30, 2003, we recorded a reduction to maintenance expenses totaling $614,000 as a result of the cockpit door reimbursement under the Appropriations Act, or $18 per mainline block hour.

Promotion and Sales. Promotion and sales expenses totaled $19,250,000 and $16,270,000 and were 10.0% and 9.8% of total mainline revenues for the three months ended September 30, 2004 and 2003, respectively, an increase of 18.3%. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. During the three months ended September 30, 2004, promotion and sales expenses per mainline passenger decreased to $11.00 from $11.17 for the three months ended September 30, 2003.

General and Administrative. General and administrative expenses for the three months ended September 30, 2004 and 2003 totaled $12,034,000 and $9,784,000 (an increase of 23.0%) and were 6.3% and 5.9% of total mainline revenues, respectively. General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, information technology, aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, general insurance expenses including worker’s compensation, and write-offs associated with credit card and check fraud are also included in general and administrative expenses. Our employees increased from approximately 3,570 in September 2003 to approximately 4,510 in September 2004, an increase of 26.3%. Accordingly, we experienced increases in our human resources, training, information technology, health insurance benefit expenses, and workers compensation insurance. During the three months ended September 30, 2003, we accrued $1,298,000 for employee performance bonuses, or .8% of total revenue. Bonuses are based on profitability. As a result of our pre-tax loss for the three months ended September 30, 2004, we did not accrue bonuses.

Regional Partner Expense. Regional partner expense for the three months ended September 30, 2004 totaled $23,568,000 and was 107.6% of total regional partner revenues. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. Horizon began service January 1, 2004 and replaced the JetExpress service formerly provided by Mesa. During the three months ended September 30, 2003, $8,261,000 in Mesa expenses were netted against related revenues and included in Other revenues. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa.

Aircraft Lease and Facility Exit Costs. During the three months ended September 30, 2003, we ceased using two of our Boeing 737-200 leased aircraft, one of which had a lease termination date in October 2003 and one with a lease termination date in October 2005. In August 2003, we closed our maintenance facility in El Paso, Texas, which had a lease termination date in August 2007. As a result of these transactions we recorded a pre-tax charge of $4,659,000. This amount recognizes the remaining fair value of the lease payments and the unamortized leasehold improvements on the aircraft and facility.

Losses on Sale of Assets, Net. During the three months ended September 30, 2003, we incurred losses totaling $1,883,000 on the sale of assets. We incurred a loss of $1,238,000 on the sale-leaseback of an Airbus A319 aircraft and a loss totaling $483,000 on the sale of an aircraft engine.

Impairment and other related charges. During the three months ended September 30, 2004, we recorded an additional impairment and other related charges totaling $4,214,000 on the carrying value of our Boeing 737 expendable inventory, rotable parts and a spare engine as a result of further market declines. Included in this amount are estimated selling costs that we expect to pay on the sale of our assets held for sale totaling $541,000. The cost of WTI crude oil increased from $36.92 per barrel at June 30, 2004 to $49.56 per barrel at September 30, 2004. As of October 29, 2004 the cost of WTI crude oil was $51.78 per barrel. As a result of the increase in the cost of fuel, we have accelerated the dates that we would cease using the Boeing aircraft from September 2005 to mid April 2005. Because of the earlier termination date of the use of the Boeing aircraft, our estimated usage of these parts decreased, contributing to the amount of the additional provision recorded during the three months ended September 30, 2004.We believe the decline in resale values of parts for the less fuel efficient Boeing 737 aircraft was due in part to increasing fuel prices during the past three months.

Depreciation and Amortization. Depreciation and amortization expenses of $6,606,000 and $5,870,000 were approximately 3.4% and 3.6% of total mainline revenues for the three months ended September 30, 2004 and 2003, respectively, an increase of 12.5%. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets. Depreciation expense increased over the prior year largely as a result of an increase in the average number of Airbus A319 and A318 aircraft owned from 9.8 during the three months ended September 30, 2003 to 14.0 during the three months ended September 30, 2004, an increase of 42.9%.

Nonoperating Income (Expense). Net nonoperating expense totaled $2,430,000 for the three months ended September 30, 2004 compared to net nonoperating expense of $12,283,000 for the three months ended September 30, 2003. Interest income increased to $786,000 from $524,000 during the three months ended September 30, 2004 from the prior comparable period as a result of an increase in invested cash coupled with an increase in interest rates.

Interest expense decreased to $3,113,000 for the three months ended September 30, 2004 from $4,034,000 for the three months ended September 30, 2003. Interest expense for the three months ended September 30, 2003 included the interest expense associated with a $70,000,000 government guaranteed loan we obtained in February 2002 and subsequently repaid in December 2003. The decrease in interest expense from the government guaranteed loan for the three months ended September 30, 2004 from the prior comparable period is partially offset by the interest expense as a result of interest expense associated with the financing of additional aircraft purchased since September 30, 2003.

We completed a public offering of 5,050,000 shares of common stock in September 2003. Under the terms of our government guaranteed loan by the ATSB, we were required to make a prepayment of the loan equal to 60% of the net proceeds from the offering. As a result, we prepaid approximately $48,418,000 on the loan and wrote off approximately $8,742,000 of deferred loan costs associated with the prepayment amount. Of the $8,742,000, approximately $7,239,000 represented the value assigned to the warrants issued to the ATSB and to two other guarantors in connection with the loan transaction. The warrants had an estimated fair value of $9,282,000 when issued. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

Six Months ended September 30, 2004 and 2003

General

We had a net loss of $8,656,000 or 24¢ per diluted share for the six months ended September 30, 2004 as compared to a net loss of $12,931,000 or 40¢ per diluted share for the six months ended September 30, 2003. Included in our net loss for the six months ended September 30, 2004 were the following special items before the effect of income taxes: a loss of $604,000 on the sale of two Airbus A319 aircraft in sale-leaseback transactions and other sales of assets, a write down of $4,601,000 of the carrying value of Boeing spare parts, and an unrealized gain on fuel hedges of $3,634,000. These items, net of income taxes, decreased our net loss by 3¢ per diluted share. Included in our net income for the six months ended September 30, 2003 were the following special items on a pre-tax and profit sharing basis: $15,024,000 of compensation received under the Appropriations Act; write-off of deferred loan costs of $8,742,000 associated with the prepayment of all but $11,582,000 remaining principal of the government guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of $5,345,000; loss of $1,902,000 on the sale of an Airbus aircraft in a sale-leaseback transaction, a sale of a spare engine, and other assets; and an unrealized derivative gain of $475,000. These items, net of income taxes and profit sharing, totaled 2¢ per diluted share.

Our mainline passenger yield per RPM was 10.76¢ and 12.19¢ for the six months ended September 30, 2004 and 2003, respectively, or a decrease of 11.7%. Our mainline average fare was $100.26 for the six months ended September 30, 2004 as compared to $103.98 for the six months ended September 30, 2003, a decrease of 3.6%. Our length of haul was 991 and 910 miles for the six months ended September 30, 2004 and 2003, respectively, or an increase of 8.9%. Our mainline passenger revenue per available seat mile (“RASM”) for the six months ended September 30, 2004 and 2003 was 7.74¢ and 8.77¢, respectively, a decrease of 11.7%.

Our mainline CASM for the six months ended September 30, 2004 and 2003 was 8.06¢ and 8.42¢, a decrease of .36¢, or 4.3%. Mainline CASM excluding fuel for the six months ended September 30, 2004 and 2003 was 6.22¢ and 6.99¢, a decrease of .77¢, or 11.0%. Included in mainline CASM excluding fuel for the six months ended September 30, 2004 and 2003 were special items totaling .11¢ and .21¢, respectively. Mainline CASM excluding fuel and special items for the six months ended September 30, 2004 and 2003 was 6.11¢ and 6.78¢, a decrease of .67¢, or 9.9%. Our mainline CASM excluding fuel decreased during the six months ended September 30, 2004 as a result of an increase in the average number of owned aircraft from 9.8 to 14.0, which generated a corresponding decrease of ..13¢ in aircraft lease expense, a decrease in traffic and servicing costs of ..10¢, and a decrease in the maintenance cost per ASM of .20¢ as a result of the reduction in our Boeing fleet that were replaced with new Airbus A319 aircraft. Mainline CASM also decreased as a result of an increase in our daily block hour utilization and economies of scale associated with lower increases in indirect costs as compared to the 35.3% increase in mainline ASMs over the prior comparable period.

An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the six months ended September 30, 2004, our mainline break-even load factor adjusted for special items was 73.5% compared to our achieved mainline passenger load factor of 71.9%. Our mainline break-even load factor adjusted for special items for the six months ended September 30, 2003, was 66.6% compared to our achieved passenger load factor of 71.9%. Our mainline break-even load factor increased from the prior comparable period as a result of a decrease in our mainline RASM to 7.74¢during the period ended September 30, 2004 from 8.77¢ during the six months ended September 30, 2003, partially offset by a decrease in our mainline CASM.

During the six months ended September 30, 2004, our mainline average daily block hour utilization increased to 11.4 from 10.1 for the six months ended September 30, 2003. The calculation of our block hour utilization includes all aircraft that are on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service. It also excludes Frontier JetExpress aircraft operated by Horizon.

Revenues

Mainline Passenger Revenues. Mainline passenger revenues totaled $357,611,000 for the six months ended September 30, 2004 compared to $298,956,000 for the six months ended September 30, 2003, an increase of 19.6%. We carried mainline 3,334,000 revenue passengers during the six months ended September 30, 2004 compared to 2,684,000 during the six months ended September 30, 2003, an increase of 24.2%. We had an average of 43.5 mainline aircraft in our fleet during the six months ended September 30, 2004 compared to an average of 36.3 mainlne aircraft during the six months ended September 30, 2003, an increase of 19.8%. Mainline ASMs increased to 4,595,225,000 for the six months ended September 30, 2004 from 3,396,447,000 for the six months ended September 30, 2003, an increase of 35.3%. Mainline RPMs for the six months ended September 30, 2004 were 3,303,269,000 compared to 2,443,253,000 for the six months ended September 30, 2003, an increase of 35.2%. Our mainline RASM decreased from 8.77¢ to 7.74¢, a decrease of 11.7%. Our mainline average fare was $100.26 for the six months ended September 30, 2004 as compared to $103.98 for the six months ended September 30, 2003, a decrease of 3.6%. Our mainline length of haul was 991 and 910 miles for the six months ended September 30, 2004 and 2003, respectively, or an increase of 8.9%, causing some downward pressure on our yield.

Passenger Revenues – Regional Partner. Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $41,036,000 for the six months ended September 30, 2004, and none for the six months ended September 30, 2004. For the six months ended September 30, 2003, revenues of $17,642,000 from regional jet operations, were netted against related expenses and included in “Other revenues”. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa.

Cargo Revenues. Cargo revenues totaled $2,674,000 and $4,058,000 for the six months ended September 30, 2004 and 2003, respectively, representing .7% and 1.3% of total mainline revenues, a decrease of 34.1%. During the six months ended September 30, 2004, we determined that carrying mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004.

Other Revenues. Other revenues totaled $5,537,000 and $4,973,000, or 1.5% and 1.6% of total mainline revenues for the six months ended September 30, 2004 and 2003, respectively, an increase of 11.3%. During the six months ended September 30, 2003, we netted our revenues from regional jet operations against related expenses resulting in net revenue of $1,606,000 and included it in “Other revenues”. This decrease in other revenues was offset by increases in other passenger related revenues of LiveTV sales, liquor and excess baggage fees.

Operating Expenses

Total mainline operating expenses were $370,402,000 and $286,022,000 for the six months ended September 30, 2004 and 2003 and represented 101.3% and 92.9% of total mainline revenues, respectively. Operating expenses increased as a percentage of revenue during the six months ended September 30, 2004 largely a result of a 30.8% increase in our aircraft fuel cost per gallon for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003.

Salaries, Wages and Benefits. Salaries, wages and benefits totaled $97,377,000 and $76,431,000 and were 26.6% and 24.8% of total mainline revenues for the six months ended September 30, 2004 and 2003, respectively, an increase of 27.4%. Salaries, wages and benefits increased over the prior comparable periods largely as a result of overall wage increases, and an increase in the number of employees to support our ASM growth of 35.3% during the six months ended September 30, 2004.

Flight Operations. Flight operations expenses of $63,562,000 and $49,321,000 were 17.4% and 16.0% of total mainline revenues for the six months ended September 30, 2004 and 2003, respectively, an increase of 28.9%.

Aircraft insurance expenses totaled $5,280,000 (1.4% of total mainline revenues) for the six months ended September 30, 2004. Aircraft insurance expenses for the six months ended September 30, 2003 were $5,004,000 (1.6% of total mainline revenues). Aircraft insurance expenses were .16¢ and .20¢ per mainline RPM for the six months ended September 30, 2004 and 2003, respectively.

Pilot and flight attendant salaries before payroll taxes and benefits totaled $34,192,000 and $24,995,000 or 9.6% and 8.4% of mainline passenger revenue for the six months ended September 30, 2004 and 2003, an increase of 36.8%. Pilot and flight attendant compensation for the six months ended September 30, 2004 also increased as a result of a 19.8% increase in the average number of mainline aircraft in service, respectively, an increase of 35.8% in mainline block hours, respectively, a general wage increase in flight attendant and pilot salaries and additional crew required to replace those who were attending training on the Airbus equipment. We pay pilot and flight attendant salaries for training, consisting of approximately six weeks each, prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service.

Aircraft Fuel Expenses. Aircraft fuel expenses of $84,718,000 for 66,759,000 gallons used and $48,501,000 for 49,955,000 gallons used resulted in an average fuel cost of $1.27 and 97.1¢ per gallon, for the six months ended September 30, 2004 and 2003, respectively. Aircraft fuel expenses represented 23.1% and 15.7% of total mainline revenues for the six months ended September 30, 2004 and 2003, respectively. The results of operations for the six months ended September 30, 2004 include an unrealized net derivative gain of $3,634,000 and a realized net gain of $543,000 in cash payments received from a counter-party recorded as a decrease in fuel expense. The results of operations for the six months ended September 30, 2003 include an unrealized derivative gain of $475,000 and a realized net gain of $28,000 in cash payments recorded as an decrease in fuel expense. Fuel consumption for the six months ended September 30, 2004 and 2003 averaged 733 and 745 gallons per mainline block hour, respectively, or a decrease of 1.6%. Fuel consumption per mainline block hour decreased as a result of the increase in Airbus aircraft coupled with the reduction in our Boeing fleet, which has higher fuel burn rates.

Aircraft Lease Expense. Aircraft lease expenses totaled $41,198,000 (11.3% of total mainline revenues) and $35,113,000 (11.4% of total mainline revenues) for the six months ended September 30, 2004 and 2003, respectively, an increase of 17.3%. The average number of leased aircraft increased 11.3% from 26.5 to 29.5 during the six months ended September 30, 2004.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $62,921,000 and $50,075,000 (an increase of 25.7%) for the six months ended September 30, 2004 and 2003, respectively, and represented 17.2% and 16.3% of total mainline revenues. During the six months ended September 30, 2004, our mainline departures increased to 36,587 from 29,688 for the six months ended September 30, 2003, or 23.2%. Aircraft and traffic servicing expenses were $1,720 per mainline departure for the six months ended September 30, 2004 as compared to $1,687 per mainline departure for the six months ended September 30, 2003, or an increase of $33 per mainline departure. Aircraft and traffic servicing expenses increased per departure as a result of overall wage increases, increase in airport facilities at existing cities and costs associated with the start-up of six new cities in the six months ended September 30, 2004.

Maintenance. Maintenance expenses of $38,156,000 and $34,998,000 were 10.4% and 11.4% of total mainline revenues for the six months ended September 30, 2004 and 2003, respectively, a decrease of 9.0%. Maintenance cost per mainline block hour for the six months ended September 30, 2004 and 2003 were $419 and $522, respectively, a decrease of 19.7%.

Promotion and Sales.Promotion and sales expenses totaled $39,089,000 and $30,990,000 and were 10.7% and 10.1% of total mainline revenues for the six months ended September 30, 2004 and 2003, respectively, an increase of 26.1%. During the six months ended September 30, 2004, promotion and sales expenses per mainline passenger increased to $11.72 compared to $11.55 for the six months ended September 30, 2003. Promotion and sales expenses per mainline passenger increased as a result of our branding awareness campaign, which began May 2003 and includes television, print and radio components. Additionally, we have increased our involvement in professional and collegiate sports team sponsorships resulting in increased promotion expense during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003.

General and Administrative. General and administrative expenses for the six months ended September 30, 2004 and 2003 totaled $22,328,000 and $18,720,000 (an increase of 19.3%) and were 6.1% of total mainline revenues for each of the six months ended September 30, 2004 and 2003, respectively. During the six months ended September 30, 2003, we accrued for employee performance bonuses totaling $2,423,000, or .8% of total revenue.

Regional Partner Expense. Regional partner expense for the six months ended September 30, 2004 totaled $44,862,000 and was 109.3% of total regional partner revenue. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. Horizon began service January 1, 2004 and replaced the JetExpress service formerly provided by Mesa. During the six months ended September 30, 2003, $16,036,000 in Mesa expenses were netted against related revenues and included in other revenues. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa.

Losses on Sale of Assets, Net. During the six months ended September 30, 2004 and 2003 we incurred losses on the sale of assets of $604,000 and $1,902,000, respectively. During the six months ended September 30, 2004, we incurred a loss totaling $489,000 on the sale-leaseback of two Airbus A319 aircraft. Additionally, we began to sell our excess Boeing spare parts during the six months ended September 30, 2004. During the six months ended September 30, 2003, we incurred losses totaling $1,902,000 on the sale of assets. We incurred a loss of $1,238,000 on the sale-leaseback of an Airbus A319 aircraft and a loss of $483,000 on the sale of an aircraft engine.

Aircraft Lease and Facility Exit Costs. During the six months ended September 30, 2003, we ceased using three of our Boeing 737-200 leased aircraft, two of which had lease terminations in October 2003 and one with a lease termination date in October 2005. In August 2003, we closed our maintenance facility in El Paso Texas, which had a lease termination date in August 2007. As a result of these transactions, we recorded a pre-tax charge of $5,345,000. This amount recognizes the remaining fair value of the lease payments and the unamortized leasehold improvements on the aircraft and facility.

Depreciation and Amortization. Depreciation and amortization expenses of $13,225,000 and $11,057,000 were approximately 3.6% of total mainline revenues for each of the periods ended the three months ended September 30, 2004 and 2003, respectively, an increase of 19.6%.

Nonoperating Income (Expense). Net nonoperating expense totaled $4,833,000 for the six months ended September 30, 2004 compared to net nonoperating expense totaling $837,000 for the six months ended September 30, 2003.

Interest income increased to $1,356,000 from $938,000 during the six months ended September 30, 2004 from the prior period. Interest expense decreased to $6,021,000 for the six months ended September 30, 2004 from $7,869,000 for the six months ended September 30, 2003. Interest expense for the six months ended September 30, 2003 included the interest expense associated with a $70,000,000 government guaranteed loan we obtained in February 2002 and subsequently repaid in December 2003.

Offsetting these nonoperating expenses during the six months ended September 30, 2003 was pre-tax compensation of $15,024,000 as a result of payments under the Appropriations Act for expenses and revenue foregone related to aviation security. We received a total of $15,573,000 in May 2003, of which we paid $549,000 to Mesa for the revenue passengers Mesa carried as Frontier JetExpress.

Income Tax Expense. We recorded an income tax benefit of $4,584,000 during the six months ended September 30, 2004 at a 34.6% rate, compared to income tax expense of $8,195,000 for the six months ended September 30, 2003, at a 38.8% rate. During the year ended March 31, 2004, our tax expense was at a federal rate of 35% plus the blended state rate of 2.6% (net of federal benefit) and was decreased by the tax effect of permanent differences of 2.7%. The benefit was offset by $38,000 in taxes expensed during the six months ended September 30, 2004 for prior periods.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares we charge, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 23 additional Airbus aircraft that as of October 29, 2004 are scheduled for delivery through March 2008.

We had cash, cash equivalents and short-term investments of $160,053,000 and $190,609,000 at September 30, 2004 and March 31, 2004, respectively. At September 30, 2004, total current assets were $265,019,000 as compared to $197,702,000 of total current liabilities, resulting in working capital of $67,317,000. At March 31, 2004, total current assets were $269,733,000 as compared to $181,659,000 of total current liabilities, resulting in working capital of $88,074,000. The decrease in our working capital from March 31, 2004 is largely a result of an increase in restricted investments principally caused by the increase in our air traffic liability, capital expenditures and debt principal payments.

Cash used in operating activities for the six months ended September 30, 2004 was $10,327,000. This is attributable to our net loss adjusted for non-cash charges and credits and changes in working capital accounts. Our restricted investments increased largely as a result of increased collateral requirements for our bankcard processor associated with the increase in our air traffic liability and an increase in collateral for our workers’ compensation insurance. Receivables increased as a result of an increase in maintenance reserve reimbursement receivables for recent engine overhauls performed and timing with respect to credit card receivables. Prepaid expenses increased principally as a result of an increase in fuel deposits due to the increase in the price of fuel and an increase in fuel consumption associated with the increase in block hours flown. Inventories increased as a result of an increase in the value of our fuel inventory and for the increase in the number of aircraft in our fleet. Our air traffic liability increased as a result of the growth of our business associated with the increase in the number of aircraft in our fleet and the associated increase in the number of passengers we carried. Our accrued expenses increased as a result of increases in employee benefits associated with the increase in the number of employees, increases in health care expenses, and increases in passenger related taxes associated with our increase in revenue and passengers carried. Cash provided by operating activities for the six months ended September 30, 2003 was $96,928,000. This is attributable to our net income adjusted for reconciling items to net cash and cash equivalents. Our air traffic liability increased as a result in the growth of our business associated with the increase in the number of aircraft in our fleet and the associated increase in the number of passengers we carried. Our accrued liabilities increased as a result of increases in employee benefits associated with the increase in the number of employees and increases in health care expenses, the bonus accrual for our employees as a result of our profitability and increases in passenger related taxes associated with our increase in revenue and passengers carried. During the three months ended September 30, 2003 we received an income tax refund from the Internal Revenue Service totaling $26,574,000.

Cash used in investing activities for the six months ended September 30, 2004 was $30,371,000. Net aircraft lease and purchase deposits decreased by $10,593,000 during the period. Capital expenditures were $109,119,000 for the six months ended September 30, 2004 and included the purchase of one Airbus A318 aircraft and two Airbus A319 aircraft that were delivered to us and that we sold in sale-leaseback transactions. Additionally, capital expenditures included the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment. We applied pre-delivery payments totaling $6,412,000 for the purchase of an Airbus A318 aircraft to the purchase of that aircraft, and the pre-delivery deposits totaling $14,716,000 for the two Airbus A319 aircraft were returned to us upon sale of the aircraft. We received $63,904,000 from the sale of the two A319 aircraft and other equipment. Cash used in investing activities for the six months ended September 30, 2003 was $91,871,000. Net aircraft lease and purchase deposits decreased by $1,956,000 during this period. We used $126,572,000 for the purchase of three additional Airbus aircraft, aircraft leasehold improvements, ground equipment to support increased below-wing operations, and computer equipment which included scanning equipment for the new mail transportation requirements. During the six months ended September 30, 2003, we took delivery of three purchased Airbus A318 aircraft and applied their respective pre-delivery payments to the purchase of those aircraft. Additionally, we completed a sale-leaseback transaction on one of our purchased aircraft that was delivered to us in September 2003, generating cash proceeds of approximately $4,374,000 from the sale and the return of the pre-delivery payments relating to the purchase commitment.

Cash provided by financing activities for the six months ended September 30, 2004 was $12,142,000. During the six months ended September 30, 2004, we borrowed $22,000,000 for the purchase of one Airbus A318 aircraft and paid $9,614,000 of debt principal payments on our 14 owned aircraft. Cash provided by financing activities for the six months ended September 30, 2003 was $93,395,000. During the six months ended September 30, 2003, we completed a stock offering of 5,050,000 shares of our common stock. We received $81,085,000, net of offering expenses, from the sale of these shares. We used $48,418,000 of the proceeds to prepay the government guaranteed loan. During the six months ended September 30, 2004 and 2003, we received $75,000 and $349,000 from the exercise of common stock options, respectively. During the six months ended September 30, 2003 we borrowed $76,500,000 to finance the purchase of Airbus aircraft, of which $5,599,000 was paid as principal payments during the respective periods. During the six months ended September 30, 2003, we prepaid an additional $10,000,000 on the government guaranteed loan as required by the loan agreement from a tax refund we received.

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

In April 2004, we entered into a services agreement with Sabre, Inc. for its SabreSonic™ passenger solution to power our reservations and check-in capabilities along with a broad scope of technology for streamlining our operations and improving revenues. This solution replaces Electronic Data Systems’ Shares, a system we have used since our inception in 1994. With SabreSonic, we will have access to real-time passenger data including the customer’s history with Frontier and any EarlyReturns frequent flyer activity, current travel plans and any changes made to an existing reservation. The data can be accessed by our customer service agents via an open-source, Windows-based interface at all customer touch points including the website, reservations, the ticket counter and the gate, providing a seamless customer service experience from the time the customer books the ticket until they arrive at their final destination. We expect to complete implementation of SabreSonic in our fiscal fourth quarter 2005. We estimate that the transition costs for the implementation, which includes training of our customer service and reservation agents, to be approximately $2,600,000 and will largely fall in the third and fourth quarters of our fiscal year ended March 31, 2005.

In July 2003, the International Brotherhood of Teamsters filed an application with the National Mediation Board (“NMB”) for an accretion of the Company’s aircraft appearance agents and maintenance cleaners into the mechanics union. On October 9, 2003, the NMB issued a decision that the aircraft appearance agents and maintenance cleaners should be accreted into the mechanics union. We appealed this decision, and in February 2004 the NMB denied the appeal. Negotiations with these two employee groups began in May 2004.

On July 22, 2004, the NMB reported that our 20 materials specialists elected not to join the International Brotherhood of Teamsters (“IBT”) Union. On July 30, 2004, the IBT filed an allegation of election interference with the NMB, requesting a new election. We believe the IBT’s allegations are without merit and we will file our response with the NMB in the near future. Our materials specialists are part of the materials management group, which is under the finance department. Materials specialists are involved in the receiving, shipping, transporting, issuing, handling and relocating of parts and equipment to the appropriate internal customers.

During the six months ended September 30, 2004, we entered into an agreement with two vendors to market and sell all of our Boeing 737-200 and certain Boeing 737-300 spare parts inventories. We have completed the process of transferring the initial inventory package to these vendors. The inventories include all of the Boeing 737-200 expendables and rotables and certain spares that support the Boeing 737-300 fleet. We began to actively sell these parts in August 2004. During the three months ended September 30, 2004, our impairment for the rotables included estimated selling costs totaling $541,000 for the Boeing 737 rotables held for sale. As we continue to have Boeing parts available for sale to these vendors, we will be required to reflect the fair value of the rotables less selling costs.

We have been assessing our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. Prior to applying for a government guaranteed loan under the Stabilization Act, we filed a shelf registration with the Securities and Exchange Commission in April 2002 that allows us to sell equity or debt securities from time to time as market conditions permit. In September 2003, we completed a public offering of 5,050,000 shares of our common stock. Although the stock offering and our results of operations have improved our liquidity, we may need to continue to explore avenues to enhance our liquidity if our current economic and operating environment changes. We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit and aircraft sale-leasebacks, the sale of equity or debt securities, and other transactions as necessary to support our capital and operating needs. For further information on our financing plans and activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2004:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt (1)	$17,725,000	$38,517,000	$42,998,000	$210,533,000	$309,773,000
Operating leases (2)	125,036,000	241,206,000	237,036,000	679,201,000	1,282,479,000
Unconditional purchase obligations (3) (4)	95,588,000	308,849,000	92,164,000	—	496,601,000

Total contractual cash obligations	$238,349,000	$588,572,000	$372,198,000	$889,734,000	$2,088,853,000

(1)

At September 30, 2004, we had 14 loan agreements for nine Airbus A319 aircraft and five Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $215,000 and $218,000, bear interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 12 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At September 30, 2004, interest rates for these loans ranged from 2.50% to 4.12%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft.

(2)

As of September 30, 2004, we lease 24 Airbus A319 type aircraft, one Airbus A318 aircraft, and ten Boeing 737 type aircraft under operating leases with expiration dates ranging from 2004 to 2016. Four of the Boeing 737 type aircraft are no longer in service, one is being stored until the lease return date of October 2005, two were returned to their lessors in October 2004, and the fourth aircraft will be returned to its lessors in November 2004. Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft. At September 30, 2004, we had made cash security deposits of $14,757,000 and had arranged for letters of credit of $3,058,000 collateralized by restricted cash balances. Additionally, we are required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These supplemental rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

As a complement to our Airbus purchase agreement, in April 2000 we signed an agreement, as subsequently amended, to lease 15 new Airbus aircraft for a term of 12 years. As of September 30, 2004, we had taken delivery of 14 of these aircraft and have a letter of credit on the last aircraft delivered in October 2004 totaling $205,900 to secure these leases, collateralized by restricted cash balances.

During the fiscal year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft. Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft. As of September 30, 2004, we have taken delivery of nine of these aircraft. The remaining 11 aircraft are scheduled for delivery beginning in October 2004 through February 2007. As of September 30, 2004, we have made $2,230,000 in security deposit payments for future leased aircraft deliveries.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2005 to 2014. In addition, we lease certain airport gate facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)

As of September 30, 2004, we have remaining firm purchase commitments for 13 additional aircraft and three spare engines, which have scheduled delivery dates beginning in October 2004 and continuing through 2008. Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of September 30, 2004, we had made pre-delivery payments on future deliveries totaling $14,352,000 to secure these aircraft.

We have entered into a loan agreement for the debt financing for one of our A319 aircraft scheduled for delivery from Airbus in fiscal year 2006. We signed a letter of intent for the debt financing for another one of our A319 aircraft scheduled for delivery from Airbus in fiscal year 2006. The terms of these agreements permit us to borrow up to $24,500,000 per aircraft at 80% of the appraised base value of the aircraft, whichever is less, over a period of 12 years at floating interest rates with a balloon payment equal to 20% of the original loan amount due at maturity.

We have signed a letter of intent for the sale-leaseback of one owned and three spare engines scheduled for delivery between October 2004 and February 2006. In October 2004, we completed the sale-leaseback of two of these engines with proceeds totaling $7,657,000 from the sale of these two engines. The terms of this agreement allow us to sell each spare engine to the buyer at the time of delivery, and then lease the engines back for a period of ten years commencing on the delivery date. The agreement will provide financing for an additional two spare engines which we expect we will order at some point in the future.

(4)

In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We have agreed to the purchase of 46 units. As of September 30, 2004, we have purchased 37 units and have made deposits toward the purchase of seven additional units. The table above includes the remaining purchase commitment amounts for the seven units on which we have made partial payments and all amounts not yet paid on the remaining firm two units.

Commercial Commitments

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bonds or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers’ compensation insurance. As of September 30, 2004, we had outstanding letters of credit, bonds, and cash security deposits totaling $14,465,000, $1,475,000, and $19,979,000, respectively. In order to meet these requirements, we have a credit agreement with a financial institution for up to $20,000,000, which expires December 1, 2004. This credit line can be used only for the issuance of standby letters of credit. We plan to renew this agreement. Any amounts drawn under the credit agreements are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet. As of September 30, 2004, we have utilized $14,465,000 under these credit agreements for standby letters of credit that collateralize certain leases. In the event that these credit agreements are not renewed beyond their present expiration dates, the certificates of deposit would be redeemed and paid to the various lessors as cash security deposits in lieu of standby letters of credit. As a result, there would be no impact on our liquidity if these agreements were not renewed. In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with bankcard customers. As of September 30, 2004, that amount totaled $28,093,000. The amount is adjusted quarterly in arrears based on our air traffic liability associated with bankcard transactions. As of December 1, 2004, we can decrease the amount by approximately $1,434,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity. As of September 30, 2004, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended October 29, 2004, the coverage would be increased to $5,025,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

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

On May 21, 2004, we entered into a two way collar agreement that hedges approximately 25% of our expected fuel requirements in the quarters ended December 31, 2004 and March 31, 2005. The collar uses West Texas Intermediate crude oil as its basis. The cap price is set at $39.00 per barrel, and the floor is set at $34.85 per barrel. The unrealized gain on this derivative contract at September 30, 2004 was $3,937,000 and is recorded as an offset to fuel expense.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR.

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft, subsequently modified in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or December 31, 2014, whichever comes first, and for each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The amounts due based on flight hours are not included in table above. As of September 30, 2004, the agreement covers 14 purchased Airbus aircraft and all of our leased Airbus aircraft with the exception of two. The costs under this agreement for our purchased aircraft for the six months ended September 30, 2004 and 2003 were approximately $1,260,000 and $732,000, respectively. For our leased aircraft, the lessors pay GE directly for the repair of aircraft engines in conjunction with this agreement from reserve accounts established under the applicable lease documents.

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

Inventories

Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used. During the fiscal years ended March 31, 2004 and 2003, we recorded a provision for excess Boeing expendable parts inventory totaling $618,000 and $2,478,000, respectively. The provision in 2004 was principally the result of declining resale values of excess Boeing expendable parts. We monitor resale values for Boeing parts quarterly using estimates obtained from our vendors. We believe the decline in resale values of parts for the less fuel efficient Boeing 737-200 and Boeing 737-300 aircraft was due in part to increasing fuel prices during the past six months. The provision in 2003 was principally the result of returning five Boeing aircraft to the lessors in 2003, and our decision during the quarter ended March 31, 2003 to discontinue the use of our three remaining Boeing 737-200 aircraft in advance of the end of the term of their respective leases. This decision was in response to the significant decline in passenger demand as a result of the war in Iraq and the continuing economic recession. The provision was based on estimates of the resale value of the excess expendable parts, which were obtained from our vendors. We evaluated our estimated usage of these parts and the current resale value at June 30, 2004 and September 30, 2004 and recorded additional provisions of $388,000 and $946,000, respectively. The cost of WTI crude oil increased from $36.92 per barrel at June 30, 2004 to $49.56 per barrel at September 30, 2004. As of October 29, 2004, the cost of WTI crude oil was $51.78 per barrel. As a result of the increase in the cost of fuel, we have accelerated the dates that we would cease using the Boeing aircraft from September 2005 to mid April 2005. Because of the earlier termination date of the use of the Boeing aircraft, our estimated usage of these parts decreased, contributing to the amount of the additional provision recorded during the three months ended September 30, 2004.

Impairment of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. During the year ended March 31, 2004, we recorded an impairment charge of $3,047,000 for engines and rotable parts that support the Boeing 737-300 aircraft. The impairment charge for rotables totaling $901,000 was principally the result of declining resale values for Boeing rotables. We monitor resale values for Boeing rotables quarterly using estimates obtained from our vendors. The impairment for the two Boeing 737-300 spare engines totaling $2,146,000 was the result of our decision in the fourth quarter of fiscal 2004 to sell these remaining spare engines. The impairment was based on three separate quotes from third parties. During the three months ended September 30, 2004, we recorded an additional impairment totaling $818,000 as a result of a letter of intent we entered into for the sale of one of the engines scheduled in December 2004 as a result of a further market decline. Additionally, we recorded an additional impairment on all other Boeing 737-200 and 300 parts totaling $2,449,000 which we believe is largely a result of the rising fuel prices the nation has experienced during the period since June 30, 2004 coupled with the Boeing 737 fleet which has high fuel burn rates. No further indicators of impairment exist at September 30, 2004 based on current resale values.

We use the criteria in SFAS No. 144 to determine when an asset is classified as held for sale. Upon classification as held for sale, the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the balance sheet.

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

New Accounting Standard

In September 2004, the Emerging Issues Task Force reached consensus on Issue No. 04-08, or EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which requires the dilutive effect of contingently convertible debt instruments to be included in earnings per share. Accordingly, the shares issuable upon conversion of contingently convertible debt instruments are to be considered in the diluted earnings per share calculation, regardless of whether the contingent conditions for their conversion are satisfied, so long as they are dilutive. EITF 04-08 will be effective for reporting periods ending after December 15, 2004 and is not expected to have an impact on our diluted earnings per share.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the year ended March 31, 2004. Based on fiscal year 2004 actual fuel usage, such a change would have had the effect of increasing or decreasing our aircraft fuel expense by approximately $10,886,000 in fiscal year 2004. Comparatively, based on projected fiscal year 2005 fuel usage, including fuel required for our regional partner, such a change would have the effect of increasing or decreasing our aircraft fuel expense by approximately $14,884,000 in fiscal year 2005, excluding the effects of our fuel hedging arrangements. The increase in exposure to fuel price fluctuations in fiscal year 2005 is due to the increase of our average aircraft fleet size projected for the year ending March 31, 2005 and related gallons expected to be purchased.

In September 2003, we entered into a swap agreement with a notional volume of 630,000 gallons per month for the period from January 1, 2004 to June 30, 2004. The fixed price of the swap was 74.50 cents per gallon and the agreement was estimated to represent 7% of our fuel purchases for that period. The results of operations for the six months ended September 30, 2004 include an unrealized derivative loss of $302,000 that is included in fuel expense and a realized net gain of approximately $543,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. On May 21, 2004, we entered into an additional derivative transaction that is designed to economically hedge approximately 25% of our projected fuel requirements in the quarters ending December 31, 2004 and March 31, 2005. The additional derivative transaction is a collar agreement that uses West Texas Intermediate crude oil as its basis. The cap price is set at $39.00 per barrel, and the floor is set at $34.85 per barrel. The results of operations for the six months ended September 30, 2004 include an unrealized derivative gain of $3,937,000 that is included in fuel expense for a total net unrealized gain of $3,634,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 86.8% of the debt on our owned Airbus A319 and A318 aircraft is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0 percent) would have the effect of increasing or decreasing our annual interest expense by $2,688,000, assuming the loans outstanding that are subject to interest rate adjustments at September 30, 2004 totaling $268,809,000 are outstanding for the entire period.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. As of September 30, 2004, we had hedged approximately 10.0% of our variable interest rate loans. As of September 30, 2004, the fair value of the swap agreement is an asset of $406,000.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on September 9, 2004, at which a quorum for the transaction of business was present. Two matters were voted upon, as described below.

1. Members of the Board of Directors elected at the meeting were Samuel D. Addoms, Hank Brown, D. Dale Browning, Paul S. Dempsey, Patricia A. Engels, William B. McNamara, B. Larae Orullian, Jeff S. Potter, and James B. Upchurch. The votes cast with respect to each nominee were as follows:

31,406,911 “For” Mr. Addoms;	1,423,240 “Withheld”
31,346,709 “For” Mr. Brown;	1,483,442 “Withheld”
31,007,335 “For” Mr. Browning;	1,822,816 “Withheld”
31,029,347 “For” Mr. Dempsey;	1,800,804 “Withheld”
31,356,519 “For” Ms. Engels;	1,473,632 “Withheld”
31,263,862 “For” Mr. McNamara;	1,566,289 “Withheld”
31,018,708 “For” Ms. Orullian;	1,811,443 “Withheld”
31,396,567 “For”Mr. Potter;	1,433,584 “Withheld”
31,274,915 “For”Mr. Upchurch;	1,555,236 “Withheld”

2.  Shareholders voted upon a proposal to approve the Frontier Airlines, Inc. 2004 Equity Incentive Plan. The votes cast with respect to this proposal were:

Votes for	21,293,075
Votes against	2,985,276
Abstentions	127,798
Not voted	11,203,793

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Numbers

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 certification of President and Chief Executive Officer, Jeffery S. Potter. (1)

31.2	Section 302 certification of Chief Financial Officer, Paul H. Tate. (1)

Exhibit 32 - Section 1350 Certifications

32	Section 906 certification of President and Chief Executive Officer, Jeffery S. Potter, and Chief Financial Officer, Paul H. Tate (1)

(1)	Filed herewith.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2004, the Company filed the following reports on Form 8-K.

Financial Statements
Date of Reports	Item Numbers	Required to be Filed

July 29, 2004	7 and 12	None
August 24, 2003	3.03 and 9.01	None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES, INC.

Date: November 3, 2004	By: /s/ Paul H. Tate

Paul H. Tate, Vice President and

Chief Financial Officer

Date: November 3, 2004	By: /s/ Elissa A. Potucek

Elissa A. Potucek, Vice President, Controller,

Treasurer and Principal Accounting Officer