Form 10-Q
period 2004-12-31
FRONTIER AIRLINES INC /CO/
filed 2005-02-09
CIK 921929

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004.

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

The number of shares of the Company’s common stock outstanding as of January 28, 2005 was 35,648,942.

TABLE OF CONTENTS PART I. FINANCIAL INFORMATION

		Page

Item 1.	Financial Information

	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART I. FINANCIAL INFORMATION

FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)
	December 31, 2004	March 31, 2004
Assets
Current assets:

Cash and cash equivalents	$148,989,204	$188,608,729

Short-term investments	—	2,000,000

Restricted investments	29,028,912	24,732,024
Receivables, net of allowance for doubtful accounts of $523,000
and $225,000 at December 31, 2004 and March 31, 2004, respectively	24,830,794	26,308,352

Income tax receivable	88,370	262,091

Security and other deposits	1,900,250	215,000

Prepaid expenses and other assets	18,842,843	13,093,499
Inventories, net of allowance of $4,055,000 and $2,991,000

at December 31, 2004 and March 31, 2004, respectively	7,476,240	6,126,573

Assets held for sale	1,502,027	—

Deferred tax assets	6,782,322	8,386,390

Total current assets	239,440,962	269,732,658

Property and equipment, net of accumulated depreciation of $69,288,000

and $55,316,000 at December 31, 2004 and March 31, 2004, respectively	457,887,400	440,470,566

Security and other deposits	18,086,317	16,261,690

Aircraft pre-delivery payments	17,926,620	28,329,370

Restricted investments	11,546,307	9,971,212

Deferred loan expenses and other assets, net	5,133,324	4,940,102

	$750,020,930	$769,705,598

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$24,427,939	$31,167,168

Air traffic liability	86,980,503	83,339,560

Other accrued expenses	48,717,064	44,660,868

Current portion of long-term debt	17,981,370	17,386,538
Deferred revenue and other current liabilities	5,427,661	5,105,136

Total current liabilities	183,534,537	181,659,270

Long-term debt	287,152,505	280,000,752

Deferred tax liabilities	20,209,340	32,225,150

Deferred revenue and other liabilities	18,251,594	17,878,800

Total liabilities	509,147,976	511,763,972

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000; 35,648,942 and 35,597,442 issued and
outstanding at December 31, 2004 and March 31, 2004, respectively	35,649	35,597

Additional paid-in capital	185,179,583	185,078,386

Unearned ESOP shares	—	(2,182,634)

Other comprehensive income (loss)	223,392	(137,785)

Retained earnings	55,434,330	75,148,062

	240,872,954	257,941,626

	$750,020,930	$769,705,598

See accompanying to financial statements.

FRONTIER AIRLINES, INC.
Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Revenues:
Passenger	$182,360,545	$159,174,576	$539,971,428	$458,130,130
Passenger- regional partner	21,582,231	—	62,618,444	—
Cargo	1,188,514	2,036,132	3,862,018	6,094,379
Other	3,106,181	2,349,767	8,643,425	7,322,528

Total revenues	208,237,471	163,560,475	615,095,315	471,547,037

Operating expenses:
Flight operations	32,545,417	26,097,278	96,107,230	75,417,872
Aircraft fuel expense	53,806,536	27,486,807	138,524,787	75,988,127
Aircraft lease expense	22,779,484	17,246,551	63,977,710	52,359,272
Aircraft and traffic servicing	32,287,621	29,626,177	95,208,836	79,701,143
Maintenance	19,425,591	17,324,224	57,581,506	52,322,200
Promotion and sales	18,738,362	17,322,739	57,827,342	48,312,687
General and administrative	12,827,674	9,560,740	35,155,449	28,280,752
Operating expenses - regional partner	24,012,344	—	68,874,118	—
Aircraft lease and facility exit costs	—	26,446	—	5,371,799
(Gains) losses on sales of assets, net	(119,565)	34,648	484,666	1,936,703
Impairment and other related charges	658,424	—	5,259,624
Depreciation and amortization	6,559,021	6,295,489	19,783,602	17,352,987

Total operating expenses	223,520,909	151,021,099	638,784,870	437,043,542

Operating income (loss)	(15,283,438)	12,539,376	(23,689,555)	34,503,495

Nonoperating income (expense):
Interest income	1,049,917	590,206	2,406,186	1,528,037
Interest expense	(3,384,302)	(3,195,924)	(9,405,161)	(11,064,704)
Loss on early extinquishment of debt	—	(1,073,028)	—	(9,815,517)
Emergency Wartime Supplemental
Appropriations Act compensation	—	—	—	15,024,188
Other, net	341,287	(90,530)	172,570	(278,504)

Total nonoperating income (expense), net	(1,993,098)	(3,769,276)	(6,826,405)	(4,606,500)

Income (loss) before income tax (benefit) expense	(17,276,536)	8,770,100	(30,515,960)	29,896,995

Income tax (benefit) expense	(6,218,492)	3,314,236	(10,802,228)	11,509,718

Net income (loss)	$(11,058,044)	$5,455,864	$(19,713,732)	$18,387,277

Earnings (loss) per share:
Basic	$(0.31)	$0.15	$(0.55)	$0.58

Diluted	$(0.31)	$0.14	$(0.55)	$0.53

Weighted average shares of
common stock outstanding
Basic	35,623,855	35,203,458	35,612,440	31,829,010

Diluted	35,623,855	38,509,350	35,612,440	34,554,105

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
For the Year Ended March 31, 2004 and the Nine Months Ended December 31, 2004
(Unaudited)

	Common Stock		Additional paid-in capital	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

	Shares (000s)	Stated value

Balances, March 31, 2003	29,674	$29,674	$96,424,525	$—	$—	$62,512,927	$158,967,126

Net income	—	—	—	—	—	12,635,135	12,635,135
Other comprehensive loss -
unrealized loss on derivative
instruments, net of tax	—	—	—	—	(137,785)	—	(137,785)

Total comprehensive income							12,497,350

Sale of common stock, net of
offering costs of $257,000	5,050	5,050	81,072,096	—	—	—	81,077,146

Exercise of common stock options	227	227	1,000,487	—	—	—	1,000,714
Tax benefit from exercises of
common stock options	—	—	1,261,937	—	—	—	1,261,937
Equity adjustment for the repricing
of warrants issued in
conjunction with a debt agreement	—	—	116,701	—	—	—	116,701
Contribution of common stock
to employees stock ownership	—	—	—	—	—	—	—
plan	646	646	5,202,640	(5,203,286)
Amortization of employee stock
compensation	—	—	—	3,020,652	—	—	3,020,652

Balances, March 31, 2004	35,597	35,597	185,078,386	(2,182,634)	(137,785)	75,148,062	257,941,626

Net loss	—	—	—	—	—	(19,713,732)	(19,713,732)
Other comprehensive income -
unrealized gain on derivative
instruments, net of tax	—	—	—	—	361,177	—	361,177

Total comprehensive loss	—	—	—	—	—		(19,352,555)

Exercise of common stock options	52	52	336,775	—	—	—	336,827

Tax benefit from exercises of
common stock options, net	—	—	(247,550)	—	—	—	(247,550)
Amortization of employee stock
compensation	—	—	—	2,182,634	—	—	2,182,634
Capital contribution	—	—	11,972	—	—	—	11,972

Balances, December 31, 2004	35,649	$35,649	$185,179,583	$—	$223,392	$55,434,330	$240,872,954

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC. For the Nine Months Ended December 31, 2004 and 2003 Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31, 2004	December 31, 2003

Cash flows from operating activities:

Net income (loss)	$(19,713,732)	$18,387,277
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
ESOP compensation expense	2,182,634	1,771,156
Depreciation and amortization	19,783,602	17,352,987
Depreciation and amortization - regional partner	232,934	—
Impairment recorded on long-lived assets	3,996,742	—
Provision recorded on inventories	1,262,882	—
Accelerated amortization of deferred loan costs	—	9,815,517
Deferred tax expense	(10,878,784)	10,310,435
Unrealized derivative gain	(432,009)	(580,005)
Loss on disposal of equipment	563,319	1,631,405
Changes in operating assets and liabilities:
Restricted investments	(9,353,583)	(9,931,335)
Receivables	1,477,558	(1,141,830)
Income taxes receivable	173,721	24,236,424
Security and other deposits	(1,589,821)	(2,556,741)
Prepaid expenses and other assets	(5,749,344)	(2,220,829)
Inventories	(2,612,549)	(247,534)
Deferred loan expenses and other assets	1,430,494	2,603,275
Accounts payable	(6,739,229)	1,260,569
Air traffic liability	3,640,943	14,116,325
Other accrued expenses	4,411,793	18,525,475
Deferred revenue and other liabilities	695,319	4,122,343

Net cash provided by (used in) operating activities	(17,217,110)	107,454,914

Cash flows from investing activities:
Decrease in short-term investments	2,000,000	—
Aircraft lease and purchase deposits, net	8,482,694	799,127
Decrease in restricted investments	3,481,600	2,443,500
Proceeds from the sale of aircraft and equipment	77,706,640	32,126,940
Capital expenditures	(121,202,098)	(160,984,617)

Net cash used in investing activities	(29,531,164)	(125,615,050)

Cash flows from financing activities:
Net proceeds from issuance of common stock	348,799	82,016,924
Proceeds from long-term borrowings	22,000,000	98,500,000
Payment of financing fees	(966,635)	(1,238,889)
Principal payments on long-term borrowings	(14,253,415)	(79,674,764)

Net cash provided by financing activities	7,128,749	99,603,271

Net increase (decrease) in cash and cash equivalents	(39,619,525)	81,443,135

Cash and cash equivalents, beginning of period	188,608,729	102,880,404

Cash and cash equivalents, end of period	$148,989,204	$184,323,539

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC. Notes to Financial Statements December 31, 2004

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that will be realized for the full year.

(2)	Impairment and Other Related Charges

Inventories

Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used. The Company monitors resale values for Boeing parts quarterly using estimates obtained from its vendors. At December 31, 2004, based on the results of sales of expendable parts compared to the book value of these parts, it was determined that an additional provision was not required. The Company evaluated our estimated usage of these parts and the current resale value at June 30, 2004 and September 30, 2004 and recorded additional provisions of $326,000 and $937,000, respectively. The cost of WTI crude oil increased from $36.92 per barrel at June 30, 2004 to $49.56 per barrel at September 30, 2004. The cost of WTI crude oil at December 31, 2004 was $43.69 and at January 28, 2005 it was $47.18. As a result of the increase in the cost of fuel, the Company have accelerated the dates that it would cease using the Boeing aircraft from September 2005 to mid-April 2005. The Company believes the decline in resale values of parts for the less fuel efficient Boeing 737-200 and Boeing 737-300 aircraft was due in part to increasing fuel prices during the past nine months. Because of the earlier termination date of the use of the Boeing aircraft, the estimated usage of these parts decreased, contributing to the amount of the additional provision recorded during the three months ended September 30, 2004. During the fiscal year ended March 31, 2004, the Company recorded a provision for excess Boeing expendable parts inventory totaling $618,000. The provision in 2004 was principally the result of declining resale values of excess Boeing expendable parts. As of December 31, 2004, the carrying value of Boeing expendable inventory totaled approximately $1,562,000.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The Company monitors resale values for Boeing rotables quarterly using estimates obtained from its vendors. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. During the nine months ended December 31, 2004, the Company recorded total impairment charges of $3,997,000 on the Company's Boeing spare parts as a result of further market declines coupled with the results of actual sales history. During the period from August 2004 through December 2004, the Company began selling its Boeing spare parts. The Company's analysis of these sales compared to the impaired value of these parts as of December 31, 2004 indicated that these parts were selling at approximately 90% of the carrying value which triggered the additional impairment in the third quarter. During the year ended March 31, 2004, the Company recorded an impairment charge of $3,047,000 for engines and rotable parts that support the Boeing 737-300 aircraft. The impairment charge for rotables totaling $901,000 was principally the result of declining resale values for Boeing rotables. The impairment for the two Boeing 737-300 spare engines totaling $2,146,000 was the result of the Company's decision in the fourth quarter of fiscal 2004 to sell these remaining spare engines. The impairment was based on three separate quotes from third parties. As of December 31, 2004, the carrying value of Boeing spare parts, excluding one spare engine, totaled approximately $6,254,000.

FRONTIER AIRLINES, INC. Notes to Financial Statements December 31, 2004

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

	Three Months Ended		Nine Months Ended
	December 31, 2004 (1)	December 31, 2003	December 31, 2004 (1)	December 31, 2003

Net income (loss) as reported	$(11,058,044)	$5,455,864	$(19,713,732)	$18,387,277
Less: total compensation expense
determined under fair value method, net of tax	(547,061)	(485,098)	(3,995,735)	(1,556,984)

Pro forma net income (loss) as reported	$(11,605,105)	$4,970,766	$(23,709,467)	$16,830,293

Earnings (loss) per share, basic:
As reported	$(0.31)	$0.15	$(0.55)	$0.58
Pro forma	$(0.33)	$0.14	$(0.67)	$0.53

Earnings (loss) per share, diluted:
As reported	$(0.31)	$0.14	$(0.55)	$0.53

Pro forma	$(0.33)	$0.13	$(0.67)	$0.49

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R), revised FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) in our second quarter of fiscal 2006.

(1)	During the nine months ended December 31, 2004 the Company’s Board of Directors approved that certain of the Company’s stock options with exercise prices in excess of the stock’s current market price be modified to accelerate vesting. The purpose of the accelerated vesting is to enable the Company to avoid recognizing compensation expense in its Statement of Operations associated with these options in future periods upon adoption of SFAS No.123(R) in the second quarter of fiscal year 2006. As a result, a total of 671,500 options became immediately vested. These options originally became vested between October 2004 and March 2009. Exercise prices for these options ranged from $8.00 to $24.17 per share. There were 35 employees affected by the modification. The total accelerated expense as a result of the modification is approximately $2,997,000, net of taxes, and is included in the pro forma numbers presented in the table above.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

FRONTIER AIRLINES, INC. Notes to Financial Statements December 31, 2004

(3)	Long-term Debt

During the nine months ended December 31, 2004, the Company borrowed $22,000,000 for the purchase of one Airbus A318 aircraft. The aircraft loan has a term of 12 years and is payable in monthly installments of $169,000 as of December 31, 2004, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR plus a margin of 1.95% for an overall rate of 3.995% at December 31, 2004. At the end of the term, there is a balloon payment of $2,640,000. A security interest in the aircraft secures the loan.

(4)	Stockholders’ Equity

Common Stock

The Company recorded an approximate $12,000 capital contribution paid to the Company in August 2004 as a result of recovering short-swing profits from a shareholder in accordance with Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) provides that any profit realized by an insider (defined as an officer, director or principal shareholder of an issuer) from a purchase and sale, or any sale and purchase, of an equity security of the issuer within any period of less than nine months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction.

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines (“United”) and other competitors and other actions taken by United either in or out of bankruptcy protection; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; and uncertainties regarding aviation fuel prices. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our yield per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing. Additional information regarding these and other factors may be contained in our SEC filings, including without limitation, our Form 10-K/A for our fiscal year ended March 31, 2004.

General

             Now in our eleventh year of operations, we are a low cost, affordable fare airline operating in a hub and spoke model connecting cities coast to coast primarily through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures. As of January 28, 2005, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our Denver hub to 42 U.S. cities spanning the nation from coast to coast and to five cities in Mexico. In April 2004, we began our first expansion of point-to-point routes outside of our DIA hub with three routes from our focus city Los Angeles, California and added an additional route in May 2004. During the nine months ended December 31, 2004, we began our first point-to-point routes to Cancun, Mexico and currently provide three weekly round-trip frequencies from Kansas City, Missouri; Salt Lake City, Utah; Austin, Texas and Nashville, Tennessee.

             We were organized in February 1994 and began flight operations in July 1994 with two leased Boeing 737-200 aircraft. We have since expanded our fleet in service to 45 aircraft as of January 28, 2005 (32 of which we lease and 14 of which we own), consisting of four Boeing 737-300s, 34 Airbus A319s, and seven Airbus A318s. In May 2001, we began a fleet replacement plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft, a transition we now expect to complete by mid-April 2005. As of November 1, 2003, we no longer operate Boeing 737-200 aircraft. During the three and nine months ended December 31, 2004, we increased mainline capacity by 24.9% and 31.7% over the prior comparable periods. In the three and nine months ended December 31, 2004, we increased mainline passenger traffic by 23.4% and 31.1% over the prior comparable periods.

             In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 with three aircraft in service and one spare aircraft and now consists of a total of eight aircraft in service and one operational spare aircraft. This service replaced our codeshare arrangement with Mesa Airlines which terminated on December 31, 2003. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial incentives, penalties and changes to the margin based on performance of Horizon and our financial performance. As of January 28, 2005, Frontier JetExpress provides service to Tucson, Arizona; Little Rock, Arkansas; Boise, Idaho; Billings, Montana; Omaha, Nebraska; Albuquerque, New Mexico; Oklahoma City, Oklahoma; El Paso, Texas and Spokane, Washington, and supplements our mainline service to San Jose, California and Austin, Texas.

             We currently use up to 18 gates on Concourse A at DIA. Together with our regional jet codeshare partner, Frontier JetExpress, we use these 18 gates and share use of up to four common use regional jet parking positions to operate approximately 198 daily system mainline flight departures and arrivals and 51 Frontier JetExpress daily system flight departures and arrivals.

             From the start of our 2005 Fiscal Year on April 1, 2004 through January 28, 2005, we added departures from DIA to the following cities with commencement dates as follows:

Destination	Commencement Date
Washington, D.C. (Dulles International) (1)	April 11, 2004
Anchorage, Alaska (2)	May 9, 2004
Billings, Montana (3)	May 23, 2004
Spokane, Washington (3)	May 23, 2004
Philadelphia, Pennsylvania	May 23, 2004
Nashville, Tennessee	June 20, 2004
Little Rock, Arkansas (3)	October 10, 2004

(1)	Service to be discontinued on February 1, 2005 .

(2)	Service is seasonal and was terminated on September 25, 2004 and will resume on May 8, 2005.

(3)	Flights operated exclusively by Frontier JetExpress.

             On April 11, 2004, we began our first significant point-to-point non-hub routes from Los Angeles, California. We began non-stop service from Los Angeles International Airport (“LAX”) to the following cities with commencement dates as follows:

Destination	Commencement Date
Kansas City, Missouri	April 11, 2004
Minneapolis/St. Paul, Minnesota	April 11, 2004
St. Louis, Missouri	April 11, 2004
Philadelphia, Pennsylvania	May 23, 2004

             In August 2004, we terminated non-stop service between LAX and Minneapolis/St. Paul and reduced non-stop service to St. Louis and Kansas City to adjust for seasonal demand and poor operating results. We terminated service to St. Louis in October 2004. We plan to terminate the remaining non-stop service between LAX and Kansas City and LAX and Philadelphia on February 23, 2005.

             On July 3, 2004, we began our first point-to-point non-hub routes to Mexico with one weekly round-trip frequency to Cancun, Mexico from Kansas City and from Salt Lake City. We increased service to Cancun from Kansas City to three weekly round-trip frequencies in November 2004 and began three weekly round-trip frequencies from Nashville and Austin in November 2004. We intend to discontinue service between Austin and Cancun on March 18, 2005. We have received approval from the U.S. Department of Transportation (“DOT”) for authorization to serve Cancun from St. Louis. Pending approval from the government of Mexico, we intend to begin service on February 25, 2005 and will operate three weekly round-trip frequencies.

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

Overview

             We intend to continue our focused growth strategy, which includes a fleet transition from a Boeing fleet to an all Airbus fleet that we expect to complete by mid-April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, the Airbus aircraft are more fuel efficient and crew scheduling is more efficient. As of January 28, 2005, we have remaining firm purchase commitments for 13 Airbus aircraft and intend to lease as many as ten additional A318 or A319 aircraft from third party lessors over the next three years. We intend to use these additional aircraft to either replace Boeing aircraft being retired, provide service to new markets and/or to add frequencies to existing markets that we believe are underserved.

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

             We believe we have a proven management team and a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers. We intend for our product and service to be affordable, flexible, accommodating, and comfortable. Our product begins with the Airbus aircraft, which offer a comfortable passenger cabin that we configure with one-class of comfortable seating, superb leg room, and in-seat 24 channel live television entertainment. Augmenting our product is our team of dedicated employees who strive to offer friendly customer service and keep operations running efficiently, which we believe leads to lower operating costs.

Quarter in Review

             During the three months ended December 31, 2004, we had a net loss of $11,058,000. This was driven by rising fuel costs and a decline in our average fare as we continue to operate in a highly competitive environment. We have seen a sharp rise in fuel costs since January 2004, and fuel costs may continue to increase. Our average fuel cost per gallon was $1.64 during the three months ended December 31, 2004 compared to $1.03 during the three months ended December 31, 2003, an increase of 59.2%. The average cost of fuel for the three months ended December 31, 2004 includes an unrealized derivative loss of $3,202,000 or 9.8¢ per gallon compared to an unrealized gain of $64,000 or less than 1 cent per gallon reflected in the average cost of fuel for the three months ended December 31, 2003.

Fleet and Operational Upgrades

             In October 2004, the Federal Aviation Administration authorized us to conduct Category II and limited Category III instrument approaches with our Airbus fleet. This reduces the previous landing minimums from 200 feet decision height and 1,800 feet runway visual range (“RVR”) to 100 feet decision height and 1,200 feet RVR for Category II approaches and 100 feet decision height and 1,000 feet RVR for Category III approaches. In six months, the approach minimums for Category III will be further reduced to 700 feet RVR and by October 2005 we anticipate authority to conduct Category III approaches to 300 feet RVR. We expect these new landing minimum criteria to substantially reduce the number of diversions required because of low visibility, a condition that occurs with some regularity at a number of the cities we serve.

             We have entered into separate agreements with CFMI and Airbus to increase the engine thrust and maximum take-off weight on ten of our owned A319 aircraft to improve the operational performance of these aircraft. This sub-fleet of ten aircraft is comprised of eight aircraft that are currently in service and two aircraft that will be delivered in the summer of 2005. The agreement with CFMI calls for an increase in the maximum rated thrust from a base of 22,000 to 23,500 pounds per engine. The agreement with Airbus calls for an increase in the maximum take-off weight from a base of 70 tons to 75.5 tons. The improved operational performance will allow us to serve longer haul markets (i.e., Denver to Anchorage) while carrying a full passenger load. We expect the modifications on the eight aircraft currently in our fleet to be completed by March 2005. The two aircraft scheduled for delivery in the summer of 2005 will be delivered from the factory with the additional thrust and take-off weight upgrades in place.

Highlights from the Quarter

•	We took delivery of one new Airbus A319 aircraft, one new Airbus A318 aircraft and retired one Boeing B737 aircraft, for a net increase of two aircraft and a fleet total of 46 available for revenue service by quarter’s end.

•	We announced plans to double service year-over-year to Mexico during the peak travel seasons of December 2004 and March/April 2005.

•	We completed pilots’ Category II/III initial trainings, which allows our Airbus pilots to land in reduced visibility and saves the airline from costly diversions and delays.

•	We received authorization to fly from St. Louis, Missouri to Cancun, Mexico, with plans to begin service in February 2005.

•	We became the official airline of Intrawest Colorado, parent company to “Colorado’s Favorite Ski Resorts,” Winter Park/Mary Jane and Copper Mountain resorts in Colorado.

•	We continued our legacy as a community leader by officially partnering with three local charities: Volunteers of America, Colorado Make-a-Wish Foundation, and the Children’s Hospital.

             Delivery of one of our new Airbus aircraft scheduled for September 2004 was delayed as it sustained minor damage during a test flight. Our need to assess the damage and determine what, if any, repairs were needed delayed the delivery of this aircraft. As a result of this delay, we removed this aircraft from our flight schedule, resulting in a reduction in our ASMs. While we took delivery of this aircraft at the end of October 2004, it had not been built into our flight schedule until December 2004. In the interim, we used it as a spare aircraft, for ad hoc charters, and for additional segments during the Thanksgiving holiday.

Results of Operations The following table provides certain of our financial and operating data for the three and nine months ended December 31, 2004 and 2003.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Selected Operating Data:
Passenger revenue (000s) (1)
Mainline	$182,361	$159,175	$539,971	$458,130
Regional Partner (2)	21,582	—	62,618	—
System Combined	203,943	$159,175	$602,589	$458,130
Revenue passengers carried (000s)
Mainline	1,644	1,444	4,978	4,127
Regional Partner (2)	221	—	657	—
System Combined	1,865	1,444	5,635	4,127
Revenue passenger miles (RPMs) (000s) (3)
Mainline	1,625,146	1,317,227	4,928,415	3,760,480
Regional Partner (2)	129,301	—	403,012
System Combined	1,754,447	1,317,227	5,331,427	3,760,480
Available seat miles (ASMs) (000s) (4)
Mainline	2,267,686	1,815,751	6,862,911	5,212,198
Regional Partner (2)	185,673	—	554,022	—
System Combined	2,453,359	1,815,751	7,416,933	5,212,198
Passenger load factor (5)
Mainline	71.7%	72.5%	71.8%	72.1%
Regional Partner (2)	69.6%	—	72.7%	—
System Combined	71.5%	72.5%	71.9%	72.1%
Mainline break-even load factor (6)	76.0%	68.0%	74.4%	67.1%
Mainline block hours (7)	45,725	36,304	136,786	103,339
Mainline departures	18,136	15,726	54,723	45,414
Mainline average seats per departure	130	132	130	133
Mainline average stage length	962	877	965	864
Mainline average length of haul	989	912	990	911
Mainline average daily block hour utilization (8)	10.7	10.3	11.2	10.2
Yield per RPM (cents) (9) (10)
Mainline	11.10	12.01	10.87	12.12
Regional Partner (2)	16.69	—	15.54	—
System Combined	11.51	12.01	11.23	12.12
Total yield per RPM (cents) (11)
Mainline	11.49	12.42	11.21	12.54
Regional Partner (2)	16.69	—	15.54	—
System Combined	11.87	12.42	11.54	12.54
Yield per ASM (cents) (10) (12)
Mainline	7.95	8.71	7.81	8.75
Regional Partner (2)	11.62	—	11.30	—
System Combined	8.23	8.71	8.07	8.75
Total yield per ASM (cents) (13)
Mainline	8.23	9.01	8.05	9.05
Regional Partner (2)	11.62	—	11.30	—
System Combined	8.49	9.01	8.29	9.05

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Selected Operating Data (continued):
Cost per ASM (cents)
Mainline	8.80	8.32	8.30	8.39
Regional Partner (2)	12.93	—	12.43	—
System Combined	9.11	8.32	8.61	8.39
Mainline fuel expense per ASM (cents)	2.37	1.51	2.02	1.46
Mainline cost per ASM excluding
fuel (cents) (14)	6.43	6.81	6.28	6.93
Mainline average fare (15)	$102.92	$103.85	$101.14	$103.94
Mainline average aircraft in service	46.4	38.2	44.4	36.9
Mainline aircraft in service at end of period	46.0	39.0	46.0	39.0
Mainline average age of aircraft at end of period	2.8	4.2	2.8	4.2

(1)	“Passenger revenue” includes revenues for non-revenue passengers, charter revenues, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date. The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue.
(2)	In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 and replaced our codeshare with Mesa Airlines which terminated on December 31, 2003. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), we have concluded that the Horizon agreement contains leases as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time. Therefore, we record revenues and expenses related to the Horizon agreement gross. Under the Mesa agreement, we recorded JetExpress revenues reduced by related expenses net in other revenues. JetExpress operations under the Mesa agreement from April 1, 2003 to December 31, 2003 are not included in regional partner statistics in 2003 as the Mesa arrangement was effective prior to May 28, 2003, the effective date of EITF 01-08.

Amounts included in other revenues for Mesa for the three and nine months ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Mesa revenues (000s)	$—	$7,513,000	$—	$25,155,000
Mesa expenses (000s)	—	(7,149,000)	—	(23,185,000)

Net amount included in other revenues	$—	$364,000	$—	$1,970,000

Mesa’s revenue passenger miles (RPMs) and available seat miles (ASMs) for the three and nine months ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Mesa RPMs (000s)	—	43,634	—	148,163
Mesa ASMs (000s)	—	54,577	—	192,879

(3)	“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.
(4)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(5)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles.
(6)	“Mainline break-even load factor” is the passenger load factor for our mainline operations that will result in operating revenues being equal to operating expenses, net of certain adjustments, assuming constant yield per RPM and no change in ASMs. Break-even load factor as presented above may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission. We believe that presentation of break-even load factor calculated after certain adjustments is useful to investors because the elimination of special or unusual items allows a meaningful period-to-period comparison. Furthermore, in preparing operating plans and forecasts we rely on an analysis of break-even load factor exclusive of these special and unusual items. Our presentation of non-GAAP results should not be viewed as a substitute for our financial or statistical results based on GAAP, and other airlines may not necessarily compute break-even load factor in a manner that is consistent with our computation.

A reconciliation of the components of the calculation of the mainline break-even load factor is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Net (income) loss	$11,058	$(5,456)	$19,714	$(18,387)
Income tax (expense) benefit	6,218	(3,314)	10,802	(11,510)
Passenger revenue	182,361	159,175	539,971	458,130
Revenue - regional partner	21,582	—	62,618	—
Charter revenue	(2,006)	(1,023)	(4,045)	(2,217)
Operating expenses - regional partner	(24,012)	—	(68,874)	—

Passenger revenue - mainline (excluding charter and
regional partner revenue)
required to break even (based on GAAP amounts)	$195,201	$149,382	$560,186	$426,016
Non-GAAP adujstments:
Emergency Wartime Supplemental Appropriations
Act compensation, net of bonuses	—	—	—	13,842
Aircraft and facility lease exit costs, net of bonuses	—	(24)	—	(4,949)

Early retirement of debt costs, net of bonuses	—	(1,053)	—	(9,677)

Losses on sales of assets, net of bonuses	—	(32)	(485)	(1,785)

Impairment and other related charges	(658)	—	(5,260)	—

Unrealized derivative gain (loss), net of bonuses	(3,202)	—	432	478
Passenger revenue- mainline (excluding charter and
regional partner revenue)
required to break-even (based on adjusted amounts)	$191,341	$148,273	$554,873	$423,925

The calculation of the break-even load factor is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

	(In thousands)		(In thousands)
Calculation of mainline break-even load factor using
GAAP amounts:
Passenger revenue- mainline (excluding charter and
regional partner revenue) required to break even
(based on GAAP amounts) ($000s)	$195,201	$149,382	$560,186	$426,016
Mainline yield per RPM (cents)	11.10	12.01	10.87	12.12

Mainline revenue passenger miles (000s) to break even
assuming constant yield per RPM	1,758,921	1,244,183	5,151,512	3,513,882

Mainline available seat miles (000’s)	2,267,686	1,815,751	6,862,911	5,212,198

Mainline break-even load factor using GAAP amounts	77.6%	68.5%	75.1%	67.4%

Calculation of mainline break-even load factor using
Non-GAAP amounts:
Passenger revenue (excluding charter and regional
partner revenue) required to break even (based on
adjusted amounts) ($000s)	$191,341	$148,273	$554,873	$423,925
Mainline yield per RPM (cents)	11.10	12.01	10.87	12.12

Mainline revenue passenger miles (000s) to break
even assuming constant yield per RPM	1,724,139	1,234,948	5,102,653	3,496,632

Mainline available seat miles (000’s)	2,267,686	1,815,751	6,862,911	5,212,198

Mainline break-even load factor using non-GAAP amounts	76.0%	68.0%	74.4%	67.1%

(7)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.
(8)	“Mainline average daily block hour utilization” represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period. The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service.
(9)	“Yield per RPM” is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.

(10)	For purposes of these yield calculations, charter revenue is excluded from passenger revenue. These figures may be deemed non-GAAP financial measures under regulations issued by the Securities and Exchange Commission. We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs. Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue. Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP. The calculation of passenger revenue excluding charter revenue is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Passenger revenues - mainline, as reported	$182,361	$159,175	$539,971	$458,130
Less: charter revenue	2,006	1,023	4,045	2,217

Passenger revenues - mainline excluding charter	180,355	158,152	535,926	455,913
Add: Passenger revenues - regional partner	21,582	—	62,618	—

Passenger revenues, system combined	$201,937	$158,152	$598,544	$455,913

(11)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles.
(12)	“Yield per ASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(13)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
(14)	This may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission. We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses, it facilitates comparison of results of operations between current and past periods and enables investors to better forecast future trends in our operations. Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense. However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.
(15)	“Mainline average fare” excludes revenue included in passenger revenue for charter and non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

             The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and nine months ended December 31, 2004 and 2003. Regional partner revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Three Months Ended December 31,				Nine Months Ended December 31,

	2004		2003		2004		2003

	Per total ASM	% of Revenue	Per total ASM	% of Revenue	Per total ASM	% of Revenue	Per total ASM	% of Revenue

Revenues:
Passenger - mainline	8.04	97.7%	8.77	97.3%	7.87	97.7%	8.79	97.1%
Cargo	0.05	0.6%	0.11	1.3%	0.05	0.7%	0.12	1.3%
Other	0.14	1.7%	0.13	1.4%	0.13	1.6%	0.14	1.6%

Total revenues	8.23	100.0%	9.01	100.0%	8.05	100.0%	9.05	100.0%

Operating expenses:
Flight operations	1.44	17.5%	1.44	16.0%	1.40	17.4%	1.45	16.0%
Aircraft fuel expense	2.37	28.8%	1.51	16.8%	2.02	25.1%	1.46	16.1%
Aircraft lease expense	1.00	12.2%	0.95	10.5%	0.93	11.6%	1.01	11.1%
Aircraft and traffic servicing	1.42	17.3%	1.63	18.1%	1.39	17.2%	1.53	16.9%
Maintenance	0.86	10.4%	0.95	10.6%	0.84	10.4%	1.00	11.1%
Promotion and sales	0.83	10.0%	0.96	10.6%	0.84	10.5%	0.93	10.3%
General and administrative	0.56	6.9%	0.53	5.8%	0.51	6.4%	0.54	6.0%
Aircraft lease and facility exit
costs	—	—	—	—	—	—	0.10	1.1%
Losses on sales of assets, net	—	—	—	—	0.01	0.1%	0.04	0.4%
Impairment and other related
charges	0.03	0.4%	—	—	0.07	.9%	—	—
Depreciation and amortization	0.29	3.5%	0.35	3.9%	0.29	3.6%	0.33	3.7%

Total operating expenses	8.80	107.0%	8.32	92.3%	8.30	103.2%	8.39	92.7%

 Three Months ended December 31, 2004 and 2003

General

             We had a net loss of $11,058,000 or 31¢ per diluted share for the three months ended December 31, 2004 as compared to net income of $5,456,000, or 14¢ per diluted share for the three months ended December 31, 2003. Included in our net loss for the three months ended December 31, 2004 were the following special items on a pre-tax basis: a write down of $658,000 of the carrying value of Boeing rotable spare parts and an unrealized loss on fuel hedges of $3,202,000. These items, net of income taxes, increased our net loss by 7¢ per diluted share. Included in our net income for the three months ended December 31, 2003 on a pre-tax and profit sharing basis was a special item for the write-off of deferred loan costs of $1,073,000 associated with the prepayment of the remaining principal of the government guaranteed loan. This item, net of income taxes and profit sharing, reduced net income by 2¢ per diluted share.

             Our mainline passenger yield per RPM was 11.10¢ and 12.01¢ for the three months ended December 31, 2004 and 2003, respectively, or a decrease of 7.6%. Our mainline average fare was $102.92 for the three months ended December 31, 2004 as compared to $103.85 for the three months ended December 31, 2003, a decrease of .9%. Our mainline length of haul was 989 and 912 miles for the three months ended December 31, 2004 and 2003, respectively, or an increase of 8.4%. Our mainline passenger revenue per available seat mile (“RASM”) for the three months ended December 31, 2004 and 2003 was 7.95¢ and 8.71¢, respectively, a decrease of 8.7%. We believe that our average fare during the quarter ended December 31, 2004 was negatively impacted as a result of aggressive pricing actions by our competitors in all of the markets we serve and is systemic across the entire industry.

             Our mainline CASM for the three months ended December 31, 2004 and 2003 was 8.80¢ and 8.32¢, an increase of .48¢ or 5.8%. Mainline CASM excluding fuel for the three months ended December 31, 2004 and 2003 was 6.43¢and 6.81¢, a decrease of .38¢, or 5.6%. Included in mainline CASM excluding fuel for the three months ended December 31, 2004 and 2003 were special items totaling .03¢ and less than .01¢, respectively. Mainline CASM excluding fuel and special items for the three months ended December 31, 2004 and 2003 was 6.40¢ and 6.81¢, a decrease of .41¢, or 6.0%. Our mainline CASM excluding fuel and special items decreased during the three months ended December 31, 2004 as a result of a decrease in traffic and servicing costs of .21¢, a decrease in the maintenance cost per ASM of .09¢ as a result of the reduction in our Boeing fleet that were replaced with new Airbus A319 and A318 aircraft, and a decrease in promotion and sales expenses of .13¢, offset by an increase of .03¢ in general and administrative expenses. Included in general and administrative expenses for the three months ended December 31, 2004 were transition costs associated with our new passenger solution to power our reservations and check-in capabilities of .05¢ per mainline ASM. Mainline CASM excluding fuel and special items also decreased as a result of an increase in our daily block hour utilization and economies of scale associated with lower increases in indirect costs as compared to the 24.9% increase in mainline ASMs over the prior comparable. Included in mainline CASM for the three months ended December 31, 2003 was .02¢ per ASM for profit sharing bonuses. As a result of our net loss for the three months ended December 31, 2004, we did not accrue for bonuses.

             An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the three months ended December 31, 2004, our mainline break-even load factor adjusted for special items was 76.0% compared to our achieved mainline passenger load factor of 71.7%. Our mainline break-even load factor adjusted for special items for the three months ended December 31, 2003, was 68.0% compared to our achieved mainline passenger load factor of 72.5%. Our mainline break-even load factor increased from the prior comparable period primarily as a result of the increase in fuel costs.

             During the three months ended December 31, 2004, our mainline average daily block hour utilization increased to 10.7 from 10.3, an increase of 3.9%, for the three months ended December 31, 2003. The calculation of our block hour utilization includes all aircraft that are on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service. It also excludes Frontier JetExpress aircraft operated by Horizon. During the three months ended December 31, 2004, we reduced our average daily block hour utilization to 10.7 from 11.7 from the three months ended June 30, 2004. We have reduced our utilization as a result of accelerating the retirement of our Boeing aircraft to April 2005 and our response to excess industry capacity in several of our connecting markets.

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

             Mainline Passenger Revenues. Mainline passenger revenue totaled $182,361,000 for the three months ended December 31, 2004 compared to $159,175,000 for the three months ended December 31, 2003, an increase of 14.6%. Mainline passenger revenue includes revenues for reduced rate standby passengers, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates, and revenue recognized from our co-branded credit card arrangement. We carried 1,644,000 mainline revenue passengers during the three months ended December 31, 2004 compared to 1,444,000 in the three months ended December 31, 2003, an increase of 13.9%. We had an average of 46.4 mainline aircraft in service during the three months ended December 31, 2004 compared to an average of 38.2 mainline aircraft during the three months ended December 31, 2003, an increase of 21.5%. Mainline ASMs increased to 2,267,686,000 for the three months ended December 31, 2004 from 1,815,751,000 for the three months ended December 31, 2003, an increase of 24.9%. Our mainline average fare was $102.92 for the three months ended December 31, 2004 as compared to $103.85 for the three months ended December 31, 2003, a decrease of .9%. Our mainline length of haul was 989 and 912 miles for the three months ended December 31, 2004 and 2003, respectively, or an increase of 8.4%, causing some downward pressure on our yield.

             Passenger Revenues – Regional Partner. Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $21,582,000 for the three months ended December 31, 2004 and none for the three months ended December 31, 2003. The incremental revenue from passengers connecting to/from regional flights to mainline flights is included in our mainline passenger revenue. For the three months ended December 31, 2003, revenues of $7,513,000 from regional jet operations were netted against related expenses and included in “Other revenues”. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations with Horizon and Mesa.

             Cargo Revenues.   Cargo revenues totaled $1,189,000 and $2,036,000 for the three months ended December 31, 2004 and 2003, representing .6% and 1.3% of total mainline revenues, respectively, or a decrease of 41.6%. During the three months ended June 30, 2004, we determined that carrying mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

             Other Revenues.  Other revenues, comprised principally of interline handling fees, liquor sales, LiveTV sales and excess baggage fees, totaled $3,106,000 and $2,350,000, representing 1.7% and 1.4% of total mainline revenues for the three months ended December 31, 2004 and 2003, respectively, an increase of 32.2%. Other revenues increased over the prior comparable period as a result of increased revenues from in-flight services associated with the increase in passengers and coupled with an increase in the fees for these services. Other revenues during the three months ended December 31, 2003 included the net revenue from our regional jet operations totaling $364,000. Revenues and expenses associated with our JetExpress operations are now reported separately and are not included in “Other revenues”. This decrease in other revenues was offset by increases in other passenger related revenues of LiveTV sales, liquor and excess baggage fees.

Operating Expenses

             Mainline operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative and depreciation and amortization. Total mainline operating expenses for the three months ended December 31, 2004 and 2003 were $199,509,000 and $151,021,000 and represented 107.0% and 92.3% of total mainline revenues, respectively, an increase of 32.1%. Operating expenses increased as a percentage of revenue during the three months ended December 31, 2004 largely a result of a 59.2% increase in our aircraft fuel cost per gallon for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

             Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statement of operations for which they are relevant. Salaries, wages and benefits totaled $52,013,000 and $41,168,000, an increase of 26.3%, and were 27.9% and 25.2% of total mainline revenues for the three months ended December 31, 2004 and 2003, respectively. Salaries, wages and benefits increased over the prior comparable periods largely as a result of overall wage increases and an increase in the number of employees to support our continued ASM growth as well as the ASM growth that we expect for the remainder of fiscal year 2005. Our mainline ASMs increased 24.9% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Our employees increased from approximately 3,800 in December 2003 to approximately 4,500 in December 2004, or 18.4%. We pay pilot and flight attendant salaries for training, consisting of approximately six weeks for each prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service. We do not anticipate hiring any more pilots for the next nine months.

             Flight Operations.   Flight operations expenses of $32,545,000 and $26,097,000 were 17.5% and 16.0% of total mainline revenues for the three months ended December 31, 2004 and 2003, respectively, an increase of 24.7%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

             Aircraft insurance expenses totaled $2,398,000 (1.3% of total mainline revenues) for the three months ended December 31, 2004. Aircraft insurance expenses for the three months ended December 31, 2003 were $2,429,000 (1.5% of total mainline revenues). Aircraft insurance expenses were .15¢ and .18¢ per mainline RPM for the three months ended December 31, 2004 and 2003, respectively. Aircraft insurance decreased per mainline RPM as a result of a 25% decrease in our basic hull and liability insurance rates effective June 7, 2004. The FAA currently provides war risk coverage at a less expensive rate as compared to the coverage that was previously provided by commercial underwriters. The current FAA war risk policy is in effect until August 31, 2005. We do not know whether the government will extend the coverage beyond August 2005, and if it does, how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

             Pilot and flight attendant salaries before payroll taxes and benefits totaled $18,599,000 and $13,596,000 or 10.2% and 8.5% of mainline passenger revenue for the three months ended December 31, 2004 and 2003, an increase of 36.8%. Pilot and flight attendant compensation for the three months ended December 31, 2004 also increased as a result of a 21.5% increase in the average number of mainline aircraft in service, an increase of 26.0% in mainline block hours, a general wage increase in flight attendant and pilot salaries and additional crew required to replace those who were attending training on the Airbus equipment. We pay pilot and flight attendant salaries for training, consisting of approximately six weeks for each, prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service.

             Aircraft Fuel Expenses. Aircraft fuel expenses include both the direct cost of fuel, including taxes, as well as the cost of delivering fuel into the aircraft. Aircraft fuel expenses of $53,807,000 for 32,725,000 gallons used and $27,487,000 for 26,790,000 gallons used resulted in an average fuel expense of $1.64 and $1.03 per gallon for the three months ended December 31, 2004 and 2003, respectively. Aircraft fuel expenses represented 28.8% and 16.8% of total mainline revenues for the three months ended December 31, 2004 and 2003, respectively. The average fuel cost per gallon increased 59.2% over the prior comparable period. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. The results of operations for the three months ended December 31, 2004 include an unrealized derivative loss of $3,202,000 and a realized gain of approximately $1,948,000 in cash payments received from a counter-party recorded as a net increase in fuel expense. The results of operations for the three months ended December 31, 2003 include an unrealized derivative gain of $64,000 and a realized gain of approximately $488,000 in cash payments received from a counter-party recorded as a net increase in fuel expense. Fuel consumption for the three months ended December 31, 2004 and 2003 averaged 716 and 738 gallons per mainline block hour, respectively, or a decrease of 3.0%. Fuel consumption per mainline block hour decreased because of the more fuel-efficient Airbus aircraft added to our fleet coupled with the reduction in our Boeing fleet, which has higher fuel burn rates.

             Aircraft Lease Expense. Aircraft lease expenses totaled $22,780,000 (12.2% of total mainline revenues) and $17,247,000 (10.5% of total mainline revenues) for the three months ended December 31, 2004 and 2003, respectively, an increase of 32.1%. The average number of leased aircraft increased to 32.4 from 25.4, an increase of 27.6%. Aircraft lease expense increased as a result of more aircraft leased and a higher percentage of leased aircraft compared to owned aircraft during the three months ended December 31, 2004 compared to the aircraft leased during the three months ended December 31, 2003.

             Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $32,288,000 and $29,626,000 (an increase of 9.0%) for the three months ended December 31, 2004 and 2003, respectively, and represented 17.3% and 18.1% of total mainline revenues. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. As of December 31, 2004, we served 40 cities with mainline only service compared to 38 cities as of December 31, 2003, or an increase of 5.3%. During the three months ended December 31, 2004, our mainline departures increased to 18,136 from 15,726, an increase of 15.3%. Aircraft and traffic servicing expenses decreased $104 per mainline departure from $1,884 per mainline departure to $1,780 per mainline departure for the three months ended December 31, 2004 a decrease of 5.5%. Aircraft and traffic servicing expenses decreased per mainline departure principally as a result of better on-time performance and less expenses paid for delayed or misconnected flights. During the three months ended December 31, 2004 we no longer carried U.S. mail and our ground handling expenses decreased accordingly.

             Maintenance.   Maintenance expenses of $19,426,000 and $17,323,000 were 10.4% and 10.6% of total mainline revenues for the three months ended December 31, 2004 and 2003, respectively, an increase of 12.1%. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance is charged to maintenance expense as incurred. Maintenance cost per block hour was $425 and $477 for the three months ended December 31, 2004 and 2003, respectively, a decrease of 10.9%. Maintenance cost per mainline block hour decreased as a result of a decrease in our Boeing fleet coupled with the additional new Airbus aircraft that are less costly to maintain than our older Boeing aircraft. Our mainline average age of aircraft was 2.8 years as of December 31, 2004 as compared to 4.2 years as of December 31, 2003. The owned Airbus fleet comprising about 34.0% of our total Airbus fleet is new and we are experiencing lower maintenance costs as compared to the older aircraft that are in our fleet. Maintenance reserves are required to be paid on a monthly basis to lessors of our leased Boeing and Airbus fleet and are expensed monthly as incurred. As the Airbus aircraft age, they will require more maintenance and maintenance expenses per block hour will increase.

             Promotion and Sales. Promotion and sales expenses totaled $18,738,000 and $17,324,000 for the three months ended December 31, 2004 and 2003, and were 10.0% and 10.6% of total mainline respectively, an increase of 8.2%. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. During the three months ended December 31, 2004, promotion and sales expenses per mainline passenger decreased to $11.40 from $12.00 for the three months ended December 31, 2003, a decrease of 5.0%.

             General and Administrative.  General and administrative expenses for the three months ended December 31, 2004 and 2003 totaled $12,828,000 and $9,561,000 (an increase of 34.2%) and were 6.9% and 5.8% of total mainline revenues, respectively. General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, information technology, aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, general insurance expenses including worker’s compensation, and write-offs associated with credit card and check fraud are also included in general and administrative expenses. Our employees increased from approximately 3,800 in December 2003 to approximately 4,500 in December 2004, an increase of 18.4%. Accordingly, we experienced increases in our human resources, training, information technology, health insurance benefit expenses, and workers compensation insurance. During the three months ended December 31, 2003, we accrued $819,000 for employee performance bonuses, or .5% of total mainline revenue. Bonuses are based on profitability. As a result of our pre-tax loss for the three months ended December 31, 2004, we did not accrue bonuses.

             Regional Partner Expense.  Regional partner expense for the three months ended December 31, 2004 totaled $24,012,000 and was 111.3% of total regional partner revenues. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. Horizon began service January 1, 2004 and replaced the JetExpress service formerly provided by Mesa. During the three months ended December 31, 2003, $7,149,000 in Mesa expenses were netted against related revenues and included in “Other revenues”. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa.

             Impairment and other related charges. During the three months ended December 31, 2004, we recorded an additional impairment and other related charges totaling $658,000 on the carrying value of our Boeing 737 rotable parts as a result of further market declines and actual sales history. The cost of WTI crude oil increased from $36.92 per barrel at June 30, 2004 to $43.69 per barrel at December 31, 2004. As of January 28, 2005 the cost of WTI crude oil was $47.18 per barrel. As a result of the desire to minimize the maintenance overhaul costs on Boeing aircraft and to eliminate the near term need for hiring additional pilots, we have accelerated the dates that we would cease using the Boeing aircraft from September 2005 to mid April 2005. During the period from August 2004 through December 2004, we began selling our Boeing spare parts. Our analysis of these sales compared to the impaired value of these parts as of December 31, 2004 indicated that we were selling these rotable parts at approximately 90% of the carrying value. As a result we recorded an additional impairment totaling $658,000.

             Depreciation and Amortization.  Depreciation and amortization expenses of $6,559,000 and $6,295,000 were approximately 3.5% and 3.9% of total mainline revenues for the three months ended December 31, 2004 and 2003, respectively, an increase of 4.2%. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets. Depreciation expense increased over the prior year largely as a result of an increase in the average number of Airbus A319 and A318 aircraft owned from 12.8 during the three months ended December 31, 2003 to 14.0 during the three months ended December 31, 2004, an increase of 9.4%.

             Nonoperating Income (Expense). Net nonoperating expense totaled $1,993,000 for the three months ended December 31, 2004 compared to net nonoperating expense of $3,769,000 for the three months ended December 31, 2003. Interest income increased to $1,050,000 from $590,000 during the three months ended December 31, 2004 from the prior comparable period as a result of an increase in average invested cash coupled with an increase in interest rates.

             Interest expense increased to $3,384,000 for the three months ended December 31, 2004 from $3,196,000 for the three months ended December 31, 2003. The increase in interest expense is associated with an increase in purchased aircraft from 12.8 to 14.0 as a result of interest expense associated with the financing of an additional aircraft purchased since December 31, 2003 coupled with an increase in interest rates.

Nine Months ended December 31, 2004 and 2003

General

             We had a net loss of $19,714,000 or 55¢ per diluted share for the nine months ended December 31, 2004 as compared to net income of $18,387,000 or 53¢ per diluted share for the nine months ended December 31, 2003. Included in our net loss for the nine months ended December 31, 2004 were the following special items before the effect of income taxes: a net loss of $485,000 on the sale of two Airbus A319 aircraft in sale-leaseback transactions and other sales of assets, a write down of $5,260,000 of the carrying value of Boeing spare parts, and an unrealized gain on fuel hedges of $432,000. These items, net of income taxes, increased our net loss by 10¢ per diluted share. Included in our net income for the nine months ended December 31, 2003 were the following special items on a pre-tax and profit sharing basis: $15,024,000 of compensation received under the Appropriations Act; an unrealized derivative gain of $539,000 offset by the write-off of deferred loan costs of $9,816,000 associated with the prepayment of all of the government guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of $5,372,000; and a loss of $1,937,000 on the sale of one Airbus aircraft in a sale-leaseback transaction and from the sale of a spare engine and other spare parts. These items, net of income taxes and profit sharing, reduced net income by 3¢ per diluted share.

             Our mainline passenger yield per RPM was 10.87¢ and 12.12¢ for the nine months ended December 31, 2004 and 2003, respectively, or a decrease of 10.3%. Our mainline average fare was $101.14 for the nine months ended December 31, 2004 as compared to $103.94 for the nine months ended December 31, 2003, a decrease of 2.7%. Our length of haul was 990 and 911 miles for the nine months ended December 31, 2004 and 2003, respectively, or an increase of 8.7%. Our mainline passenger revenue per available seat mile (“RASM”) for the nine months ended December 31, 2004 and 2003 was 7.81¢ and 8.75¢, respectively, a decrease of 10.7%.

             Our mainline CASM for the nine months ended December 31, 2004 and 2003 was 8.30¢ and 8.39¢ a decrease of .09¢, or 1.1%. Mainline CASM excluding fuel for the nine months ended December 31, 2004 and 2003 was 6.28¢ and 6.93¢, a decrease of .65¢, or 9.4%. Included in mainline CASM excluding fuel for the nine months ended December 31, 2004 and 2003 were special items totaling .08¢ and .13¢, respectively. Mainline CASM excluding fuel and special items for the nine months ended December 31, 2004 and 2003 was 6.20¢ and 6.80¢, a decrease of .60¢, or 8.8%. Our mainline CASM excluding fuel and special items decreased during the nine months ended December 31, 2004 as a result of a decrease in the mix of leased versus purchased aircraft. During the nine months ended December 31, 2003 leased aircraft represented 71.0% of our fleet and during the nine months ended December 31, 2004, leased aircraft represented 68.7% of our fleet, which generated a corresponding decrease of .08¢ in aircraft lease expense, a decrease in traffic and servicing costs of .14¢, a decrease in the maintenance cost per ASM of .16¢ as a result of the reduction in our Boeing fleet that were replaced with new Airbus A319 aircraft, and a decrease in promotion and sales expenses of .09¢. Included in mainline CASM for the three months ended December 31, 2003 was .06¢ per ASM for profit sharing bonuses. Mainline CASM also decreased as a result of an increase in our daily block hour utilization and economies of scale associated with lower increases in indirect costs as compared to the 31.7% increase in mainline ASMs over the prior comparable period.

             An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the nine months ended December 31, 2004, our mainline break-even load factor adjusted for special items was 74.4% compared to our achieved mainline passenger load factor of 71.8%. Our mainline break-even load factor adjusted for special items for the nine months ended December 31, 2003, was 67.1% compared to our achieved passenger load factor of 72.1%. Our mainline break-even load factor increased from the prior comparable period as a result of a decrease in our mainline RASM to 7.81¢ during the nine months ended December 31, 2004 from 8.75¢ during the nine months ended December 31, 2003, partially offset by a decrease in our mainline CASM.

             During the nine months ended December 31, 2004, our mainline average daily block hour utilization increased to 11.2 from 10.2 for the nine months ended December 31, 2003, an increase of 9.8%.

Revenues

             Mainline Passenger Revenues. Mainline passenger revenues totaled $539,971,000 for the nine months ended December 31, 2004 compared to $458,130,000 for the nine months ended December 31, 2003, an increase of 17.9%. We carried 4,978,000 mainline revenue passengers during the nine months ended December 31, 2004 compared to 4,127,000 during the nine months ended December 31, 2003, an increase of 20.6%. We had an average of 44.4 mainline aircraft in our fleet during the nine months ended December 31, 2004 compared to an average of 36.9 mainline aircraft during the nine months ended December 31, 2003, an increase of 20.3%. Mainline ASMs increased to 6,862,911,000 for the nine months ended December 31, 2004 from 5,212,198,000 for the nine months ended December 31, 2003, an increase of 31.7%. Mainline RPMs for the nine months ended December 31, 2004 were 4,928,415,000 compared to 3,760,480,000 for the nine months ended December 31, 2003, an increase of 31.1%. Our mainline RASM decreased from 8.75¢ to 7.81¢, a decrease of 10.7%. Our mainline average fare was $101.14 for the nine months ended December 31, 2004 as compared to $103.94 for the nine months ended December 31, 2003, a decrease of 2.7%. Our mainline length of haul was 990 and 911 miles for the nine months ended December 31, 2004 and 2003, respectively, or an increase of 8.7%, causing some downward pressure on our yield.

             Passenger Revenues – Regional Partner. Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $62,618,000 for the nine months ended December 31, 2004, and none for the nine months ended December 31, 2004. For the nine months ended December 31, 2003, revenues of $25,155,000 from regional jet operations, were netted against related expenses and included in “Other revenues”. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa.

             Cargo Revenues.   Cargo revenues totaled $3,862,000 and $6,094,000 for the nine months ended December 31, 2004 and 2003, respectively, representing .7% and 1.3% of total mainline revenues, a decrease of 36.6%. During the nine months ended December 31, 2004, we determined that carrying mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004.

             Other Revenues.  Other revenues totaled $8,643,000 and $7,323,000, or 1.6% of total mainline revenues for each of the nine months ended December 31, 2004 and 2003, respectively, an increase of 18.0%. During the nine months ended December 31, 2003, we netted our revenues from regional jet operations against related expenses resulting in net revenue of $1,970,000 and included it in “Other revenues”. This decrease in other revenues was offset by increases in other passenger related revenues of LiveTV sales, liquor and excess baggage fees.

Operating Expenses

             Total mainline operating expenses were $569,911,000 and $437,044,000 for the nine months ended December 31, 2004 and 2003 and represented 103.2% and 92.7% of total mainline revenues, respectively. Operating expenses increased as a percentage of revenue during the nine months ended December 31, 2004 largely a result of a 40.4% increase in our aircraft fuel cost per gallon for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003.

             Salaries, Wages and Benefits.  Salaries, wages and benefits totaled $149,401,000 and $117,822,000 and were 27.0% and 25.0% of total mainline revenues for the nine months ended December 31, 2004 and 2003, respectively, an increase of 26.8%. Salaries, wages and benefits increased over the prior comparable periods largely as a result of overall wage increases, and an increase in the number of employees to support our ASM growth of 31.7% during the nine months ended December 31, 2004.

             Flight Operations.   Flight operations expenses of $96,107,000 and $75,418,000 were 17.4% and 16.0% of total mainline revenues for the nine months ended December 31, 2004 and 2003, respectively, an increase of 27.4%.

             Aircraft insurance expenses totaled $7,678,000 (1.4% of total mainline revenues) for the nine months ended December 31, 2004. Aircraft insurance expenses for the nine months ended December 31, 2003 were $7,433,000 (1.6% of total mainline revenues). Aircraft insurance expenses were .16¢ and .20¢ per mainline RPM for the nine months ended December 31, 2004 and 2003, respectively.

             Pilot and flight attendant salaries before payroll taxes and benefits totaled $52,770,000 and $38,760,000 or 9.8% and 8.5% of mainline passenger revenue for the nine months ended December 31, 2004 and 2003, an increase of 36.1%. Pilot and flight attendant compensation for the nine months ended December 31, 2004 also increased as a result of a 20.3% increase in the average number of mainline aircraft in service, respectively, an increase of 32.4% in mainline block hours, respectively, a general wage increase in flight attendant and pilot salaries and additional crew required to replace those who were attending training on the Airbus equipment. We pay pilot and flight attendant salaries for training, consisting of approximately six weeks each, prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high in relationship to the average number of aircraft in service.

             Aircraft Fuel Expenses.  Aircraft fuel expenses of $138,525,000 for 99,483,000 gallons used and $75,988,000 for 76,745,000 gallons used resulted in an average fuel cost of $1.39 and 99.0¢ per gallon, for the nine months ended December 31, 2004 and 2003, respectively. Aircraft fuel expenses represented 25.1% and 16.1% of total mainline revenues for the nine months ended December 31, 2004 and 2003, respectively. The results of operations for the nine months ended December 31, 2004 include an unrealized net derivative gain of $432,000 and a realized net gain of $2,490,000 in cash payments received from a counter-party recorded as a decrease in fuel expense. The results of operations for the nine months ended December 31, 2003 include an unrealized derivative gain of $539,000 and a realized net gain of $515,000 in cash payments recorded as a decrease in fuel expense. Fuel consumption for the nine months ended December 31, 2004 and 2003 averaged 727 and 743 gallons per mainline block hour, respectively, or a decrease of 2.2%. Fuel consumption per mainline block hour decreased as a result of the increase in Airbus aircraft coupled with the reduction in our Boeing fleet, which has higher fuel burn rates.

             Aircraft Lease Expense.  Aircraft lease expenses totaled $63,978,000 (11.6% of total mainline revenues) and $52,359,000 (11.1% of total mainline revenues) for the nine months ended December 31, 2004 and 2003, respectively, an increase of 22.2%. The average number of leased aircraft increased 16.4% from 26.2 to 30.5 during the nine months ended December 31, 2004.

             Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $95,209,000 and $79,701,000 (an increase of 19.5%) for the nine months ended December 31, 2004 and 2003, respectively, and represented 17.2% and 16.9% of total mainline revenues. During the nine months ended December 31, 2004, our mainline departures increased to 54,723 from 45,414 for the nine months ended December 31, 2003, or 20.5%. Aircraft and traffic servicing expenses were $1,740 per mainline departure for the nine months ended December 31, 2004 as compared to $1,755 per mainline departure for the nine months ended December 31, 2003, or a decrease of $15 per mainline departure.

             Maintenance.   Maintenance expenses of $57,582,000 and $52,322,000 were 10.4% and 11.1% of total mainline revenues for the nine months ended December 31, 2004 and 2003, respectively, an increase of 10.1%. Maintenance cost per mainline block hour for the nine months ended December 31, 2004 and 2003 were $421 and $506, respectively, a decrease of 16.8%.

             Promotion and Sales.  Promotion and sales expenses totaled $57,827,000 and $48,313,000 and were 10.5% and 10.3% of total mainline revenues for the nine months ended December 31, 2004 and 2003, respectively, an increase of 19.7%. During the nine months ended December 31, 2004, promotion and sales expenses per mainline passenger decreased to $11.62 compared to $11.71 for the nine months ended December 31, 2003.

             General and Administrative.  General and administrative expenses for the nine months ended December 31, 2004 and 2003 totaled $35,155,000 and $28,281,000 (an increase of 24.3%) and were 6.4% and 6.0% of total mainline revenues for the nine months ended December 31, 2004 and 2003, respectively. During the nine months ended December 31, 2003, we accrued for employee performance bonuses totaling $3,242,000, or .7% of total mainline revenue.

             Regional Partner Expense.   Regional partner expense for the nine months ended December 31, 2004 totaled $68,874,000 and was 110.0% of total regional partner revenue. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. Horizon began service January 1, 2004 and replaced the JetExpress service formerly provided by Mesa. During the nine months ended December 31, 2003, $23,185,000 in Mesa expenses were netted against related revenues and included in other revenues. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa.

             Aircraft Lease and Facility Exit Costs . During the nine months ended December 31, 2003, we ceased using three of our Boeing 737-200 leased aircraft, two of which had lease terminations in October 2003 and one with a lease termination date in October 2005. In August 2003, we closed our maintenance facility in El Paso Texas, which had a lease termination date in August 2007. As a result of these transactions, we recorded a pre-tax charge of $5,372,000. This amount recognizes the remaining fair value of the lease payments and the unamortized leasehold improvements on the aircraft and facility.

             Losses on Sale of Assets, Net.   During the nine months ended December 31, 2004 and 2003 we incurred losses on the sale of assets of $485,000 and $1,937,000, respectively. During the nine months ended December 31, 2004, we incurred a loss totaling $489,000 on the sale-leaseback of two Airbus A319 aircraft. Additionally, we began to sell our excess Boeing spare parts during the nine months ended December 31, 2004. During the nine months ended December 31, 2003, we incurred losses totaling $1,937,000 on the sale of assets. We incurred a loss of $1,238,000 on the sale-leaseback of an Airbus A319 aircraft and a loss of $483,000 on the sale of an aircraft engine.

             Impairment and other related charges.  During the nine months ended December 31, 2004, we recorded additional impairments and other related charges totaling $5,260,000 on the carrying value of our Boeing 737 expendable inventory, rotable parts and a spare engine as a result of further market declines and the results of actual sales. Included in this amount are estimated selling costs that we expect to pay on the sale of our assets held for sale totaling $541,000. The cost of WTI crude oil increased from $36.92 per barrel at June 30, 2004 to $43.69 per barrel at December 31, 2004. As of January 28, 2005 the cost of WTI crude oil was $47.18 per barrel. We believe the decline in resale values of parts for the less fuel efficient Boeing 737 aircraft was due in part to increasing fuel prices during the past three months.

             Depreciation and Amortization.   Depreciation and amortization expenses of $19,784,000 and $17,353,000 were approximately 3.6% and 3.7% of total mainline revenues for the periods ended the three months ended December 31, 2004 and 2003, respectively, an increase of 14.0%.

             Nonoperating Income (Expense).  Net nonoperating expense totaled $6,826,000 for the nine months ended December 31, 2004 compared to net nonoperating expense totaling $4,607,000 for the nine months ended December 31, 2003.

             Interest income increased to $2,406,000 from $1,528,000 during the nine months ended December 31, 2004 from the prior period. Interest expense decreased to $9,405,000 for the nine months ended December 31, 2004 from $11,065,000 for the nine months ended December 31, 2003. Interest expense for the nine months ended December 31, 2003 included the interest expense associated with a $70,000,000 government guaranteed loan we obtained in February 2002 and subsequently repaid in December 2003.

             Offsetting these nonoperating expenses during the nine months ended December 31, 2003 was pre-tax compensation of $15,024,000 as a result of payments under the Appropriations Act for expenses and revenue foregone related to aviation security. We received a total of $15,573,000 in May 2003, of which we paid $549,000 to Mesa for the revenue passengers Mesa carried as Frontier JetExpress.

             Income Tax Expense.   We recorded an income tax benefit of $10,802,000 during the nine months ended December 31, 2004 at a 35.5% rate, compared to income tax expense of $11,510,000 for the nine months ended December 31, 2003, at a 38.5% rate. During the year ended March 31, 2004, our tax expense was at a federal rate of 35.0% plus the blended state rate of 2.6% (net of federal benefit) and was decreased by the tax effect of permanent differences of 1.8%. The benefit was offset by $38,000 in taxes expensed during the nine months ended December 31, 2004 for prior periods.

Liquidity and Capital Resources

             Our liquidity depends to a large extent on the number of passengers who fly with us, the fares we charge, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 23 additional Airbus aircraft that as of January 28, 2005 are scheduled for delivery through March 2008.

             We had cash, cash equivalents and short-term investments of $148,989,000 and $190,609,000 at December 31, 2004 and March 31, 2004, respectively. At December 31, 2004, total current assets were $239,441,000 as compared to $183,535,000 of total current liabilities, resulting in working capital of $55,906,000. At March 31, 2004, total current assets were $269,733,000 as compared to $181,659,000 of total current liabilities, resulting in working capital of $88,074,000. The decrease in our working capital from March 31, 2004 is largely a result of capital expenditures and debt principal payments.

             Cash used in operating activities for the nine months ended December 31, 2004 was $17,217,000. This is attributable to our net loss adjusted for non-cash charges and credits and changes in working capital accounts. Our restricted investments increased largely as a result of increased collateral requirements for our bankcard processor associated with the increase in our air traffic liability and an increase in collateral for our workers’ compensation insurance. Prepaid expenses increased principally as a result of an increase in fuel deposits due to the increase in the price of fuel and an increase in fuel consumption associated with the increase in block hours flown. Inventories increased as a result of an increase in the value of our fuel inventory and for the increase in the number of aircraft in our fleet. Our air traffic liability increased as a result of the growth of our business associated with the increase in the number of aircraft in our fleet and the associated increase in the number of passengers we carried. Our accrued expenses increased as a result of increases in employee benefits associated with the increase in the number of employees, increases in health care expenses, and increases in passenger related taxes associated with our increase in revenue and passengers carried. Cash provided by operating activities for the nine months ended December 31, 2003 was $107,455,000. This is attributable to our net income adjusted for reconciling items to net cash and cash equivalents. Our air traffic liability increased as a result in the growth of our business associated with the increase in the number of aircraft in our fleet coupled with the increase in the number of passengers we carried in excess of our increased capacity. Our accrued liabilities increased as a result of increases in employee benefits associated with the increase in the number of employees and increases in health care expenses, the bonus accrual for our employees as a result of our profitability and increases in passenger related taxes associated with our increase in revenue and passengers carried. During the nine months ended December 31, 2003 we received an income tax refund from the Internal Revenue Service totaling $26,574,000.

             Cash used in investing activities for the nine months ended December 31, 2004 was $29,531,000. Net aircraft lease and purchase deposits decreased by $8,483,000 during the period. Capital expenditures were $121,202,000 for the nine months ended December 31, 2004 and included the purchase of one Airbus A318 aircraft, two Airbus A319 aircraft and one spare engine that were delivered to us and that we sold in sale-leaseback transactions. Additionally, capital expenditures included the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment. We applied pre-delivery payments totaling $6,412,000 for the purchase of an Airbus A318 aircraft to the purchase of that aircraft, and the pre-delivery deposits totaling $14,716,000 for the two Airbus A319 aircraft were returned to us upon sale of the aircraft. We received $71,722,000 from the sale of the two new A319 aircraft that we sold in sale-leaseback transactions, two spare engines that we sold in sale-leaseback transactions, one spare engine for our Boeing fleet and other Boeing spare parts. Cash used in investing activities for the nine months ended December 31, 2003 was $125,615,000. Net aircraft lease and purchase deposits decreased by $799,000 during this period. We used $160,985,000 for the purchase of four additional Airbus aircraft, aircraft leasehold improvements, ground equipment to support increased below-wing operations, and computer equipment, including scanning equipment for our new mail transportation requirements. During the nine months ended December 31, 2003, we took delivery of four purchased Airbus A318 aircraft and applied their respective pre-delivery payments to the purchase of those aircraft. Additionally, we completed a sale-leaseback transaction on one of our purchased aircraft that was delivered to us in September 2003, generating cash proceeds of approximately $4,374,000 from the sale and the return of the pre-delivery payments relating to the purchase commitment. We agreed to lease the aircraft over a 12 year term.

             Cash provided by financing activities for the nine months ended December 31, 2004 was $7,129,000. During the nine months ended December 31, 2004, we borrowed $22,000,000 for the purchase of one Airbus A318 aircraft and paid $14,253,000 of debt principal payments on our 14 owned aircraft. Cash provided by financing activities for the nine months ended December 31, 2003 was $99,603,000. During the nine months ended December 31, 2003, we completed a public offering of 5,050,000 shares of our common stock. We received $81,077,000, net of offering expenses, from the sale of these shares. In July 2003, we received an income tax refund from the Internal Revenue Service totaling $26,574,000 and prepaid $10,000,000 on our government guaranteed loan upon receipt of this refund. In September 2003, we used $48,418,000 of the proceeds from the stock offering to prepay a portion of the government guaranteed loan. Both prepayments were required by the loan agreement. In December 2003, we repaid the remaining loan balance due of $11,582,000. During the nine months ended December 31, 2003, we borrowed $98,500,000 to finance the purchase of Airbus aircraft, of which $9,675,000 was paid as principal payments during the respective periods. During the nine months ended December 31, 2004 and 2003, we received $349,000 and $940,000 from the exercise of common stock options, respectively.

             Expansion plans at DIA, our primary hub for operations, have been placed on hold. In the interim, we have gained temporary rights to two gates, and permanent rights to one gate, previously used by United on the east end of Concourse A. We are currently obligated to return the two temporary gates to United in October 2005. DIA has also completed construction of two temporary gates on the west end of Concourse A. We are currently using all five of these temporary gates. Our future growth may require us to work with DIA and the City and County of Denver to develop access to additional gates and other airport facilities. Should the construction of additional facilities be required to meet our growth needs, it is likely we would be obligated to lease the additional facilities, thereby increasing our overall rates and charges paid to the airport. Because our overall rates and charges will be based on the final project costs as well as the number of passengers and gross weight landed at the airport, it is impossible at this time to determine the amount of future rates and charges at DIA will be.

             As part of the lease restructure between the City and County of Denver and United, we believe that United has been provided certain concessions and reductions in the rents, rates and charges arising from their lease of facilities at DIA. The City and County of Denver has indicated that it will seek to prevent the reduced rates and charges being paid by United from increasing the rates and charges being paid by other airlines. However, the City and County of Denver has also made it clear that in certain circumstances it will have no choice but to increase rates and charges being paid by other airlines in order to comply with their own cash flow, reserve account and bond financing requirements. It is also possible that the structure of United’s lease at DIA may be the subject of further modifications in the course of United’s bankruptcy process. Because we are the second largest airline operating out of DIA, we may incur a larger impact of any increase in rates and charges imposed by DIA as the result of the existing or future relief granted to United at DIA. At this time, we cannot quantify what the increase in our rates and charges would be, if any, due to the concessions being provided to United.

             In April 2004, we entered into a services agreement with Sabre, Inc. for its SabreSonic™ passenger solution to power our reservations and check-in capabilities along with a broad scope of technology for streamlining our operations and improving revenues. This solution replaces Electronic Data Systems’ Shares, a system we have used since our inception in 1994. With SabreSonic, we will have access to real-time passenger data including the customer’s history with Frontier and any EarlyReturns frequent flyer activity, current travel plans and any changes made to an existing reservation. The data can be accessed by our customer service agents via an open-source, Windows-based interface at all customer touch points including the website, reservations, the ticket counter and the gate, providing a seamless customer service experience from the time the customer books the ticket until they arrive at their final destination. During the nine months ended December 31, 2004 we incurred approximately $1,185,000 in costs associated with this transition. We expect to complete implementation of SabreSonic in our fiscal fourth quarter 2005. We estimate that the remaining transition costs for the implementation, which includes training of our customer service and reservation agents, to be approximately $1,400,000 and will fall in the fourth quarter of our fiscal year ended March 31, 2005.

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

             On July 22, 2004, the NMB reported that our 20 materials specialists elected not to join the International Brotherhood of Teamsters (“IBT”) Union. On July 30, 2004, the IBT filed an allegation of election interference with the NMB, requesting a new election. We believe the IBT’s allegations are without merit and we will file our response with the NMB in the near future. Our materials specialists are part of the materials management group, which is under the finance department. Materials specialists are involved in the receiving, shipping, transporting, issuing, handling and relocating of parts and equipment to the appropriate internal customers. The NMB ruled in our favor and found that we did not interfere and a new election was not needed.

             During the nine months ended December 31, 2004, we entered into an agreement with two vendors to market and sell all of our Boeing 737-200 and certain Boeing 737-300 spare parts inventories. We have completed the process of transferring the initial inventory package to these vendors. The inventories include all of the Boeing 737-200 expendables and rotables and certain spares that support the Boeing 737-300 fleet. We began to actively sell these parts in August 2004. During the three months ended December 31, 2004, our impairment for the rotables included estimated selling costs totaling $541,000 for the Boeing 737 rotables held for sale. As we continue to have Boeing parts available for sale to these vendors, we will be required to reflect the fair value of the rotables less selling costs. As of December 31, 2004, we have recognized $748,000 in gross proceeds resulting in a net gain on our expendable and rotable inventory totaling approximately $27,000.

             We have been assessing our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. Prior to applying for a government guaranteed loan under the Stabilization Act, we filed a shelf registration with the Securities and Exchange Commission in April 2002 that allows us to sell equity or debt securities from time to time as market conditions permit. In September 2003, we completed a public offering of 5,050,000 shares of our common stock. As of December 31, 2004, there is $64,150,000 remaining on the shelf registration. Although the stock offering has improved our liquidity, we may need to continue to explore avenues to enhance our liquidity if our current economic and operating environment doesn’t improve. We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit and aircraft sale-leasebacks, the sale of equity or debt securities, and other transactions as necessary to support our capital and operating needs. For further information on our financing plans and activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

Contractual Obligations

             The following table summarizes our contractual obligations as of December 31, 2004:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt (1)	$17,981,000	$39,076,000	$43,625,000	$204,452,000	$305,134,000
Operating leases (2)	129,161,000	249,600,000	238,165,000	649,296,000	$1,266,222,000
Unconditional purchase obligations (3)(4)	87,652,000	329,761,000	59,905,000	—	$477,318,000

Total contractual cash obligations	$234,794,000	$618,437,000	$341,695,000	$853,748,000	$2,048,674,000

(1)	At December 31, 2004, we had 14 loan agreements for nine Airbus A319 aircraft and five Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $215,000 and $218,000, bear interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 12 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At December 31, 2004, interest rates for these loans ranged from 3.375% to 4.72%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft.

(2)	As of December 31, 2004, we lease 25 Airbus A319 type aircraft, two Airbus A318 aircraft, and seven Boeing 737 type aircraft under operating leases with expiration dates ranging from 2005 to 2016. Two of the Boeing 737 type aircraft are no longer in service, one is being stored until the lease return date of October 2005, one will be returned to its lessor in February 2005. Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft. At December 31, 2004, we had made cash security deposits of $15,085,000 and had arranged for letters of credit of $2,034,000 collateralized by restricted cash balances. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the fiscal year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft. Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft. As of December 31, 2004, we have taken delivery of ten of these aircraft. The remaining ten aircraft are scheduled for delivery beginning in October 2004 through February 2007. As of December 31, 2004, we have made $2,230,000 in security deposit payments for future leased aircraft deliveries.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2005 to 2014. In addition, we lease certain airport gate facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)	As of December 31, 2004, we have remaining firm purchase commitments for 13 additional aircraft and two spare engines, which have scheduled delivery dates beginning in May 2005 and continuing through 2008. Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of December 31, 2004, we had made pre-delivery payments on future deliveries totaling $17,927,000 to secure these aircraft.

We have entered into loan agreements for the debt financing for one of our A319 aircraft scheduled for delivery from Airbus in fiscal year 2006. The terms of these agreements permit us to borrow up to $24,500,000 per aircraft at 80% of the appraised base value of the aircraft, whichever is less, over a period of 12 years at floating interest rates with a balloon payment equal to 20% of the original loan amount due at maturity.

We have signed a letter of intent for the sale-leaseback of one owned and three spare engines scheduled for delivery between October 2004 and February 2006. In October 2004, we completed the sale-leaseback of two of these engines with proceeds totaling $12,186,000 from the sale of these two engines. The terms of this agreement allow us to sell each spare engine to the buyer at the time of delivery, and then lease the engines back for a period of ten years commencing on the delivery date. The agreement will provide financing for an additional two spare engines which we expect we will order at some point in the future.

(4)	In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We have agreed to the purchase of 46 units. As of December 31, 2004, we have purchased 40 units and have made deposits toward the purchase of six additional units. The table above includes the remaining purchase commitment amounts for the six units on which we have made partial payments.

Commercial Commitments

             As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bonds or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers’ compensation insurance. As of December 31, 2004, we had outstanding letters of credit, bonds, and cash security deposits totaling $13,160,000, $1,504,000, and $19,987,000, respectively. In order to meet these requirements, we have a letter of credit agreement with a financial institution for up to $20,000,000, which expires December 1, 2005. This facility can be used only for the issuance of standby letters of credit. Any amounts drawn under this facility are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet. As of December 31, 2004, we have utilized $12,410,000 under this credit agreement for standby letters of credit that collateralize certain leases. In the event that this facility is not renewed beyond their present expiration dates, the certificates of deposit would be redeemed and paid to the various lessors as cash security deposits in lieu of standby letters of credit. As a result, there would be no impact on our liquidity if these agreements were not renewed. In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.

             We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with bankcard customers. As of December 31, 2004, that amount totaled $26,659,000. The amount is adjusted quarterly in arrears based on our air traffic liability associated with bankcard transactions. As of January 28, 2005, we can decrease the amount by approximately $1,315,000.

             We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity. As of December 31, 2004, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended January 28, 2005, the coverage would be increased to $5,644,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

             In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, we receive the difference between a fixed swap price and a price based on an agreed upon published spot price for jet fuel. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price. If the index price is lower, we pay the difference. A collar agreement has a cap price, a primary floor price, and, in the case of a three-way collar, a secondary floor price. When the hedged product’s index price is above the cap, we receive the difference between the index and the cap. When the hedged product’s index price is below the primary floor but above the secondary floor, we pay the difference between the index and the primary floor. However, when the price is below the secondary floor, we are only obligated to pay the difference between the primary and secondary floor prices. When the price is between the cap price and the primary floor, no payments are required.

             On May 21, 2004, we entered into a two-way collar agreement that hedges approximately 25% of our expected fuel requirements in the quarters ended December 31, 2004 and March 31, 2005. The collar uses West Texas Intermediate crude oil as its basis. The cap price is set at $39.00 per barrel, and the floor is set at $34.85 per barrel. On November 12, 2004, we entered into a two-way collar agreement that hedges approximately 27% of our expected fuel requirements for the quarter ended June 30, 2005. This collar uses Gulf Coast Jet A as its basis. The cap price is set at $1.34 per gallon, and the floor is set at $1.20 per gallon. The unrealized net gain on these derivative contracts at December 31, 2004 was $432,000.

             In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR.

             Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft, subsequently modified in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or December 31, 2014, whichever comes first, and for each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The amounts due based on flight hours are not included in table above. As of December 31, 2004, the agreement covers 14 purchased Airbus aircraft and all of our leased Airbus aircraft with the exception of two. The costs under this agreement for our purchased aircraft for the nine months ended December 31, 2004 and 2003 were approximately $1,930,000 and $1,224,000, respectively. For our leased aircraft, the lessors pay GE directly for the repair of aircraft engines in conjunction with this agreement from reserve accounts established under the applicable lease documents.

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

Inventories

             Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used. During the fiscal year ended March 31, 2004, we recorded a provision for excess Boeing expendable parts inventory totaling $618,000. The provision in 2004 was principally the result of declining resale values of excess Boeing expendable parts. We monitor resale values for Boeing parts quarterly using estimates obtained from our vendors. We evaluated our estimated usage of these parts and the current resale value at June 30, 2004 and September 30, 2004 and recorded additional provisions of $326,000 and $937,000, respectively. The cost of WTI crude oil increased from $36.92 per barrel at June 30, 2004 to $49.56 per barrel at September 30, 2004. The cost of WTI crude oil at December 31, 2004 was $43.69 and at January 28, 2005 it was $47.18. Partially as a result of the increase in the cost of fuel, we have accelerated the dates that we would cease using the Boeing aircraft from September 2005 to mid-April 2005. We believe the decline in resale values of parts for the less fuel efficient Boeing 737-200 and Boeing 737-300 aircraft was due in part to increasing fuel prices during the past nine months. Because of the earlier termination date of the use of the Boeing aircraft, our estimated usage of these parts decreased, contributing to the amount of the additional provision recorded during the three months ended September 30, 2004. At December 31, 2004, based on the results of sales of our expendable parts compared to the book value of these parts, it was determined that an additional provision was not required. As of December 31, 2004, we have recognized $171,000 in gross proceeds resulting in a net gain on our expendable inventory totaling approximately $90,000. As of December 31, 2004, the carrying value of our Boeing expendable inventory totaled approximately $1,562,000.

Impairment of Long-Lived Assets

             We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets. We monitor resale values for Boeing rotables quarterly using estimates obtained from our vendors. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. During the nine months ended December 31, 2004, we recorded total impairment charges of $3,997,000 on the Company's Boeing spare parts as a result of further market declines coupled with the results of actual sales history. During the period from August 2004 through December 2004, we began selling our Boeing spare parts. Our analysis of these sales compared to the impaired value of these parts as of December 31, 2004 indicated that these parts were selling at approximately 90% of the carrying value which triggered the additional impairment in the third quarter. During the year ended March 31, 2004, we recorded an impairment charge of $3,047,000 for engines and rotable parts that support the Boeing 737-300 aircraft. The impairment charge for rotables totaling $901,000 was principally the result of declining resale values for Boeing rotables. The impairment for the two Boeing 737-300 spare engines totaling $2,146,000 was the result of our decision in the fourth quarter of fiscal 2004 to sell these remaining spare engines. The impairment was based on three separate quotes from third parties. As of December 31, 2004, the carrying value of Boeing spare parts, excluding one spare engine, totaled approximately $6,254,000.

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

Derivative Instruments

             We account for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS 133”). SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

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

             During the year ended March 31, 2003, we received a $10,000,000 advance from the issuing bank for fees expected to be earned under the program. This advance was recorded as deferred revenue when it was received. Fees earned as credit cards are issued or renewed, and as points are awarded to the credit card customers are applied against this advance. In November 2004, we had earned all of the initial advance and earned an additional $1,933,000 as of December 31, 2004.

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

New Accounting Standards

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

             In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R), revised FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) in our second quarter of fiscal 2006. We are currently evaluating the provisions of SFAS No. 123(R) and have not yet determined the impact that its adoption will have on our results of operations or financial position.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

             Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the year ended March 31, 2004. Based on fiscal year 2004 actual fuel usage, such a change would have had the effect of increasing or decreasing our aircraft fuel expense by approximately $10,886,000 in fiscal year 2004. Comparatively, based on projected fiscal year 2005 fuel usage, including fuel required for our regional partner, such a change would have the effect of increasing or decreasing our aircraft fuel expense by approximately $15,448,000 in fiscal year 2005, excluding the effects of our fuel hedging arrangements. The increase in exposure to fuel price fluctuations in fiscal year 2005 is due to the increase of our average aircraft fleet size projected for the year ending March 31, 2005 and related gallons expected to be purchased.

             In September 2003, we entered into a swap agreement with a notional volume of 630,000 gallons per month for the period from January 1, 2004 to June 30, 2004. The fixed price of the swap was 74.50 cents per gallon and the agreement was estimated to represent 7% of our fuel purchases for that period. The results of operations for the nine months ended December 31, 2003 include an unrealized derivative gain of $539,000 that is included in fuel expense and a realized net gain of $515,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. On May 21, 2004, we entered into an additional derivative transaction that is designed to economically hedge approximately 25% of our projected fuel requirements in the quarters ending December 31, 2004 and March 31, 2005. On November 12, 2004, we entered into a two-way collar agreement that hedges approximately 27% of our expected fuel requirements for the quarter ended June 30, 2005. This collar uses Gulf Coast Jet A as its basis. The additional derivative transaction is a collar agreement that uses West Texas Intermediate crude oil as its basis. The cap price is set at $39.00 per barrel, and the floor is set at $34.85 per barrel. The results of operations for the nine months ended December 31, 2004 include an unrealized derivative gain of $432,000 that is included in fuel expense and a realized net gain of $2,490,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense with respect to these two agreeements.

Interest

             We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 86.8% of the debt on our owned Airbus A319 and A318 aircraft is subject to interest rate adjustments every three to nine months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0 percent) would have the effect of increasing or decreasing our annual interest expense by $2,648,000, assuming the loans outstanding that are subject to interest rate adjustments at December 31, 2004 totaling $264,788,000 are outstanding for the entire period.

             In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. As of December 31, 2004, we had hedged approximately 10.2% of our variable interest rate loans. As of December 31, 2004, the fair value of the swap agreement is an asset of $225,000.

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

FRONTIER AIRLINES, INC.

Date: February 8, 2005	By:	/s/ Paul H.Tate
Paul H. Tate, Vice President and
Chief Financial Officer

Date: February 8, 2005	By:	/s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer
- 35 -