Form 10-K
period 2005-03-31
FRONTIER AIRLINES INC /CO/
filed 2005-06-14
CIK 921929

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-12805

FRONTIER AIRLINES, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporated or organization)	84-1256945 (I.R.S. Employer Identification No.)
7001 Tower Road, Denver, CO (Address of principal executive offices)	80249 (Zip Code)
Registrant's telephone number including area code: (720) 374-4200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value Title of Class

        Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of common stock held by non-affiliates of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of September 30, 2004 was $270,181,214.

        The number of shares of the Company's common stock outstanding as of June 1, 2005 is 36,024,342.

        Documents incorporated by reference—Certain information required by Parts II and III is incorporated by reference to the Company's 2005 Proxy Statement.

PART I

        Special Note About Forward-Looking Statements—This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government's policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines ("United") and other competitors and other actions taken by United either in or out of bankruptcy protection; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel prices, and various risk factors to our business discussed elsewhere in this report. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile ("RASM") or cost per available seat mile ("CASM") can significantly affect operating results. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

Item 1:    Business

General

        Now in our eleventh year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport ("DIA"). We are the second largest jet service carrier at DIA based on departures. As of June 1, 2005, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. ("Horizon"), operate routes linking our Denver hub to 44 U.S. cities spanning the nation from coast to coast and to five cities in Mexico. During the year ended March 31, 2005, we began certain point-to- point routes to Mexico from non-hub cities. As of June 1, 2005, we provided jet service to Cancun, Mexico directly from four non-hub cities and we have submitted applications to the United States Department of Transportation ("DOT") for authority to provide jet transportation to Cozumel, Mexico from DIA and to Puerto Vallarta from Kansas City and Salt Lake City.

        We were organized in February 1994 and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet in service to 46 jets as of June 1, 2005 (32 of which we lease and 14 of which we own), consisting of 39 Airbus A319s and seven Airbus A318s. In April 2005 we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft. This plan began in May 2001 and we retired our last Boeing aircraft from our fleet in

April 2005. During the years ended March 31, 2005 and 2004, we increased year-over-year capacity by 27.4% and 19.0%, respectively. During the year ended March 31, 2005, we increased mainline passenger traffic by 28.6% over the prior year, outpacing our increase in capacity during the period. We intend to continue our growth strategy and will add frequency to new markets and existing markets that we believe are underserved.

        We currently operate on 16 gates on Concourse A at DIA on a preferential basis. We use these 16 gates and share use of up to four common use regional jet parking positions to operate approximately 222 daily mainline flight departures and arrivals and 52 Frontier JetExpress daily system flight departures and arrivals.

        In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 with three aircraft. We have increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft as of June 1, 2005. We control the scheduling of this service. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial incentives, penalties and changes to the margin based on the performance of Horizon and our financial performance. As of June 1, 2005, Frontier JetExpress provides service to Albuquerque, New Mexico; Boise, Idaho; Billings, Montana; El Paso, Texas; Little Rock, Arkansas; Oklahoma City, Oklahoma; Omaha, Nebraska; Spokane, Washington; Tucson, Arizona; and Tulsa, Oklahoma, and supplements our mainline service to San Jose, California; and Austin, Texas. This service replaced our codeshare arrangement with Mesa Airlines, which terminated on December 31, 2003.

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

Business Strategy and Markets

        Our business strategy is to provide air service at affordable fares to high volume markets from our DIA hub and limited point-to-point routes outside of our DIA hub. Our strategy is based on the following factors:

  •
  Stimulate demand by offering a combination of low fares, quality service and frequent flyer credits in our frequent flyer program, EarlyReturns.

  •
  Expand our Denver hub operation and increase connecting traffic by adding additional high volume markets to our current route system and by code sharing agreements and other relationships with other airlines.

  •
  Continue filling gaps in flight frequencies to current markets from our DIA hub and evaluate other opportunities for additional non-hub point-to-point routes.

Route System Strategy

        Our route system strategy encompasses connecting our Denver hub to top business and leisure destinations. We currently serve 45 of the top 50 destinations from Denver, as defined by the U.S. Department of Transportation's Origin and Destination Market Survey. During the year ended

March 31, 2005 and as of June 1, 2005, we added departures from DIA to the following cities with commencement dates as follows:

Destination	Commencement Date
Washington, D.C. (Dulles International)(1)	April 11, 2004
Anchorage, Alaska(2)	May 9, 2004
Billings, Montana(3)	May 23, 2004
Spokane, Washington(3)	May 23, 2004
Philadelphia, Pennsylvania	May 23, 2004
Nashville, Tennessee	June 20, 2004
Little Rock, Arkansas(3)	October 10, 2004
Detroit, Michigan	May 8, 2005
Tulsa, Oklahoma(3)	May 22, 2005

(1)
Service discontinued on January 31, 2005.

(2)
Service is seasonal and was terminated on September 25, 2004 and resumed on May 8, 2005.

(3)
Flights operated exclusively by Frontier JetExpress.

        On April 11, 2004, we began our first significant non-hub point-to-point routes from Los Angeles, California. We began service from Los Angeles International Airport ("LAX") to Kansas City, Missouri; Minneapolis/St. Paul, Minnesota; St. Louis, Missouri and Philadelphia, Pennsylvania. Due to the disappointing passenger loads and yields in these markets, we began termination of our point-to-point service from LAX on August 15, 2004. By February 2005, all point-to-point route service from LAX was discontinued.

        In July 2004, we began our first point-to-point non-hub routes to Cancun, Mexico. We began service from Cancun, Mexico to the following cities with the commencement dates and current frequencies as follows:

Destination	Round-Trip Frequencies Scheduled Per Week as of June 1, 2005	Commencement Date
Kansas City, Missouri	3	July 2004
Salt Lake City, Utah	1	July 2004
Nashville, Tennessee	3	November 2004
Austin, Texas(1)	—	November 2004
St. Louis, Missouri	3	February 2005

(1)
Discontinued service on March 18, 2005

        We have filed an application with the U.S. Department of Transportation and have received authority to fly non-stop from our Denver hub to Cozumel, Mexico three times per week. We also received authority to offer non-stop service to Puerto Vallarta from Kansas City and Salt Lake City with three flights per week in each market. Current agreements between United States of America and the country of Mexico restrict service between city pairs between the two countries, such that applications for authorization are often challenged and not necessarily successful. If granted authority from the DOT, both the Puerto Vallarta and the Cozumel service would begin in the 2005-2006 winter season and Cozumel would represent our sixth non-stop Mexico destination from our Denver hub.

        We intend to begin new service to Akron-Canton Airport (CAK) in Ohio from our DIA hub with one daily round-trip flight on June 15, 2005 to be expanded to two round-trip frequencies on June 26, 2005. We also intend to begin service to San Antonio International Airport (SAT) in Texas from our DIA hub with two daily round-trip frequencies on June 26, 2005. In addition, due to our increased traffic in the first part of fiscal year 2006, we announced that we intend to increase frequencies in the following markets: Reno, Nevada; San Jose, California; Nashville, Tennessee; San Francisco, California; Dallas, Texas; St. Louis, Missouri; Milwaukee, Wisconsin; Minneapolis-St. Paul, Minnesota and Sacramento, California. In addition, we announced that we intend to expand the 2005 season for Anchorage, Alaska to January 3, 2006 and we intend to add another frequency on June 19, 2005. We also announced on May 26, 2005 that we intend to begin new service to both Dayton International Airport (DAY) and Fresno Yosemite International Airport (FAT) from our DIA hub. Frontier JetExpress will operate this route with two daily roundtrip flights beginning August 31, 2005.

        We will continue to maintain a disciplined growth strategy by focusing on the growth of our DIA hub, expanding our point-to-point service to Mexico through partnerships with tour operators, increasing frequency on our existing routes, and entering new markets.

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

        In conjunction with the branding campaign, we have signed sponsorship agreements to be the exclusive airline of The Pepsi Center in Denver, Denver's National Hockey League team, the Colorado Avalanche, and Denver's National Basketball Association team, the Nuggets. We have also signed sponsorship agreements with Colorado's Major League Baseball team the Rockies, Colorado's National Lacrosse League team, the Colorado Mammoth, and Colorado's Arena Football League team, the Colorado Crush. We have also entered into sponsorship agreements to be the exclusive airline partner for the college athletic programs of the Air Force Academy, Colorado State University, the University of Denver, the University of Northern Colorado, and the University of Colorado. The agreements allow for prominent signage in applicable stadiums and arenas, participation in-game promotions, receipt of prominent logo and advertising placement in publications and access to joint promotion opportunities. These agreements vary in terms of length and the amount and method of compensation to the sponsored entities.

        In order to increase connecting traffic, we began two code share agreements, one with Great Lakes Aviation Ltd. in July 2001 and the other with Mesa Air Group operating as Frontier JetExpress in February 2002. Mesa was replaced with Horizon in January 2004. We have also negotiated interline agreements with 106 domestic and international airlines serving cities on our route system. Generally, these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

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

LiveTV

        In October 2002, we signed a purchase and long-term services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. DIRECTV® programming features 24 channels of live television delivered to each seat. We implemented a $5 per segment usage charge for access to the system to offset the costs for the system equipment, programming, and services. In 2005, we continued to improve our customers' flying experience by adding four additional channels that offer current-run pay-per-view movies.

Customer Loyalty Program

        Effective February 1, 2001, we commenced EarlyReturns, our own frequent flyer program. Our frequent flyer program won awards at the 2004 Freddie Awards for frequent flyer programs and was one of the youngest frequent flyer programs to be recognized. EarlyReturns was awarded second place for best customer service, best award redemption, best bonus promotion, and best award for the 15,000 miles ticket redemption. In addition, EarlyReturns was awarded third place for program of the year. We believe that our frequent flyer program offers some of the most generous benefits in the industry, including a free round-trip after accumulating only 15,000 miles (25,000 miles to our destinations in Mexico). There are no blackout dates for award travel. Additionally, members who earn 25,000 or more EarlyReturns flight miles annually attain Summit Level status, which includes a 50% mileage bonus on each paid Frontier flight, priority check-in and boarding, complimentary on-board alcoholic beverages and DIRECTV, extra allowance on checked baggage and priority baggage handling, guaranteed reservations on any Frontier flight when purchasing an unrestricted coach class ticket at least 72 hours prior to departure, standby at no charge on return flights the day before, the day of, and the day after, and access to an exclusive customer service toll-free phone number. Members who earn 15,000 - 24,999 EarlyReturn flight miles annually attain Ascent Level status, which includes a 25% mileage bonus on each Frontier flight, priority check-in and boarding, complimentary DIRECTV service, and access to an exclusive customer service toll-free phone number. Members earn one mile for every mile flown on Frontier plus additional mileage with program partners, which presently include Midwest Airlines, Virgin Atlantic Airways, Alamo, Hertz, National and Dollar Car Rentals, Kimpton Boutique Hotels, Inverness Hotel & Golf Resort, Peaks at Vail Resorts, The Flower Club, Citicorp Diners Club, Inc., and Qwest Communications. To apply for the EarlyReturns program, customers may visit our Web site at www.frontierairlines.com; obtain an EarlyReturns enrollment form at any of our airport counters or call our EarlyReturns Service Center toll-free hotline at 866-26-EARLY, or our reservations at 800-432-1FLY.

        In March 2003, we entered into a co-branded credit card arrangement with a MasterCard issuing bank. Credit card users earn miles on their credit card purchases. We receive fees for new accounts, the purchase of frequent flier miles awarded to credit card customers and a percentage of the annual renewal fees.

Product Pricing

        We offer a range of fares, including 21-day, 14-day, 7-day and 3-day advanced purchase fares, and a walkup fare. Walkup fares are refundable and changeable in each market. In addition to our regular fare structure, we frequently offer sale fares in the markets we serve and match the sale fares offered by other airlines. We offer both one-way and round-trip fares not requiring a Saturday night stay.

Competition and Market Barriers

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

        In February 2003, United launched a new low-fare airline, Ted, which we believe was developed in an attempt to operate with lower costs than United's mainline operations. We cannot predict if other major carriers will also begin to offer low-cost business models in response to competition from low-fare airlines or whether these attempts will prove to be successful. By April 2005, United had implemented capacity reductions and shifted certain routes from mainline service aircraft to regional jets such that 40% of all United departures from Denver are flown by regional aircraft.

        We compete principally with United, the dominant carrier at DIA. During the month of April 2005, United, Ted, and its commuter affiliates had a total market share at DIA of approximately 56.0%, down from 59.7% during the month of April 2004. United has a competitive advantage due to its larger number of flights from DIA, its significantly broader domestic and international route system, and its offering a multiple class cabin for most of its flights. Our market share, including our codeshare affiliates, at DIA for the month of April 2005 approximated 19.5%, up from 17.4% during the month of April 2004. As of June 1, 2005, we directly compete with United and United regional jet affiliates on 94% of the cities we serve out of DIA. We compete with United primarily on the basis of fares, fare flexibility, the number of markets we operate in and the number of frequencies within a market, our frequent flyer programs, the level of passenger entertainment available on our aircraft and the quality of our customer service.

        Where we do not compete directly with United, we compete with many other air carriers for the limited number of passengers desiring to travel between the cities we serve. With excess capacity in these and almost all markets, it is extremely difficult to demand fare levels sufficient to offset the high costs of operating an airline, particularly the current high prices for aviation fuel.

        At the present time, New York's LaGuardia and John F. Kennedy International Airports and Washington Ronald Reagan National Airport are regulated by means of "slot" allocations, which represent government authorization to take off or land at a particular airport within a specified time period. Federal Aviation Administration ("FAA") regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances. We were awarded six high-density exemption slots at LaGuardia, and at the present time, we utilize four of these slots to operate two daily round-trip flights between Denver and LaGuardia. In addition to slot restrictions, National is limited by a perimeter rule, which limits flights to and from National to 1,250 miles. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, or AIR 21, was enacted. AIR 21 authorized the Department of Transportation ("DOT") to grant up to 12 slot exemptions beyond the 1,250-mile National perimeter, provided certain specifications are met. Under AIR 21, we were awarded two slots for one daily round-trip flight. In 2004 the Vision 100—Century of

Flight Aviation Authorization Act was enacted, which authorized the DOT to grant an additional 12 slot exemptions into Reagan National. In April 2004, we were granted four additional slots at National for two additional round-trip flights.

        Another airport we serve, John Wayne International Airport in Santa Ana, California (SNA), is also slot controlled at the local level as mandated by a federal court order. We were originally awarded six arrival and departure slots at SNA, or three daily round-trips. We began service with two daily round-trips to SNA in August 2003 and began a third daily round- trip in March 2004.

Maintenance and Repairs

        All of our aircraft maintenance and repairs are accomplished in accordance with our maintenance program approved by the FAA. We maintain spare or replacement parts primarily in Denver, Colorado. Spare parts vendors supply us with certain of these parts, and we purchase or lease others from other airline or vendor sources.

        Since mid-1996, we have trained, staffed and supervised our own maintenance work force at Denver, Colorado. We sublease a portion of Continental Airlines' hangar at DIA where we currently perform most of our own maintenance through the "D" check level. We also maintain line maintenance facilities at Phoenix, Arizona and Kansas City, Missouri. Outside FAA approved contractors perform other major maintenance, such as major engine repairs. We have attempted to level our engine maintenance expenses by entering into a Maintenance Cost Per Hour ("MCPH") agreement with GE Engine Services, Inc. ("GE"). This agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the agreement term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term on the covered engines. This agreement requires monthly payments at a specified rate times the number of flight hours the engine operated during that month. For our leased aircraft, the lessors pay GE directly for the repair of aircraft engines in conjunction with this agreement from reserve accounts established under the applicable lease documents. Currently, all of our owned aircraft and 27 of our leased aircraft are subject to GE MCPH agreement.

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

        Our monthly completion factors for the years ended March 31, 2005, 2004, and 2003 ranged from 99.3% to 99.9%, 98.9% to 99.9%, and from 98.2% to 99.7%, respectively. The completion factor is the percentage of our scheduled flights that were operated by us, whether or not delayed (i.e., not canceled). Canceled flights were principally a result of mechanical problems and, to a lesser extent, weather. We believe that the year over year improvement in our monthly completion factors is attributable to better maintenance and the increase in aircraft reliability as a result of the new Airbus aircraft added to our fleet.

        For six consecutive years starting in 1999, our maintenance and engineering department received the FAA's highest award, the Diamond Certificate of Excellence, in recognition of 100 percent of our maintenance and engineering employees completing advanced aircraft maintenance training programs. The Diamond Award recognizes advanced training for aircraft maintenance professionals throughout the airline industry. We were the first Part 121 domestic air carrier to achieve 100 percent participation in this training program by our maintenance employees.

Fuel

        During the years ended March 31, 2005, 2004, and 2003, jet fuel, including hedging activities, accounted for 21.6%, 17.7% and 17.2%, respectively, of our operating expenses. We have arrangements with major fuel suppliers for substantial portions of our fuel requirements, and we believe that these arrangements assure an adequate supply of fuel for current and anticipated future operations. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond our control. Therefore, we cannot predict the future availability and cost of jet fuel with any degree of certainty. Fuel prices increased significantly in fiscal 2005. Our average fuel price per gallon including hedging activities, taxes and into-plane fees was $1.41 for the year ended March 31, 2005, with the monthly average price per gallon during the same period ranging from a low of $1.19 to a high of $1.64. Our average fuel price per gallon including hedging activities, taxes and into-plane fees was $1.04 for the year ended March 31, 2004, with the monthly average price per gallon during the same period ranging from a low of 89¢ to a high of $1.20. As of June 1, 2005, the price per gallon was approximately 1.71¢ excluding the impact of fuel hedges. We implemented a fuel-hedging program in November 2002, under which we enter into Gulf Coast jet fuel option contracts to partially protect us against significant increases in fuel prices. Our fuel-hedging program is limited in fuel volume and duration. As of March 31, 2005, we had hedged approximately 28% of our projected fuel requirements for the quarter ending June 30, 2005. On May 13, 2005, we entered into an additional derivative transaction that hedges approximately 20% of our projected fuel requirements for the period from July 1, 2005 to December 31, 2005.

        Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and financial results. Our ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly because of our affordable fare strategy.

Insurance

        We carry insurance limits of $1.0 billion per aircraft per occurrence in property damage and passenger and third-party liability insurance, and insurance for aircraft loss or damage with deductible amounts as required by our aircraft lease agreements, and customary coverage for other business insurance. While we believe such insurance is adequate, there can be no assurance that such coverage will adequately protect us against all losses that we might sustain. Our aircraft hull and liability coverage renewed on June 7, 2004 for one year and will be extended beyond the expiration date through December 31, 2005 at reduced rates.

        In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government's excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The Appropriations Act of 2002 authorized the government to offer both policies through August 31, 2004. The Emergency Wartime Supplemental Appropriations Act extended the government's mandate to provide war-risk insurance until December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government's mandate to provide war-risk insurance until August 31, 2005, at the discretion of the Secretary of Transportation. We cannot assure you that any extension will occur, or if it does, how long the extension will last. We expect that if the government stops providing war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government.

Employees

        As of June 1, 2005, we had 4,526 employees, including 3,612 full-time and 914 part-time personnel. Our employees included 528 pilots, 789 flight attendants, 1,156 customer service agents, 457 ramp service agents, 353 reservations agents, 116 aircraft appearance agents, 69 catering agents, 331 mechanics and related personnel, and 727 general management and administrative personnel. We consider our relations with our employees to be good.

        We have established a compensation philosophy that we will pay competitive wages compared to other airlines of similar size and other employers with which we compete for our labor supply. Employees have the opportunity to earn bonuses under our profit sharing program and may be granted shares of the Company's common stock under our Employee Stock Ownership Program, ("ESOP"). The bonus and ESOP grants are discretionary and reviewed by our Board of Directors each year.

        Effective May 2000, we enhanced our 401(k) Retirement Savings Plan by announcing an increased matching contribution by the Company. Participants may receive a 50% Company match for contributions up to 10% of salary. This match is discretionary and is approved on an annual basis by our Board of Directors. The Board of Directors has approved the continuation of the match through the plan year ending December 31, 2005.

        For the plan years ended December 31, 2005, 2004 and 2003, the Board of Directors contributed 346,400, 298,174, and 347,968 shares of stock to the ESOP, respectively. These shares are allocated to eligible employees at the end of the plan year. Employees become vested in shares allocated to their account 20% per year, and may obtain a distribution of vested shares upon leaving the company. We believe that the 401(k) match and the Company ESOP and the related vesting schedules of 20% per year may reduce our employee turnover rates.

        In March 2005, we adopted a new annual bonus and long-term incentive plan for our officers and directors. The long-term incentive plan included the issuance of 172,578 stock-only stock appreciation rights, 63,994 restricted stock units and a three-year cash incentive pool for the fiscal year ending March 31, 2006. Annual bonuses and three-year cash incentive pools are paid out based upon pre-tax profits and a modifier based on our annual pre-tax profit performance relative to peer group companies.

        Three of our employee groups have voted for union representation: our pilots voted in November 1998 to be represented by an independent union, the Frontier Airline Pilots Association, our dispatchers voted in September 1999 to be represented by the Transport Workers Union, and our mechanics voted in July 2001 to be represented by the International Brotherhood of Teamsters. The first bargaining agreement for the pilots, which has a five-year term, was ratified and became effective in May 2000. Negotiations for a new agreement began in May 2005. The first bargaining agreement for the dispatchers, which had a three-year term, was ratified and became effective in September 2000. A new three-year agreement with the dispatchers became effective on September 14, 2003. The first bargaining agreement for the mechanics, which has a three-year term, was ratified and became effective in July 2002. Negotiations for a new agreement will begin in mid-2005. In July 2003, the International Brotherhood of Teamsters filed an application with the National Mediation Board, ("NMB"), for an accretion of the Company's aircraft appearance agents and maintenance cleaners into the mechanics union. On October 9, 2003, the NMB issued a decision that the aircraft appearance agents and maintenance cleaners should be accreted into the mechanics union. We appealed this decision, and in February 2004 the NMB denied the appeal. Negotiations with these two employee groups began in May 2004. As of June 1, 2005, no definitive agreement has been reached with these two work groups. Since 1997, we have had other union organizing attempts that were defeated by our flight attendants, ramp service agents, and material services specialists. However, we have received official notification from the NMB of a representation application for the Association of Flight Attendants—CWA. An election has been authorized which will occur this summer.

        All new employees are subject to pre-employment drug testing. Those employees who perform safety sensitive functions are also subject to random drug and alcohol testing, and mandatory testing in the event of an accident.

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

        U.S. Department of Transportation.    The DOT's jurisdiction extends primarily to the economic aspects of air transportation, such as certification and fitness, insurance, advertising, computer reservation systems, deceptive and unfair competitive practices, and consumer protection matters such as compliance with the Air Carrier Access Act, on-time performance, denied boarding, discrimination and baggage liability. The DOT also is authorized to require reports from air carriers and to investigate and institute proceedings to enforce its economic regulations and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions. We hold a Certificate of Public Convenience and Necessity issued by the DOT that allows us to engage in air transportation.

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

        Environmental Matters.    The Aviation Safety and Noise Abatement Act of 1979, the Airport Noise and Capacity Act of 1990 and Clean Air Act of 1963 oversee and regulate airlines with respect to aircraft engine noise and exhaust emissions. We are required to comply with all applicable FAA noise control regulations and with current exhaust emissions standards. Our fleet is in compliance with the FAA's Stage 3 noise level requirements. In addition, various elements of our operation and maintenance of our aircraft are subject to monitoring and control by federal and state agencies overseeing the use and disposal of hazardous materials and storm water discharge. We believe we are currently in substantial compliance with all material requirements of these agencies.

        Railway Labor Act/National Mediation Board.    Our labor relations with respect to our unionized employees are covered under Title II of the Railway Labor Act and are subject to the jurisdiction of the NMB.

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

        As of March 31, 2005, we have commitments to purchase 13 additional new Airbus A319 aircraft over approximately the next three years. We have secured leasing commitments for seven additional Airbus A319 aircraft. As of June 1, 2005, we have financing commitments for all of our Airbus deliveries through December 31, 2006. To complete the purchase of the remaining aircraft, we must secure aircraft financing, which we may not be able to obtain on terms acceptable to us, if at all. The amount of financing required will depend on the required down payment on mortgage-financed aircraft and the extent to which we lease as opposed to purchase the aircraft. We are exploring various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions. There can be no guarantee that additional financing will be available when required or on acceptable terms. The inability to secure the financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of Airbus aircraft that we have agreed to purchase, which would impair our strategy for long-term growth and could result in the loss of pre-delivery payments and deposits previously paid to the manufacturer, and/or the imposition of other penalties or the payment of damages for failure to take delivery of the aircraft in accordance with the terms of the purchase agreement with the manufacturer.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could increase the risk of failing to meet payment obligations.

        As of March 31, 2005, our total debt was $306 million. Maturities of our long-term debt are $18.2 million in fiscal year 2006, $19.2 million in fiscal year 2007, $20.3 million in fiscal year 2008, $21.5 million in 2009, $22.7 million in 2010, and an aggregate of $199.1 million for the years thereafter. After accounting for the effect of our interest rate derivative hedge, 86.8% of our total long-term debt bears floating interest rates and the remaining 13.2% bears fixed rates. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of March 31, 2005, future minimum lease payments under non-cancelable operating leases were approximately $132.4 million in fiscal year 2006, $131.1 million in fiscal year 2007, $127.2 million in fiscal year 2008, $122.5 million in fiscal year 2009, $121.4 million in fiscal year 2010 and an aggregate of $642.8 million for the years thereafter. Future minimum lease payments include signed lease agreements representing an obligation to lease seven aircraft over the next two years, which, subject to the satisfaction of certain contingencies, represent lease payments of $180 million in the aggregate. Approximately 85% of our minimum lease payments related to aircraft and leased engines are fixed in nature, and the remaining 15% are adjusted periodically based on floating interest rates. As of March 31, 2005, we have commitments of approximately $524 million to purchase 13 additional aircraft over approximately the next three years, including estimated amounts for contractual price escalations, spare parts to support these aircraft and to equip the aircraft with LiveTV. We will incur additional debt or long-term lease obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets.

Many of our financial obligations contain cross-default provisions.

        Financial arrangements that contain cross-default provisions could be declared in default and all amounts outstanding could be declared immediately due and payable. If we did not have sufficient available cash to pay all amounts that become due and payable, or otherwise a default is significant and obligations under our lease and loan agreements are accelerated under default provisions, we may have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, we would have to sell assets in order to obtain the funds required to make the accelerated payments.

Our failure to successfully implement our growth strategy could harm our business.

        Our growth strategy involves adding up to 18 additional Airbus aircraft, increasing the frequency of flights to markets we currently serve, expanding the number of markets served and increasing flight connection opportunities. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. We will also need to obtain additional gates and other operational facilities at DIA. Any condition that would deny, limit or delay our access to airports we seek to serve in the future will constrain our ability to grow. Additionally, traffic may not materialize in new markets. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion will also require additional skilled personnel, equipment and facilities. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively may negatively affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully expand our existing markets or establish new markets, and our failure to do so could harm our business.

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

        The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares and increased the ability of airlines to compete with respect to flight frequencies and fares. We compete with United in our hub in Denver, and we anticipate that we will compete principally with United in our future market entries. United, Ted, and United's regional airline affiliates are the dominant carriers out of DIA, accounting for approximately 58.0% of all revenue passengers for the year ended March 31, 2005. Fare wars, predatory pricing, "capacity dumping" in which a competitor places additional aircraft on selected routes, and other activities could adversely affect us. The future activities of United and other carriers may have a material adverse effect on our revenues and results of operations. United currently operates 16 flights a week to Mexico that compete with our current routes to Mexico. United has applied for authorization and has been granted authority to fly from Denver to Cozumel, Mexico, which is a market in which we intend to began service during the 2005-2006 winter season. Most of our current and potential competitors have significantly greater financial resources, larger route networks, and superior market identity. In addition, United is currently operating under the protection of Chapter 11 of the Bankruptcy Code. As it seeks to develop a plan of reorganization, United has created a low-cost operation in order to compete more effectively with us and other low-cost carriers. Denver is a hub for its new low-cost operation, which began in February 2004. United's low-cost venture, and United's ability to lower the costs of its mainline operations through the bankruptcy process, including its ability to shed itself of significant financial obligations under its pension plans, may place downward pressure on air fares charged in the Denver market and adversely affect our market share at DIA and our ability to maintain yields required for profitable operations. The uncertainty regarding United's business plan, its ability to restructure under Chapter 11, and its potential for placing downward pressure on air fares charged in the Denver market are risks on our ability to maintain yields required for profitable operations. In addition, in the last three years Alaska Airlines, Spirit Airlines, JetBlue Airways, AirTran Airways and ATA Airlines, Inc. have commenced service at DIA. These airlines have offered low introductory fares and compete on several of our routes. Competition from these airlines could adversely affect us.

We may not have access to adequate gates or airport slots, which could decrease our competitiveness.

        The number of gates, ticket counter or office space available to us at DIA, or any other airport where we operate or seek to commence operations in the future may be limited due the lack of available space or disruptions caused by airport renovation projects. Available facilities may not provide for the best overall service to our customers, and may prevent us from scheduling our flights during peak or opportune times. The lack of available facilities may limit our ability to expand service to certain cities or restrict our ability to plan departures and arrivals in a manner to provide efficient service or connecting times to and through our Denver hub. Inefficient operations may result in a reduction in passenger bookings or lost revenue.

        At DIA, our hub, we currently have access to a sufficient number of gates and other facilities to accommodate our level of service. Two of the gates we use at DIA are leased by United, but the airport authority has provided us the right to use these gates on a temporary basis through October 2005. If the airport or United seek to take back control of these gates, we may need to alter our overall flight schedules over the remaining gates in a manner that will increase connecting times for passengers connecting through DIA. This change in flight schedules could result in a decrease in passenger bookings and a loss of revenue from connecting traffic. We are currently conducting negotiations with DIA to develop a permanent solution to our gates needs at DIA, either through new construction or by gaining permanent access to existing gates.

        In the United States, the FAA currently regulates slot allocations at O'Hare International Airport in Chicago, JFK and LaGuardia Airports in New York City, and Ronald Reagan National Airport in Washington D.C. John Wayne Airport in Orange County also limits arrivals and departures at its airport for noise control purposes. We currently operate at LaGuardia Airport, Ronald Reagan National Airport and John Wayne Airport by virtue of having been awarded arrival and departure slots at these airports. In each case, the agencies controlling slot allocations reserve the right to recall slot allocations for, among other reasons, lack of meeting frequency or capacity requirements. If we lose existing slot allocations, are denied requests for additional slot allocations at these airports, or are denied slot allocations at other slot-controlled airports where we wish to operate in the future, our ability to provide service would be restricted, eliminated, or reduced. As these cities represent key markets, the resulting restriction on our service could negatively effect our revenue production.

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

In addition, United, currently operating under the protection of Chapter 11 of the Bankruptcy Code, represents a significant tenant at DIA. At this time, United and DIA have completed negotiations relating to the restructuring of its lease agreement in a fashion that reduces the amounts United is required to pay under its lease. Normally, the decrease in payments by United would result in the increase in amounts paid by all other airlines. At this time, however, the City and County of Denver has agreed to offset the decrease in payments negotiated by United. The City's obligation to make these offset payments is subject to rescission in certain circumstances. If these payments are rescinded, if the renegotiated lease is not approved under United's final plan of reorganization, or if United otherwise significantly reduces operations at DIA, our overall costs at DIA may significantly increase.

Our transition to an Airbus fleet creates risks.

        As of June 1, 2005, we operate 46 Airbus aircraft. We completed our transition to operating only Airbus aircraft in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. However, during our transition period we had additional costs associated with retraining our Boeing crews in the Airbus aircraft. We expect to incur the last remaining pilot transitional training costs in the quarter ending June 30, 2005. We also retired three Boeing aircraft in advance of the end of the lease agreements in April 2005. As such, we will recognize the remaining lease obligations of these three leased aircraft as an expense in the first quarter of fiscal year 2006. We will incur expenses associated with the return of our remaining out-of-service Boeing aircraft to their respective lessors in both our first and second quarters of fiscal year 2006.

        Since we operate only Airbus aircraft and GE engines, we are dependent on single manufacturers for future aircraft acquisitions or deliveries, spare parts or warranty service. If Airbus is unable to perform its obligations under existing purchase agreements, or is unable to provide future aircraft or services, whether by fire, strike or other events that affect its ability to fulfill contractual obligations or manufacture aircraft or spare parts, we would have to find another supplier for our aircraft. Currently, Boeing is the only other manufacturer from which we could purchase or lease alternate aircraft. If we were forced to acquire Boeing aircraft, we would need to address fleet transition issues, including substantial costs associated with retraining our employees, acquiring new spare parts, and replacing our manuals. In addition, the fleet efficiency benefits described above may no longer be available.

        We also are particularly vulnerable to any problems that might be associated with the Airbus aircraft. Our business would be significantly disrupted if an FAA airworthiness directive or service bulletin were issued resulting in the grounding of all Airbus aircraft of the type we operate while the defect is being corrected. Our business could also be harmed if the public avoids flying Airbus aircraft due to an adverse perception about the aircraft's safety or dependability, whether real or perceived, in the event of an accident or other incident involving an Airbus aircraft of the type we fly.

We are reliant on one vendor to provide our LiveTV service

        One of the unique features of our Airbus fleet is that every seat in each of our Airbus aircraft is equipped with LiveTV. LiveTV is provided by LiveTV, LLC, a subsidiary of JetBlue Airways, a competitor of ours. We do not know of any other company that could provide us with LiveTV equipment and if LiveTV were to stop supplying us with the equipment or service for any reason, we could lose one of the unique services that differentiate us from our competitors.

Our maintenance expenses may be higher than we anticipate and will increase as our fleet ages.

        We bear the cost of all routine and major maintenance on our owned and leased aircraft. Maintenance expenses comprise a significant portion of our operating expenses. In addition, we are required periodically to take aircraft out of service for heavy maintenance checks, which can adversely increase costs and reduce revenue. We also may be required to comply with regulations and airworthiness directives the FAA issues, the cost of which our aircraft lessors may only partially assume depending upon the magnitude of the expense. Although we believe that our owned and leased aircraft are currently in compliance with all FAA issued airworthiness directives, additional airworthiness directives likely will be required in the future, necessitating additional expense.

        Because our average age of our aircraft is approximately 2.0 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

Our landing fees may increase because of local noise abatement procedures.

        As a result of litigation and pressure from residents in the areas surrounding airports, airport operators have taken actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during night time hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement. The Airport Noise and Capacity Act of 1990 recognized the right of airport operators with special noise problems to implement local noise abatement procedures as long as the procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Compliance with local noise abatement procedures may lead to increased landing fees.

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

        Three of our employee groups have voted for union representation: our pilots, dispatchers, and mechanics. In addition, since 1997 we have had union organizing attempts that were defeated by our flight attendants, ramp service agents, and stock clerks. We received official notification from the NMB of a representation application for the Association of Flight Attendants—CWA. An election has been authorized which will occur this summer.

        If any group of our currently non-unionized employees were to unionize and we were unable to reach agreement on the terms of their and other currently unionized employee groups' collective bargaining agreements or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting certain groups for their non-union status or conducting sympathy action for fellow members striking at other airlines. Any of these events would be disruptive to our operations and could harm our business.

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

Our lack of higher borrowing capacity under our current lines of credit and lack of other borrowing facilities makes us highly dependent upon our existing cash and operating cash flows.

        Airlines require substantial liquidity to operate. We have a line of credit with a maximum borrowing amount of $13.0 million based on 50% of the value of certain spare parts inventory. Currently, based on our eligible spare parts inventory, we can borrow up to $7.3 million. We have also entered into a firm commitment for an additional revolving line of credit for $5.0 million subject to the execution and delivery of closing documents. Our limited borrowing capacity means we rely primarily on operating cash flows to provide working capital. Unless we secure additional borrowing capacity under lines of credit, borrowing facilities or other financing, we will be dependent upon our existing cash and operating cash flows to fund our operations and to make scheduled payments on our debt and other fixed obligations. If we deplete our existing cash, fail to generate sufficient funds from operations to meet these cash requirements and are unable to secure a line of credit, borrowing facility or other financing, we could default on our debt and other fixed obligations. Our inability to meet our obligations as they become due would seriously harm our business and financial results, particularly, as discussed earlier, in light of the cross-default clauses contained in many of our financing arrangements.

If we are unable to attract and retain qualified personnel at reasonable costs, our business will be harmed.

        Our business is labor intensive, with labor costs representing 30.5% of our operating expenses excluding fuel for the year ended March 31, 2005 and 31.6% of our operating expenses excluding fuel for the year ended March 31, 2004. We expect salaries, wages and benefits to increase on a gross basis. These costs could increase as a percentage of our overall costs, which could harm our business. Our growth plans will require us to hire, train and retain a significant number of new employees in the future. From time to time, the airline industry has experienced a shortage of personnel licensed by the FAA, especially pilots and mechanics. We compete against the major U.S. airlines for labor in these highly skilled positions. Many of the major U.S. airlines offer wage and benefit packages that exceed our wage and benefit packages. As a result, in the future, we may have to increase significantly wages and benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, we may be unable to complete our growth plans and our business could be harmed.

We rely heavily on automated systems and technology to operate our business and any failure of these systems could harm our business.

        We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, telecommunication systems, website, check-in kiosks and in-flight entertainment systems. Substantial or repeated system failures to any of the above systems could reduce the attractiveness of our services and could result in our customers purchasing tickets from another airline. Any disruptions in these systems could result in the loss of important data, increase our expenses and generally harm our business.

        In February 2005, we implemented a new reservation system and modified our website. We experienced cutover problems and have continued to experience system cutover issues. This has caused operational and financial disruptions and may have the effect of discouraging some travelers from purchasing tickets from us. In addition, a seemingly high percentage of customers have been booking flights on our airline through third-party websites, which has increased our distribution costs and required us to increase staffing levels in our reservations offices.

Risks Associated with the Airline Industry

The airline industry has incurred significant losses resulting in airline restructuring and bankruptcies, which could result in changes in our industry.

        As a result of slower general economic conditions that have persisted since 2001, domestic airlines have experienced a decline in demand resulting in extensive industry-wide financial losses. While domestic passenger traffic is returning to previous levels, the airline industry has continued to add or restore capacity, resulting in strong price competition. Financial losses have continued into 2004 resulting in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as other efficiency and cost-cutting measures. Two major airlines have reexamined their traditional business models and have created their own low-fare operations. Despite these actions, several airlines have sought or threatened reorganization under Chapter 11 of the U.S. Bankruptcy Code permitting them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Such factors may have a greater impact during time periods when the industry encounters continued financial losses, as airlines under financial pressures may institute pricing structures to achieve near-term survival rather than long-term viability. It is foreseeable that further airline reorganizations, bankruptcies, or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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

        Given the magnitude and unprecedented nature of the September 11 attacks, the uncertainty and fear of consumers resulting from the war in Iraq, and the potential for other hostilities in other parts of the world, it is uncertain what long-term impact these events will or could have on the airline industry in general and on us in particular. These factors could affect our operating results and financial condition by creating weakness in demand for air travel, increased costs due to new security measures and the potential for new or additional government mandates for security related measures, increased insurance premiums, increased fuel costs, and uncertainty about the continued availability of war risk coverage or other insurances. In addition, several plaintiffs filed lawsuits in the United States District

Court, Southern District of New York based on the events of September 11, 2001. The complaints name as defendants various security system manufacturers and suppliers and several airlines that were operating at Boston Logan International Airport and Portland (Maine) International Jetport on September 11, 2001, including us. The complaints generally allege that the defendants failed to provide adequate security systems or supervision of security procedures at Logan Airport and Portland Jetport. At this time, we have been dismissed from all existing lawsuits, but it is possible for plaintiffs to file new complaints against us until the statute of limitations period expires.

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

        Fuel is a major component of our operating expenses, accounting for 21.6% of our total operating expenses for the year ended March 31, 2005, up from 17.7% for the year ended March 31, 2004. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil producing countries throughout the world, and fuel costs fluctuate widely. Recently the price per barrel of oil is as at an all-time high and has significantly impacted our results of operations. We cannot predict our future cost and availability of fuel, which affects our ability to compete. The unavailability of adequate fuel supplies could have a material adverse effect on our operations and profitability. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel. We generally follow industry trends by imposing a fuel surcharge in response to significant fuel price increases. However, our ability to pass on increased fuel costs may be limited by economic and competitive conditions. Although we implemented a fuel hedging program in 2003, under which we enter into Gulf Coast jet fuel and West Texas Intermediate crude derivative contracts to partially protect against significant increases in fuel prices, this program is limited in fuel volume and duration. As of March 31, 2005, we had hedged approximately 28% of our projected fuel requirements for the quarter ending June 30, 2005. On May 13, 2005, we entered into an additional derivative instrument that hedge approximately 20% of our projected fuel requirements for the period from July 1, 2005 to December 31, 2005.

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

        We, like many in the industry, have seen a negative impact to passenger traffic caused by the war with Iraq as well as threats of further terrorist activities. The impact has been more prevalent with our business traffic, which is higher yield traffic that books closer to the date of departure, than with our leisure customers. Even though the threats of further terrorist activities has impacted us, we believe that the larger, more established carriers are being impacted to a greater extent as more price sensitive business travelers who typically fly these carriers are looking for affordable alternatives similar to the service we provide. The larger carriers have reduced their "close-in" fare structure to more aggressively compete for this traffic. Aggressive pricing tactics by our major competitors have had and could continue to have an impact on our business.

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

        In December 2002, under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to permit airlines to elect either the government's excess third-party coverage or for the government to become the primary insurer for all war risks coverage. We elected the latter in February 2003 and discontinued the commercially available war risk coverage. The Appropriations Act authorized the government to offer both policies through August 31, 2004. The Emergency Wartime Supplemental Appropriations Act extended the government's mandate to provide war-risk insurance until December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government's mandate to provide war-risk insurance until August 31, 2005, at the discretion of the Secretary of Transportation. We cannot assure you that this coverage will continue. We expect that if the government stops providing war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums would harm our financial condition and results of operations.

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

        The airline industry is characterized by low profit margins and high fixed costs primarily for personnel, fuel, aircraft ownership and lease costs and other rents. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing would have a disproportionate effect on the airline's operating and financial results. Accordingly, a shortfall from expected revenue levels can have a material adverse effect on our profitability and liquidity. Airlines are often affected by factors beyond their control, including weather conditions, traffic congestion at airports and increased security measures, and irrational pricing from competitors, any of which could harm our operating results and financial condition.

Delays or cancellations due to adverse weather conditions or other factors beyond our control could adversely affect us.

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

        Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs. Any future changes in regulatory over sight of airlines generally, or low-fare carriers in particular, could result in a material increase in our operating expenses or otherwise hinder our business. In the last several years, Congress has passed laws and the DOT and FAA have issued regulations relating to the operation of airlines that have required significant expenditures. For example, the President signed into law the Stabilization Act in November 2001. This law federalized substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, including a requirement that all passenger baggage be screened. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement ticket tax effective February 1, 2002, with authority granted to the TSA to impose additional fees on air carriers if necessary. Under the Appropriations Act enacted on April 16, 2003, the $2.50 enplanement tax was temporarily suspended on ticket sales from June 1, 2003 through September 30, 2003. This enplanement tax resumed on October 1, 2003, and recent legislation, although unsuccessful to date, considered increasing the ticket tax to $5.00 per enplanement. To the extent this increase could not be passed on to the passenger, it would result in a significant increase in our cost of operations. In addition, the acquisition, installation and operation of the required baggage screening systems by airports will result in capital expenses and costs by those airports that will likely be passed on to the airlines through increased use and landing fees. On February 17, 2002, the Stabilization Act imposed a base security infrastructure fee on commercial air carriers in an amount equal to the calendar year ended 2000 airport security expenses. The infrastructure fee for us is $1,625,000 annually subject to final audit. In 2004, the TSA announced that the fee structure would remain in place until further notice. A revision in the fee structure assessed by the TSA could result in increased cost for us.

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

Item 2:    Properties

Aircraft

        As of June 1, 2005, excluding JetExpress, we operate 39 Airbus A319 aircraft and seven Airbus A318 aircraft in all-coach seating configurations. The age of these aircraft, their passenger capacities and expiration years for the leased aircraft are shown in the following table:

Aircraft Model	No. of Aircraft	Year of Manufacture	Approximate Seating Capacity	Lease Expiration
A319	30	2003 - 2005	132	2007 - 2017
A319	9	2001 - 2003	132	Owned
A318	5	2003 - 2004	114	Owned
A318	2	2004	114	2016

        We have completed our fleet replacement plan to phase out our Boeing aircraft and replace them with a combination of Airbus A319 and A318 aircraft. In March 2000, we entered into a purchase agreement with Airbus, as subsequently amended in 2003, to purchase 32 Airbus aircraft. As of March 31, 2005, we had taken delivery of 19 of these aircraft, three of which we sold and leased back. In addition, prior to the delivery of two aircraft in fiscal year 2004, we assigned delivery to two lessors and agreed to lease these aircraft over 12-year terms. Our purchase agreement with Airbus also includes purchase rights for up to 23 additional aircraft, and allows us to purchase Airbus A318 or A320 aircraft in lieu of the A319 aircraft at our option. As of March 31, 2005, we intend to lease as many as seven additional A319 aircraft from third party lessors over the next two years. We have remaining firm purchase commitments for 13 Airbus aircraft, including one aircraft we intend to sign agreements for sale-leaseback transactions with third party lessors. We anticipate the following fleet composition as of the end of each fiscal year through 2008:

Fiscal Year Ending	A319	A318	End of Year Cumulative Total Fleet
March 31, 2006	43	7	50
March 31, 2007	50	7	57
March 31, 2008	55	7	62

        This table does not include any of the 23 Airbus aircraft for which we have purchase rights, which would allow us to take delivery of additional A319 or A320 aircraft beginning in fiscal year 2006.

        This table above does not include three Boeing 737-300 aircraft we ceased using on April 10, 2005 prior to the lease expiration dates, which ranged from June 2005 to May 2006.

Facilities

        In January 2001, we moved our general and administrative offices to a new headquarters facility near DIA, where we lease approximately 70,000 square feet of space, at an average annual rental of approximately $1,045,000 plus operating and maintenance expenses. The lease expires January 2015. We also lease an additional 14,000 square feet of space in a building adjacent to our main headquarters, at an average annual rental of approximately $187,000 plus operating and maintenance expenses. The lease expires in July 2008.

        The Denver reservations facility relocated in July 2001 to a 16,000 square foot facility, also in Denver, which we have leased for a 10-year lease term ending in June 2011, at an average annual rental of approximately $141,000 plus operating and maintenance expenses. In August 2000, we established a second reservations center facility in Las Cruces, New Mexico. This facility is approximately 12,000 square feet and is leased for a term of 122 months ending August 2010, at an average annual rental of approximately $129,000 plus operating and maintenance expenses.

        We have entered into an airport lease and facilities agreement expiring in 2010 with the City and County of Denver at DIA for ticket counter space, gates and associated operations space at a current annual rental rate of approximately $11,645,000 for these facilities. Plans to work with DIA for the construction of additional gates have been placed on hold. In the interim, we have gained temporary rights to two gates, and permanent rights to one gate, previously used by United on the east end of Concourse A. We are currently obligated to return the two temporary gates to United in October 2005. DIA has also completed construction of two temporary gates on the west end of Concourse A. We are currently using all five of these temporary gates. Our future growth may require us to work with DIA and the City and County of Denver to develop access to additional gates and other airport facilities. Should the construction of additional facilities be required to meet our growth needs, it is likely we would be obligated to lease the additional facilities, thereby increasing our overall rates and charges paid to the airport. Because our overall rates and charges will be based on the final project costs as well as the number of passengers and gross weight landed at the airport, it is not possible at this time to determine the amount of future rates and charges at DIA will be.

        We sublease a portion of Continental Airlines' hangar at DIA until February 2007 for a current annual rental of approximately $2,904,000. Upon 18 months written notice, either party can terminate the agreement.

        Each of our airport locations requires leased space associated with gate operations, ticketing and baggage operations. We either lease the ticket counters, gates and airport office facilities at each of the airports we serve from the appropriate airport authority or sublease them from other airlines. Total annual rent expense for these facilities, excluding DIA, is approximately $16,704,000 based on rents paid for the month of March 2005. Additionally, we lease maintenance facilities in Kansas City, Missouri and Phoenix, Arizona at a current annual rental of approximately $212,000 for these facilities. In August 2003, we closed our maintenance facility in El Paso, Texas but we are still obligated for the monthly rent through August 2007. The current annual rental for our El Paso, Texas maintenance facility is approximately $88,000.

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

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is listed on the NASDAQ National Market and is traded under the symbol FRNT. As of June 1, 2005, there were 1,391 holders of record of our common stock. The following table shows the range of high and low sales prices per share for our common stock for the periods indicated as reported by NASDAQ.

	High	Low
2005 Quarter Ended
June 30, 2004	$11.63	$8.49
September 30, 2004	11.03	7.02
December 31, 2004	13.08	6.71
March 31, 2005	11.59	8.06
2004 Quarter Ended
June 30, 2003	$10.00	$4.95
September 30, 2003	18.26	9.06
December 31, 2003	19.40	11.94
March 31, 2004	15.17	8.90

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item is incorporated herein by reference to the data under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 8, 2005. We intend to file the definitive Proxy Statement with the SEC on or before July 29, 2005.

Item 6:    Selected Financial Data

        The following selected financial and operating data as of and for each of the years ended March 31, 2005, 2004, 2003, 2002, and 2001 are derived from our audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition

and Results of Operations," and the financial statements and the related notes thereto included elsewhere in this report.

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands except per share amounts)
Statement of Operations Data:
Total operating revenues	$833,639	$643,679	$469,936	$445,075	$472,876
Total operating expenses	860,087	616,197	500,727	428,689	392,155

Operating income (loss)	(26,448)	27,482	(30,791)	16,386	80,721
Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	(35,838)	20,457	(39,509)	24,832	88,332
Income tax expense (benefit)	(12,408)	7,822	(14,655)	8,282	33,464
Income (loss) before cumulative effect of change in accounting principle	(23,430)	12,635	(24,854)	16,550	54,868
Cumulative effect of change in accounting principle	—	—	2,011	—	—

Net income (loss)	(23,430)	12,635	(22,843)	16,550	54,868
Income (loss) per share before cumulative effect of a change in accounting principle:
Basic	$(0.66)	$0.39	$(0.84)	$0.58	$2.02
Diluted	$(0.66)	$0.36	$(0.84)	$0.56	$1.90
Net income (loss) per share:
Basic	$(0.66)	$0.39	$(0.77)	$0.58	$2.02
Diluted	$(0.66)	$0.36	$(0.77)	$0.56	$1.90
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$174,795	$190,609	$104,880	$89,555	$111,251
Current assets	275,550	269,733	191,291	193,393	199,794
Total assets	792,011	769,706	588,315	413,685	295,317
Current liabilities	233,850	181,659	130,519	152,064	136,159
Long-term debt	282,792	280,001	261,739	66,832	204
Total liabilities	554,090	511,764	429,348	244,552	150,538
Stockholders' equity	237,920	257,942	158,967	169,133	144,779
Working capital	41,700	88,074	60,772	41,329	63,635

	Year Ended March 31,
	2005	2004	2003	2002	2001
Selected Operating Data:
Passenger revenue (000s)(1)
Mainline	$731,822	$615,390	$460,188	$435,946	$462,609
Regional Partner(2)	84,269	11,191	—	—	—

System Combined	$816,091	$626,581	$460,188	$435,946	$462,609
Revenue passengers carried (000's)
Mainline	6,653	5,569	3,926	3,069	3,017
Regional Partner(2)	872	115	—	—	—

System Combined	7,525	5,684	3,926	3,069	3,017
Revenue passenger miles (RPMs) (000's)(3)
Mainline	6,587,589	5,120,587	3,599,553	2,756,965	2,773,833
Regional Partner(2)	527,205	75,974	—	—	—

System Combined	7,114,794	5,196,561	3,599,553	2,756,965	2,773,833
Available seat miles (ASMs) (000's)(4)
Mainline	9,115,868	7,153,740	6,013,261	4,592,298	4,260,461
Regional Partner(2)	736,287	111,144	—	—	—

System Combined	9,852,155	7,264,884	6,013,261	4,592,298	4,260,461
Passenger load factor(5)
Mainline	72.3%	71.6%	59.9%	60.0%	65.1%
Regional Partner(2)	71.6%	68.4%	—	—	—
System Combined	72.2%	71.5%	59.9%	60.0%	65.1%
Mainline break-even load factor(6)	75.0%	68.8%	65.0%	56.6%	52.7%
Mainline block hours(7)	182,581	142,466	120,297	92,418	83,742
Mainline departures	72,888	61,812	53,081	41,736	38,556
Mainline average seats per departure	130	132	132	132	132
Mainline average stage length	962	877	858	834	837
Mainline average length of haul	990	919	917	898	919
Mainline average daily block hour utilization(8)	11.1	10.4	9.8	9.1	9.4
Yield per RPM (cents)(9)(10)
Mainline	11.03	11.96	12.74	15.78	16.66
Regional Partner(2)	15.98	14.73	—	—	—
System Combined	11.39	12.01	12.74	15.78	16.66
Total yield per RPM (cents)(11)
Mainline	11.38	12.35	13.06	16.14	17.05
Regional Partner(2)	15.98	14.73	—	—	—
System Combined	11.72	12.39	13.06	16.14	17.05
Yield per ASM (cents)(10)(12)
Mainline	7.97	8.56	7.63	9.47	10.85
Regional Partner(2)	11.45	10.07	—	—	—
System Combined	8.23	8.59	7.63	9.47	10.85
Total yield per ASM (cents)(13)
Mainline	8.22	8.84	7.81	9.69	11.10
Regional Partner(2)	11.45	10.07	—	—	—
System Combined	8.46	8.86	7.81	9.69	11.10
Cost per ASM (cents)
Mainline	8.42	8.41	8.33	9.33	9.20
Regional Partner(2)	12.56	13.17	—	—	—
System Combined	8.73	8.48	8.33	9.33	9.20
Mainline fuel expense per ASM (cents)	2.04	1.52	1.43	1.33	1.66
Mainline cost per ASM excluding fuel (cents)(14)	6.38	6.89	6.90	8.00	7.54
Mainline average fare(15)	$102	$104	$109	$132	$146
Mainline average aircraft in service	44.9	37.3	33.8	27.8	24.5
Mainline aircraft in service at end of year	47.0	38.0	36.0	30.0	25.0
Mainline average age of aircraft at end of year	2.5	3.9	7.4	10.6	11.4
Average fuel cost per gallon	$1.41	$1.04	$0.96	$0.87	$1.07
Fuel gallons consumed (000s)	131,906	104,799	89,236	70,530	66,724

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

  Amounts included in other revenues for Mesa for the years ended March 31, 2005, 2004, 2003, 2002 and 2001 were as follows:

	Year Ended March 31,
	2005	2004	2003	2002	2001
Mesa revenues (000s)	$—	$25,155	$1,608	$—	$—
Mesa expenses (000s)	—	(23,438)	(2,314)	—	—

Net amount in other revenues	$—	$1,717	$(706)	$—	$—

  Mesa's revenue passenger miles (RPMs) and available seat miles (ASMs) for the years ended March 31, 2005, 2004, 2003, 2002 and 2001 were as follows:

	Year Ended March 31,
	2005	2004	2003	2002	2001
Mesa RPMs (000s)	—	148,163	11,004	—	—
Mesa ASMs (000s)	—	174,435	17,759	—	—
(3)
"Revenue passenger miles," or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown. This represents the number of miles flown by revenue paying passengers.

(4)
"Available seat miles," or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.

(5)
"Passenger load factor" is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.

(6)
"Break-even load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

  A reconciliation of the components of the calculation of break-even load factor is as follows:

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(in thousands)
(Income) loss before cumulative effect of accounting change	$23,430	$(12,635)	$24,854	$(16,550)	$(54,868)
Income tax (expense) benefit	12,408	(7,822)	14,655	(8,282)	(33,465)
Passenger revenue	731,822	615,390	460,188	435,946	462,609
Regional Partner Expense	(92,481)	(14,634)	—	—	—
Regional Partner Revenue	84,269	11,191	—	—	—
Charter revenue	(5,381)	(2,724)	(1,515)	(1,101)	(472)

Passenger revenue mainline (excluding charter and regional partner revenue required to break even)	$754,067	$588,766	$498,182	$410,013	$373,804

  The calculation of the break-even load factor follows:

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(in thousands)
Calculation of break-even load factor:
Passenger revenue mainline (excluding charter and regional partner revenue required to break even) ($000s)	$754,067	$588,766	$498,182	$410,013	$373,804
Mainline yield per RPM (cents)	11.03	11.96	12.74	15.78	16.66

Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	6,838,110	4,920,834	3,909,610	2,598,989	2,243,642

Mainline available seat miles (000's)	9,115,868	7,153,740	6,013,261	4,592,298	4,260,461

Mainline break-even load factor	75.0%	68.8%	65.0%	56.6%	52.7%

  Note—Some items may not add or recalculate due to rounding.

(7)
"Mainline block hours" represent the time between aircraft gate departure and aircraft gate arrival.

(8)
"Mainline average daily block hour utilization" represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period. The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service. This represents the amount of time that our aircraft spend in the air carrying passengers.

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

	Year Ended March 31,
	2005	2004	2003	2002	2001
Passenger revenues—mainline, as reported	$731,822	$615,390	$460,188	$435,946	$462,609
Less: charter revenue	5,381	2,724	1,515	1,101	472

Passenger revenues—mainline excluding charter	726,441	612,666	458,673	434,845	462,137
Add: Passenger revenues—regional partner	84,269	11,191	—	—	—

Passenger revenues, system combined	$810,710	$623,857	$458,673	$434,845	$462,137

(11)
"Total yield per RPM" is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.

(12)
"Yield per ASM" or "RASM" is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.

(13)
"Total yield per ASM" is determined by dividing total revenues by available seat miles.

(14)
This may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission. We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses. Excluding fuel from the cost of mainline operations facilitates the comparison of results of operations between current and past periods and enables investors to better forecast future trends in our operations. Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense. However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.

(15)
"Mainline average fare" excludes revenue included in passenger revenue for charter and non-revenue passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We intend to continue our focused growth strategy, which included the completion of a fleet transition from a Boeing fleet to an all Airbus fleet in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. As of March 31, 2005, we have remaining firm purchase commitments for 13 Airbus aircraft from Airbus, and intend to lease as many as seven additional A319 aircraft from third party lessors over the next two years. We intend to use these additional aircraft to provide service to new markets and/or to add frequencies to existing markets that we believe are underserved.

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

        We believe we have a proven management team and a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers. We believe our affordable pricing, accommodating service and comfortable airplanes differentiate our product and service from our competitors. Safety is a primary concern, and we are proud that our maintenance staff has been awarded the FAA Diamond Award for Excellence for six straight years—an award that recognizes our commitment to the ongoing training and education of our maintenance staff. Our product begins with the Airbus aircraft, which offers a comfortable passenger cabin that we configure with one-class of comfortable seating, superb leg room, and in-seat 24 channel live television entertainment. We also provide four additional channels that offer current-run pay-per-view movies. Augmenting our product is our team of dedicated employees who strive to offer friendly customer service and keep operations running efficiently, which we believe leads to lower operating costs.

Year in Review

        During the year ended March 31, 2005, we had a net loss of $23,430,000. This was driven by rising fuel costs and a decline in our average fare as we continue to operate in a highly competitive environment. We have seen a sharp rise in fuel costs since January 2004, and fuel costs may continue to increase or remain at these historically high levels. Our average fuel cost per gallon, including hedging activities, was $1.41 for the year ended March 31, 2005 compared to $1.04 during the same period last year, an increase of 35.6%. The average cost of fuel for the fiscal year ended March 31, 2005 includes an unrealized derivative gain of $2,837,000 or 2.2¢ per gallon compared to an unrealized gain of $469,000 or less than 1 cent per gallon reflected in the average cost of fuel for the fiscal year ended March 31, 2004.

Fleet and Operational Upgrades

        In October 2004, the FAA authorized us to conduct Category II and limited Category III instrument approaches with our Airbus fleet. This reduces the previous landing minimums from 200 feet decision height and 1,800 feet runway visual range ("RVR") to 100 feet decision height and 1,200 feet RVR for Category II approaches and 100 feet decision height and 1,000 feet RVR for Category III approaches. In March 2005, the approach minimums for Category III was further reduced to 700 feet RVR and by October 2005 we anticipate authority to conduct Category III approaches to 300 feet RVR. We expect these new landing minimum criteria to reduce the number of diversions required because of low visibility, a condition that occurs with some regularity at a number of the cities we serve.

        We have entered into separate agreements with CFMI and Airbus to increase the engine thrust and maximum take-off weight on ten of our owned A319 aircraft to improve the operational performance of these aircraft. This sub-fleet of ten aircraft is comprised of eight aircraft that are currently in service and two aircraft that will be delivered in the summer of 2005. The agreement with CFMI calls for an increase in the maximum rated thrust from a base of 22,000 to 23,500 pounds per engine. The agreement with Airbus calls for an increase in the maximum take-off weight from a base of 70 tons to 75.5 tons. The improved operational performance will allow us to serve longer haul markets such as Denver to Anchorage, or to depart from cities with short runways while carrying a full passenger load. Modifications on the eight aircraft currently in our fleet were completed in March 2005. The two aircraft scheduled for delivery in the summer of 2005 will be delivered from the factory with the additional thrust and take-off weight upgrades in place.

Highlights from the 2005 Fiscal Year

  •
  We celebrated our ten-year anniversary of flight operations in July 2004.

  •
  We took delivery of 13 new Airbus A319 aircraft, three new Airbus A318 aircraft and retired seven Boeing B737 aircraft, for a net increase of nine aircraft and a fleet total of 47 available for revenue service at year end.

  •
  We celebrated 25 million passenger enplanements.

  •
  We announced plans to double service year-over-year to Mexico during the peak travel seasons of December 2004 and March/April 2005.

  •
  We completed pilots' Category II/III initial trainings, which allows our Airbus pilots to land in reduced visibility and saves the airline from costly diversions and delays.

  •
  We began mainline service to Anchorage, Alaska; Philadelphia, Pennsylvania; and Nashville, Tennessee.

  •
  We began service on Frontier JetExpress to Little Rock, Arkansas; Billings, Montana and Spokane, Washington.

  •
  We began service from St. Louis, Missouri; Austin, Texas; Nashville, Tennessee; Salt Lake City, Utah; and Kansas City, Missouri to Cancun, Mexico.

  •
  We became the official airline of Intrawest Colorado, parent company to "Colorado's Favorite Ski Resorts," Winter Park/Mary Jane and Copper Mountain resorts in Colorado.

  •
  We continued our legacy as a community leader by officially partnering with three local charities: Volunteers of America, Colorado Make-a-Wish Foundation, and the Children's Hospital.

  •
  We signed a pre-purchase seat agreement with Apple Vacations for flights between Denver and four vacation destinations in Mexico: Cancun, Puerto Vallarta, Mazatlan, and Cabo San Lucas to begin as early as June 2005. The agreement provides a revenue guarantee, and allows Apple Vacations confirmed flight inventory.

Outlook

        We expect our full-year available seat mile capacity for fiscal year 2006 to increase by approximately 7%-8% over fiscal year 2005. While the industry revenue environment remains extremely competitive, our passenger revenue per available seat mile is expected to increase slightly in fiscal year

2006. Fuel costs have risen sharply in 2005 and may remain at these historically high levels or increase even further. In addition, we will have a charge of approximately $3,320,000 in fiscal year 2006 related to the termination of three Boeing aircraft we ceased using on April 10, 2005. Our 2006 forecast excludes the effects of any additional stock compensation expense that we would incur from the implementation of SFAS No. 123(R), Share-Based Payment, which has been delayed until our fiscal year commencing April 1, 2006. We continue to assess our implementation options and evaluate the impact this pronouncement will have on us.

Selected Operating Statistics

        The following table provides our operating revenues and expenses for our mainline operations, expressed as mainline cost per ASM, ("CASM") and as a percentage of total mainline operating revenues, for the years ended March 31, 2005, 2004, and 2003. Regional partner revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior years presented. This data should be read in conjunction with "Selected Financial Data" contained in Item 6 to this report.

	2005		2004		2003
	Cost Per ASM	% Of Total Revenue	Cost Per ASM	% Of Total Revenue	Cost Per ASM	% Of Total Revenue
	(in cents)		(in cents)		(in cents)
Revenues:
Passenger—mainline	8.03	97.6%	8.60	97.3%	7.65	97.9%
Cargo	0.05	0.7%	0.11	1.3%	0.09	1.2%
Other	0.14	1.7%	0.13	1.4%	0.07	0.9%

Total revenues	8.22	100.0%	8.84	100.0%	7.81	100.0%

Operating expenses:
Flight operations	1.45	17.6%	1.47	16.6%	1.42	18.2%
Aircraft fuel expense	2.04	24.8%	1.52	17.2%	1.43	18.3%
Aircraft lease expense	0.95	11.6%	0.98	11.1%	1.18	15.0%
Aircraft and traffic servicing	1.42	17.3%	1.54	17.5%	1.44	18.4%
Maintenance	0.84	10.2%	0.99	11.1%	1.22	15.6%
Promotion and sales	0.84	10.2%	0.91	10.3%	0.88	11.3%
General and administrative	0.53	6.5%	0.52	5.8%	0.43	5.6%
Aircraft lease and facility exit costs	—	—	0.07	0.8%	—	0.0%
Losses on sales of assets, net	—	—	0.03	0.3%	—	0.0%
Impairment and other related charges	0.06	0.7%	0.05	0.6%	0.04	0.5%
Depreciation	0.29	3.5%	0.33	3.8%	0.29	3.7%

Total operating expenses	8.42	102.4%	8.41	95.1%	8.33	106.6%

Results of Operations—Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

        We had a net loss of $23,430,000, or $0.66 per diluted share, for the year ended March 31, 2005 as compared to net income of $12,635,000, or $0.36 per diluted share, for the year ended March 31, 2004. Included in our net loss for the year ended March 31, 2005 were the following items before the effect of income taxes: a write down of $5,123,000 of the carrying value of Boeing rotable spare parts which was partially offset by an unrealized gain on fuel hedges of $2,837,000. These items, net of income taxes, increased our net loss by 4¢ per diluted share. Included in our net income for the year ended March 31, 2004 were the following items before the effect of profit sharing and income taxes: $15,024,000 of compensation received under the Appropriations Act offset by the write-off of deferred loan costs of $9,816,000 associated with the prepayment of all of a $70,000,000 government guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of $5,372,000; a loss of $1,838,000 on the sale of one Airbus aircraft in a sale-leaseback transaction and from the sale of a spare engine and other assets; a write down of $3,560,000 of the carrying value of spare engines and rotable parts that support the Boeing 737-300 aircraft; and $1,152,000 of flight crew training expenses related to the start-up of our new Frontier JetExpress regional jet relationship with Horizon. These items, net of income taxes and profit sharing, reduced net income by 12¢ per diluted share.

        Our mainline passenger yield per RPM was 11.03¢ and 11.96¢ for the years ended March 31, 2005 and March 31, 2004, respectively, or a decrease of 7.8%. Our length of haul was 990 and 919 miles for the years ended March 31, 2005 and March 31, 2004, respectively, or an increase of 7.7%. Our mainline average fare was $102 for the year ended March 31, 2005 as compared to $104 for the year ended March 31, 2004, a decrease of 1.9%. Our mainline yield per ASM ("RASM") for the years ended March 31, 2005 and March 31, 2004 was 7.97¢ and 8.56¢, respectively, a decrease of 6.9%. The decreases in the mainline average fare and mainline RASM were offset by an increase in our mainline load factor to 72.3% for the year ended March 31, 2005 as compared to 71.6% for the year ended March 31, 2004, an increase of .07 points. In February 2004, we capped all fares to and from Denver at $314 one-way, excluding passenger facility, security or segment fees, with the exception of flights to Mexico and Anchorage, Alaska. The fare cap was a 25 to 50 percent reduction from the February 2003 caps of $399 and $499. Although this created downward pressure on our mainline passenger yield per RPM and average fare, we believe the effect on our revenues was offset by an increase in passenger traffic. Pricing caps on airfare, as a policy, were eliminated shortly after fiscal year 2005 began. Additionally, we believe that our average fare during the year ended March 31, 2005 was negatively impacted as a result of aggressive pricing actions by our competitors in all of the markets we serve and is systemic across the entire industry.

        Our mainline CASM, for the year ended March 31, 2005 and 2004 was 8.42¢ and 8.41¢, respectively. Mainline CASM, excluding fuel for the years ended March 31, 2005 and 2004 were 6.38¢ and 6.89¢, respectively, a decrease of .51¢ or 7.4%. Our mainline CASM excluding fuel decreased during the year ended March 31, 2005 primarily as a result of the realized benefits of efficiencies of scale associated with increasing capacity while controlling costs which resulted in a decrease in traffic and servicing costs of ..12¢ and promotion and sales of .07¢. In addition, maintenance cost per ASM decreased by .15¢ as a result of the reduction in our Boeing fleet that was replaced with new Airbus A319 aircraft. Included in mainline CASM for the year ended March 31, 2004 was .09¢ per ASM for profit sharing bonuses and 0.07¢ for aircraft lease and facility exit costs. As a result of our net loss for the year ended March 31, 2005, we did not accrue for bonuses. Mainline CASM also decreased as a result of an increase in our daily block hour utilization as discussed below and economies of scale associated with lower increases in indirect costs as compared to the 27.4% increase in mainline ASMs over the prior comparable period.

        During the year ended March 31, 2005, our average daily block hour utilization increased to 11.1 from 10.4 for the year ended March 31, 2004, or 6.7%. The calculation of our block hour utilization includes all aircraft that are on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service. It excludes Frontier JetExpress aircraft operated by Horizon.

        For the years ended March 31, 2005 and 2004, our mainline break-even load factors were 75.0% and 68.8%, respectively, compared to our achieved passenger load factors of 72.3% and 71.6%, respectively. Our mainline break-even load factor increased from the prior comparable period largely as a result of a decrease in our average fare to $102 during the year ended March 31, 2005 from $104 during the year ended March 31, 2004. At the passenger levels in effect during the fiscal year ending March 31, 2005, the $2 decrease in average fare equaled a revenue decrease of approximately $13,306,000 million.

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

Revenues

        Our revenues are highly sensitive to changes in fare levels. Competitive fare pricing policies have a significant impact on our revenues. Because of the elasticity of passenger demand, we believe that increases in fares may at certain levels result in a decrease in passenger demand in many markets. We cannot predict future fare levels, which depend to a substantial degree on competitive factors and the economy. When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitors in order to maintain our market share. Passenger revenues are seasonal depending on the markets' locations.

        Passenger Revenues—Mainline.    Passenger revenues from our mainline operations totaled $731,822,000 for the year ended March 31, 2005 compared to $615,390,000 for the year ended March 31, 2004, or an increase of 18.9% on increased ASMs of 1,962,000, or 27.4%. Mainline passenger revenues include revenues for reduced rate standby passengers, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement. We carried 6,653,000 mainline revenue passengers during the year ended March 31, 2005 compared to 5,569,000 mainline revenue passengers during the year ended March 31, 2004, an increase of 19.5%. We had an average of 44.9 aircraft in our mainline fleet during the year ended March 31, 2005 compared to an average of 37.3 mainline aircraft during the year ended March 31, 2004, an increase of 20.4%. Mainline RPMs for the year ended March 31, 2005 were 6,587,589,000 compared to 5,120,587,000 for the year ended March 31, 2004, an increase of 28.6%. Our mainline load factor increased to 72.3% for the year ended March 31, 2005 from 71.6% for the prior comparable period, an increase of 0.7 points, or 1.0%.

        Passenger Revenues—Regional Partner.    Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $84,269,000 for the year ended March 31, 2005 and totaled $11,191,000 for the year ended March 31, 2004. Revenues of $25,155,000 from the Frontier JetExpress service, formerly provided by Mesa, were netted against related expenses and included in "Other revenues" for the year ended March 31, 2005. As such, the fiscal year 2004 amounts only represent three months of service with a limited number of aircraft. The incremental revenue from passengers connecting to/from regional flights to mainline flights is included in our mainline passenger revenue. Horizon began service January 1, 2004 and replaced the Frontier JetExpress service formerly provided by Mesa. See footnote (2) in Item 6. "Selected Financial Data", which explains the different accounting methods for our Frontier JetExpress operations.

        Cargo Revenues.    Cargo revenues, consisting of revenues from freight and mail service, totaled $4,958,000 and $8,077,000 for the years ended March 31, 2005 and 2004, respectively, representing 0.7% and 1.3%, respectively, of total mainline revenues, a decrease of 0.6%. During the year ended March 31, 2005, we determined that carrying mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004. This adjunct to the passenger business is highly competitive and depends heavily on aircraft scheduling, alternate competitive means of same day delivery service and schedule reliability.

        Other Revenues.    Other revenues, comprised principally of LiveTV sales, net revenue from the Mesa codeshare agreement of $1,717,000 (in 2004 only), liquor sales, ground handling fees, and excess baggage fees, totaled $12,591,000 and $9,021,000 or 1.7% and 1.4% of total operating revenues for the years ended March 31, 2005 and 2004, respectively. Other revenue increased over the prior comparable period primarily as a result of an increase in LiveTV sales.

Operating Expenses

        Operating expenses include those related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, Frontier JetExpress operations, general and administrative and depreciation and amortization. Total operating expenses were $860,087,000 and $616,197,000, respectively, for the years ended March 31, 2005 and 2004, and represented 103.2% and 95.7% of total revenue, respectively. Operating expenses excluding expenses from our regional partner operations totaled $767,606,000 for the year ended March 31, 2005, or 102.4% of total revenue, excluding regional partner revenues. Operating expenses excluding expenses from our regional partner totaled $601,563,000 for the year ended March 31, 2004, or 95.1% of total revenue, excluding regional partner revenues. Operating expenses increased as a percentage of revenue during the year ended March 31, 2005 largely a result of a 35.6% increase in our aircraft fuel cost per gallon for the year ended March 31, 2005 as compared to the year ended March 31, 2004.

        Salaries, Wages and Benefits.    We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits totaled $203,398,000 and $160,260,000 and were 27.1% and 25.3% of total revenues excluding regional partner revenues for the years ended March 31, 2005 and 2004, respectively, an increase of 26.9%. Salaries, wages and benefits increased over the prior period largely as a result of overall wage increases and an increase in the number of employees to support our ASM growth of 27.4% during the year ended March 31, 2005. Our employees increased from approximately 4,100 in March 2004 to approximately 4,500 in March 2005, or 9.8%.

        Flight Operations.    Flight operations expenses of $132,023,000 and $105,255,000 were 17.6% and 16.6% of total revenue excluding revenues from our regional partner operations for the years ended March 31, 2005 and 2004, respectively, an increase of 25.4%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

        Aircraft insurance expenses totaled $10,219,000 (1.4% of total revenues excluding revenues from our regional partner operations) for the year ended March 31, 2005. Aircraft insurance expenses for the year ended March 31, 2004 were $9,950,000 (1.6% of total revenues excluding revenues from our regional partner operations). Aircraft insurance expenses decreased per RPM as a result of less expensive war risk coverage that is presently provided by the FAA compared to the coverage that was previously provided by commercial underwriters combined with a 25% decrease in our basic hull and liability insurance rates effective June 7, 2004. The current FAA war risk policy is in effect until August 31, 2005. We do not know whether the government will extend the coverage beyond August 2005, and if it does, how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

        Pilot and flight attendant salaries before payroll taxes and benefits totaled $72,487,000 and $53,358,000 or 9.7% and 8.7% of passenger revenue, excluding revenues from our regional partner operations, for each of the years ended March 31, 2005 and 2004, or an increase of 35.9%. Pilot and flight attendant compensation for the year ended March 31, 2005 increased as a result of a 20.4% increase in the average number of mainline aircraft in service combined with an increase of 28.2% in mainline block hours, a general wage increase in flight attendant and pilot salaries and additional crew required to replace those who were attending training on the Airbus equipment. We pay pilot and flight attendant salaries for training, consisting of approximately six weeks each, prior to scheduled increases in service, which can cause the compensation expense during such periods to appear high relative to the average number of aircraft in service.

        Aircraft Fuel Expense.    Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $185,821,000 for 131,906,000 gallons used and $108,863,000 for 104,799,000 gallons used resulted in an average fuel cost of $1.41 and $1.04 per gallon for the years ended March 31, 2005 and 2004, respectively. Aircraft fuel expenses represented 24.8% and 17.2% of total revenue, excluding revenue from our regional partner operations, for the years ended March 31, 2005 and 2004, respectively. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. We initiated a fuel-hedging program in late November 2002, which decreased fuel expense by $7,605,000 for the year ended March 31, 2005 and decreased fuel expense by $1,387,000 for the year ended March 31, 2004. Fuel hedging gains include unrealized fuel gains of $2,837,000 and $469,000 in 2005 and 2004, respectively. Fuel consumption for the years ended March 31, 2005 and 2004 averaged 722 and 736 gallons per block hour, respectively, or a decrease of 1.9%. Fuel consumption per block hour decreased during the year ended March 31, 2005 from the prior year because of the more fuel-efficient Airbus aircraft added to our fleet coupled with the reduction in our Boeing fleet, which had higher fuel burn rates, partially offset by the increase in our load factors.

        Aircraft Lease Expenses.    Aircraft lease expenses totaled $87,096,000 (11.6% of total revenues excluding revenues from our regional partner operations) and $70,061,000 (11.1% of total revenues excluding revenues from our regional partner operations) for the years ended March 31, 2005 and 2004, respectively, or an increase of 24.3%. The increase is a result of an increase in the average number of leased aircraft to 30.9 from 26.0, or 18.8%, during the year ended March 31, 2005 compared to the same period in 2004.

        Aircraft and Traffic Servicing.    Aircraft and traffic servicing expenses were $129,470,000 and $110,378,000 (an increase of 17.3%) for the years ended March 31, 2005 and 2004, respectively, and represented 17.3% and 17.5% of total revenues, excluding revenues from our regional partner operations. Aircraft and traffic servicing expenses include all expenses incurred at airports, including landing fees, facilities rental, station labor, ground handling expenses (passenger and cargo) and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to reaccommodate passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses increase with the addition of new cities and departures to our route system. As of March 31, 2005, we served 39 cities with mainline service compared to 38 as of March 31, 2004, or an increase of 2.6%. During the year ended March 31, 2005, our mainline departures increased to 72,888 from 61,812 during the year ended March 31, 2004, or 17.9%. Aircraft and traffic servicing expenses were $1,776 per mainline departure for the year ended March 31, 2005 as compared to $1,786 per mainline departure for the year ended March 31, 2004, or a decrease of $10 per mainline departure. Aircraft and traffic servicing expenses decreased per mainline departure principally as a result of better on-time performance and fewer expenses paid for delayed or misconnected flights. In addition, commencing in the July 2004 we no longer carried U.S. mail and our ground handling expenses decreased accordingly.

        Maintenance.    Maintenance expenses for the years ended March 31, 2005 and 2004 of $76,679,000 and $70,444,000, respectively, were 10.2% and 11.1% of total revenues, excluding revenues from our regional partner operations, an increase of 8.9%. These include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance costs per block hour for the years ended March 31, 2005 and 2004 were $420 and $494 per block hour, respectively, a decrease of 15.0%. Maintenance cost per block hour decreased as a result of the addition of new Airbus aircraft that are less costly to maintain than our older Boeing aircraft, offset by return condition expenses related to the 7 Boeing aircraft returned and/or retired in fiscal year 2005. The owned Airbus fleet is new and we are experiencing a "maintenance holiday". As our Airbus aircraft age, they will require more maintenance and maintenance expenses will increase.

        Promotion and Sales.    Promotion and sales expenses totaled $76,462,000 and $65,322,000 and were 10.2% and 10.3% of total revenues, excluding revenues from our regional partner operations, for the years ended March 31, 2005 and 2004, respectively. These include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and reservations supervision, marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. During the year ended March 31, 2005, promotion and sales expenses per mainline passenger decreased to $11.49 compared to $11.73 for the year ended March 31, 2004, a decrease of 2.0%. Promotion and sales expenses per mainline passenger decreased as a result of variable expenses that are based on lower average fares and economies of scale associated with our growth.

        General and Administrative.    General and administrative expenses for the years ended March 31, 2005 and 2004 totaled $48,351,000 and $36,750,000, and were 6.5% and 5.8% of total revenues, excluding revenues from our regional partner operations, respectively, or an increase of 31.6%. General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, information technology, aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, general insurance expenses including worker's compensation and write-offs associated with credit card and check fraud are also included in general and administrative expenses. Our employees increased from approximately 4,100 in March 2004 to approximately 4,500 in March 2005, or 9.8%. Accordingly, we experienced increases in our human resources, training, information technology, and health insurance benefit expenses. As a result of our pre-tax loss for the year ended March 31, 2005, we did not accrue bonuses which are solely based on profitability. General and administrative expenses also include $2,960,000 of expenses related to the conversion to our new reservation system and $603,000 of out-of-pocket costs to comply with the Sarbanes-Oxley Act of 2002. During the year ended March 31, 2004, we accrued $2,436,000 for employee performance bonuses, or 0.4% of total revenues. General and administrative expenses also increased with a general increase in the cost of providing health insurance.

        Regional Partner Expense.    Regional partner expenses for the year ended March 31, 2005 totaled $92,481,000, and were 109.7% of total regional partner revenues compared to expenses of $14,634,000, or 130.8%, of total regional partner revenue for the year ended March 31, 2004. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. Horizon began service January 1, 2004 and replaced the JetExpress service formerly provided by Mesa. During the year ended March 31, 2004, $23,438,000 in Mesa expenses were netted against related revenues and included in "Other revenues". See footnote (2) in "Selected Financial Data", which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa. During the year ended March 31, 2004, we incurred $1,152,000 for flight crew training costs and other related costs associated with the start-up of our regional partnership with Horizon. We do not expect to incur these costs going forward unless we were to add additional aircraft under the Horizon agreement, which we do not contemplate at this time. For additional information about Frontier JetExpress, see Note 1 of the Notes to the Financial Statements.

        Impairment and Other Related Charges.    During the year ended March 31, 2005 we recorded additional impairments and other related charges totaling $5,123,000 on the carrying value of our Boeing 737 expendable inventory, rotable parts and a spare engine as a result of further market declines and the results of actual sales. Included in this amount are estimated selling costs that we expect to pay on the sale of our assets held for sale totaling $541,000. We believe the decline in resale values of parts for the less fuel-efficient Boeing 737 aircraft was due in part to increasing fuel prices during the past year. The impairment on spare and rotables is a result of further market declines for Boeing parts coupled with the results of actual sales history. In August 2004, we began selling our Boeing spare parts. Our analysis of these sales compared to the impaired value of these parts as of

December 31, 2004 indicated that we were selling these rotable parts at approximately 90% of the carrying value. The impairment recorded for the year ended March 31, 2004 was $3,560,000, which also related to the impairment of Boeing spare engines and rotable parts that supported the Boeing 737 aircraft.

        Depreciation.    Depreciation expenses of $26,498,000 and $23,720,000, an increase of 11.7%, were approximately 3.5% and 3.8% of total revenues, excluding revenues from our regional partner operations, for the years ended March 31, 2005 and 2004, respectively. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment and other fixed assets. Depreciation expense increased over the prior year largely as a result of an increase in the average number of Airbus A318 and A319 aircraft owned from an average of 11.4 during the year ended March 31, 2004 to an average of 14.0 for the year ended March 31, 2005, an increase of 22.8%.

        Nonoperating Income (Expense).    Net nonoperating expenses totaled $9,391,000 for the year ended March 31, 2005 compared to net nonoperating expense of $7,025,000 for the year ended March 31, 2004. Interest income increased to $3,758,000 during the year ended March 31, 2005 from $2,074,000 for the prior period due to an increase in investment rates earned on investments. Interest expense was $13,184,000 for the year ended March 31, 2005 as compared to $13,961,000 for the prior period. Interest expense for the year ended March 31, 2004 included the interest expense associated with a $70,000,000 government guaranteed loan we obtained in February 2002 and subsequently repaid in December 2003. The decrease in interest was due to the repayment of this loan, which was offset by an increase in interest expense associated with the financing of additional aircraft purchased since March 31, 2004.

        Income Tax Expense (Benefit).    We recorded an income tax benefit of $12,408,000 during the year ended March 31, 2005 at a 34.6% rate compared to income tax expense of $7,822,000 during the year ended March 31, 2004 at a 38.2% effective tax rate. During the year ended March 31, 2005, the Company's tax benefit was at a federal rate of 35.0% plus the blended state rate of 3.0% (net of federal benefit) and was decreased by the tax effect of permanent differences of 2.0%. During the year ended March 31, 2005, the Company recorded a valuation allowance of $262,000 against certain state net operating loss carryforwards since it was more likely than not that the tax benefit was not going to be realized due to the lack of taxable income in these jurisdictions, which approximated 1.0%. During the year ended March 31, 2004 the Company recorded a $558,000 reduction to income tax expense as a result of an adjustment to deferred income taxes provided for in prior years, which approximated 3%.

Results of Operations—Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

        We had net income of $12,635,000 or 36¢ per diluted share for the year ended March 31, 2004 as compared to a net loss of $22,843,000 or 77¢ per diluted share for the year ended March 31, 2003. Included in our net income for the year ended March 31, 2004 were the following items before the effect of profit sharing and income taxes: $15,024,000 of compensation received under the Appropriations Act offset by the write-off of deferred loan costs of $9,816,000 associated with the prepayment of all of the government guaranteed loan; a charge for Boeing aircraft and facility lease exit costs of $5,372,000; a loss of $1,838,000 on the sale of one Airbus aircraft in a sale-leaseback transaction and from the sale of a spare engine; a write down of $3,560,000 of the carrying value of spare engines and rotable parts that support the Boeing 737-300 aircraft; and $1,152,000 of flight crew training expenses related to the start-up of our new Frontier JetExpress regional jet relationship with Horizon. These items, net of income taxes and profit sharing, reduced net income by 12¢ per diluted share. Our net loss for the year ended March 31, 2003 included a $2,011,000 after-tax credit for the cumulative effect of a change in accounting for major aircraft overhauls from the accrual method to the expense as incurred method. The net loss before the cumulative effect of the change in accounting was $24,854,000, or $0.84 per common share. Our net loss for the year ended March 31, 2003 included the following items on a pre-tax and profit sharing basis: the cost associated with the early extinguishment of debt totaling $1,774,000 and a write-down of the carrying values of the Boeing spare aircraft parts totaling $2,478,000. These items, net of income taxes and profit sharing, increased our net loss by 9¢ per diluted share.

        Our mainline passenger yield per RPM was 11.96¢ and 12.74¢ for the years ended March 31, 2004 and March 31, 2003, respectively, or a decrease of 6.1%. Our length of haul was 919 and 917 miles for the years ended March 31, 2004 and March 31, 2003, respectively, or an increase of .2%. Our mainline average fare was $104 for the year ended March 31, 2004 as compared to $109 for the year ended March 31, 2003, a decrease of 4.6%. The decrease in the average fare is offset by an increase in our mainline load factor to 71.6% for the year ended March 31, 2004 as compared to 59.9% for the year ended March 31, 2003, an increase of 11.7 points. As part of our new fare structure, which we implemented in February 2003, our highest-level business fares were initially reduced by 25 to 45 percent, and our lowest available walk-up fares were reduced by 38 to 77 percent. This fare structure was comprised of six fare categories and capped all fares to and from Denver at $399 or $499 one-way, excluding passenger facility, security or segment fees, depending on length of haul. Although this has created downward pressure on our mainline passenger yield per RPM and average fare, we believe the effect on our revenues was offset by an increase in passenger traffic. Our mainline RASM for the years ended March 31, 2004 and March 31, 2003 was 8.56¢ and 7.63¢, respectively, an increase of 12.2%. Additionally, we believe that our average fare during the year ended March 31, 2004 was negatively impacted as a result of intense competition from United, a carrier operating under Chapter 11 bankruptcy protection, which is our principal competitor at DIA. We also believe that passenger traffic during the year ended March 31, 2003 was impacted by the threat of war with Iraq, which began in March 2003. During March 2003, the Denver area also experienced an unusual blizzard, which caused DIA to be closed for approximately two days.

        Our mainline CASM for the year ended March 31, 2004 and 2003 was 8.41¢ and 8.33¢, respectively, an increase of .08¢ or 1.0%. Mainline CASM excluding fuel for the years ended March 31, 2004 and 2003 was 6.89¢ and 6.90¢, respectively, a decrease of .01¢ or .3%. Our mainline CASM increased during the year ended March 31, 2004 as a result of an increase in the average price of fuel per gallon from 96¢ to $1.04 or an increase of .09¢ per ASM; an increase in aircraft and traffic servicing expenses combined with sales and promotions expenses of .13¢ as a result of the increase in the number of passengers we served and general increases in DIA facility charges as well as related increases in sales and promotion expenses for booking fees associated with the increase in passengers, the ongoing costs of LiveTV service of .04¢; and an increase in general and administrative expenses of .09¢ as a result of the bonus accrual associated with our return to profitability and an increase in health insurance costs. Mainline CASM also increased over the prior comparable period .07¢ for costs associated with aircraft lease and facility exit costs and .02¢ for a loss on the sale-leaseback of an aircraft. These increases were partially offset by a decrease of .20¢ in aircraft lease expense as a result of replacing four leased aircraft with four additional purchased aircraft, offset by an increase in related depreciation expense of .04¢ and a decrease of .22¢ in maintenance expense principally as a result of the reduction in the number of aircraft in our Boeing fleet that were replaced with new Airbus A319 and A318 aircraft.

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

Revenues

        Passenger Revenues—Mainline.    Passenger revenues from our mainline operations totaled $615,390,000 for the year ended March 31, 2004 compared to $460,188,000 for the year ended March 31, 2003, or an increase of 33.7%, on increased ASMs of 1,140,479,000, or 19.0%. Passenger revenues include revenues for reduced rate standby passengers, administrative fees, and revenue recognized for tickets that are not used within one year from their issue dates. We carried 5,569,000 revenue passengers during the year ended March 31, 2004 compared to 3,926,000 revenue passengers during the year ended March 31, 2003, an increase of 41.8%. We had an average of 37.3 aircraft in our mainline fleet during the year ended March 31, 2004 compared to an average of 33.8 aircraft during the year ended March 31, 2003, an increase of 10.4%. RPMs for the year ended March 31, 2004 were 5,120,587,000 compared to 3,599,553,000 for the year ended March 31, 2003, an increase of 42.3%. Our load factor increased to 71.6% for the year ended March 31, 2004 from 59.9% for the prior comparable period, an increase of 11.7 points, or 19.5%.

        Passenger Revenues—Regional Partner.    Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $11,191,000 for the year ended March 31, 2004 and none for the year ended March 31, 2003. Horizon began service January 1, 2004 and replaced the Frontier JetExpress service formerly provided by Mesa. Revenues from the Frontier JetExpress service, formerly provided by Mesa of $25,155,000 and $1,608,000, were netted against related expenses and included in "Other revenues" for the year ended March 31, 2004 and 2003, respectively. See footnote (2) in Item 6. "Selected Financial Data", which explains the different accounting methods for our Frontier JetExpress operations.

        Cargo Revenues.    Cargo revenues, consisting of revenues from freight and mail service, totaled $8,077,000 and $5,557,000 for the years ended March 31, 2004 and 2003, respectively, representing 1.3% and 1.2%, respectively, of total mainline revenues, an increase of 45.3%. Cargo revenues increased in fiscal year 2004 over the prior comparable periods as a result of our contract to carry mail under a contract with the United States Postal Service that began in June 2003. We terminated the US Postal Service contract effective July 1, 2004.

        Other Revenues.    Other revenues, comprised principally of LiveTV sales, net revenue from the Mesa codeshare agreement, liquor sales, ground handling fees, and excess baggage fees, totaled $9,021,000 and $4,191,000 or 1.4% and .9% of total operating revenues for the years ended March 31, 2004 and 2003, respectively. Other revenue increased over the prior comparable period predominately as a result of LiveTV sales and the net loss of $706,000 recorded in 2003 for the Mesa code share agreement compared to net revenue of $1,717,000 in 2004. LiveTV sales commenced during the fourth fiscal quarter for the year ended March 31, 2003.

Operating Expenses

        Total operating expenses were $616,197,000 and $500,727,000, respectively, for the years ended March 31, 2004 and 2003, and represented 95.7% and 106.6% of total revenue, respectively. Operating expenses excluding expenses from our regional partner operations totaled $601,562,000 for the year ended March 31, 2004, or 95.1% of total revenue, excluding regional partner revenues. Operating expenses decreased as a percentage of revenue during the year ended March 31, 2004 as a result of an increase in total revenue as compared to the year ended March 31, 2003.

        Salaries, Wages and Benefits.    Salaries, wages and benefits totaled $160,260,000 and $125,847,000 and were 25.3% and 26.8% of total revenues excluding regional partner revenues for the years ended March 31, 2004 and 2003, respectively, an increase of 27.3%. Salaries, wages and benefits increased over the prior comparable periods largely as a result of our bonus accrual due to our return to profitability, overall wage increases, and an increase in the number of employees to support our ASM growth of 19.0% during the year ended March 31, 2004 as well as the ASM growth that we expected for fiscal year 2005. Our employees increased from approximately 3,160 in March 2003 to approximately 4,100 in March 2004, or 29.7%.

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

        Aircraft Fuel Expense.    Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $108,863,000 for 104,799,000 gallons used and $86,064,000 for 89,236,000 gallons used resulted in an average fuel cost of $1.04 and 96¢ per gallon for the years ended March 31, 2004 and 2003, respectively. Aircraft fuel expenses represented 17.2% and 18.3% of total revenue, excluding revenue from our regional partner operations, for the years ended March 31, 2004 and 2003, respectively. We initiated a fuel hedging program in late November 2002, which decreased fuel expense by $1,387,000 for the year ended March 31, 2004 and $558,000 for the year ended March 31, 2003. Fuel hedging gains include an unrealized fuel gain of $469,000 in the fiscal year ended 2004 and an unrealized fuel loss of $167,000 in the fiscal year ended 2003. Fuel consumption for the years ended March 31, 2004 and 2003 averaged 736 and 742 gallons per block hour, respectively, or a decrease of .8%. Fuel consumption per block hour decreased during the year ended March 31, 2004 from the prior year because of the more fuel-efficient Airbus aircraft added to our fleet coupled with the reduction in our Boeing fleet, which had higher fuel burn rates, partially offset by the increase in our load factors.

        Aircraft Lease Expenses.    Aircraft lease expenses totaled $70,061,000 (11.1% of total revenues excluding revenues from our regional partner operations) and $70,239,000 (15.0% of total revenues excluding revenues from our regional partner operations) for the years ended March 31, 2004 and 2003, respectively, or a decrease of .3%. The decrease is a result of a decrease in the average number of leased aircraft to 26.0 from 27.9, or 6.8%, during the year ended March 31, 2004 compared to the same period in 2003.

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

        Maintenance.    Maintenance expenses for the years ended March 31, 2004 and 2003 of $70,444,000 and $73,081,000, respectively, were 11.1% and 15.6% of total revenues, excluding revenues from our regional partner operations, a decrease of 3.6%. Maintenance costs per block hour for the years ended March 31, 2004 and 2003 were $494 and $608 per block hour, respectively, a decrease of 18.8%. Maintenance cost per block hour decreased as a result of the addition of new Airbus aircraft that are less costly to maintain than our older Boeing aircraft.

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

        Regional Partner Expense.    Regional partner expenses for the year ended March 31, 2004 totaled $14,634,000, and were 130.8% of total regional partner revenues. Horizon began service January 1, 2004 and replaced the JetExpress service formerly provided by Mesa. During the year ended March 31, 2003 and through December 31, 2004, expenses were netted against related revenues associated with Mesa and included in other revenues. During the year ended March 31, 2004 and 2003, $23,438,000 and $2,314,000, respectively, in Mesa expenses were netted against related revenues and included in "Other revenues". See footnote (2) in "Selected Financial Data", which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa. During year ended March 31, 2004, we incurred $1,152,000 for flight crew training costs and other related costs associated with the start-up of our regional partnership with Horizon. For additional information about Frontier JetExpress, see Note 1 of the Notes to the Financial Statements.

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

        Losses on Sales of Assets, net.    During the year ended March 31, 2004, we incurred losses totaling $1,838,000 on the sales of assets, which included a loss of $1,323,000 on the sale-leaseback of an Airbus A319 aircraft.

        Impairment and Other Related Charges.    Impairment and other related charges for the year ended March 31, 2004 was $3,560,000 compared to $2,478,000 for the year ended March 31, 2003. These impairments relate to the write-down of the spare parts inventory that supports the Boeing 737 aircraft.

        Depreciation.    Depreciation expenses of $23,720,000 and $17,650,000, an increase of 34.4%, were approximately 3.8% and 3.7% of total revenues, excluding revenues from our regional partner operations, for the years ended March 31, 2004 and 2003, respectively. Depreciation expense increased over the prior year largely as a result of an increase in the average number of Airbus aircraft owned from an average of 6.3 during the year ended March 31, 2003 to an average of 11.4 for the year ended March 31, 2004, an increase of 81.0%.

        Nonoperating Income (Expense).    Net nonoperating expenses totaled $7,025,000 for the year ended March 31, 2004 compared to net nonoperating expense of $8,718,000 for the year ended March 31, 2003. Interest income increased to $2,074,000 during the year ended March 31, 2004 from $1,883,000 for the prior period due to an increase in invested cash. Interest expense increased to $13,961,000 for the year ended March 31, 2004 from $8,041,000 for the prior period as a result of interest expense associated with the financing of additional aircraft purchased since March 31, 2003 and the government guaranteed loan we obtained in February 2003 which we subsequently repaid in December 2003.

        We completed a public offering of 5,050,000 shares of common stock in September 2003. Under the terms of our government guaranteed loan, we were required to make a prepayment of the loan equal to 60% of the net proceeds from the offering. As a result, we prepaid approximately $48,418,000 on the loan. In December 2003, we repaid the remaining loan balance due of $11,582,000. As a result of paying off the government guaranteed loan, we wrote off approximately $9,816,000 of deferred loan costs associated with the prepayment amount. Of this amount, approximately $8,053,000 represented the unamortized portion of the value assigned to the warrants issued to ATSB and to two other guarantors in connection with the loan transaction.

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

        Income Tax Expense (Benefit).    We recorded income tax expense of $7,822,000 during the year ended March 31, 2004 at a 38.2% effective tax rate, compared to an income tax benefit of $14,655,000 for the year ended March 31, 2003, at a 37.1% effective tax rate. During the ended March 31, 2004, the Company's tax expense was at a federal rate of 35.0% plus the blended state rate of 3.0% (net of federal benefit) and was increased by the tax effect of permanent differences of 3.0%. During the year ended March 31, 2004 the Company recorded a $558,000 reduction to income tax expense as a result of an adjustment to deferred income taxes provided for in prior years, which approximated 3.0%. The expected benefit for the year ended March 31, 2003 was at a federal rate of 35.0% plus the blended state rate of 3.7% (net of federal tax benefit) and was reduced by the tax effect of permanent differences of 1.0%.

Liquidity and Capital Resources

        Our liquidity depends to a large extent on the number of passengers who fly with us, the fares we charge, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 20 additional Airbus aircraft that as of March 31, 2005 are scheduled for delivery through March 2008.

        We had cash, cash equivalents and short-term investments of $174,795,000 and $190,609,000 at March 31, 2005 and March 31, 2004, respectively. At March 31, 2005, total current assets were $275,550,000 as compared to $233,850,000 of total current liabilities, resulting in working capital of $41,700,000. At March 31, 2004, total current assets were $269,733,000 as compared to $181,659,000 of total current liabilities, resulting in working capital of $88,074,000. The decrease in our working capital from March 31, 2004 is largely a result of capital expenditures and debt principal payments.

        Operating activities.    Cash provided by operating activities for the year ended March 31, 2005 was $19,240,000. This is attributable to our net loss adjusted for non-cash charges and credits and changes in working capital accounts. Our restricted investments increased largely as a result of increased collateral requirements for our bankcard processor associated with the increase in our air traffic liability and an increase in collateral for our workers' compensation insurance. Prepaid expenses increased principally as a result of an increase in fuel deposits (due to the increase in the price of fuel and an increase in fuel consumption associated with the increase in block hours flown) and prepaid expenses related to passenger expenses increased due to the increase in passenger traffic over the prior year. Additionally, prepaid aircraft rents increased as a result of the net increase of eight leased aircraft we took delivery of during the year. Inventories increased as a result of an increase in the value of our fuel inventory and for the increase in the number of aircraft in our fleet. Our air traffic liability increased as a result of the growth of our business associated with the increase in the number of aircraft in our fleet and the associated increase in the number of passengers we carried. Our accrued expenses increased as a result of increases in employee benefits associated with the increase in the number of employees, increases in health care expenses, and increases in passenger related taxes associated with our increase in revenue and passengers carried.

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

        Investing Activities.    Cash provided by investing activities for the year ended March 31, 2005 was $14,841,000. Aircraft lease and purchase deposits made during the period were $21,436,000 which was offset by deposits returned or applied to aircraft purchases of $23,008,000. Capital expenditures were

$128,776,000 for the year ended March 31, 2005 and included the purchase of one Airbus A318 aircraft; and two Airbus A319 aircraft and one spare engine that were delivered to us and that we sold in sale-leaseback transactions. Additionally, capital expenditures included the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, ground equipment, and equipment related to our new reservation system. We applied pre-delivery payments totaling $6,412,000 for the purchase of an Airbus A318 aircraft to the purchase of that aircraft, and the pre-delivery deposits totaling $14,716,000 for the two Airbus A319 aircraft were returned to us upon sale of the aircraft. We received $80,963,000 from the sale of the two new A319 aircraft and two spare engines that we sold in sale-leaseback transactions, two spare engines for our Boeing fleet and other Boeing spare parts. We also sold $57,600,000 of short-term securities.

        Cash used in investing activities for the year ended March 31, 2004 was $193,576,000. Aircraft lease and purchase deposits made during this period were $39,987,000, which was offset by deposits returned of $33,541,000. Restricted investments decreased by $2,444,000 which was associated with collateral on returned aircraft and new aircraft deliveries where we substituted cash security deposits in lieu of the letters of credit that were previously in place. We also had net purchases totaling $55,265,000 of short-term securities. We used $134,651,000 for the purchase of four additional Airbus aircraft, aircraft leasehold improvements including LiveTV, ground equipment to support increased below-wing operations, and computer equipment, including scanning equipment for our new mail transportation requirements.

        Financing Activities.    Cash provided by financing activities for the year ended March 31, 2005 was $7,705,000. During the year ended March 31, 2005, we borrowed $22,000,000 for the purchase of one Airbus A318 aircraft and paid $18,373,000 of debt principal payments on our 14 owned aircraft. During the year ended March 31,2005 we also had short-term borrowings of $5,000,000 under a revolving line of credit, received $349,000 from the exercise of common stock options and paid 1,271,000 of fees for debt financing.

        During the year ended March 31, 2004, we completed a public offering of 5,050,000 shares of our common stock. We received $81,077,000, net of offering expenses, from the sale of these shares and we also received $1,001,000 from the exercise of common stock options. We borrowed $98,500,000 to finance the purchase of four Airbus aircraft and made principal repayments on debt of $83,325,000. In July 2003, we received an income tax refund from the Internal Revenue Service totaling $26,574,000 and prepaid $10,000,000 on our government guaranteed loan upon receipt of this refund. In September 2003, we used $48,418,000 of the proceeds from the stock offering to prepay a portion of the government guaranteed loan. Both prepayments were required by the loan agreement. In December 2003, we repaid the remaining loan balance due of $11,582,000.

Other Items that Impact our Liquidity

        In February 2005, we placed in production a Sabre, Inc. customer automation solution, SabreSonic™, to power our reservations and check-in capabilities along with a broad scope of technology for streamlining our operations and improving revenues. This solution replaces Electronic Data Systems' Shares, a system we have used since our inception in 1994. With SabreSonic, we will have access to real-time passenger data including the customer's history with Frontier and any EarlyReturns frequent flyer activity, current travel plans and any changes made to an existing reservation. The data can be accessed by our customer service agents via an open-source, Windows-based interface at all customer touch points including the website, reservations, the ticket counter and the gate, providing a seamless customer service experience from the time the customer books the ticket until they arrive at their final destination. During the year ended March 31, 2005 we incurred approximately $2,960,000 in costs associated with this transition. We anticipate further expenses in fiscal year 2006 related to this system.

        We entered into an agreement with two vendors to market and sell all of our Boeing 737-200 and certain Boeing 737-300 spare parts inventories. We have completed the process of transferring the initial inventory package to these vendors. We began to actively sell these parts in August 2004. Once we have completed the required return condition maintenance on the retired Boeing aircraft, we will sell the remaining Boeing spare parts. As of March 31, 2005, the carrying value of our Boeing spare parts inventories totaled $7,060,000. As we continue to have Boeing parts available for sale to these vendors, we will reflect the fair value of the rotables less selling costs. As of March 31, 2005, we have recognized $744,000 in gross proceeds resulting in a net gain on our expendable and rotable inventory totaling approximately $66,000.

        We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. Prior to applying for a government guaranteed loan under the Stabilization Act, we filed a shelf registration with the Securities and Exchange Commission in April 2002 that allows us to sell equity or debt securities from time to time as market conditions permit. In September 2003, we completed a public offering of 5,050,000 shares of our common stock for approximately $81.1 million, substantially all of which were used to prepay the government guarantee loan. As of March 31, 2005, there is $64,150,000 remaining on the shelf registration. We may need to continue to explore avenues to enhance our liquidity if our current economic and operating environment does not improve. We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit and aircraft sale-leasebacks, the sale of equity or debt securities, and other transactions as necessary to support our capital and operating needs. For further information on our financing plans and activities and commitments, see "Contractual Obligations" and "Commercial Commitments" below.

        We expect to continue generating positive cash flow from our operations for the foreseeable future. We have obtained financing for all of our aircraft deliveries scheduled for calendar years 2005 and 2006 and expect to have adequate liquidity to cover our contractual obligations. However, we cannot predict future trends or predict whether current trends and conditions will continue. Our future liquidity and capital resources may be impacted by many factors, including "Risk Factors" in Item 1 of this report.

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2005:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt—principle payments(1)	$18,223,000	$39,573,000	$44,207,000	$199,012,000	$301,015,000
Long-term debt—interest payments(1)	15,571,000	28,109,000	23,620,000	32,516,000	99,816,000
Short-term borrowings	5,000,000	—	—	—	5,000,000
Operating leases(2)	132,430,000	258,271,000	243,956,000	642,780,000	1,277,437,000
Unconditional purchase obligations(3)(4)(5)	98,824,000	436,465,000	10,634,000	—	545,923,000

Total contractual cash obligations	$270,048,000	$762,418,000	$322,417,000	$874,308,000	$2,229,191,000

(1)
At March 31, 2005, we had 14 loan agreements for nine Airbus A319 aircraft and five Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $215,000 and $218,000, bear interest with rates of 6.71% and 6.54%, with maturities in May and

  August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 12 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At March 31, 2005, interest rates for these loans ranged from 3.50% to 5.25%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR.

(2)
As of March 31, 2005, we lease 28 Airbus A319 type aircraft, two Airbus A318 aircraft, and five Boeing 737 type aircraft under operating leases with expiration dates ranging from 2005 to 2017. Two of the Boeing 737 type aircraft are no longer in service and three were taken out of service in April 2005. The table above includes lease payments through the end of the lease term for four of the Boeing aircraft and one negotiated early termination fee for a Boeing aircraft we are returning to the lessor prior to the expiration date of the lease. Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft. At March 31, 2005, we had made cash security deposits of $16,551,000 and had arranged for letters of credit of $2,034,000 collateralized by restricted cash balances. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the fiscal year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft. Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft. As of March 31, 2005, we have taken delivery of 12 of these aircraft. The remaining seven aircraft are scheduled for delivery beginning in May 2005 through February 2007. As of March 31, 2005, we have made $1,302,000 in security deposit payments for future leased aircraft deliveries. Total lease obligations include seven A319 aircraft not yet received.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2005 to 2015. In addition, we lease certain airport gate facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)
As of March 31, 2005, we have remaining firm purchase commitments for 13 additional aircraft and two spare engines, which have scheduled delivery dates beginning in May 2005 and continuing through 2008. Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of March 31, 2005, we had made pre-delivery payments on future deliveries totaling $22,976,000 to secure these aircraft.

We have executed the term sheet for the debt financing for two of our A319 aircraft scheduled for delivery from Airbus in June and July 2005. The terms of these agreements permit us to borrow up to $24,900,000 per aircraft or 80% of the appraised base value of the aircraft, whichever is less, over a period of 12 years at floating interest rates with a balloon payment equal to 20% of the original loan amount due at maturity.

We have executed loan and security agreements and other related documents in connection with the debt financing for an additional two of our A319 aircraft scheduled for delivery from Airbus in fiscal year 2007. Under the terms of these agreements, upon satisfaction of conditions precedent and the execution and delivery of other closing documents, we are permitted to borrow up to $26,200,000 per aircraft or 80% of the appraised base value of the aircraft, whichever is less, over a period of 12 years at floating interest rates with a balloon payment equal to 20% of the original loan amount due at maturity. In addition, we have entered into a letter of intent for the purchase and leaseback of one A319 aircraft scheduled for delivery from Airbus in fiscal year 2007. This letter of intent also extends the lease term of two existing aircraft from 60 months to 144 months from the original delivery date. These letters of intent are non-binding as of March 31, 2005 and therefore are not reflected in the contractual obligations table.

We have signed a letter of intent for the sale-leaseback of one owned and three spare engines scheduled for delivery between October 2004 and February 2006. In October 2004, we completed the sale-leaseback of two of these engines with proceeds totaling $12,186,000. The terms of this agreement allow us to sell each spare engine to the buyer at the time of delivery, and then lease the engines back for a period of ten years commencing on the delivery date. The agreement will provide financing for an additional two spare engines which we expect we will order in the future. The purchase amounts for these spare engines are included as purchase obligations above.

(4)
In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We agreed to the purchase of 46 units. As of March 31, 2005, we have purchased 44 units and have made deposits toward the purchase of five additional units. We intend to install LiveTV in every new aircraft we place in service. The table above includes amounts for the installation of DirectTV for the remaining 13 aircraft to be purchased and the remaining seven aircraft to be leased, less $1,383,000 million of deposits already paid for five of the installations.

(5)
We entered into a services agreement with Sabre, Inc. for its SabreSonic™ passenger solution to power our reservations and check-in capabilities along with a broad scope of technology for streamlining our operations and improving revenues. The table above includes minimum annual fees for system usage fees. Usage fees are based on passengers booked and actual amounts paid may be in excess of the minimum per the contract terms.

Commercial Commitments

Letters of Credit and Cash Deposits

        As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers' compensation insurance. As of March 31, 2005, we had outstanding letters of credit, bonds, and cash security deposits totaling $13,160,000, $1,552,000, and $20,563,000, respectively. In order to meet these requirements, we have a letter of credit agreement with a financial institution for up to $20,000,000, which expires December 1, 2005. This facility can be used only for the issuance of standby letters of credit. Any amounts drawn under this facility are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet. As of March 31, 2005, we have utilized $12,410,000 under this credit agreement for standby letters of credit that provide credit support for certain leases. In the event that this facility is not renewed beyond their present expiration dates, the certificates of deposit would be redeemed and paid to the various lessors as cash security deposits in lieu of standby letters of credit. As a result, there would be no impact on our liquidity if these agreements were not renewed. In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.

        We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with bankcard customers. As of March 31, 2005, that amount totaled $25,344,000. The amount is adjusted quarterly in arrears based on our air traffic liability associated with bankcard transactions. As of June 1, 2005, we are required to increase the amount by approximately $8,228,000.

        We use the Airline Reporting Corporation ("ARC") to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity. As of December 31, 2004, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended May 27, 2005, the coverage would be increased to $8,914,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

        In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, we receive the difference between a fixed swap price and a price based on an agreed upon published spot price for jet fuel. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price. If the index price is lower, we pay the difference. A collar agreement has a cap price, a primary floor price, and, in the case of a three-way collar, a secondary floor price. When the hedged product's index price is above the cap, we receive the difference between the index and the cap. When the hedged product's index price is below the primary floor but above the secondary floor, we pay the difference between the index and the primary floor. However, when the price is below the secondary floor, we are only obligated to pay the difference between the primary and secondary floor prices. When the price is between the cap price and the primary floor, no payments are required.

        In September 2003, we entered into a swap agreement with a notional volume of 630,000 gallons per month for the period from January 1, 2004 to June 30, 2004. The fixed price of the swap was 74.50 cents per gallon and the agreement was estimated to represent 7% of our fuel purchases for that period. On May 21, 2004, we entered into a two-way collar agreement that hedged approximately 25% of our expected fuel requirements in the quarters ended December 31, 2004 and March 31, 2005. The collar uses West Texas Intermediate crude oil as its basis. The cap price is set at $39.00 per barrel, and the floor price is set at $34.85 per barrel. The unrealized net gain on this and derivative contract at March 31, 2005 was $2,837,000 and the realized net gain on all agreements for the year ended March 31,2005 was $4,768,000. On November 12, 2004, we entered into a two-way collar agreement that hedges approximately 28% of our expected fuel requirements for the quarter ended June 30, 2005. This collar uses Gulf Coast Jet A as its basis. The cap price is set at $1.34 per gallon, and the floor price is set at $1.20 per gallon. On May 13, 2005, we entered into an additional derivative transaction that hedges approximately 20% of our projected fuel requirements for the period from July 1, 2005 to December 31, 2005. This collar agreement has a cap price of $53.00 per barrel and the floor is set at $50.73 per barrel.

        In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through June 30, 2007. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR. During the years ended March 31, 2005 and 2004, interest expense was increased by $351,000 and $177,000, respectively, for this agreement. Approximately $655,000 of unrealized losses are included in accumulated other comprehensive loss, net of income taxes of $246,000, for the year ended March 31, 2005.

Maintenance Contracts

        Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft, subsequently modified and extended in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The amounts due based on flight hours are not included in table above. The costs under this agreement for our purchased aircraft for the year ended March 31, 2005 and 2004 were approximately $2,603,000 and $1,833,000, respectively. For our leased aircraft, we do not make the flight hour payments to GE under the agreement, instead we make engine maintenance reserve payments as required under the applicable lease agreements. At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly fro the repair of aircraft engines from reserve accounts established under the applicable lease documents.

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

        Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used. We monitor resale values for Boeing parts quarterly using estimates obtained from our vendors. We evaluated our estimated usage of these parts and the current resale value during the year ended March 31, 2005 and recorded additional provisions totaling $1,263,000. The cost of WTI crude oil increased from $36.74 per barrel at March 31, 2004 to $54.19 per barrel at March 31, 2005. As a result of the increase in the cost of fuel, we have accelerated the dates that we would cease using the Boeing aircraft from September 2005 to mid-April 2005. We believe the decline in resale values of parts for the less fuel-efficient Boeing 737-200 and Boeing 737-300 aircraft was due in part to increasing fuel prices during the past year. Because of the earlier termination date of the use of the Boeing aircraft, our estimated usage of these parts decreased, contributing to the amount of the additional provision recorded during the year ended March 31,2005. During the fiscal year ended March 31, 2004, we recorded a provision for excess Boeing expendable parts inventory totaling $618,000. The provision in 2004 was principally the result of declining resale values of excess Boeing expendable parts. As of March 31, 2005, the carrying value of our Boeing expendable inventory totaled approximately $1,308, 000.

Impairment of Long-Lived Assets

        During the years ended March 31, 2005 and 2004, we recorded impairment charges of $3,860,000 and $3,047,000, respectively. We monitor resale values for Boeing rotables quarterly using estimates obtained from our vendors and records impairment charges based on this analysis and current sales prices. During the year ended March 31, 2005, we recorded impairment charges as a result of further market declines of the carrying values of Boeing 733 expendable inventory, rotable parts and a spare engine. During the year ended March 31, 2004, we recorded an impairment charge for rotables and for two Boeing 737-300 spare engines. The impairment charge totaling $901,000 was principally the result of declining resale values for Boeing rotables. The impairment for the spare engines totaled $2,146,000 and was recorded as a result of our decision to sell these remaining spare engines. The impairment was based on three separate quotes from third parties for a sale-leaseback transaction on these engines. As of March 31, 2005, the carrying value of our Boeing spare parts totaled approximately $5,752,000.

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

        Effective January 1, 2003, the Company executed a 12-year engine services agreement with GE covering the scheduled and unscheduled repair of Airbus engines. This agreement was extended to May 1, 2019 in September 2004. Under the terms of the services agreement, we agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul our engines on Airbus aircraft as required during the term of the services agreement, subject to certain exclusions. We believe the fixed rate per-engine hour approximates the periodic cost we would have incurred to service those engines. Accordingly, these payments are expensed as the obligation is incurred.

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

        We enter into derivative instruments to hedge the interest payments associated with a portion of our LIBOR-based borrowings and fuel purchases. We designate certain interest rate swaps as qualifying cash flow hedges. We also enter into derivative instruments to reduce exposure to the effect of fluctuations in fuel prices. These transactions are accounted for as trading instruments under SFAS 133. As a result, we record these instruments at fair market value and recognizes realized and unrealized gains and losses in aircraft fuel expense.

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

        As of March 31, 2005 and 2004, we estimated that approximately 102,000 and 47,600 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 15,000-mile free round-trip domestic ticket award threshold. As of March 31, 2005 and 2004, we had recorded a liability of approximately $1,275,000 and $584,000, respectively, for these rewards.

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

        During the year ended March 31, 2003, we received a $10,000,000 advance from the issuing bank for fees expected to be earned under the program. This advance was recorded as deferred revenue when it was received. Fees earned as credit cards are issued or renewed, and as points are awarded to the credit card customers are applied against this advance. In November 2004, we had earned all of the initial advance.

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

        For the year ended March 31, 2005, we earned total fees of $12,227,000. Of that amount, $8,455,000 was deferred as the travel award component, and the remaining marketing component of $3,772,000 was recognized as a reduction to sales and promotions expense. For the year ended March 31, 2004, we earned total fees of $4,245,000. Of that amount, $3,286,000 was deferred as the travel award component, and the remaining marketing component of $959,000 was recognized as a reduction to sales and promotions expense. Amortization of deferred revenue recognized in earnings during the years ended March 31, 2005 and 2004 was $4,396,000 and $786,000, respectively.

Self-Insurance

        We are self insured for the majority of our group health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance healthcare liability represents our heath insurance underwriter's estimate of claims that have been incurred but not reported as of March 31, 2005. This liability, which totaled $2,098,000 at March 31, 2005, was estimated based on our claims experience. We determine the actual average claims cost per employee and the number of days between the incurrence of a claim and the date it is paid. The estimate of our liability for employee healthcare represents approximately 1.6 months of unreported claims with an increase in claims based on a trend factor of 6.5%

        While we believe that the estimate of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of healthcare expenses we have recorded.

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R), revised FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the effective date for SFAS No. 123(R) was changed to the first reporting period that begins after June 15, 2005. Accordingly, the Company plans to adopt SFAS No. 123(R) on April 1, 2006 and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 for which requisite service has been provided as of April 1, 2006. The Company will recognize compensation expense on awards granted subsequent to April 1, 2006 using the fair values determined by a valuation model prescribed by SFAS(R). The compensation expense on awards granted prior to April 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation.

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk

Fuel

        Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the year ended March 31, 2005. Based on fiscal year 2005 actual fuel usage, such a change would have had the effect of increasing or decreasing our aircraft fuel expense by approximately $18,577,000 in fiscal year 2005. Comparatively, based on projected fiscal year 2006 fuel usage, including fuel required for our regional partner, such a change would have the effect of increasing or decreasing our aircraft fuel expense by approximately $20,223,000 in fiscal year 2006, excluding the effects of our fuel hedging arrangements. The increase in exposure to fuel price fluctuations in fiscal year 2006 is due to the increase of our average aircraft fleet size projected for the year ending March 31, 2006 and the related gallons expected to be purchased.

        In September 2003, we entered into a swap agreement with a notional volume of 630,000 gallons per month for the period from January 1, 2004 to June 30, 2004. The fixed price of the swap was 74.50 cents per gallon and the agreement was estimated to represent 7% of our fuel purchases for that period. The results of operations for the year ended March 31, 2004 include an unrealized derivative gain of $469,000 that is included in fuel expense and a realized net gain of $918,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. On May 21, 2004, we entered into an additional derivative transaction that is designed to economically hedge approximately 25% of our projected fuel requirements in the quarters ending December 31, 2004 and March 31, 2005. On November 12, 2004, we entered into a two-way collar agreement that hedges approximately 27% of our expected fuel requirements for the quarter ended June 30, 2005. This collar uses Gulf Coast Jet A as its basis. The additional derivative transaction is a collar agreement that uses West Texas Intermediate crude oil as its basis. The cap price is set at $39.00 per barrel, and the floor is set at $34.85 per barrel. The results of operations for the year ended March 31, 2005 include an unrealized derivative gain of $2,837,000 that is included in fuel expense and a realized net gain of $4,768,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense with respect to these two agreements.

Interest

        We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 86.8% of the debt on our owned Airbus A319 and A318 aircraft is subject to interest rate adjustments every three to nine months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $2,613,000, assuming the loans outstanding that are subject to interest rate adjustments at March 31, 2005 totaling $261,304, 000 are outstanding for the entire period.

        In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. As of March 31, 2005, we had hedged approximately 9.7% of our variable interest rate loans. As of March 31, 2005, the fair value of the swap agreement is recorded in the balance sheet as an asset of $300,000.

Item 8:    Financial Statements and Supplementary Data

        Our financial statements are filed as a part of this report immediately following the signature page.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures

        The management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Report on Internal Control over Financial Reporting

        No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B.    Other Information

        None.

PART III

Item 10:    Directors and Executive Officers of the Registrant.

Code of Ethics

        The information required by this Item is incorporated herein by reference to the data under the heading "Election of Directors" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 8, 2005. We will file the definitive Proxy Statement with the Commission on or before July 29, 2005.

Audit Committee Financial Expert

        The information required by this Item is incorporated herein by reference to the data under the heading "Election of Directors" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 8, 2005. We will file the definitive Proxy Statement with the Commission on or before July 29, 2005.

Item 11.    Executive Compensation.

        The information required by this Item is incorporated herein by reference to the data under the heading "Executive Compensation" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 8, 2005. We will file the definitive Proxy Statement with the Commission on or before July 29, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is incorporated herein by reference to the data under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 8, 2005. We will file the definitive Proxy Statement with the Commission on or before July 29, 2005.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference to the data under the heading "Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 8, 2005. We will file the definitive Proxy Statement with the Commission on or before July 29, 2005.

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item is incorporated herein by reference to the data under the heading "Principal Accountant Fees and Services" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 8, 2005. We will file the definitive Proxy Statement with the Commission on or before July 29, 2005.

PART IV

Item 15(a):    Exhibits and Financial Statement Schedules

Exhibit Numbers		Description of Exhibits
Exhibit 3—Articles of Incorporation and Bylaws:
3.1		Restated Articles of Incorporation of the Company. (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
3.2		Amended and Restated Bylaws of the Company. (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
Exhibit 4—Instruments defining the rights of security holders:
4.1		Specimen common stock certificate of the Company. (Exhibit 4.1 to the Company's Registration Statement on Form SB-2, declared effective May 20, 1994)
4.2
Rights Agreement, dated as of February 20, 1997, between Frontier Airlines, Inc. and American Securities Transfer & Trust, Inc, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed March 12, 1997)
4.2	(a)	Amendment to Rights Agreement dated June 30, 1997. (Exhibit 4.4(a) to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997; Commission File No. 0-24126)
4.2	(b)	Amendment to Rights Agreement dated December 5, 1997. (Exhibit 4.4(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999)
4.2	(c)	Third Amendment to Rights Agreement dated September 9, 1999. (Exhibit 4.4 to the Company's Registration Statement on Form 8-A/A filed October 14, 1999)

4.2	(d)	Fourth Amendment to Rights Agreement dated May 30, 2001. (Exhibit 4.4(d) to the Company's Annual Report on Form 10-K for the year ended March 31, 2001)
4.2	(e)*	Fifth Amendment to Rights Agreement dated as of May 2, 2005
4.2	(f)*	Sixth Amendment to Rights Agreement dated as of May 2, 2005
4.3
Frontier Airlines Inc. Warrant to Purchase Common Stock, No. 1—Air Stabilization Board. Two Warrants, dated as of February 14, 2003, substantially identical in all material respect to this Exhibit, have been entered into with each of the Supplemental Guarantors granting each Supplemental Guarantor a warrant to purchase 191,697 shares under the same terms and conditions described in this Exhibit. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 25, 2003)
4.4
Registration Rights Agreement dated as of February 14, 2003 by and Frontier Airlines, Inc. as the Issuer, and the Holders to Herein of Warrants to Purchase Common Stock, No Par Value. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 4.6 to the Company's Current Report on Form 8-K dated March 25, 2003)
Exhibit 10—Material Contracts:
+10.1		1994 Stock Option Plan. (Exhibit 10.3 to the Company's Registration Statement on Form SB-2, declared effective May 20, 1994).
+10.1	(a)	Amendment No. 1 to 1994 Stock Option Plan. (Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995; Commission File No. 0-4877).
+10.1	(b)	Amendment No. 2 to 1994 Stock Option Plan. (Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997; Commission File No. 0-24126).
10.2		Airport Use and Facilities Agreement, Denver International Airport (Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995; Commission File No. 0-4877).
10.3		Space and Use Agreement between Continental Airlines, Inc. and the Company. (Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999).
10.3	(a)
Second Amendment to Space and Use Agreement between Continental Airlines, Inc. and the Company. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
10.4
Airbus A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L., Seller, and Frontier Airlines, Inc., Buyer. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).

10.5
Aircraft Lease Common Terms Agreement dated as of April 20, 2000 between General Electric Capital Corporation and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.6
Aircraft Lease Agreement dated as of April 20, 2000 between Aviation Financial Services, Inc., Lessor, and Frontier Airlines, Inc., Lessee, in respect of 15 Airbus A319 Aircraft. After 3 aircraft were leased under this Exhibit with Aviation Financial Services, Inc. as Lessor, related entities of Aviation Financial Services, Inc. replaced it as the Lessor, but each lease with these related entities is substantially identical in all material respects to this Exhibit. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.7
Lease dated as of May 5, 2000 for Frontier Center One, LLC, as landlord, and Frontier Airlines, Inc., as tenant. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.7	(a)*
Amendment Number Two to Lease Agreement. Portions of this exhibit has been excluded from the publicly available document and filed separately with the SEC in a confidential treatment request under Rule 24b-2 of the Securities Act of 1934, as amended.
10.8
Operating Agreement of Frontier Center One, LLC, dated as of May 10, 2000 between Shea Frontier Center, LLC, and 7001 Tower, LLC, and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.9
Standard Industrial Lease dated April 27, 2000, between Mesilla Valley Business Park, LLC, landlord, and Frontier Airlines, Inc., tenant. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.10
General Terms Agreement No. 6-13616 between CFM International and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.11
Lease Agreement dated as of December 15, 2000 between Gateway Office Four, LLC, Lessor, and Frontier Airlines, Inc., Lessee. (Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.12
Code Share Agreement dated as of May 3, 2001 between Frontier Airlines, Inc. and Great Lakes Aviation, Ltd. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).

10.12	(a)
Amendment No. 1 to the Codeshare Agreement dated as of May 3, 2001 between Frontier Airlines, Inc. and Great Lakes Aviation, Ltd. Portions of the exhibit have been excluded from the publicly available document andan order granting confidential treatment of the excluded material has been received. (Exhibit 10.62(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
+10.13
Employee Stock Ownership Plan of Frontier Airlines, Inc. as amended and restated, effective January 1, 1997 and executed February 5, 2002. (Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
+10.14
Amendment of the Employee Stock Ownership Plan of Frontier Airlines, Inc. as amended and restated, effective January 1, 1997 and executed February 5, 2002 for EGTRRA. (Exhibit 10.66(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
+10.15
Director Compensation Agreement between Frontier Airlines, Inc. and Samuel D. Addoms dated effective April 1, 2002. This agreement was modified on April 1, 2003, to expressly describe the second installment exercise period as on or after December 31, 2003, and the third installment exercise period as on or after April 1, 2004. (Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002).
10.16
Secured Credit Agreement dated as of October 10, 2002 between Frontier Airlines, Inc. and Credit Agricole Indosuez in respect to 3 Airbus 319 aircraft. Portions of this exhibit have been excluded form the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002).
10.17
Aircraft Mortgage and Security Agreement dated as of October 10, 2002 between Frontier Airlines, Inc. and Credit Agricole Indosuez in respect to 3 Airbus 319 aircraft. Portions of this exhibit have been excluded form the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.76 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002).
10.18
Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.19
Aircraft Lease Agreement dated as of December 5, 2003 between International Lease Finance Corporation, Inc., and Frontier Airlines, Inc., Lessee, in respect of 1 Airbus A319 Aircraft. Frontier has signed leases for 4 additional Airbus 319 aircraft with this Lessor under Aircraft Lease Agreements that are substantially identical in all material respects to this Exhibit. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
+10.20	*	Frontier Airlines 2004 Equity Incentive Plan. (Exhibit B to the Company's 2004 Annual Meeting of Shareholders; filed July 26, 2004).
+10.21	*	Executive Bonus Plan for the Company's fiscal year ending March 31, 2006.

+10.22	*	Long Term Incentive Plan for the Company's fiscal year ending March 31, 2006.
+10.23	*
Form of Stock Appreciation Rights Agreement for issuance of stock appreciation rights pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers.
+10.24	*	Form of Incentive Stock Option Agreement for issuance on incentive stock options pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers.
+10.25	*	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers.
+10.26	*
Form of Non-Qualified Stock Option Agreement for issuance of non-qualified stock options pursuant to the Frontier Airlines 2004 Equity Incentive Plan to qualifying members of the Company's Board of Directors.
+10.27	*	Summary of Base Salary Compensation Arrangements with Named Executive Officers.
Exhibit 23—Consents of Experts:
23.1	*	Consent of KPMG LLP
Exhibit 31—Certifications
31.1	*	Section 302 certification of President and Chief Executive Officer, Jeffery S. Potter.
31.2	*	Section 302 certification of Chief Financial Officer, Paul H. Tate.
Exhibit 32—Certifications
32.1	**	Section 906 certifications of President and Chief Executive Officer, Jeffery S. Potter,
32.2	**	Section 906 certifications of Chief Financial Officer, Paul H. Tate

*
Filed herewith.

**
Furnished herewith.

+
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES, INC.
Date: June 13, 2005	By:	/s/ Paul H. Tate

Paul H. Tate, Vice President and
Chief Financial Officer
Date: June 13, 2005	By:	/s/ Elissa A. Potucek

Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 13, 2005	By:	/s/ Jeffery S. Potter

Jeffery S. Potter, Director
Date: June 13, 2005	By:	/s/ Samuel D. Addoms

Samuel D. Addoms, Director
Date: June 13, 2005	By:	/s/ William B. McNamara

William B. McNamara, Director
Date: June 13, 2005	By:	/s/ Paul Stephen Dempsey

Paul Stephen Dempsey, Director
Date: June 13, 2005	By:	/s/ LaRae Orullian

B. LaRae Orullian, Director
Date: June 13, 2005	By:	/s/ D. Dale Browning

D. Dale Browning, Director
Date: June 13, 2005	By:	/s/ Jim Upchurch

James B. Upchurch, Director
Date: June 13, 2005	By:	/s/ Hank Brown

Hank Brown, Director
Date: June 13, 2005	By:	/s/ Patricia A. Engels

Patricia A. Engels, Director

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines, Inc.:

        We have audited the accompanying balance sheets of Frontier Airlines, Inc. as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the financial statements, the Company changed its method of accounting for aircraft maintenance checks from the accrual method of accounting to the direct expense method in 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frontier Airlines, Inc.'s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
June 13, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Frontier Airlines, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Airlines, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Frontier Airlines, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Frontier Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Frontier Airlines, Inc., as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 13, 2005 expressed an unqualified opinion on those financial statements. Our report refers to a change in accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method in 2003.

/s/ KPMG LLP

Denver, Colorado
June 13, 2005

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Frontier Airlines, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        As of March 31, 2005, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of March 31, 2005 is effective.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

FRONTIER AIRLINES, INC.

Balance Sheets

March 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$171,794,772	$130,008,729
Short-term investments (note 4)	3,000,000	60,600,000
Restricted investments	28,011,395	24,732,024
Receivables, net of allowance for doubtful accounts of $927,000 and $225,000 at March 31, 2005 and 2004, respectively	37,748,785	26,570,443
Security and other deposits (note 8)	1,900,250	215,000
Prepaid expenses and other assets	18,740,220	13,093,499
Inventories, net of allowance of $3,973,000 and $2,991,000 and March 31, 2005 and 2004, respectively	7,564,342	6,126,573
Assets held for sale	1,317,334	—
Deferred tax asset (note 10)	5,472,643	8,386,390

Total current assets	275,549,741	269,732,658
Property and equipment, net (note 5)	455,813,682	440,470,566
Security and other deposits (note 8)	18,662,421	16,261,690
Aircraft pre-delivery payments	22,976,090	28,329,370
Restricted investments	11,126,307	9,971,212
Deferred loan fees and other assets	7,882,430	4,940,102

	$792,010,671	$769,705,598

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,240,376	$31,167,168
Air traffic liability	112,688,811	83,339,560
Other accrued expenses (note 7)	55,337,203	44,660,868
Current portion of long-term debt (note 9)	18,222,539	17,386,538
Short-term borrowings	5,000,000	—
Deferred revenue and other liabilities (note 6)	5,361,422	5,105,136

Total current liabilities	233,850,351	181,659,270
Long-term debt (note 9)	282,792,222	280,000,752
Deferred tax liability (note 10)	17,331,125	32,225,150
Deferred revenue and other liabilities (note 6)	20,116,667	17,878,800

Total liabilities	554,090,365	511,763,972

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 35,995,342 and 35,597,442 shares issued and outstanding at March 31, 2005 and March 31, 2004, respectively	35,995	35,597
Additional paid-in capital	188,165,820	185,078,386
Unearned ESOP shares (note 14)	(2,270,652)	(2,182,634)
Accumulated other comprehensive loss, net of tax	271,267	(137,785)
Retained earnings	51,717,876	75,148,062

Total stockholders' equity	237,920,306	257,941,626

Commitments and contingencies (notes 3, 8, 14 and 17)
	$792,010,671	$769,705,598

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Operations

Years Ended March 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Passenger	$731,821,890	$615,389,565	$460,187,753
Passenger—regional partner	84,268,560	11,191,338	—
Cargo	4,957,731	8,077,106	5,557,153
Other	12,591,260	9,021,133	4,191,009

Total revenues	833,639,441	643,679,142	469,935,915

Operating expenses:
Flight operations	132,022,593	105,255,438	85,674,568
Aircraft fuel expense	185,821,202	108,862,582	86,063,581
Aircraft lease expense	87,095,717	70,061,270	70,239,038
Aircraft and traffic servicing	129,469,952	110,377,894	86,447,925
Maintenance	76,678,749	70,443,627	73,080,757
Promotion and sales	76,461,549	65,322,259	53,031,888
General and administrative	48,350,563	36,750,152	26,060,812
Operating expenses—regional partner	92,480,847	14,634,258	—
Aircraft lease and facility exit costs	—	5,371,799	—
Losses on sales of assets, net	84,610	1,837,550	—
Impairment and other related charges	5,123,224	3,560,151	2,478,486
Depreciation	26,497,930	23,719,743	17,649,815

Total operating expenses	860,086,936	616,196,723	500,726,870

Operating income (loss)	(26,447,495)	27,482,419	(30,790,955)

Nonoperating income (expense):
Interest income	3,757,596	2,074,050	1,882,691
Interest expense	(13,184,345)	(13,961,074)	(8,041,412)
Emergency Wartime Supplemental Appropriations Act	—	15,024,052	—
Loss on early extinguishment of debt	—	(9,815,517)	(1,774,311)
Aircraft lease and facility exit costs	—	—	—
Unrealized derivative loss	—	—	(132,282)
Other, net	36,148	(346,434)	(652,897)

Total nonoperating income (expense), net	(9,390,601)	(7,024,923)	(8,718,211)

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting method	(35,838,096)	20,457,496	(39,509,166)
Income tax expense (benefit)	(12,407,910)	7,822,361	(14,655,366)

Income (loss) before cumulative effect of change in accounting method	(23,430,186)	12,635,135	(24,853,800)
Cumulative effect of change in method of accounting for maintenance, net of tax (note 1)	—	—	2,010,672

Net income (loss)	$(23,430,186)	$12,635,135	$(22,843,128)

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statement of Operations, continued

Years Ended March 31, 2005, 2004 and 2003

	2005	2004	2003
Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.66)	$0.39	$(0.84)
Cumulative effect of change in method of accounting for maintenance checks	—	—	0.07

Net income (loss)	$(0.66)	$0.39	$(0.77)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.66)	$0.36	$(0.84)
Cumulative effect of change in method of accounting for maintenance checks	—	—	0.07

Net income (loss)	$(0.66)	$0.36	$(0.77)

Weighted average shares of common stock outstanding
Basic	35,641,370	32,732,567	29,619,742

Diluted	35,641,370	35,276,416	29,619,742

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Stockholders' Equity and Other Comprehensive Income (Loss)

Years Ended March 31, 2005, 2004 and 2003

	Common Stock	Additional paid-in capital	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balances, March 31, 2002	29,422	85,867,486	(2,119,670)	—	85,356,055	169,133,293
Net loss	—	—	—	—	(22,843,128)	(22,843,128)
Exercise of common stock options	252	616,695	—	—	—	616,947
Warrants issued in conjunction with debt agreement	—	9,282,538	—	—	—	9,282,538
Tax benefit from exercises of stock options	—	657,806	—	—	—	657,806
Amortization of employee stock compensation	—	—	2,119,670	—	—	2,119,670

Balances, March 31, 2003	29,674	96,424,525	—	—	62,512,927	158,967,126
Net income	—	—	—	—	12,635,135	12,635,135
Other comprehensive loss—unrealized loss on derivative instruments, net of tax of $85,000	—	—	—	(137,785)	—	(137,785)

Total comprehensive income						12,497,350

Sale of common stock, net of offering costs of $257,000	5,050	81,072,096	—	—	—	81,077,146
Exercise of common stock options	227	1,000,487	—	—	—	1,000,714
Tax benefit from exercises of stock options	—	1,261,937	—	—	—	1,261,937
Equity adjustment for the repricing of warrants issued in conjunction with a debt agreement	—	116,701	—	—	—	116,701
Contribution of common stock to employees stock ownership plan	646	5,202,640	(5,203,286)	—	—	—
Amortization of employee stock compensation	—	—	3,020,652	—	—	3,020,652

Balances, March 31, 2004	$35,597	$185,078,386	$(2,182,634)	$(137,785)	$75,148,062	$257,941,626
Net loss	—	—	—	—	(23,430,186)	(23,430,186)
Other comprehensive income — unrealized gain on derivative instruments, net of tax of $246,000	—	—	—	409,052	—	409,052

Total comprehensive loss						(23,021,134)

Exercise of common stock options	52	336,775	—	—	—	336,827
Tax benefit from exercises of stock options	—	(288,503)	—	—	—	(288,503)
Contribution of common stock to employees stock ownership plan	346	3,027,190	(3,027,536)	—	—	—
Amortization of employee stock compensation	—	—	2,939,518	—	—	2,939,518
Capital contribution		11,972				11,972

Balances, March 31, 2005	$35,995	$188,165,820	$(2,270,652)	$271,267	$51,717,876	$237,920,306

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Cash Flows

Years ended March 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(23,430,186)	$12,635,135	$(22,843,128)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Employee stock ownership plan compensation expense	2,939,518	2,498,700	2,641,624
Depreciation and amortization	27,123,642	25,411,877	18,864,332
Impairment recorded on property and equipment	3,860,342	3,047,482	—
Provisions recorded on inventories	1,262,882	617,749	2,478,196
Write off of deferred loan costs	—	9,815,517	—
Losses on disposal of equipment and other, net	482,669	1,501,465	573,075
Unrealized derivative (gains) losses, net	(2,837,000)	(469,394)	299,328
Deferred tax expense	(12,514,853)	9,957,271	10,300,219
Changes in operating assets and liabilities:
Restricted investments	(7,916,066)	(13,057,670)	(1,031,556)
Receivables	(11,409,993)	(451,660)	2,679,621
Income taxes receivable	231,651	24,363,525	(17,770,072)
Security and other deposits	(304,925)	(328,127)	144,788
Prepaid expenses and other assets	(5,646,721)	(3,590,110)	1,510,213
Inventories	(2,700,651)	(785,486)	(1,832,654)
Deferred loan fees and other assets	1,150,746	1,352,536	(3,906,355)
Accounts payable	6,073,208	4,512,197	3,674,660
Air traffic liability	29,349,251	24,463,937	(2,215,082)
Other accrued expenses	11,031,932	22,007,937	32,295
Refundable stabilization act compensation	—	—	(4,835,381)
Accrued maintenance expense	—	—	(2,269,046)
Deferred revenue and other liabilities	2,494,153	4,514,925	14,378,900

Net cash provided by operating activities	19,239,599	128,017,806	873,977
Cash flows from investing activities:
Aircraft lease and purchase deposits made	(21,436,210)	(39,986,696)	(43,945,654)
Aircraft lease and purchase deposits returned and applied to aircraft	23,008,434	33,541,079	56,351,125
Decrease in restricted investments	3,481,600	2,443,500	1,176,700
Decrease (increase) in short-term investments	57,600,000	(55,265,000)	(2,735,000)
Proceeds from the sale of property and equipment	80,962,695	341,435	29,750,000
Capital expenditures	(128,775,506)	(134,650,799)	(238,667,511)

Net cash provided by (used in) investing activities	14,841,013	(193,576,481)	(198,070,340)
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	348,799	82,077,860	1,274,753
Proceeds from short-term borrowings	5,000,000	—	—
Proceeds from long-term borrowings	22,000,000	98,500,000	241,100,000
Payment of financing fees	(1,270,839)	(1,231,201)	(3,504,435)
Principal payments on long-term borrowings	(18,372,529)	(83,324,659)	(28,945,720)
Principal payments on obligations under capital leases	—	—	(138,020)

Net cash provided by financing activities	7,705,431	96,022,000	209,786,578
Net increase in cash and cash equivalents	41,786,043	30,463,325	12,590,215

Cash and cash equivalents, beginning of year	130,008,729	99,545,404	86,955,189

Cash and cash equivalents, end of year	$171,794,772	$130,008,729	$99,545,404

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

March 31, 2005

1.     Nature of Business and Summary of Significant Accounting Policies

  Nature of Business

        Frontier Airlines, Inc. ("Frontier" or the "Company") provides air transportation for passengers and freight. Frontier was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994. The Company, in conjunction with its regional jet partner Frontier JetExpress, currently operates routes linking from its Denver hub to 44 cities coast to coast and five cities in Mexico and service to Cancun, Mexico from four non-hub cities. The Company operates a fleet of 37 Airbus A319 aircraft, seven Airbus A318 aircraft, three Boeing aircraft and nine CRJ 700 aircraft (operated by Horizon Air Industries, Inc.) from its base in Denver, and employs approximately 4,500 aviation professionals as of March 31, 2005.

        Airline operations have high fixed costs relative to revenues and are highly sensitive to various factors, including the actions of competing airlines and general economic factors. Small fluctuations in yield per revenue passenger mile or expense per available seat mile can significantly affect operating results.

  Preparation of Financial Statements and Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        For financial statement purposes, the Company considers cash and short-term investments with an original maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates fair value.

  Short-term Investments

        Short-term investments consist of the following: (a) auction rate securities with auction reset periods less than 12 months, classified as available-for-sale securities stated at fair value; and (b) certificates of deposit with maturities between three months and one year, classified as held-to-maturity and are carried at amortized cost which approximates fair value. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Interest income is recognized when earned.

  Supplemental Disclosure of Cash Flow Information

  Cash Paid During the Year for:

	2005	2004	2003
Interest	$12,345,237	$9,836,737	$6,490,758
Taxes	$160,598	$312,484	$—

  Supplemental disclosure of non-cash activities:

        In connection with the commercial loan facility the Company obtained during the year ended March 31, 2003, the Company issued warrants to the ATSB and to two other guarantors for the purchase of 3,833,946 of our common stock at $6.00 per share. The warrants had an estimated fair value of $9,282,538 which was recorded as deferred loan fees with a corresponding adjustment to additional paid-in capital. See Note 12.

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

  Valuation and Qualifying Accounts

        The following table summarizes our valuation and qualifying accounts as of March 31, 2005, 2004, and 2003, and the associated activity for the years then ended.

	Allowance for Doubtful Accounts	Allowance for Inventory
Balance at March 31, 2002	$155,000	$—
Additional expenses	477,000	2,478,000
Deductions	(395,000)	—

Balance at March 31, 2003	237,000	2,478,000
Additional expenses	593,000	618,000
Deductions	(605,000)	(105,000)

Balance at March 31, 2004	225,000	2,991,000
Additional expenses	1,012,000	1,263,000
Deductions	(310,000)	(281,000)

Balance at March 31, 2005	$927,000	$3,973,000

  Inventories

        Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used. The Company monitors resale values for Boeing parts quarterly using estimates obtained from outside vendors. The Company has evaluated the estimated usage of these parts and the current resale value during the year ended March 31, 2005 and recorded additional provisions totaling $1,263,000. The cost of WTI crude oil increased from $36.74 per barrel at March 31, 2004 to $54.19 per barrel at March 31, 2005. As a result of the increase in the cost of fuel, the Company has accelerated the dates to cease using the Boeing aircraft from September 2005 to mid-April 2005. The Company believes the decline in resale values of parts for the less fuel-efficient Boeing 737-200 and Boeing 737-300 aircraft was due in part to increasing fuel prices during the past year. Because of the earlier termination date of the use of the Boeing aircraft, the estimated usage of these parts decreased, contributing to the amount of the additional provision recorded during the year ended March 31, 2005. During the fiscal year ended March 31, 2004, the Company recorded a provision for excess Boeing expendable parts inventory totaling $618,000. The provision in 2004 was principally the result of declining resale values of excess Boeing expendable parts. As of March 31, 2005, the carrying value of Boeing expendable inventory totaled approximately $1,308,000.

  Property and Equipment

        Property and equipment are carried at cost. Major additions, betterments and renewals are capitalized. Depreciation and amortization is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

Aircraft, spare aircraft parts and flight equipment	7 - 25 years
Improvements to leased aircraft	Life of improvements or term of lease, whichever is less.
Capitalized software	3 years
Ground property; equipment and leasehold improvements	3 - 5 years or term of lease

        Residual values for aircraft are at 25% of the aircraft cost.

  Deferred Loan Fees

        Deferred loan fees, including the estimated fair value of warrants issued to the lenders, are deferred and amortized over the term of the related debt obligation. During the year ended March 31, 2004, the Company wrote off $9,816,000 in deferred loan costs associated with the prepayment of the government guaranteed loan.

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

        Effective January 1, 2003, the Company and GE Engine Services, Inc. ("GE") executed a twelve-year engine services agreement (the "Services Agreement") covering the scheduled and unscheduled repair of Airbus engines, which was subsequently modified in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the agreement term coincides with the initial lease term of 12 years. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company's engines on Airbus aircraft as required during the term of the Services Agreement, subject to certain exclusions. The Company believes the fixed rate per-engine hour approximates the periodic cost the Company would have incurred to service those engines. Accordingly, these payments are expensed as the obligation is incurred.

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

  Advertising Costs

        The Company expenses the costs of advertising as promotion and sales in the year incurred. Advertising expense was $10,802,635, $7,897,365 and $5,717,438 for the years ended March 31, 2005, 2004, and 2003, respectively. During the years ended March 31, 2005, 2004 and 2003, the amount of expense recognized related to advertising barter transactions were $2,051,000, $1,635,000, and $629,000, respectively. During the years ended March 31, 2005, 2004 and 2003, the amount of revenue recognized related to advertising barter transactions were $2,324,000, $611,000, and $1,102,000, respectively. Prepaid barter expenses as of March 31, 2005 and 2004 was $474,000 and $450,000, respectively.

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

  Frontier Jet Express

        In September 2003, the Company signed a 12-year agreement with Horizon Air Industries, Inc. ("Horizon"), under which Horizon will operate up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 and replaced our codeshare with Mesa Airlines which terminated in December 2003. In accordance with Emerging Issues Task Force No. 01-08, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"), we have concluded that the Horizon agreement contains leases as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time. Frontier establishes the scheduling, routes and pricing of the flights operated as "Frontier JetExpress" under the agreement. EITF 01-08 was effective for new arrangements or arrangements modified after the beginning of an entity's next reporting period after May 28, 2003. The assessment of whether an arrangement contains a lease is made at the inception of or upon modification of an arrangement. Therefore, we began recording revenues and expenses related to the Horizon Agreement gross, as opposed to net, upon inception of service. Prior to the implementation of EITF 01-08, JetExpress revenues were reduced by related expenses and reported net as other revenues. Revenues are pro-rated to the segment operated by the regional partner based on miles flown and are included in passenger revenues—regional partner. Expenses directly related to the flights flown by the regional partner are included in operating expenses—regional partner. The Company allocates indirect expenses between mainline and JetExpress operations by using regional partner departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

        Amounts included in other revenues for the years ended March 31, 2005, 2004, and 2003 were approximately as follows:

	Year Ended March 31
	2005	2004	2003
Mesa revenues	$—	$25,155,000	$1,608,000
Mesa expenses	—	(23,438,000)	(2,314,000)

Net amount in other revenues	$—	$1,717,000	$(706,000)

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

        As of March 31, 2005 and 2004, the Company estimated that approximately 102,000 and 47,600 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 15,000-mile free round-trip domestic ticket award threshold. As of March 31, 2005 and 2004, the Company had recorded a liability of approximately $1,275,000 and $584,000, respectively, for these rewards.

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

        Because of our limited history with our frequent flier program, the Company has estimated the period over which the frequent flier mileage awards will be used based on industry averages adjusted downward to take into account that most domestic airlines require 25,000 frequent flyer miles for a domestic round-trip ticket, whereas the Company requires only 15,000 frequent flyer miles for a domestic round-trip ticket.

        For the year ended March 31, 2005, the Company earned total fees of $12,227,000. Of that amount, $8,455,000 was deferred as the travel award component, and the remaining marketing component of $3,772,000 was recognized as a reduction to sales and promotions expense. For the year ended March 31, 2004, the Company earned total fees of $4,245,000. Of that amount, $3,286,000 was deferred as the travel award component, and the remaining marketing component of $959,000 was recognized as a reduction to sales and promotions expense. Amortization of deferred revenue recognized in earnings during the years ended March 31, 2005 and 2004 was $4,396,000 and $786,000, respectively.

  Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of all securities that could share in earnings. Shares outstanding include shares contributed to the Employee Stock Option Plan.

  Income Taxes

        The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and net operating losses and tax credit carryforwards. A valuation allowance for net deferred tax assets is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

  Fair Value of Financial Instruments

        The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 2005 and 2004 with exception of its fixed rate loans. The estimated fair value of the Company's fixed rate loans based on current rates available to the Company for debt of the same remaining maturity was approximately $36,732,000 as compared to the carrying amount of $39,711,000 at March 31, 2005. The estimated the fair value of the Company's fixed rate loans based on current rates available to the Company for debt of the same remaining maturity was approximately $46,663,000 as compared to the carrying amount of $42,153,000 at March 31, 2004.

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

  Self-Insurance

        The Company is self-insured for the majority of the group health insurance costs, subject to specific retention levels. The Company records its liability for health insurance claims based on health insurance underwriter's estimate of claims that have been incurred but not reported.

  Stock Based Compensation

        Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the Common Stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's pro forma net income (loss) and earnings (loss) per share would be as follows:

	2005(1)	2004	2003
Net income (loss) as reported	$(23,430,186)	$12,635,135	$(22,843,128)
Less: total compensation expense determined under fair value method, method, net of tax	4,201,805	1,862,553	3,447,779

Pro forma net income (loss)	$(27,631,991)	$10,772,582	$(26,290,907)

Earnings (loss) per share, basic:
As Reported	$(0.66)	$0.39	$(0.77)
Pro Forma	$(0.78)	$0.33	$(0.89)
Earnings (loss) per share, diluted:
As Reported	$(0.66)	$0.36	$(0.77)
Pro Forma	$(0.78)	$0.31	$(0.89)

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R), revised SFAS 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the effective date for SFAS 123(R) was changed to the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) on April 1, 2006 and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 for which requisite service has been provided as of April 1, 2006. The Company will recognize compensation expense on awards granted subsequent to April 1, 2006 using the fair values determined by a valuation model prescribed by SFAS(R). The compensation expense on awards granted prior to April 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation.

(1)
In September and October of 2004, the Company's Board of Directors approved that certain of the Company's stock options with exercise prices in excess of the stock's current market price be modified to accelerate vesting. The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense in its statement of operations associated with these options in future periods upon adoption of SFAS No. 123(R). As a result, a total of 671,500 options became immediately vested. These options originally became vested between October 2004 and March 2009. Exercise prices for these options ranged from $8.00 to $24.17 per share. There were 35 employees affected by the modification. The total accelerated expense as a result of the modification is approximately $2,997,000, net of taxes, and is included in the pro forma numbers presented in the table above.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification to short-term investments of $58,600,000 of auction rate securities, which were included in cash and cash equivalents at March 31, 2004 because of the short duration of their reset periods. In addition, impairments in the amount of $3,560,000 and $2,478,000 have been reclassified from maintenance expense to impairments and other related charges in the years ended March 31, 2004 and 2003, respectively.

2.     Government Assistance

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

3.     Derivative Instruments

  Fuel Hedging

        In November 2002, the Company initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the Company receives the difference between a fixed swap price and a price based on an agreed upon published spot price for jet fuel. If the index price is higher than the fixed price, the Company receives the difference between the fixed price and the spot price. If the index price is lower, the Company pays the difference. A collar agreement has a cap price, a primary floor price, and a secondary floor price. When the U.S. Gulf Coast Pipeline Jet index price or WTI price is above the cap, the Company receives the difference between the index and the cap. When the index price is below the primary floor but above the secondary floor, the Company pays the difference between the index and the primary floor. However, when the price is below the secondary floor, the Company is only obligated to pay the difference between the primary and secondary floor prices. When the price is between the cap price and the primary floor, no payments are required.

        The Company has entered into the following swap and collar agreements:

Date	Notional volume (gallons per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases
November 2002	770,000	December 1, 2002 - May 31, 2003	$0.7225, fixed	10%
November 2002	385,000	December 1, 2002 - November 30, 2003	$0.82, with primary floor of $0.72 and secondary floor of $0.645	5%
March 2003	1,260,000	April 1, 2003 - June 30, 2003	$0.7925, fixed	15%
April 2003	1,260,000	July 1, 2003 - December 31, 2003	$0.7153, fixed	15%
September 2003	630,000	January 1, 2004 - June 30, 2004	$0.7450, fixed	7%
May 2004	420,000	October 1, 2004 - March 31, 2005	$39.0 per barrel, with a floor of $34.8 per barrel	25%
November 2004	225,000	April 1, 2005 - June 30, 2005	$1.34, with a floor of $1.20	28%

        The results of operations for the year ended March 31, 2005, 2004 and 2003 include an unrealized derivative gain of $2,837,000, an unrealized derivative gain of $469,000 and an unrealized derivative loss of $167,000, respectively, which are included in aircraft fuel expense. Additionally, a realized net gain of approximately $4,768,000, $918,000 and $726,000 in cash settlements from a counter-party is recorded as a reduction of fuel expense for the years ended March 31, 2005, 2004 and 2003, respectively.

  Interest Rate Hedging Program

        In March 2003, the Company entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge the interest payments associated with a portion of its LIBOR-based borrowings through June 30, 2007. Under the interest rate swap agreement, the Company is paying a fixed rate of 2.45% and receiving a variable rate based on the three month LIBOR which is reset quarterly. Interest expense for the years ended March 31, 2005 and 2004 includes $177,000 and $351,000, respectively, of settlement amounts paid or payable to the counter party for the period. At March 31, 2005, the

Company's interest rate swap agreement had an estimated unrealized gain of $300,000 and is included in deferred loan fees and other assets. At March 31, 2004, the Company's interest rate swap agreement has an estimated unrealized loss of $356,000 and is included in other accrued expenses. Changes in the fair value of interest rate swaps designated as hedging instruments are reported in accumulated other comprehensive income (loss) included in stockholders' equity. Approximately $655,000 of unrealized losses are included in accumulated other comprehensive income (loss) included in stockholders' equity, net of income taxes of $246,000, for the year ended March 31, 2005. Approximately $223,000 of unrealized losses are included in accumulated other comprehensive income (loss) included in stockholders' equity, net of income taxes of $85,000, for the year ended March 31, 2004. The unrealized losses are expected to be reclassified into interest expense as a yield adjustment in the same period in which the related interest payments on the LIBOR-based borrowings effects earnings.

4.     Investment securities

        Investment securities at March 31, 2005 and 2004 consisted of the following:

	2005	2004
Available-for-sale securities:
Auction rate securities collateralized by student loan bonds and corporate debt(2)	$3,000,000	$58,600,000

	3,000,000	58,600,000

Held-to-maturity securities:
U.S. Government and agencies(1)	—	47,406,611
Bond money market funds(1)	33,699,968	—
Commercial paper(1)	23,977,360	—
Cash deposit(2)	—	2,000,000

	57,677,328	49,406,611

Total	$60,677,328	$108,006,611

(1)
Reported in cash and cash equivalents

(2)
Reported in short-term investments

        The carrying values of available-for-sale and held-to-maturity securities approximates fair value. There were no unrealized gains or losses on these investments for the years ended March 31, 2005, 2004 and 2003. Contractual maturities of all held-to-maturity securities mature in one year or less. The contractual maturity for the available-for-sale security is November 30, 2032 with a reset date of April 1, 2005.

5.     Property and Equipment, Net

        As of March 31, 2005 and 2004 property and equipment consisted of the following:

	2005	2004
Aircraft, spare aircraft parts, and improvements to leased aircraft	$489,324,022	$458,627,110
Ground property, equipment and leasehold improvements	38,524,096	33,219,581
Construction in progress	231,397	3,940,114

	528,079,515	495,786,805
Less accumulated depreciation and amortization	(72,265,833)	(55,316,239)

Property and equipment, net	$455,813,682	$440,470,566

        Airbus flight equipment and manufacturers' credits received or earned but not yet placed in service totaled approximately $62,000 and $3,612,000, at March 31, 2005 and 2004, respectively.

        During the years ended March 31, 2005 and 2004, the Company recorded impairment charges of $3,860,000 and $3,047,000, respectively. The Company monitors resale values for Boeing rotables quarterly using estimates obtained from its vendors and records impairment charges based on this analysis and current sales prices. During the year ended March 31, 2005, impairment charges were recorded as a result of further market declines of the carrying values of Boeing 737 expendable inventory, rotable parts and a spare engine. During the year ended March 31, 2004, the impairment charge was for rotables and for two Boeing 737-300 spare engines. The impairment charge totaling $901,000 was principally the result of declining resale values for Boeing rotables. The impairment for the spare engines totaled $2,146,000 and was recorded as a result of the Company's decision to sell these remaining spare engines. The impairment was based on three separate quotes from third parties for a sale leaseback transaction on these engines.

        During the year ended March 31, 2004, the Company completed a sale-leaseback transaction of an Airbus A319 aircraft resulting in a loss of $1,323,000. The charge is included in the loss on sale of aircraft in the statement of operations. The Company agreed to lease this aircraft over a 12-year term.

6.     Deferred Revenue and Other Liabilities

        At March 31, 2005 and 2004, deferred revenue and other liabilities is comprised of the following:

	2005	2004
Deferred revenue related to co-branded credit card	$6,557,945	$2,499,281
Advance received for co-branded credit card	—	5,755,000
Deferred rent	18,271,668	13,154,287
Remaining lease payments for aircraft and facilities abandoned before lease termination date	—	1,128,582
Other	648,476	446,786

Total deferred revenue and other liabilities	25,478,089	22,983,936
Less current portion	(5,361,422)	(5,105,136)

	$20,116,667	$17,878,800

7.     Other Accrued Expenses

        The March 31, 2005 and 2004 other accrued expenses is comprised of the following:

	2005	2004
Accrued salaries and benefits	$30,340,793	$27,120,734
Federal excise and other passenger taxes payable	17,251,283	10,441,301
Property tax payable	2,279,718	1,850,202
Remaining lease payments for aircraft and facilities abandoned before lease termination date	1,063,022	1,695,927
Other	4,402,387	3,552,704

	$55,337,203	$44,660,868

8.     Lease Commitments

  Aircraft Leases

        At March 31, 2005 and 2004, the Company operated 33 and 25 leased aircraft, respectively, which are accounted for under operating lease agreements with initial terms ranging from 5 years to 12 years. Security deposits related to leased aircraft and future leased aircraft deliveries at March 31, 2005 and 2004 totaled $17,853,432 and $12,406,932, respectively, and are included in security and other deposits. Letters of credit issued to certain aircraft lessors in lieu of cash deposits and related restricted investments to secure these letters of credit at March 31, 2005 and 2004 totaled $2,034,000 and $5,515,600, respectively.

        During the year ended March 31, 2004, the Company ceased using three of its Boeing 737-200 leased aircraft, two of which had lease terminations in October 2003 and one with a lease termination date in October 2005. This resulted in a charge of $5,054,000, representing the estimated fair value of the remaining lease payments and the write-off of the unamortized leasehold improvements on the aircraft. These charges are included in the Statement of Operations as aircraft lease and facility exit costs.

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

        During the year ended March 31, 2005, the Company ceased providing air service to a city with an airport facility lease. This resulted in a charge of $50,000. During the year ended March 31, 2004, the Company closed its El Paso, Texas maintenance facility which had a lease termination date of August 2007 resulting in a charge of $318,000, representing the estimated fair value of the remaining lease payments. The charge is included in the Statement of Operations as aircraft lease and facility exit costs.

        A summary of the activity charged to the aircraft and property lease termination liabilities are as follows:

	Aircraft	Facility	Total
Initial accrual	$3,591,739	$317,567	$3,909,306
Lease payments	(1,042,338)	(42,459)	(1,084,797)

Balance, March 31, 2004	2,549,401	275,108	2,824,509
Additions	—	50,292	50,292
Lease payments	(1,616,601)	(75,832)	(1,692,433)

Balance, March 31, 2005	$932,800	$249,568	$1,182,368

        A summary of the balance sheet classification of the liabilities are as follows:

	Aircraft	Facility	Total
2005
Current portion included in other accrued expenses	$932,800	$130,222	$1,063,022
Long-term portion included in deferred revenue and other liabilities	—	119,346	119,346

Total	$932,800	$249,568	$1,182,368

2004
Current portion included in other accrued expenses	$1,619,887	$76,040	$1,695,927
Long-term portion included in deferred revenue and other liabilities	929,514	199,068	1,128,582

Total	$2,549,401	$275,108	$2,824,509

        For leases that contain escalations, the company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability.

        At March 31, 2005, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total
2006	$110,145,479	$22,284,568	$132,430,047
2007	111,609,358	19,503,111	131,112,469
2008	111,066,548	16,092,198	127,158,746
2009	106,870,654	15,639,224	122,509,878
2010	106,870,654	14,575,026	121,445,680
Thereafter	627,850,094	14,930,160	642,780,254

Total minimum lease payments	$1,174,412,787	$103,024,287	$1,277,437,074

        Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 2005, 2004 and 2003 was $130,205,307, $98,472,585, and $92,337,439, respectively.

9.     Long-term Debt and Short-term Borrowings

        Long-term debt and short-term borrowings at March 31, 2005 and 2004 consisted of the following:

	2005	2004
Credit Facility(1)	$5,000,000	$—
Aircraft notes payable, 6.62% weighted average fixed interest rate(2)	39,711,187	42,153,401
Aircraft notes payable, variable interest rates based on LIBOR plus margins ranging from 1.25% to 1.70% 4.31% weighted average interest rate at March 31, 2005(3)	151,020,717	159,585,104
Aircraft notes payable, variable interest rates based on LIBOR plus margins ranging from 1.95% to 2.25%, 4.96% weighted average interest rate at March 31, 2005(4)	89,268,847	95,648,785
Aircraft note payable, variable interest rates based on LIBOR plus a margin of 1.95%, for an overall rate of 4.56% at March 31, 2005(5)	21,014,010	—

Total Debt	306,014,761	297,387,290
Less: current maturities	(23,222,539)	(17,386,538)

Long-term debt	$282,792,222	$280,000,752

(1)
In March 2005, the Company entered into a two-year revolving credit facility, ("Credit Facility") to be used in support of letters of credit and for general corporate purposes. Under this facility, the Company may borrow the lesser of $13,000,000 ("maximum commitment amount") or 50% of the current market value of pledged eligible spare parts. Letters of credit available is the maximum commitment amount under the facility less current borrowings. Interest under the Credit Facility is based on the Eurodollar rate plus a margin of 3.75% or Prime plus a margin of 2.0%, for Eurodollar borrowings and alternative base rate borrowings, respectively. In addition, there is a quarterly commitment fee of 0.50% per annum of the unused portion of the facility based on the maximum commitment amount. The agreement contains a covenant that will not permit the Company to maintain an unrestricted cash and cash equivalent position of less than $120,000,000, with a 30-day cure period. The amount available for borrowings under the Credit Facility at March 31, 2005 was $7,246,000, of which $5,000,000 was outstanding at March 31, 2005.

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

(3)
During the year ended March 31, 2003, the Company borrowed $171,100,000 for the purchase of seven Airbus A319 aircraft. Each aircraft loan has a term of 12 years and is payable in quarterly or semi-annually installments, including interest, payable in arrears, with a floating interest rate adjusted quarterly or semi-annually based on LIBOR plus margins of 1.25% to 1.70%. At March 31, 2005 interest rates for these loans ranged from 3.50% to 4.76%. At the end of the term, there are balloon payments that range from $4,800,000 to $7,770,000 at the end of the term. The loans are secured by the aircraft financed.

(4)
During the year ended March 31, 2004, the Company borrowed $98,500,000 for the purchase of four Airbus A318 aircraft. Each aircraft loan has a term of 12 years and is payable in monthly installments, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR plus a margin of 2.25% for three of the loans, and LIBOR plus a margin of 1.95% for the fourth. At March 31, 2005 interest rates for these loans ranged from 4.64% to 5.25%. At the end of the term, there is a balloon payment of $3,060,000 each for three of the aircraft loans and $2,640,000 for the fourth. The loans are secured by the aircraft financed.

(5)
During the year ended March 31, 2005, the Company borrowed $22,000,000 for the purchase of one Airbus A318 aircraft. The aircraft loan has a term of 12 years and is payable in monthly principle installments of $215,385 as of March 31, 2005, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR plus a margin of 1.95% for an overall rate of 4.560% at March 31, 2005. At the end of the term, there is a balloon payment of $2,640,000. A security interest in the aircraft secures the loan.

        Maturities of long-term debt and short-term borrowings are as follows:

2006	$23,222,539
2007	19,243,283
2008	20,330,214
2009	21,494,433
2010	22,712,564
Thereafter	199,011,728

$306,014,761

10.   Income Taxes

        Income tax expense (benefit) for the years ended March 31, 2005, 2004, and 2003, including amounts recorded as the cumulative effect of a change in accounting principle, is presented below.

	Current	Deferred	Total
Year ended March 31, 2005:
U.S. Federal	$—	$(11,822,849)	$(11,822,849)
State and local	106,943	(692,004)	(585,061)

	$106,943	$(12,514,853)	$(12,407,910)

Year ended March 31, 2004:
U.S. Federal	$(1,891,662)	$10,851,098	$8,959,436
State and local	(243,248)	(893,827)	(1,137,075)

	$(2,134,910)	$9,957,271	$7,822,361

Year ended March 31, 2003:
U.S. Federal	$(24,433,153)	$12,431,462	$(12,001,691)
State and local	—	(1,467,730)	(1,467,730)

	$(24,433,153)	$10,963,732	$(13,469,421)

        Income tax expense (benefit) presented above for the year ended March 31, 2003, is net of $1,185,945 of income tax expense reflected in cumulative effect of change in method of accounting for maintenance.

        The differences between the Company's effective rate for income taxes and the federal statutory rate of 35% are shown in the following table:

	2005	2004	2003
Income tax expense (benefit) at the statutory rate	$(12,543,334)	$7,160,123	$(13,828,208)
State and local income tax, net of federal income tax benefit	(931,791)	646,449	(1,222,250)
Valuation allowance recorded against certain state net operating loss carryforwards	262,160	—	—
Nondeductible expenses	649,700	573,643	395,092
Adjustment to deferred taxes previously provided	—	(557,854)	—
Other	155,355	—	—

	$(12,407,910)	$7,822,361	$(14,655,366)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at March 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Accrued vacation and health insurance	$4,010,391	$3,124,883
Accrued workers compensation liability	1,337,932	1,667,388
Deferred rent	6,870,147	4,946,012
Inventory reserve	1,493,838	1,124,674
Capitalized interest	2,589,376	2,115,163
Net operating loss carryforwards	75,357,782	16,940,482
Alternative minimum tax credit carryforward	1,757,517	1,757,517
Other	1,536,672	1,571,092

Deferred tax assets	94,953,655	33,247,211
Valuation allowance	(262,160)	—
Net deferred tax assets	94,691,495	33,247,211

Deferred tax liabilities:
Property and Equipment	(106,216,992)	(57,704,400)
Impairment recorded on property and equipment	1,573,327	1,457,787
Deferred loan fees and other assets	(1,180,368)	(113,683)
Accrued maintenance expense	(362,329)	(543,495)
Prepaid commissions	(363,615)	(182,180)

Total gross deferred tax liabilities	(106,549,977)	(57,085,971)

Net deferred tax liabilities	$(11,858,482)	$(23,838,760)

        The net deferred tax assets (liabilities) are reflected in the accompanying balance sheet as follows:

	2005	2004
Current deferred tax assets	$5,472,643	$8,386,390
Non-current deferred tax liabilities	(17,331,125)	(32,225,150)

Net deferred tax liability	$(11,858,482)	$(23,838,760)

        During the year ended March 31, 2005 the Company recorded a valuation allowance against certain state net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        As of March 31, 2004, the Company had federal net operating loss carryforwards totaling $104,598,000 comprised of $45,638,000 which expires in 2023 and $58,960,000 which expires in 2024. During the year ended March 31, 2005, the Company generated an estimated $91,442,000 in additional federal net operating loss carryforwards which expires in 2025. As of March 31, 2005, the Company has an estimated total federal net operating loss carryforwards of $196,040,000.

11.   Common Stock

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

12.   Warrants and Stock Purchase Rights

        In February 2003, the Company issued warrants to purchase 3,833,946 shares of common stock at $6.00 per share to the ATSB and to two other guarantors. The warrants had an estimated fair value of $9,282,538 when issued and expire seven years after issuance. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. These warrants have subsequently been repriced from $6.00 to $5.92 per share as a result of the Company's secondary public offering in September. The Company recorded $117,000 as additional debt issuance costs in conjunction with this repricing.

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

13.   Stock Option Plan

        On September 9, 2004, the shareholders of the Company approved the Frontier Airlines, Inc. 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan allows the Compensation Committee to grant stock options, stock appreciation rights, restricted stock or stock units, any or all of which may be made contingent upon the achievement of performance criteria. Eligible participants include all full-time director and officer level employees of the Company, and such other employees as may be identified by the Compensation Committee from time to time where legally eligible to participate, and non-employee directors. Subject to plan limits, the Compensation Committee has the discretionary authority to determine the size and timing of an award and the vesting requirements related to the award. The plan expires September 12, 2009. The 2004 Plan allows up to a maximum 2,500,000 shares for option grants and 500,000 shares for restricted stock or restricted stock units, subject to adjustment only to reflect stock splits and similar events. As of March 31, 2005, there have been 210,000 shares of stock options granted. With certain exceptions, options issued under this plan through March 31, 2005 generally vest over a five-year period from the date of grant and expire in ten years from the grant date.

        The Company adopted a stock option plan in 1994 whereby the Board of Directors or its Compensation Committee may grant options to purchase shares of the Company's common stock to employees, officers and directors of the Company.

        Under the plan, the Company reserved an aggregate of 6,375,000 shares of common stock for issuance pursuant to the exercise of options. With certain exceptions, options issued through March 31, 2004 generally vest over a five-year period from the date of grant and expire from December 14, 2004 to March 8, 2014. The plan terminated on March 10, 2004.

        A summary of the stock option activity and related information for the years ended March 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding-beginning of year	2,578,565	$11.06	2,430,815	$10.28	2,070,033	$8.78
Granted	210,000	$7.91	522,500	$11.41	667,500	$12.07
Exercised	(51,500)	$6.54	(227,250)	$4.40	(252,719)	$2.44
Surrendered	(41,515)	$16.21	(147,500)	$9.67	(53,999)	$12.72

Outstanding-end of year	2,695,550	$10.82	2,578,565	$11.06	2,430,815	$10.28

Exercisable at end of year	2,279,050	$11.50	1,407,899	$10.43	1,168,815	$10.01

        The grant date fair value of the options granted during the years ended March 31, 2005, 2004 and 2003 were $5.47, $11.41 and $12.07, respectively.

        Exercise prices for options outstanding under the plans as of March 31, 2005 ranged from $2.13 to $24.17 per share. The weighted-average remaining contractual life of those options is 6.5 years. A summary of the outstanding and exercisable options at March 31, 2005, segregated by exercise price ranges, is as follows:

Exercise Price Range	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Exercisable Options	Weighted- Average Exercise Price
$2.13 - $4.98	154,250	$3.25	4.9	116,250	$2.74
$5.15 - $9.63	1,136,500	$6.81	6.3	776,000	$6.63
$10.00 - $14.85	663,000	$11.82	6.6	663,000	$11.82
$15.14 - $19.21	625,500	$16.87	7.2	625,500	$16.87
$21.20 - $24.17	116,300	$21.95	6.7	116,300	$21.95

	2,695,550	$10.82	6.5	2,297,050	$11.50

        As discussed in Note 1, "Nature of Business and Summary of Significant Accounting Policies—Stock Based Compensation,", in September and October of 2004, the Company's Board of Directors approved that certain of the Company's stock options with exercise prices in excess of the stock's current market price be modified to accelerate vesting. As a result, a total of 671,500 options became immediately vested. Exercise prices for these options ranged from $8.00 to $24.17 per share.

        SFAS No. 123 establishes a fair value based method of accounting for stock options. As discussed in Note 1, "Nature of Business and Summary of Significant Accounting Policies—Stock Based Compensation," the Company has elected to continue using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2005	2004	2003
Assumptions:
Risk-free interest rate	3.35%	2.97%	4.14%
Dividend yield	0%	0%	0%
Volatility	73.88%	77.48%	82.06%
Expected life (years)	7	5	5

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

14.   Retirement Plans

  Employee Stock Ownership Plan

        The Company has established an Employee Stock Ownership Plan ("ESOP") which is for the benefit of each employee of the Company, except those employees covered by a collective bargaining agreement that does not provide for participation in the ESOP. Company contributions to the ESOP are discretionary and may vary from year to year. In order for an employee to receive an allocation of Company common stock from the ESOP, the employee must be employed on the last day of the

ESOP's plan year, with certain exceptions. The Company's annual contribution to the ESOP, if any, is allocated among the eligible employees of the Company as of the end of each plan year in proportion to the relative compensation (as defined in the ESOP) earned that plan year by each of the eligible employees. The ESOP does not provide for contributions by participating employees. Employees vest in contributions made to the ESOP based upon their years of service with the Company. A year of service is an ESOP plan year during which an employee has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participating employee will be fully vested after five years of service. Distributions from the ESOP will not be made to employees during employment. However, upon termination of employment with the Company, each employee will be entitled to receive the vested portion of his or her account balance.

        During the year ended March 31, 2005 and 2004, the Company contributed 346,400 and 646,142 shares, respectively to the plan. The Company did not contribute shares to the plan during the year ended March 31, 2003. Total Company contributions to the ESOP from inception through March 31, 2005 totaled 2,187,373 shares. The Company recognized compensation expense during the years ended March 31, 2005, 2004 and 2003 of $2,939,518, $2,498,700, and $2,641,624, respectively, related to its contributions to the ESOP. Compensation expense under the ESOP plan is determined by multiplying the number of the shares contributed by the fair market value of the shares on the date contributed. The fair value of the unearned ESOP shares on March 11, 2005, the date of grant, was $3,027,536. The fair value of the unearned ESOP shares on March 31, 2005 was $3,630,000.

  Retirement Savings Plan

        The Company has established a Retirement Savings Plan under section 401(k) of the Internal Revenue Code, ("401(k) Plan"). Participants may contribute from 1% to 60% of their pre-tax annual compensation up the maximum amount allowed under the Internal Revenue Code. Participants are immediately vested in their voluntary contributions.

        The Company's Board of Directors have elected to match 50% of participant contributions up to 10% of salaries from May 2000 through December 2005. During the years ended March 31, 2005, 2004, and 2003, the Company recognized compensation expense associated with the matching contributions totaling $3,923,750, $2,598,581, and $2,536,363, respectively. Future matching contributions, if any, will be determined annually by the Board of Directors. In order to receive the matching contribution, participants must be employed on the last day of the plan year. Participants vest in contributions made to the 401(k) Plan based upon their years of service with the Company. A year of service is a plan year during which a participant has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participant will be fully vested after five years of service. Upon termination of employment with the Company, each participant will be entitled to receive the vested portion of his or her account balance.

  Retirement Health Plan

        In conjunction with the Company's collective bargaining agreement with its pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. ("the Retirement Health Plan") until age 65. The cost of retiree medical benefits are continued under the same contribution schedule as active employees.

        We regularly evaluate ways to better manage employee benefits and control costs. Any changes to the plan or assumptions used to estimate future benefits could have a significant effect on the amount of the reported obligation and future annual expense.

        The following table provides a reconciliation of the changes in the benefit obligations under the Retirement Health Plan for the years ended March 31, 2005 and 2004.

        Reconciliation of benefit obligation:

	2005	2004
Obligation at beginning of period	$3,680,511	$2,286,750
Service cost	932,527	640,082
Interest cost	218,390	146,494
Benefits paid	(16,756)	(22,000)
Net actuarial loss (gain)	(239,900)	629,185

Obligation at end of period	$4,574,772	$3,680,511

        The following is a statement of the funded status as of March 31:

	2005	2004
Funded status	$(4,574,772)	$(3,680,511)
Unrecognized net actuarial (gain) loss	1,294,318	1,623,648

Accrued benefit liability	$(3,280,454)	$(2,056,863)

        Net periodic benefit cost for the years ended March 31, 2005, 2004, and 2003 include the following components.

	2005	2004	2003
Service cost	$932,527	$640,082	$423,009
Interest cost	218,390	146,494	55,445
Recognized net actuarial loss	89,430	61,410	—

Net periodic benefit cost	$1,240,347	$847,986	$478,454

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") at March 31, 2005, would have the following effects:

	1% increase	1% decrease
Increase (decrease) in total service and interest cost	$148,649	$(128,052)
Increase (decrease) in the APBO	$536,445	$(465,172)

        The measurement dates used to determine the benefit measurements for the plan are March 31, 2005, 2004 and 2003. The Company used the following actuarial assumptions, which were based upon information available as of the beginning of the fiscal year, to account for this postretirement benefit plan:

	2005	2004	2003
Weighted average discount rate	6.0%	6.0%	6.5%
Assumed healthcare cost trend(1)	9.5%	10.0%	9.75%

(1)
Trend rates were assumed to reduce until 2014 when an ultimate rate of 5.00% is reached.

        The estimated benefit payments expected to be paid by the Retirement Health Plan, and funded by the Company, for the next ten years and in the aggregate for fiscal years 2015 through 2019 are as follows:

Fiscal year 2006	$106,724
Fiscal year 2007	$137,658
Fiscal year 2008	$252,843
Fiscal year 2009	$381,990
Fiscal year 2010	$440,499
Fiscal year 2011	$515,339
Fiscal year 2012	$581,228
Fiscal year 2013	$643,722
Fiscal year 2014	$649,098
Fiscal year 2015	$803,895
Fiscal years 2015 -2019	$3,193,282

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. This act does not apply to the Company's Retirement Health Plan as the plan does not provide post Medicare benefits.

15.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
Numerator:
Income before cumulative effect of change in method of accounting for maintenance	$(23,430,186)	$12,635,135	$(24,853,800)
Cumulative effect of change in method of accounting for maintenance	—	—	2,010,672

Net income	$(23,430,186)	$12,635,135	$(22,843,128)

Denominator:
Weighted average shares outstanding, basic	35,641,370	32,732,567	29,619,742
Dilutive effect of employee stock options	—	582,150	—
Dilutive effect of warrants	—	1,961,699	—

Adjusted weighted-average shares outstanding, diluted	35,641,370	35,276,416	29,619,742

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in method of accounting for Maintenance	$(0.66)	$0.39	$(0.84)
Cumulative effect of change in method of accounting for maintenance	—	—	0.07

Basic earnings (loss) per share	$(0.66)	$0.39	$(0.77)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in method of accounting for maintenance	$(0.66)	$0.36	$(0.84)
Cumulative effect of change in method of accounting for maintenance	—	—	0.07

Diluted earnings (loss) per share	$(0.66)	$0.36	$(0.77)

        For the years ending March 31, 2004, the Company has excluded from the calculations of diluted earnings per share 1,022,300 options, with exercise prices ranging from $12.68 to $24.17, because the exercise price of the options was greater than the average market price of the common shares for the respective year. For the years ending March 31, 2005, 2004 and 2003, outstanding options and warrants of 6,529,496, 1,556,265 and 6,264,761, respectively, were excluded from the calculation of diluted earnings per share since the effect would have been anti-dilutive.

16.   Concentration of Credit Risk

        The Company does not believe it is subject to any significant concentration of credit risk relating to receivables. At March 31, 2005 and 2004, 60.8% and 42.2% of the Company's receivables relate to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, the United States Postal Service, and the Internal Revenue Service. Receivables related to tickets sold are short-term, generally being settled shortly after sale or in the month following ticket usage.

17.   Commitments and Contingencies

        From time to time, the Company is engaged in routine litigation incidental to our business. The Company believes there are no legal proceedings pending in which the Company is a party or of which any of our property may be subject to that are not adequately covered by insurance maintained by us, or which, if adversely decided, would have a material adverse affect upon our business or financial condition.

        As of March 31, 2005, the Company has remaining firm purchase commitments for 13 additional aircraft, which have scheduled delivery dates beginning in June 2005 and continuing through March 2008. The Company has also committed to lease as many as seven additional A319 aircraft from third party lessors over the next two years. The Company is not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, the Company is required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of March 31, 2005, pre-delivery payments on future deliveries were made totaling $22,976,000 to secure these aircraft.

        In October 2002 the Company entered into a purchase and long-term services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. The Company agreed to the purchase of 46 units of the hardware. As of March 31, 2005, the Company has purchased 44 units and have made deposits toward the purchase of five additional units. The Company intends to install LiveTV in every new aircraft placed in service.

        The Company has aggregate additional amounts due under these purchase commitments and estimated amounts for buyer-furnished equipment, spare parts for both the purchased and leased aircraft and to equip the aircraft with LiveTV. In addition, the Company has commercial commitments under an agreement with SabreSonic™ for its SabreSonic passenger solution to power the reservations and check-in capabilities along. The estimated aggregate amount for these purchase commitments is $545,923,000; $98,824,000 of which is due in fiscal year 2006, $183,460,000 which is due in fiscal year 2007, $253,005,000 which is due in fiscal year 2008, $5,059,000 which is due in fiscal year 2009 and $5,575,000 which is due in fiscal year 2010.

        As of March 31, 2005, the Company had approximately 4,500 employees, including 1,613 customer service agents, reservations agents, ramp and other airport personnel; 789 flight attendants, 116 aircraft appearance agents, 382 catering and reservation agents, 727 general management and administrative employees, 528 pilots, 331 mechanics and 14 dispatchers. While there can be no assurance that our generally good labor relations will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 22% of whom are represented by unions.

        Of those employees covered by collective bargaining agreements, approximately 99% presently have contracts under negotiation or becoming amendable in fiscal year 2006. We continue to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

18.   Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$192,423,070	$214,434,774	$208,237,471	$218,544,126
Operating Expenses	$200,232,227	$215,031,732	$223,520,909	$221,302,068
Net loss	$(6,573,718)	$(2,081,970)	$(11,058,044)	$(3,716,454)
Loss per share:
Basic	$(0.18)	$(0.06)	$(0.31)	$(0.10)

Diluted	$(0.18)	$(0.06)	$(0.31)	$(0.10)

2004
Revenues	$142,365,950	$165,620,612	$163,560,475	$172,132,105
Operating Expenses	$136,170,698	$149,187,408	$151,071,827	$179,252,334
Net income (loss)	$10,933,690	$1,997,723	$5,455,864	$(5,752,142)
Earnings per share:
Basic	$0.37	$0.07	$0.15	$(0.16)

Diluted	$0.36	$0.06	$0.14	$(0.16)