Form 10-Q
period 2005-06-30
FRONTIER AIRLINES INC /CO/
filed 2005-08-01
CIK 921929

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  1-12805

FRONTIER AIRLINES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1256945
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number including area code:  (720) 374-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares of the Company’s Common Stock outstanding as of July 22, 2005 was 36,172,342.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

FRONTIER AIRLINES, INC.

Balance Sheets

(Unaudited)

	June 30, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$174,284,385	$171,794,772
Short-term investments	—	3,000,000
Restricted investments	35,589,340	28,011,395
Receivables, net of allowance for doubtful accounts of $862,000 and $927,000 at June 30, 2005 and March 31, 2005, respectively	43,710,295	37,748,785
Security and other deposits	1,900,250	1,900,250
Prepaid expenses and other assets	23,579,660	18,740,220
Inventories, net of allowance of $0 and $3,973,000 at June 30, 2005 and March 31,2005, respectively	8,340,789	7,564,342
Assets held for sale (note 10)	5,989,297	1,317,334
Deferred tax assets	6,235,001	5,472,643
Total current assets	299,629,017	275,549,741
Property and equipment, net (note 3)	487,067,397	455,813,682
Security and other deposits	18,290,064	18,662,421
Aircraft pre-delivery payments	21,494,061	22,976,090
Restricted investments	5,815,772	11,126,307
Deferred loan expenses and other assets	6,711,277	7,882,430
Total Assets	$839,007,588	$792,010,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,175,958	$37,240,376
Air traffic liability	137,322,827	112,688,811
Other accrued expenses (note 5)	56,154,292	55,337,203
Current portion of long-term debt (note 6)	19,645,705	18,222,539
Short-term borrowings	—	5,000,000
Deferred revenue and other current liabilities (note 4)	6,583,308	5,361,422
Total current liabilities	262,882,090	233,850,351
Long-term debt (note 6)	301,512,302	282,792,222
Deferred tax liability	16,511,033	17,331,125
Deferred revenue and other liabilities (note 4)	21,130,100	20,116,667
Total liabilities	602,035,525	554,090,365

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000; 36,109,342 and 35,995,342 issued and outstanding at June 30, 2005 and March 31, 2005, respectively	36,109	35,995
Additional paid-in capital	189,255,763	188,165,820
Unearned ESOP shares	(1,513,768)	(2,270,652)
Other comprehensive income	209,831	271,267
Retained earnings	48,984,128	51,717,876
Total stockholders’ equity	236,972,063	237,920,306
Total liabilities and stockholders’ equity	$839,007,588	$792,010,671

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Operations

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)

	June 30, 2005	June 30, 2004
Revenues:
Passenger	$208,067,483	$169,437,481
Passenger- regional partner	22,954,030	19,126,445
Cargo	1,218,934	1,427,495
Other	4,169,614	2,431,649

Total revenues	236,410,061	192,423,070

Operating expenses:
Flight operations	34,793,709	31,789,164
Aircraft fuel expense	59,829,548	40,003,182
Aircraft lease expense	23,108,954	18,890,826
Aircraft and traffic servicing	31,753,244	31,692,204
Maintenance	20,010,658	18,956,086
Promotion and sales	21,871,913	19,838,676
General and administrative	12,251,067	10,294,244
Operating expenses - regional partner	24,117,887	21,293,435
Aircraft lease exit costs (note 8)	3,311,888	—
(Gains) loss on sales of assets, net	(88,038)	529,828
Impairments and other related charges	—	326,146
Depreciation	6,672,077	6,618,439

Total operating expenses	237,632,907	200,232,230

Operating loss	(1,222,846)	(7,809,160)

Nonoperating income (expense):
Interest income	1,364,398	570,570
Interest expense	(4,118,118)	(2,908,016)
Other, net	(102,639)	(65,363)

Total nonoperating expense, net	(2,856,359)	(2,402,809)

Loss before income tax benefit	(4,079,205)	(10,211,969)

Income tax benefit	(1,345,457)	(3,638,251)

Net loss	$(2,733,748)	$(6,573,718)

Loss per share - basic and diluted	$(0.08)	$(0.18)

Weighted average shares of common stock outstanding – basic and diluted	36,027,655	35,603,426

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Cash Flows

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net loss	$(2,733,748)	$(6,573,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Compensation expense under long-term incentive plans and employee ownership plans	791,457	727,545
Depreciation and amortization	6,875,569	6,769,046
Impairment recorded on inventories	—	387,635
Deferred tax benefit	(1,337,216)	(3,675,807)
Unrealized derivative loss	1,006,779	476,928
Loss (gain) on disposal of equipment	(1,893)	525,722
Changes in operating assets and liabilities:
Restricted investments	(2,687,410)	(3,531,333)
Receivables	(5,961,510)	302,884
Security and other deposits	(60,768)	(207,239)
Prepaid expenses and other assets	(4,839,440)	(3,868,723)
Inventories	(1,473,164)	(1,136,368)
Other assets	231,229	271,706
Accounts payable	5,935,582	2,034,817
Air traffic liability	24,634,016	14,790,643
Other accrued expenses	817,089	1,848,304
Deferred revenue and other liabilities	2,235,317	(119,813)
Net cash provided by operating activities	23,431,889	9,022,229

Cash flows from investing activities:
Decrease in short-term investments	3,000,000	2,000,000
Aircraft lease and purchase deposits made	(7,325,932)	(6,441,090)
Aircraft lease and purchase deposits returned or applied	9,241,086	22,336,824
Decrease in restricted investments	420,000	1,295,800
Proceeds from the sale of aircraft and equipment	431,035	63,625,010
Capital expenditures	(42,408,666)	(103,068,885)
Net cash used in investing activities	(36,642,477)	(20,252,341)

Cash flows from financing activities:
Net proceeds from issuance of common stock	844,360	63,363
Proceeds from long-term borrowings	24,900,000	22,000,000
Principal payments on long-term borrowings	(4,756,754)	(5,626,295)
Payment of financing fees	(287,405)	(257,837)
Principal payments on short-term borrowings	(5,000,000)	—
Net cash provided by financing activities	15,700,201	16,179,231

Net increase in cash and cash equivalents	2,489,613	4,949,119

Cash and cash equivalents, beginning of period	171,794,772	130,008,729

Cash and cash equivalents, end of period	$174,284,385	$134,957,848

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

June 30, 2005

1.               Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results that will be realized for the full year.

Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s first and second fiscal quarters have been more profitable than its third and fourth fiscal quarters.  Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.               Stock-Based Compensation

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”).  Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the common stock on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model.  Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, the Company’s pro forma net loss and loss per share would be as follows:

	Three months ended	Three months ended
	June 30, 2005	June 30, 2004

Net loss, as reported	$(2,733,748)	$(6,573,718)
Add: stock-based compensation expense included in reported net loss, net of tax	23,268	—
Less: total compensation expense determined under fair value method for all awards, net of tax	(204,424)	(406,518)
Pro forma net loss	$(2,914,904)	$(6,980,236)

Loss per share, basic and diluted:
As reported	$(0.08)	$(0.18)
Pro forma	$(0.08)	$(0.20)

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 13 of the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. The Company changed the weighted-average risk-free interest rate to 4.05% and the expected volatility to 74.4% from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for grants made during the three months ended June 30, 2005.

In March 2005, the Company adopted a new annual bonus and long-term incentive plan for the Company’s officers and directors.  The long-term incentive plan included the issuance of 172,578 stock-only stock appreciation rights, 63,994 restricted stock units and a three-year cash incentive pool for the fiscal year ending March 31, 2006.  Annual bonuses and three-year cash incentive pools are paid out based upon pre-tax profits and a modifier based on our annual pre-tax profit performance relative to peer group companies. There was no bonus accrual for the three months ended June 30, 2005 as the Company incurred a loss.

The restricted stock award vests, if the executive is still employed by the Company at the time, in five years from the grant date.  The fair value of the restricted shares on the date of the grant is recorded as compensation expense over the vesting period.  The stock-only stock appreciation rights vest 20% a year over five years.  Compensation expense is based on the difference between the market price on the date of grant and the current market price of the award.  As of June 30, 2005, compensation expense of $35,000 has been recognized for these awards.

3.               Property and Equipment, Net

As of June 30, 2005 and March 31, 2005 property and equipment consisted of the following:

	June 30, 2005	March 31, 2005

Aircraft, spare aircraft parts, and improvements to leased aircraft	$515,343,860	$489,324,022
Ground property, equipment and leasehold improvements	39,690,879	38,524,096
Construction in progress	919,428	231,397
	555,954,167	528,079,515
Less accumulated depreciation	(68,886,770)	(72,265,833)

Property and equipment, net	$487,067,397	$455,813,682

4.               Deferred Revenue and Other Liabilities

At June 30, 2005 and March 31, 2005, deferred revenue and other liabilities is comprised of the following:

	June 30, 2005	March 31, 2005

Deferred revenue related to co-branded credit card	$8,110,261	$6,557,945
Deferred rent	18,949,641	18,271,668
Other	653,506	648,476

Total deferred revenue and other liabilities	27,713,408	25,478,089

Less current portion	(6,583,308)	(5,361,422)

	$21,130,100	$20,116,667

5.               Other Accrued Expenses

At June 30, 2005 and March 31, 2005, other accrued expenses is comprised of the following:

	June 30, 2005	March 31, 2005

Accrued salaries and benefits	$28,626,908	$30,340,793
Federal excise and other passenger taxes payable	19,637,924	17,251,283
Property tax payable	3,440,411	2,279,718
Remaining lease payments for aircraft and facilities abandoned before lease termination date	771,918	1,063,022
Other	3,677,131	4,402,387

	$56,154,292	$55,337,203

6.               Long-term Debt

During the quarter ended June 30, 2005, the Company borrowed an additional $24,900,000 for the purchase of one Airbus A319 aircraft.  The aircraft loan has a term of 12 years and is payable in quarterly installments of $625,000 as of June 30, 2005, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR. The loan currently bears interest at an overall rate of 5.40% at June 30, 2005.  At the end of the term, there is a balloon payment of $5,558,000.  A security interest in the aircraft secures the loan.

In March 2005, the Company entered into a 42-month revolving credit facility, (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes.  Under this facility, the Company may borrow the lesser of $13,000,000 (“maximum commitment amount”) or 50% of the current market value of pledged eligible spare parts.  The amount of letters of credit available is equal to the amount available under the facility less current borrowings.  The amount available under the Credit Facility at June 30, 2005 was $10,244,000, which was reduced by letters of credit issued during the quarter of $6,500,000 for a net amount available for borrowings of $3,744,000.   There were no amounts borrowed under the Credit Facility as of June 30, 2005.

7.               Comprehensive Income (Loss)

A summary of the comprehensive income (loss) is as follows:

	June 30, 2005	June 30, 2004

Net loss	$(2,733,748)	$(6,573,718)
Other comprehensive income:
Unrealized gain (loss) on derivative instrument, net of tax	(61,436)	297,952
Total comprehensive loss	$(2,795,184)	$(6,275,766)

8.               Aircraft Lease and Facility Exit Costs

In April 2005, the Company ceased using three of its Boeing 737-300 leased aircraft with original lease termination dates in June 2005, August 2005 and May 2006.  The Company negotiated an early return and one-time payment for the one aircraft with an original lease termination date of May 2006.  This resulted in a charge of $3,311,888, representing the estimated fair value of the remaining lease payments and a negotiated one-time termination payment.  This charge is included in the Statement of Operations as aircraft lease exit costs.  The aircraft facility exit cost liability of $1,277,901 is included in the following Balance Sheet accounts: $771,918 in other accrued expenses; $98,733 in other long-term liabilities and $407,250 in accounts payable.

A summary of the activity charged to these liabilities are as follows:

	Aircraft	Facility	Total
Balance, March 31, 2005	$932,800	$249,568	$1,182,368
Additions	3,311,888	—	3,311,888
Lease payments	(3,183,146)	(33,209)	(3,216,355)
Balance, June 30, 2005	$1,061,542	$216,359	$1,277,901

9.               Retirement Health Plan

In conjunction with the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. (“the Retirement Health Plan”) until age 65.  The costs of retiree medical benefits are continued under the same contribution schedule as active employees.

Net periodic benefit cost for the three months ended June 30, 2005 and 2004 include the following components:

	June 30, 2005	June 30, 2004

Service cost	$238,479	$239,913
Interest cost	67,821	54,598
Recognized net actuarial loss	15,171	22,358
Net periodic benefit cost	$321,471	$316,869

10.        Assets Held for Sale

In April 2005, the Company retired the remaining Boeing aircraft and has classified all remaining Boeing 737-300 aircraft rotable spare parts and expendable inventories as “assets held for sale”.  As such, this disposal group has been valued at the lower of the carrying amount or the market value less selling costs.

In August 2004, the Company began selling Boeing spare parts and entered into agreements with vendors to sell these parts on a consignment basis.  The Company monitors resale values for Boeing parts quarterly using estimates obtained from outside vendors.  Based on the current market prices and recent sales history, the Company has determined that there is currently no additional impairment required for the Boeing rotable spare parts and expendable inventories.

11.        Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  The effective date of SFAS 123R will be the beginning of the fiscal year that begins after June 15, 2005.  Early adoption, however, is allowed.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees.  While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model.  The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.  These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective April 1, 2006, based on the new effective date announced by the SEC using the modified-prospective method; however, the Company has not yet determined which of the aforementioned option pricing models it will use.  In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond fiscal year 2006.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements - This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and uncertainties include, but are not limited to:  the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve;  the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; unforeseen costs of satisfying the return conditions imposed by lessors of Boeing aircraft; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines (“United”) and other competitors and other actions taken by United either in or out of bankruptcy protection; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel prices, and various risk factors to our business discussed elsewhere in this report.  Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results.  These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.  A discussion of some of these risk factors is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.  These reports should be read in their entirety since no single section deals with all aspects of these matters.

Our Business

Now in our 12th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  We are the second largest jet service carrier at DIA based on departures.  As of July 22, 2005, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our Denver hub to 46 U.S. cities spanning the nation from coast to coast and to five cities in Mexico.  During the year ended March 31, 2005, we began certain point-to-point routes to Mexico from non-hub cities.  As of July 22, 2005, we provided jet service to Cancun, Mexico directly from four non-hub cities.

We were organized in February 1994 and we began flight operations in July 1994 with two leased Boeing 737-200 jets.  We have since expanded our fleet in service to 49 jets as of July 25, 2005 (33 of which we lease and 16 of which we own), consisting of 42 Airbus A319s and seven Airbus A318s.  In April 2005 we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft.  During the quarters ended June 30, 2005 and 2004, we increased year-over-year capacity by 6.1% and 32.0%, respectively.  During the quarter ended June 30, 2005, we increased mainline passenger traffic by 17.6% over the prior year, outpacing our increase in capacity during the period.  We intend to continue our growth strategy and will add frequency to new markets and existing markets that we believe are underserved.

In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand.  The service began on January 1, 2004 with three aircraft.  We have increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft as of July 22, 2005.  We control the scheduling of this service.  We reimburse Horizon for its expenses related to the operation plus a margin.  The agreement provides for financial incentives, penalties and changes to the margin based on the performance of Horizon and our financial performance.  As of July 22, 2005, Frontier JetExpress provides service to Albuquerque, New Mexico; Boise, Idaho; Billings, Montana; El Paso, Texas; Little Rock, Arkansas; Oklahoma City, Oklahoma; Spokane, Washington; Tucson, Arizona; and Tulsa, Oklahoma, and supplements our mainline service to San Jose, California; Omaha, Nebraska; and Austin, Texas.

We currently operate on 16 gates on Concourse A at DIA on a preferential basis.  We use these 16 gates and share use of up to four common use regional jet parking positions to operate approximately 248 daily mainline flight departures and arrivals and 52 Frontier JetExpress daily system flight departures and arrivals.

During the quarter ended June 30, 2005, we added departures from DIA to the following cities with commencement dates as follows:

Destination	Commencement Date

Detroit, Michigan	May 8, 2005
Tulsa, Oklahoma (1)	May 22, 2005
Akron-Canton, Ohio	June 15, 2005
San Antonio, Texas	June 26, 2005

(1) Operated exclusively by Frontier JetExpress.

We intend to begin Frontier JetExpress service to Dayton International Airport and Fresno Yosemite International Airport with two daily round-trip frequencies on August 31, 2005.

We have submitted applications to the United States Department of Transportation (“DOT”) for authority to provide jet transportation to Acapulco from our Denver hub.  On June 30, 2005 we received approval from the DOT to fly non-stop from Kansas City to Puerto Vallarta, Mexico and we intend to offer three flights each week commencing December 17, 2005.   We also received approval from the DOT in June to fly non-stop from DIA to Cozumel, Mexico and we intend to begin mainline service with round-trip frequencies three times per week in December 2005

Due to our increased traffic in the first part of fiscal year 2006, we increased frequencies in the following markets:  Reno, Nevada; San Jose, San Francisco; Sacramento California; Nashville, Tennessee; Dallas, Texas; St. Louis, Missouri; Milwaukee, Wisconsin; and Minneapolis-St. Paul, Minnesota.  In addition, we expanded the 2005 season for Anchorage, Alaska to January 3, 2006 and added another frequency on June 19, 2005.

In addition, we intend to increase service to other destinations in Mexico as follows:  (1) resume seasonal service to Ixtapa/Zihuatanejo on November 19, 2005, adding an additional weekly frequency from the 2004 season for a total of three round-trip frequencies per week, (2) increase service from Denver to Cabo San Lucas and Puerto Vallarta beginning December 17, 2005, with daily service plus an additional Saturday frequency during peak periods to both destinations, and (3) increase to three flights each day to Cancun from Denver during the peak winter holiday periods, effective December 17, 2005.  This represents an increase in our Cancun service from Denver and is part of our growing Cancun operation, which currently includes non-stop service to Cancun from St. Louis, Kansas City, Salt Lake City, Nashville and Denver.

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

Overview of Operations and the Industry

We intend to continue our focused growth strategy, which included the completion of a fleet transition from a Boeing fleet to an all Airbus fleet in April 2005.  One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient.  As of July 22, 2005, we have remaining firm purchase commitments for 11 Airbus 319 aircraft from Airbus, and intend to lease as many as five additional A319 aircraft from third party lessors over the next two years.  We intend to use these additional aircraft to provide service to new markets and/or to add frequencies to existing markets that we believe are underserved.

We believe we have a proven management team and a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers.  We believe our affordable pricing, accommodating service and comfortable airplanes distinguish our product and service from our competitors.  Safety is a primary concern, and we are proud that our maintenance staff has been awarded the FAA Diamond Award for Excellence for six straight years – an award that recognizes our commitment to the ongoing training and education of our maintenance staff.  Our product begins with the Airbus aircraft, which offers a comfortable passenger cabin that we configure with one-class of comfortable seating, superb leg room, and in-seat 24 channel live television entertainment.  We also provide three additional channels that offer current-run pay-per-view movies.  Augmenting our product is our team of dedicated employees who strive to offer friendly customer service and keep operations running efficiently, which we believe leads to lower operating costs.

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

On July 21, 2005 our flight attendants finalized the vote in which they decided not to be represented by the Association of Flight Attendants-CWA (“AFA-CWA”).  This is the fourth unsuccessful attempt by the AFA-CWA to represent our flight attendants.

Quarter in Review

During the quarter ended June 30, 2005, we had a net loss of $2,734,000.  This was driven by rising fuel costs and extremely challenging conditions in the industry with sustained widespread price competition.  Fuel costs have risen sharply since January 2004 and may continue to increase.  Our average fuel cost per gallon, including hedging activities, was $1.78 during the quarter ended June 30, 2005, compared to $1.25 during the quarter ended June 30, 2004, an increase of 42.4%.   The average cost of fuel for the quarter ended June 30, 2005 includes unrealized hedging losses of $1,007,000 or $0.03 per gallon, as compared to $477,000 of unrealized hedging losses, or $0.01 per gallon, for the quarter ended June 30, 2004.

Highlights from the Quarter

•                  Took delivery of four new Airbus A319 aircraft and retired three Boeing 737-300 aircraft.

•                  Began mainline service to Detroit, Michigan; Akron, Ohio; San Antonio, Texas and Frontier JetExpress service to Tulsa, Oklahoma.

•                  Expanded service to Reno, Nevada from one daily round-trip to two daily round-trips, service to/from San Jose from one regional jet flight, operated by Frontier JetExpress, to two mainline flights and one regional jet flight and added mainline service to Omaha, Nebraska.

•                  Signed pre-purchase seat agreements with Apple Vacations for flights between Denver and four vacation destinations in Mexico:  Cancun, Puerto Vallarta, Mazatlan and Cabo San Lucas which began in June 2005.

•                  Began providing a scheduled charter for Apple Vacations between Chicago, Illinois and Cancun, Mexico.

•                  Unveiled the More Store (www.frontiermorestore.com), which is an online miles shopping experience designed to provide Ascent and Summit level EarlyReturn® members with the ability to purchase merchandise online with frequent flyer miles in an auction-style bidding process or with a stated amount of miles.

Results of Operations

We had a net loss of $2,734,000 or 8¢ per diluted share for the quarter ended June 30, 2005, as compared to a net loss of $6,574,000 or 18¢ per diluted share for the quarter ended June 30, 2004.   Included in our net loss for the quarter ended June 30, 2005 were the following items before the effect of income taxes: a charge of $3,312,000 relating to three leased Boeing 737-300 aircraft we ceased using during the quarter and an unrealized loss on fuel hedges of $1,007,000.   These items, net of income taxes, increased our net loss by 8¢ per share.  Included in our net loss for the quarter ended June 30, 2004 were the following items before the effect of income taxes:  a loss of $530,000 on the sale of two Airbus A319 aircraft in sale-leaseback transactions and other assets, a write down of $326,000 of the carrying value of expendable Boeing 737 inventory, and an unrealized loss on fuel hedges of $477,000.   These items, net of income taxes, increased our net loss by 3¢ per share.

Our mainline passenger yield per RPM was 11.24¢ and 10.79¢ for the quarters ended June 30, 2005 and 2004, respectively, or an increase of 4.2%.  Our mainline average fare was $102.06 for the quarter ended June 30, 2005 as compared to $100.50 for the quarter ended June 30, 2004, an increase of 1.6%.  Our length of haul was 977 and 988 miles for the quarters ended June 30, 2005 and 2004, respectively, or a decrease of 1.1%.  Our mainline load factor was 78.4% for the quarter ended June 30, 2005 as compared to 70.7% for the quarter ended June 30, 2004, an increase of 7.7 points.  The decrease in our length of haul and increase in our average fare are primarily due to longer haul lengths in the quarter ended June 30,2004, and introductory fares in the quarter ended June 30, 2004 for our launch of the first non-hub focus city of Los Angeles International Airport. (“LAX”).  Due to disappointing passenger loads and yields, all point-to-point route service from LAX was discontinued by February 2005.  Our mainline passenger revenue per available seat mile (“RASM”) for the quarter ended June 30, 2005 and 2004 was 8.82¢ and 7.63¢, respectively, an increase of 15.6%.

Our mainline cost per available seat mile, (“CASM”) for the quarters ended June 30, 2005 and 2004 was 9.10¢ and 8.09¢, respectively, an increase of 12.5%.  The increase in CASM was largely due to an increase in fuel expense of 2.55¢ per ASM from 1.81¢ per ASM for the periods ending June 30, 2005 and 2004, respectively, an increase of 40.9%.  Our mainline CASM excluding fuel for the quarter ended June 30, 2005 was 6.55¢ compared to 6.28¢ for the comparable period last year, an increase of 4.3%.  Included in our mainline CASM in the quarter ended June 30, 2005 was 0.14¢ for early return of three leased Boeing aircraft and 0.05¢ per ASM for rents associated with the late return of certain aircraft which. General wage increases and increases in health insurance also caused CASM to increase by 0.05¢.  The increase in CASM was partially offset by an estimated 0.11¢ in credits expected as a result of the 2004 Denver International Airport landing fee and facilities calendar 2004 cost reconciliation.

An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.  For the quarter ended June 30, 2005, our mainline break-even load factor was 79.5% compared to our achieved passenger load factor of 78.4%.  Our mainline break-even load factor for the quarter ended June 30, 2004, was 74.1% compared to our achieved passenger load factor of 70.7%.  Our mainline break-even load factor increased from the prior comparable period as a result of an increase in our mainline CASM to 9.10¢ during the period ended June 30, 2005 (primarily due to increases in fuel costs) from 8.09¢ during the period ended June 30, 2004, or 12.5%, partially offset by a increase in our mainline RASM of 15.6%.

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

The following table provides certain of our financial and operating data for the year ended March 31, 2005 and the quarters ended June 30, 2005 and 2004.

	Year Ended March 31,	Quarters Ended June 30,
	2005	2005	2004

Selected Operating Data:
Passenger revenue (000s) (1)
Mainline	$731,822	$208,067	$169,437
Regional Partner	84,269	22,954	19,126
System Combined	$816,091	$231,021	$188,563
Revenue passengers carried (000’s)
Mainline	6,653	1,884	1,584
Regional Partner	872	233	203
System Combined	7,525	2,117	1,787
Revenue passenger miles (RPMs) (000’s) (2)
Mainline	6,587,589	1,840,099	1,564,587
Regional Partner	527,205	136,757	131,554
System Combined	7,114,794	1,976,856	1,696,141
Available seat miles (ASMs) (000’s) (3)
Mainline	9,115,868	2,345,897	2,211,652
Regional Partner	736,287	188,685	177,578
System Combined	9,852,155	2,534,582	2,389,230
Passenger load factor (4)
Mainline	72.3%	78.4%	70.7%
Regional Partner	71.6%	72.5%	74.1%
System Combined	72.2%	78.0%	71.0%

Mainline break-even load factor (5)	75.0%	79.5%	74.1%
Mainline block hours (6)	182,581	47,379	43,974
Mainline departures	72,888	19,314	17,650
Mainline average seats per departure	130	129	131
Mainline average stage length	962	940	957
Mainline average length of haul	990	977	988
Mainline average daily block hour utilization (7)	11.1	11.5	11.7

	Year Ended March 31,	Quarters Ended June 30,
	2005	2005	2004

Selected Operating Data (continued):
Yield per RPM (cents) (8) (9)
Mainline	11.03	11.24	10.79
Regional Partner	15.98	16.78	14.54
System Combined	11.39	11.63	11.08
Total yield per RPM (cents) (10)
Mainline	11.38	11.60	11.08
Regional Partner	15.98	16.78	14.54
System Combined	11.72	11.96	11.34
Yield per ASM (cents) (9) (11)
Mainline	7.97	8.82	7.63
Regional Partner	11.45	12.17	10.77
System Combined	8.23	9.07	7.86
Total yield per ASM (cents) (12)
Mainline	8.22	9.10	7.84
Regional Partner	11.45	12.17	10.77
System Combined	8.46	9.33	8.05
Cost per ASM (cents)
Mainline	8.42	9.10	8.09
Regional Partner	12.56	12.78	11.99
System Combined	8.73	9.38	8.38
Mainline fuel expense per ASM (cents)	2.04	2.55	1.81
Mainline cost per ASM excluding fuel (cents) (13)	6.38	6.55	6.28
Mainline average fare (14)	$102.31	$102.06	$100.50
Mainline average aircraft in service	44.9	45.3	41.4
Mainline aircraft in service at end of year	47	48	46
Mainline average age of aircraft at end of year	2.5	1.9	3.1
Mainline average fuel cost per gallon	$1.41	$1.78	$1.25
Mainline fuel gallons consumed (000s)	131,906	33,691	32,118

(1)               “Passenger revenue” includes revenues for reduced rate stand-by passengers, charter revenues, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.  The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue.

(2)               “Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.  This represents the number of miles flown by revenue paying passengers.

(3)               “Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.

(4)               “Passenger load factor” is determined by dividing revenue passenger miles by available seat miles.  This represents the percentage of aircraft seating capacity that is actually utilized.

(5)               “Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Year Ended
	March 31,	Quarters Ended June 30,
	2005	2005	2004
	(in thousands)
Net loss	$23,430	$2,734	$6,574
Income tax benefit	12,408	1,345	3,638
Passenger revenue	731,822	208,067	169,437
Regional partner expense	(92,481)	(24,118)	19,126
Regional partner revenue	84,269	22,954	(21,293)
Charter revenue	(5,381)	(1,211)	(656)

Passenger revenue (excluding charter and regional partner revenue) required to break-even	$754,067	$209,771	$176,826

The calculation of the break-even load factor follows:

	Year Ended
	March 31,	Quarters Ended June 30,
	2005	2005	2004
	(in thousands)

Passenger revenue (excluding charter and regional partner revenue) required to break- even ($000s)	$754,067	$209,771	$176,826
Mainline yield per RPM (cents)	11.03	11.24	10.79

Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	6,838,110	1,866,030	1,638,795

Mainline available seat miles (000’s)	9,115,868	2,345,897	2,211,652

Mainline break-even load factor	75.0%	79.5%	74.1%

Note – Some amounts may not add or recalculate due to rounding.

(6)               “Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.

(7)               “Mainline average daily block hour utilization” represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period.  The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service.  This represents the amount of time that our aircraft spend in the air carrying passengers.

(8)               “Yield per RPM” is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.

(9)               For purposes of these yield calculations, charter revenue is excluded from passenger revenue.  These figures may be deemed non-GAAP financial measures under regulations issued by the Securities and Exchange Commission.  We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPM’s or ASM’s.  Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue.  Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP.  The calculation of passenger revenue excluding charter revenue is as follows:

	Year Ended
	March 31,	Quarters Ended June 30,
	2005	2005	2004

Passenger revenues - mainline, as reported	$731,822	$208,067	$169,437
Less: charter revenue	5,381	1,211	656
Passenger revenues - mainline excluding charter	726,441	206,856	168,781
Add: Passenger revenues - regional partner	84,269	22,954	19,126
Passenger revenues, system combined	$810,710	$229,810	$187,907

(10)         “Total yield per RPM” is determined by dividing total revenues by revenue passenger miles.  This represents the average amount one passenger pays to fly one mile.

(11)         “Yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.

(12)         “Total yield per ASM” is determined by dividing total revenues by available seat miles.

(13)         This may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission.  We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses.  Excluding fuel from the cost of mainline operations facilitates the comparison of results of operations between current and past periods and enables investors to forecast future trends in our operations.  Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense.  However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.

(14)         “Mainline average fare” excludes revenue included in passenger revenue for charter and reduced rate stand-by passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the year ended March 31, 2005 and the quarters ended June 30, 2005 and 2004.  Regional partner revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Year Ended March 31,		Quarters Ended June 30,
	2005		2005		2004
		% Of		% Of		% Of
	Cost Per	Total	Cost Per	Total	Cost Per	Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	8.03	97.6%	8.87	97.5%	7.66	97.8%
Cargo	0.05	0.7%	0.05	0.6%	0.07	0.8%
Other	0.14	1.7%	0.18	1.9%	0.11	1.4%
Total revenues	8.22	100.0%	9.10	100.0%	7.84	100.0%

Operating expenses:
Flight operations	1.45	17.6%	1.48	16.3%	1.44	18.3%
Aircraft fuel expense	2.04	24.8%	2.55	28.0%	1.81	23.1%
Aircraft lease expense	0.95	11.6%	0.99	10.8%	0.85	10.9%
Aircraft and traffic servicing	1.42	17.3%	1.36	14.8%	1.43	18.3%
Maintenance	0.84	10.2%	0.85	9.4%	0.86	10.9%
Promotion and sales	0.84	10.2%	0.93	10.3%	0.90	11.5%
General and administrative	0.53	6.5%	0.52	5.7%	0.47	6.0%
Aircraft lease exit costs	—	—	0.14	1.6%	—	—
Losses on sales of assets	—	—	—	—	0.02	0.3%
Impairment and other related charges	0.06	0.7%	—	—	0.01	0.1%
Depreciation	0.29	3.5%	0.28	3.1%	0.30	3.8%
Total operating expenses	8.42	102.4%	9.10	100.0%	8.09	103.2%

Revenues

Industry fare pricing behavior has a significant impact on our revenues.  Because of the elasticity of passenger demand, we believe that increases in fares may at certain levels result in a decrease in passenger demand in many markets.  We cannot predict future fare levels, which depend to a substantial degree on actions of competitors and the economy.  When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitive fares in order to maintain our market share.  In addition, certain markets we serve are destinations that cater to vacation or leisure travelers, resulting in seasonal fluctuations in passenger revenues in these markets.

Mainline Passenger Revenues.  Mainline passenger revenues totaled $208,067,000 for the quarter ended June 30, 2005 compared to $169,437,000 for the quarter ended June 30, 2004, an increase of 22.8%.  Mainline passenger revenue includes revenues for reduced rate standby passengers, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates, and revenue recognized from our co-branded credit card arrangement.  We carried 1,884,000 mainline revenue passengers during the quarter ended June 30, 2005 compared to 1,584,000 mainline revenue passengers during the quarter ended June 30, 2004, an increase of 18.9%.  We had an average of 45.3 aircraft in service during the quarter ended June 30, 2005 compared to an average of 41.4 aircraft in service during the quarter ended June 30, 2004, an increase of 9.4%.  Mainline ASMs increased to 2,345,897,000 for the quarter ended June 30, 2005 from 2,211,652,000 for the quarter ended June 30, 2004, an increase of 6.1%.  Mainline RPMs for the quarter ended June 30, 2005 were 1,840,099,000 compared to 1,564,587,000 for the quarter ended June 30, 2004, an increase of 17.6%, outpacing the increase in mainline ASMs.  Our mainline RASM increased to 8.82¢ from 7.63¢, an increase of 15.6%.  Our mainline average fare was $102.06 for the quarter ended June 30, 2005 as compared to $100.50 for the quarter ended June 30, 2004, an increase of 1.6%.  Our length of haul was 977 and 988 miles for the quarters ended June 30, 2005 and 2004, respectively, or a decrease of 1.1%.  Our mainline load factor increased to 78.4% for the quarter ended June 30, 2005 as compared to 70.7% for the quarter ended June 30, 2004, an increase of 7.7 points.  The decrease in our length of haul, our increase in load factors and increase in our average fare were related to the elimination of the LAX focus city in the fourth quarter of fiscal year 2005, which included transcontinental flights between the east and west coast, introductory fares and disappointing load factors.

Passenger Revenues – Regional Partner.  Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $22,954,000 for the quarter ended June 30, 2005 and $19,126,000 for the quarter ended June 30, 2004, or a 20.0% increase.  The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue. Frontier JetExpress started with three aircraft in January 2004 and completed its fleet on May 23, 2004 with eight aircraft in service and one spare.  As such, the increase in revenue from Frontier JetExpress is partially a result of an increase in the average number of aircraft in service during the period from 7.4 to 8.0, an increase of 8.1% with a corresponding increase of 14.7% of the total number of passengers traveled.  The increase in revenue can also be attributed to an increase in the average fare to $98.52 from $94.23, or an increase of 4.6%.

Cargo Revenues.  Cargo revenues, consisting of revenues from freight and mail service, totaled $1,219,000 and $1,427,000 for the quarters ended June 30, 2005 and 2004, representing 0.6% and 0.8% of total operating revenues excluding regional partner revenues, respectively, or a decrease of 14.6%.  During the quarter ended June 30, 2004, we determined that carrying mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004.  As such, cargo revenues for the quarter ended June 30, 2005 only included revenue from our freight service.

Other Revenues.  Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $4,170,000 and $2,432,000 or 1.9% and 1.4% of total operating revenues excluding regional partner revenue for the quarters ended June 30, 2005 and 2004, respectively, an increase of 71.5%.  Other revenue increased over the prior comparable period primarily as a result of increased passenger purchases of LiveTV and pay-per-view movies and an increase in ground handling fee agreements.

Operating Expenses

Operating expenses include expenses related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, Frontier JetExpress operations, general and administrative, depreciation and expenses related to our transition to an all Airbus fleet.  Total operating expenses were $237,633,000 and $200,232,000 for the quarters ended June 30, 2005 and 2004, respectively, and represented 100.5% and 104.1% of total revenue, respectively.  Operating expenses decreased as a percentage of revenue during the quarter ended June 30, 2005 largely a result of an increase in our average fare coupled with an increase in our load factors of 10.9%. This increase was significantly offset by an increase of 42.4% in our aircraft fuel cost per gallon for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits increased 14.2% to $54,335,000 compared to $47,581,000, and were 25.5% and 27.5% of total mainline revenues for the quarter ended June 30, 2005 and 2004, respectively.  Salaries, wages and benefits increased over the prior comparable periods largely as a result of an increase in the number of employees to support our continued capacity growth, general wage increases, increases in heath insurance costs and increases in workers compensation insurance. Our employee count increased from approximately 4,400 in June 2004 to approximately 4,520 in June 2005, or an increase of 2.7%.

Flight Operations.  Flight operations expenses increased 9.5% to $34,794,000 as compared to $31,789,000, and were 16.3% and 18.3% of total mainline revenue for the quarters ended June 30, 2005 and 2004, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 43,974 for the quarter ended June 30, 2004 to 47,379 for the quarter ended June 30, 2005, an increase of 7.7%.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Aircraft insurance expenses totaled $2,696,000 (1.3% of total mainline revenue) and $2,646,000 (1.5% of total mainline revenue) for the quarters ended June 30, 2005 and 2004, respectively.  Aircraft insurance expenses were .15¢ and .17¢ per RPM for the quarters ended June 30, 2005 and 2004, respectively.  Our aircraft hull and liability coverage renewed on June 7, 2004 for one year with a 30% decrease in premiums from the prior policy year and we extended our policy on June 7, 2005 through December 31, 2005 at premiums that were further reduced by 14%.  In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current FAA war risk policy is in effect until August 31, 2005.  We do not know whether the government will extend the coverage beyond August 2005, and if it does, how long the extension will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Pilot and flight attendant salaries before payroll taxes and benefits increased 18.1% to $19,938,000 compared to $16,889,000, and were 9.3% and 9.7% of passenger mainline revenue for the quarters ended June 30, 2005 and 2004, respectively.  We employed approximately 1,307 pilots and flight attendants at June 30, 2005 as compared to 1,326 at June 30, 2004, a decrease of 1.4%.  The decrease in the number of pilots and flight attendants employed is attributable to better utilization of our reserve crews. The increase in salaries was due to general increases in wage rates.

Aircraft fuel expense.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel costs of $59,830,000 for 33,691,000 gallons used and $40,003,000 for 32,118,000 gallons used and resulted in an average fuel cost of 1.78¢ and 1.25¢ per gallon for the quarters ended June 30, 2005 and 2004, respectively, an increase of 42.4%.  Aircraft fuel costs, excluding unrealized hedging losses, were 1.75¢ and 1.23¢ per gallon for the quarters ended June 30, 2005 and 2004, respectively.  Aircraft fuel expenses represented 28.0% and 23.1% of total mainline revenue for the quarters ended June 30, 2005 and 2004, respectively.  Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory.  The results of operations for the quarter ended June 30, 2005 include an unrealized derivative loss of $1,007,000 and a realized net gain of approximately $2,130,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense.   The results of operations for the quarter ended June 30, 2004 include an unrealized derivative loss of $477,000 and a realized net gain of approximately $543,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense.  Fuel consumption for the quarters ended June 30, 2005 and 2004 averaged 711 and 730 gallons per block hour, respectively, or a decrease of 2.6%.  Fuel consumption per block hour decreased during the quarter ended June 30, 2005 from the prior comparable period because of the transition to the more fuel-efficient Airbus aircraft as compared to the Boeing fleet, which has slightly higher fuel burn rates, and by limiting the use of the Auxiliary Power Unit on the aircraft during take off and taxi from the gate.

Aircraft Lease Expenses. Aircraft lease expenses totaled $23,109,000 (10.8% of total mainline revenue) and $18,891,000 (10.9% of total mainline revenue) for the quarters ended June 30, 2005 and 2004, respectively, or an increase of 22.3%.  The increase in lease expense is due to an increase in the average number of leased aircraft (an increase from 27.5 to 31.3, or 13.8%), the costs associated with the late return of certain Boeing aircraft, and increases in lease rates for four of our aircraft that have variable rents based on LIBOR rates.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $31,753,000 and $31,692,000, or an increase of 0.2%, for the quarters ended June 30, 2005 and 2004, respectively, and represented 14.8% and 18.3% of total mainline revenue.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses.  Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system.  As of June 30, 2005, we served 52 cities compared to 49 cities as of June 30, 2004, or an increase of 6.1%.  During the quarter ended June 30, 2005, our departures increased to 19,314 from 17,650, or an increase of 9.4%.  Aircraft and traffic servicing expenses were $1,644 per departure for the quarter ended June 30, 2005 as compared to $ 1,796 per departure for the quarter ended June 30, 2004, or a decrease of 8.5%.  Included in the quarter ended June 30, 2005 was a credit expected as a result of the 2004 Denver International Airport landing fee and facilities calender 2004 cost reconciliation of $119 per departure.  This decrease in the amount per departure is related to the realization of economies of scale.

Maintenance.  Maintenance expenses of $20,011,000 and $18,956,000 were 9.4% and 10.9% of total revenue for the quarters ended June 30, 2005 and 2004, respectively, and increased by 5.6% in the current period as compared to last year.   Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft.  Maintenance cost per block hour was $422 and $431 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 2.1%.  Maintenance cost per block hour decreased as a result of our transition to an all Airbus fleet that are less costly to maintain than our older Boeing aircraft which was offset slightly by costs associated with the return of six Boeing aircraft.  Our mainline average age of aircraft was 1.9 years as of June 30, 2005 as compared to 3.1 years as of June 30, 2004.  As the Airbus aircraft age, they will require more maintenance and maintenance expenses per block hour will increase.

Promotion and Sales.  Promotion and sales expenses totaled $21,872,000 and $19,839,000 and were 10.3% and 11.5% of total revenue excluding revenues from our regional partner operations for the quarters ended June 30, 2005 and 2004, respectively, a quarter-over-quarter increase of 10.2%.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the quarter ended June 30, 2005, promotion and sales expenses per mainline passenger decreased to $11.61 from $12.52 for the quarter ended June 30, 2004.  Promotion and sales expenses per mainline passenger decreased as a result of advertising expenses incurred in 2004 for advertising in the Los Angeles, California area to promote brand awareness for the then new focus city.

General and Administrative.  General and administrative expenses for the quarters ended June 30, 2005 and 2004 totaled $12,251,000 and $10,294,000, respectively, and were 5.7% and 6.0% of total mainline revenue, respectively, an increase of 19.0%. General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, information technology, aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments.  Employee health benefits, accrued vacation and bonus expenses, general insurance expenses including worker’s compensation, and write-offs associated with credit card and check fraud are also included in general and administrative expenses.  General and administrative expenses increased primarily due to increased rates for heath insurance and worker’s compensation in addition to expenses related to our compliance with the Sarbanes-Oxley Act of 2002.

Regional Partner Expense.  Regional partner expense for the quarter ended June 30, 2005 and 2004 totaled $24,118,000 and $21,293,000, respectively, and was 105.1% and 111.3% of total regional partner revenues, respectively.  Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon.  The increase in costs is due to an increase in average number of aircraft in service and the increase in number of passengers carried.

Aircraft Lease Exit Costs.  In April 2005, we finalized our transition to an all Airbus fleet and ceased using three of our Boeing 737-300 leased aircraft which had original lease termination dates in June 2005, August 2005 and May 2006.  We negotiated an early termination fee for the aircraft with an original termination date of May 2006.  As such, we recorded a charge of $3,312,000 to reflect the estimated fair value of the remaining lease payments and a one-time early return payment.  There were no similar costs incurred during the quarter ended June 30, 2004.

Gains and Losses on Sales of Assets, net.   During the quarter ended June 30, 2005 we received net gains totaling $88,000 primarily on the sale of Boeing spare parts. During the quarter ended June 30, 2004, we incurred a loss totaling $489,000 on the sale-leaseback of two Airbus A319 aircraft and net losses of $41,000 on the sale of other assets.

Depreciation.  Depreciation expenses of $6,672,000 and $6,618,000 and were approximately 3.1% and 3.8% of total mainline revenue for the quarters ended June 30, 2005 and 2004, respectively.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  Depreciation expense remained flat year over year due to the fact that the average number of aircraft owned was 14.2 during the quarter ended June 30, 2005 as compared to 13.9 during the quarter ended June 30, 2004.

Nonoperating Income (Expense).  Net nonoperating expense totaled $2,856,000 for the quarter ended June 30, 2005 as compared to net nonoperating expense of $2,403,000 for the quarter ended June 30, 2004.

Interest income increased to $1,364,000 from $571,000 during the quarter ended June 30, 2005 from the prior comparable period as a result of an increase in short-term interest rates earned on investments.  Interest expense increased to $4,118,000 for the quarter ended June 30, 2005 from $2,908,000 for the quarter ended June 30, 2004.  The increase in interest expense was due to additional debt for the purchase of one additional airplane and an increase in the weighted average borrowing rate.   Aircraft debt increased from $313,761,000 as of June 30, 2004 to $321,158,000 as of June 30,2005 with an increase in the average weighted interest rate from 3.53% to 5.27% as of June 30, 2004 and 2005, respectively.

Income Tax Benefit.  We recorded an income tax benefit of $1,345,000 during the quarter ended June 30, 2005 at a 33.0% rate, compared to an income tax benefit of $3,638,000 during the quarter ended June 30, 2004 at a 36.0% rate.  The fluctuation in our tax rate is due to the impact of permanent differences as a percentage of income.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel.  We depend on lease or mortgage-style financing to acquire all of our aircraft, including 16 additional Airbus aircraft that as of June 30, 2005 are scheduled for delivery through March 2008.

We had cash, cash equivalents and short-term investments of $174,284,000 and $174,795,000 at June 30, 2005 and March 31, 2005, respectively.  At June 30, 2005 total current assets were $299,629,000 as compared to $262,882,000 of total current liabilities, resulting in working capital of $36,747,000.  At March 31, 2005, total current assets were $275,550,000 as compared to $233,850,000 of total current liabilities, resulting in working capital of $41,700,000.

Operating activities.  Cash provided by operating activities for the quarter ended June 30, 2005 was $23,432,000 as compared to $9,022,000 for the quarter ended June 30, 2004. The increase in operating cash flows was primarily due to the growth of our business and better operating results in the first quarter of fiscal year 2005 compared to the same period last year.

Investing Activities.  Cash used in investing activities for the quarter ended June 30, 2005 was $36,642,000.  Capital expenditures were $42,409,000 for the quarter ended June 30, 2005 and included the purchase of one Airbus A319 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment. Aircraft lease and purchase deposits made during the period were $7,326,000, which was offset by pre-delivery payments totaling $7,502,000 and $1,739,200 applied against the purchase of an Airbus A319 aircraft and LiveTV equipment, respectively.

Cash used in investing activities for the quarter ended June 30, 2004 was $20,252,000.  Capital expenditures were $103,069,000 for the quarter ended June 30, 2004, and included the purchase of one Airbus A318 aircraft and two Airbus A319 aircraft. We subsequently completed sale-leaseback transactions on both A319 aircraft.  Additionally, capital expenditures included the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment.  Aircraft lease and purchase deposits made during the period were $6,441,000. We applied the pre-delivery payments totaling $6,412,000 for the purchase of an Airbus A318 aircraft to the purchase of that aircraft and the pre-delivery deposits totaling $14,716,000 for the two Airbus A319 aircraft were returned to us.  We received $63,625,000 from the sale of the two A319 aircraft and other equipment.

Financing Activities.  Cash provided by financing activities for the quarter ended June 30, 2005 was $15,700,000.  During the quarter ended June 30, 2005, we borrowed $24,900,000 for the purchase of one Airbus A319 aircraft, paid $4,757,000 of debt principal payments on our 15 owned aircraft and we repaid short-term borrowings of $5,000,000 under a revolving line of credit.  During the quarter ended June 30, 2005 we also received $844,000 from the exercise of common stock options and paid $287,000 of fees for debt financing.

Cash provided by financing activities for the quarter ended June 30, 2004 was $16,179,000.  During the quarter ended June 30, 2004, we borrowed $22,000,000 for the purchase of one Airbus A318 aircraft and paid $5,626,000 of debt principal payments.

Other Items that Impact our Liquidity

We entered into an agreement with two vendors to market and sell all of our Boeing 737-200 and certain Boeing 737-300 spare parts inventories.  We are in the process of transferring the remaining Boeing inventories to these vendors.  We began to actively sell these parts in August 2004.  As of June 30, 2005, the carrying value of our Boeing rotables and expendable spare parts classified as assets held for sale totaled $5,989,000.  This amount represents the market value of the remaining Boeing spare parts, less selling costs.  If the actual net proceeds received for these Boeing parts are less than the amounts we have estimated based on estimates obtained from our vendors, we may recognize additional impairments on these parts.  During the quarter ended June 30, 2005, we have recognized $544,000 in gross proceeds resulting in a net gain on our expendable and rotable inventory totaling approximately $88,000.

We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry.  Prior to applying for a government guaranteed loan under the Stabilization Act, we filed a shelf registration with the Securities and Exchange Commission in April 2002 that allows us to sell equity or debt securities from time to time as market conditions permit.  In September 2003, we completed a public offering of 5,050,000 shares of our common stock for approximately $81,100,000, substantially all of which were used to prepay the government guarantee loan.  As of June 30, 2005, there is $64,150,000 remaining on the shelf registration.   We may need to continue to explore avenues to enhance our liquidity if our current economic and operating environment does not improve.  We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit and aircraft sale-leasebacks, the sale of equity or debt securities, and other transactions as necessary to support our capital and operating needs.  For further information on our financing plans and activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

We expect to continue generating positive cash flow from our operations for the foreseeable future.  We have obtained financing for all of our aircraft deliveries scheduled for calendar years 2005 and 2006 and expect to have adequate liquidity to cover our contractual obligations.  However, we cannot predict future trends or predict whether current trends and conditions will continue.  Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” discussed in Item 1 of our annual report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2005:

	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total

Long-term debt – principal (1)	$19,646,000	$42,712,000	$47,731,000	$211,069,000	$321,158,000
Long-term debt – interest (1)	16,655,000	29,989,000	25,155,000	34,368,000	106,167,000
Operating leases (2)	130,015,000	260,396,000	246,208,000	634,925,000	1,271,544,000
Unconditional purchase obligations (3) (4) (5)	109,391,000	391,937,000	9,213,000	—	510,541,000
Total contractual cash obligations	$275,707,000	$725,034,000	$328,307,000	$880,362,000	$2,209,410,000

(1)          At June 30, 2005, we had 15 loan agreements for ten Airbus A319 aircraft and five Airbus A318 aircraft.  Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears.  These loans require monthly principal and interest payments of $215,000 and $218,000, bear interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan.  The remaining 13 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually.  At June 30, 2005, interest rates for these loans ranged from 4.44% to 5.64%.  Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term.  All of the loans are secured by the aircraft.  Actual interest payments will change based on changes in LIBOR.

(2)          As of June 30, 2005, we lease 31 Airbus A319 type aircraft, two Airbus A318 aircraft, and two Boeing 737 type aircraft under operating leases with expiration dates ranging from 2005 to 2017.  The Boeing 737 type aircraft are no longer in service and the table above includes lease payments through the end of the lease terms.  Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft.  At June 30, 2005, we had made cash security deposits of $17,789,000 and had arranged for letters of credit of $440,000, which is collateralized by restricted cash balances.  Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft.  These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the fiscal year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft.  Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft.  As of June 30, 2005, we have taken delivery of 16 of these aircraft.  The remaining four aircraft are scheduled for delivery beginning in March 2006 through February 2007.  As of June 30, 2005, we have made $668,000 in security deposit payments for future leased aircraft deliveries.  Total lease obligations include four A319 aircraft not yet received.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2005 to 2015.  In addition, we lease certain airport gate facilities on a month-to-month basis.  Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)          As of June 30, 2005, we have remaining firm purchase commitments for 12 additional aircraft and two spare engines, which have scheduled delivery dates beginning in July 2005 and continuing through March 2008.  Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft.  We are not under any contractual obligations with respect to spare parts.  Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft.  These payments are non-refundable with certain exceptions.  As of June 30, 2005, we had made pre-delivery payments on future deliveries totaling $21,494,000 to secure these aircraft.

We have executed the term sheet for the debt financing for a A319 aircraft scheduled for delivery from Airbus July 2005.  The terms of these agreements permit us to borrow up to $24,900,000 per aircraft or 80% of the appraised base value of the aircraft, whichever is less, over a period of 12 years at floating interest rates with a balloon payment equal to 20% of the original loan amount due at maturity.

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

(4)          In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet.  We intend to install LiveTV in every new aircraft we place in service.  The table above includes amounts for the installation of DirectTV for the remaining 12 aircraft to be purchased and the remaining four aircraft to be leased, less $346,000 of deposits already paid for one of the installations.

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

Commercial Commitments

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  These generally approximate up to three months of rent and fees.  We also provide letters of credit for our workers’ compensation insurance.  As of June 30, 2005, we had outstanding letters of credit, bonds, and cash security deposits totaling $13,506,000, $1,512,000, and $20,190,000, respectively.  In order to meet these requirements, we have a letter of credit agreement with a financial institution for up to $20,000,000, which expires December 1, 2005.  This facility can be used only for the issuance of standby letters of credit.  Any amounts drawn under this facility are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet.  As of June 30, 2005, we have utilized $6,008,000 under this credit agreement for standby letters of credit that provide credit support for certain leases.  In the event that this facility is not renewed beyond their present expiration dates, the certificates of deposit would be redeemed and paid to the various lessors as cash security deposits in lieu of standby letters of credit.  As a result, there would be no impact on our liquidity if these agreements were not renewed.  In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.  We also have an agreement with one other financial institution where we can issue letters of credit of up to 50% of certain spare parts inventories less amounts borrowed under the credit facility, and as of June 30, 2005, we had $10,244,000 available under this facility, which is reduced by letters of credit issued of $6,500,000.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with bankcard customers.  As of June 30, 2005, that amount totaled $33,572,000.  The amount is adjusted quarterly in arrears based on our air traffic liability associated with bankcard transactions.  As of September 1, 2005, we are required to increase the amount by approximately $6,295,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity.  As of June 30, 2005, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC.  If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended July 22, 2005, the coverage would be increased to $8,801,000 if we failed the tests.  If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements.  Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for jet fuel.  If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price.  If the index price is lower, we pay the difference.  A collar agreement has a cap price, a primary floor price, and, in the case of a three-way collar, a secondary floor price.  When the hedged product’s index price is above the cap, we receive the difference between the index and the cap.  When the hedged product’s index price is below the primary floor but above the secondary floor, we pay the difference between the index and the primary floor.  However, when the price is below the secondary floor, we are only obligated to pay the difference between the primary and secondary floor prices.  When the price is between the cap price and the primary floor, no payments are required. The unrealized net loss on derivative contracts at June 30, 2005 was $1,007,000 and the realized net gain was $2,130,000 for the quarter ended June 30, 2005.  The Company has entered into the following swap and collar agreements that cover periods during fiscal year 2006:

					Percentage
		Notional volume		Price	of estimated
Date	Product *	(barrels per month)	Period covered	(per gallon or barrel)	fuel purchases

November 2004	Jet A	75,000	April 1, 2005 - June 30,2005	$ 1.34 per gallon, with a floor of $1.20	28%

May 2005	Crude oil	60,000	July 1, 2005 - December 31,2005	$ 53.00 per barrel cap, with a floor of $50.73	20%

*Jet A product is for Gulf Coast Jet A fuel.  Crude oil is for West Texas Intermediate crude oil.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through June 30, 2007.  Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR.  During the quarters ended June 30, 2005 and 2004, interest expense was decreased by $49,000 and increased by $60,000, respectively, for this agreement.  Approximately $348,000 of unrealized losses are included in accumulated other comprehensive loss, net of income taxes of $212,000, as of June 30, 2005.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft, subsequently modified and extended in September 2004.  The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years.  This agreement precludes us from using another third party for such services during the term.  This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  The amounts due based on flight hours are not included in the Contractual Obligations table above.  The costs under this agreement for our purchased aircraft for the quarters ended June 30, 2005 and 2004 were approximately $609,000 and $663,000, respectively.  For our leased aircraft, we do not make the flight hour payments to GE under the agreement. Instead we make engine maintenance reserve payments as required under the applicable lease agreements.  At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments.  SFAS No. 123(R), revised FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  In April 2005, the effective date for SFAS No. 123(R) was changed to the first fiscal year that begins after June 15, 2005.  Accordingly, we plan to adopt SFAS No. 123(R) on April 1, 2006 and use the modified-prospective transition method.  Under the modified-prospective method, we will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 for which requisite service has been provided as of April 1, 2006.  We will recognize compensation expense on awards granted subsequent to April 1, 2006 using the fair values determined by a valuation model prescribed by SFAS(R).  The compensation expense on awards granted prior to April 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation.  The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation.

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

On November 12, 2004, we entered into a two-way collar agreement that hedges approximately 27% of our expected fuel requirements for the quarter ended June 30, 2005.  This collar uses Gulf Coast Jet A as its basis.  The additional derivative transaction is a collar agreement that uses West Texas Intermediate crude oil as its basis.  The cap price is set at $39.00 per barrel, and the floor is set at $34.85 per barrel.  The results of operations for the quarter ended June 30, 2005 include an unrealized derivative loss of $1,007,000 that is included in fuel expense and a realized net gain of $2,130,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense with respect to these two agreements. On May 13, 2005, we entered into an additional derivative transaction that hedges approximately 20% of our projected fuel requirements for the period from July 1, 2005 to December 31, 2005.  This collar agreement has a cap price of $53.00 per barrel and the floor is set at $50.73 per barrel.  As of June 30, 2005, the fair value of this agreement is recorded in the balance sheet as an asset of $2,133,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft.  Interest expense on 87.8% of the debt on our owned Airbus A319 and A318 aircraft is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $2,821,000 assuming the loans outstanding that are subject to interest rate adjustments at June 30, 2005 totaling $282,078,000 are outstanding for the entire period.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings.  Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007.  As of June 30, 2005, we had hedged approximately 14.5% of our variable interest rate loans that are based on three-month LIBOR rates.  As of June 30, 2005, the fair value of the swap agreement is recorded in the balance sheet as an asset of $204,000.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company required to be included in the Company’s Exchange Act filings is resolved, processed, summarized and reported within the time specified in the applicable rules and forms.

Changes in Internal Controls

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 6:                                  Exhibits

Exhibit
Numbers	Description of Exhibits

31.1*	Certification of President and Chief Executive Officer of Frontier, Inc. pursuant to Section 302 Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Frontier, Inc. pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                   Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES, INC.

Date: August 1, 2005	By:	/s/ Paul H. Tate
Paul H. Tate, Senior Vice President and
Chief Financial Officer

Date: August 1, 2005	By:	/s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer