Form 10-Q
period 2005-09-30
FRONTIER AIRLINES INC /CO/
filed 2005-10-31
CIK 921929

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Company’s Common Stock outstanding as of October 27, 2005 was 36,187,397.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Information

Balance Sheets (unaudited) at September 30, 2005 and March 31, 2005
Statements of Operations (unaudited) for the three and six months ended September 30, 2005 and 2004
Statements of Cash Flows (unaudited) for the three and six months ended September 30, 2005 and 2004
Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

PART I.  FINANCIAL INFORMATION

FRONTIER AIRLINES, INC.

Balance Sheets

(Unaudited)

	September 30,	March 31,
	2005	2005

Assets
Current assets:
Cash and cash equivalents	$144,095,692	$171,794,772
Short-term investments	—	3,000,000
Restricted investments	43,772,598	28,011,395
Receivables, net of allowance for doubtful accounts of $1,090,000 and $927,000 at September 30, 2005 and March 31, 2005, respectively	36,816,538	37,748,785
Security and other deposits	284,000	1,900,250
Prepaid expenses and other assets	28,345,225	18,740,220
Inventories, net of allowance of $0 and $3,973,000 at September 30, 2005 and March 31,2005, respectively	9,805,035	7,564,342
Assets held for sale (note 11)	4,519,330	1,317,334
Deferred tax assets	6,367,935	5,472,643
Total current assets	274,006,353	275,549,741
Property and equipment, net (note 4)	519,067,637	455,813,682
Security and other deposits	18,091,210	18,662,421
Aircraft pre-delivery payments	22,384,857	22,976,090
Restricted investments	4,401,913	11,126,307
Deferred loan expenses and other assets	6,601,568	7,882,430
Total assets	$844,553,538	$792,010,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,103,682	$37,240,376
Air traffic liability	123,477,223	112,688,811
Other accrued expenses (note 6)	52,116,231	55,337,203
Current portion of long-term debt (note 7)	21,668,356	18,222,539
Short-term borrowings	—	5,000,000
Deferred revenue and other current liabilities (note 5)	7,796,178	5,361,422
Total current liabilities	232,161,670	233,850,351
Long-term debt (note 7)	324,798,315	282,792,222
Deferred tax liability	20,142,040	17,331,125
Deferred revenue and other liabilities (note 5)	22,156,572	20,116,667
Total liabilities	599,258,597	554,090,365

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, 100,000,000 shares authorized; 36,172,897 and 35,995,342 issued and outstanding at September 30, 2005 and March 31, 2005, respectively	36,173	35,995
Additional paid-in capital	189,910,040	188,165,820
Unearned ESOP shares	(756,884)	(2,270,652)
Other comprehensive income (note 8)	216,132	271,267
Retained earnings	55,889,480	51,717,876
Total stockholders’ equity	245,294,941	237,920,306
Total liabilities and stockholders’ equity	$844,553,538	$792,010,671

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Operations

For the Three and Six Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues:
Passenger	$229,396,918	$188,173,402	$437,464,401	$357,610,883
Passenger- regional partner	23,390,798	21,909,768	46,344,828	41,036,213
Cargo	1,372,811	1,246,009	2,591,745	2,673,504
Other	4,262,952	3,105,595	8,432,566	5,537,244

Total revenues	258,423,479	214,434,774	494,833,540	406,857,844

Operating expenses:
Flight operations	34,438,318	31,772,649	68,909,601	63,561,813
Aircraft fuel expense	70,912,494	44,715,069	130,742,042	84,718,251
Aircraft lease expense	23,471,531	22,307,400	46,902,912	41,198,226
Aircraft and traffic servicing	34,113,637	31,229,011	65,866,881	62,921,215
Maintenance	18,517,694	19,261,318	38,528,352	38,155,915
Promotion and sales	18,645,214	19,250,304	40,517,127	39,088,980
General and administrative	12,070,562	12,033,531	24,321,629	22,327,775
Operating expenses - regional partner	26,307,635	23,568,339	50,425,522	44,861,774
Aircraft lease and facility exit costs (note 9)	52,627	—	3,364,515	—
(Gains) losses on sales of assets, net (note 11)	(603,139)	74,404	(691,177)	604,231
Impairment and other related charges	—	4,213,565	—	4,601,200
Depreciation	6,862,322	6,606,142	13,534,399	13,224,581

Total operating expenses	244,788,895	215,031,732	482,421,803	415,263,961

Operating income (loss)	13,634,584	(596,958)	12,411,737	(8,406,117)

Nonoperating income (expense):
Interest income	1,911,084	785,699	3,275,482	1,356,269
Interest expense	(5,043,696)	(3,112,843)	(9,161,814)	(6,020,859)
Other, net	(47,786)	(103,353)	(150,424)	(168,717)

Total nonoperating income (expense), net	(3,180,398)	(2,430,497)	(6,036,756)	(4,833,307)

Income (loss) before income tax expense (benefit)	10,454,186	(3,027,455)	6,374,981	(13,239,424)

Income tax expense (benefit)	3,548,834	(945,485)	2,203,377	(4,583,736)

Net income (loss)	$6,905,352	$(2,081,970)	$4,171,604	$(8,655,688)

Earnings (loss) per share:
Basic	$0.19	$(0.06)	$0.12	$(0.24)
Diluted	$0.18	$(0.06)	$0.11	$(0.24)

Weighted average shares of common stock outstanding
Basic	36,166,329	35,609,942	36,097,371	35,606,702
Diluted	38,531,436	35,609,942	38,452,645	35,606,702

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Statements of Cash Flows

For the Six Months Ended September 30, 2005 and 2004

(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$4,171,604	$(8,655,688)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Compensation expense under long-term incentive plans and employee ownership plans	1,576,557	1,455,089
Depreciation and amortization	13,962,296	13,529,469
Impairment recorded on long-lived assets	—	3,267,145
Impairment recorded on inventories	—	1,334,056
Deferred income taxes	2,210,519	(4,660,292)
Unrealized derivative loss (gain)	725,520	(3,634,452)
Losses (gains) on disposal of equipment and assets held for sale	(725,267)	635,137
Changes in operating assets and liabilities:
Restricted investments	(11,070,809)	(11,863,958)
Receivables	932,247	(7,450,420)
Security and other deposits	(34,768)	(117,560)
Prepaid expenses and other assets	(9,605,005)	(5,838,994)
Inventories	(2,291,960)	(3,206,479)
Other assets	642,252	354,081
Accounts payable	(10,136,694)	804,742
Air traffic liability	10,788,412	10,619,954
Other accrued expenses	(3,220,972)	4,186,561
Deferred revenue and other liabilities	4,474,661	(1,085,412)
Net cash provided (used) by operating activities	2,398,593	(10,327,021)

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	3,000,000	2,000,000
Purchase of available for sale securities	—	(12,800,000)
Aircraft lease and purchase deposits made	(15,891,653)	(11,729,360)
Aircraft lease and purchase deposits returned or applied	18,705,115	22,322,062
Decrease in restricted investments	2,034,000	2,251,700
Proceeds from the sale of aircraft and equipment	2,042,677	63,904,333
Capital expenditures	(81,413,464)	(109,119,426)
Net cash used in investing activities	(71,523,325)	(43,170,691)

Cash flows from financing activities:

Proceeds from the exercise of stock options	1,417,324	75,335
Proceeds from long-term borrowings	54,700,000	22,000,000
Principal payments on long-term borrowings	(9,248,090)	(9,614,152)
Payment of financing fees	(443,582)	(319,087)
Principal payments on short-term borrowings	(5,000,000)	—
Net cash provided by financing activities	41,425,652	12,142,096

Net decrease in cash and cash equivalents	(27,699,080)	(41,355,616)

Cash and cash equivalents, beginning of period	171,794,772	130,008,729

Cash and cash equivalents, end of period	$144,095,692	$88,653,113

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements

September 30, 2005 (Unaudited)

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

The Company operates in one business segment that provides transportation to passengers and cargo and includes mainline operations and a regional partner.

Financial results for the Company and airlines in general, are seasonal in nature.  More recently, results for the Company’s first and second fiscal quarters have exceeded its third and fourth fiscal quarters.  Results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation including the reclassification of investment securities of $71,400,000 of auction rate securities, which were included in cash and cash equivalents at September 30, 2004.  As a result of this reclassification, the Company’s cash flow from investing activities for the six months ended September 30, 2004 now includes the net change in auction rate securities in short-term investments.

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

Had compensation cost for the Company’s stock-based compensation plans had been determined using the fair value of the options at the grant date, the Company’s pro forma net income (loss) and income (loss) per share would have been as follows:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$6,905,352	$(2,081,790)	$4,171,604	$(8,655,688)
Add: stock-based compensation expense included in reported net earnings, net of tax	18,490	—	41,757	—
Less: total compensation expense determined under fair value method for all awards, net of tax	(173,783)	(418,357)	(378,207)	(1,277,822)
Pro forma net income (loss)	$6,750,059	$(2,500,327)	$3,835,154	$(9,933,510)

Income (loss) per share, basic:
As reported	$0.19	$(0.06)	$0.12	$(0.24)
Pro forma	$0.19	$(0.07)	$0.11	$(0.28)
Income (loss) per share, diluted:
As reported	$0.18	$(0.06)	$0.11	$(0.24)
Pro forma	$0.18	$(0.07)	$0.10	$(0.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended September 30, 2005: dividend yield of 0%; expected volatility of 74.4%; expected life of 5 years; and risk-free interest rate of 4.05%. The weighted average fair value of options granted during the six months ended September 30, 2005, was $6.81. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended September 30, 2004: dividend yield of 0%; expected volatility of 58.0%; expected life of 5 years; and risk-free interest rate of 3.38%. The weighted average fair value of options granted during the six months ended September 30, 2004, was $4.47.

In March 2005, the Company adopted a new annual bonus and long-term incentive plan for the Company’s officers and directors.  The long-term incentive plan included the issuance of 194,746 stock appreciation rights payable in stock, 82,057 restricted stock units and a three-year cash incentive pool.  Forfeitures during the six-months ended were 25,126 stock appreciation rights payable in stock and 7,495 restricted stock units.  Annual bonuses and three-year cash incentive pools are paid out based upon pre-tax profits and a modifier based on the Company’s annual pre-tax profit performance relative to peer group companies. There was no bonus accrual under this plan for the six months ended September 30, 2005 because the Company did not meet profit margins required for payout under the plan.

The restricted stock award vests, if the executive is still employed by the Company at the time, in five years from the grant date.  The fair value of the restricted stock units on the date of the grant is recorded as compensation expense over the vesting period.  The stock appreciation rights payable in stock vest 20% a year over five years.  Compensation expense for the stock appreciation rights is based on the difference between the market price on the date of grant and the current market price of the award.  During the six-months ended September 30, 2005, compensation expense of $63,000 has been recognized for these awards.

3.               Earnings (loss) per share

The following table shows the computation of basic and diluted earnings (loss) per common share:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$6,905,352	$(2,081,970)	$4,171,604	$(8,655,688)
Denominator:
Weighted average shares outstanding, basic	36,166,329	35,609,942	36,097,371	35,606,702
Dilutive effect of employee stock options	570,421	—	566,100	—
Dilutive effect of warrants	1,794,686	—	1,789,174	—

Adjusted, weighted average shares outstanding, diluted	38,531,436	35,609,942	38,452,645	35,606,702

Earnings (loss) per share, basic	$0.19	$(0.06)	$0.12	$(0.24)
Earnings (loss) per share, diluted	$0.18	$(0.06)	$0.11	$(0.24)

For the three and six months ended September 30, 2005, outstanding options of 1,055,451 were excluded from the calculation of net income per diluted common share because their exercise prices exceeded the average market price of the common stock for the period.  For the three and six months ended September 30, 2004, outstanding options and warrants of 6,440,011 were excluded from the diluted earnings per share because the effect would have been anti-dilutive.

4.               Property and Equipment, Net

As of September 30, 2005 and March 31, 2005, property and equipment consisted of the following:

	September 30,	March 31,
	2005	2005

Aircraft, spare aircraft parts, and improvements to leased aircraft	$553,489,995	$489,324,022
Ground property, equipment and leasehold improvements	39,514,102	38,524,096
Construction in progress	671,504	231,397
	593,675,601	528,079,515
Less accumulated depreciation	(74,607,964)	(72,265,833)

Property and equipment, net	$519,067,637	$455,813,682

5.               Deferred Revenue and Other Liabilities

At September 30, 2005 and March 31, 2005, deferred revenue and other liabilities were comprised of the following:

	September 30,	March 31,
	2005	2005

Deferred revenue related to co-branded credit card	$10,285,235	$6,557,945
Deferred rent credit	19,009,635	18,271,668
Other	657,880	648,476

Total deferred revenue and other liabilities	29,952,750	25,478,089

Less current portion	(7,796,178)	(5,361,422)

	$22,156,572	$20,116,667

6.               Other Accrued Expenses

At September 30, 2005 and March 31, 2005, other accrued expenses were comprised of the following:

	September 30,	March 31,
	2005	2005

Accrued salaries and benefits	$31,318,014	$30,340,793
Federal excise and other passenger taxes payable	10,016,109	17,251,283
Property taxes payable	3,813,876	2,279,718
Remaining lease payments for aircraft and facilities abandoned before lease termination date	223,278	1,063,022
Other	6,744,954	4,402,387

	$52,116,231	$55,337,203

7.               Long-term Debt

During the six months ended September 30, 2005, the Company borrowed $54,700,000 for the purchase of two Airbus A319 aircraft, including a junior loan of $4,900,000 on an aircraft purchased in July 2005.  The senior loans have terms of 12 years and are payable in quarterly installments of $625,000 and $628,000, respectively, as of September 30, 2005, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR. These loans currently bear interest at rates of 5.86% and 5.48%, respectively, at September 30, 2005.  At the end of the term, there are balloon payments of $5,558,000 and $4,900,000, respectively.  A security interest in the two purchased aircraft secures the loans.  The junior loan has an eight-year term with quarterly installments of $236,000.  The loan bears interest at a floating interest rate adjusted quarterly based on LIBOR, which currently is 7.38%.

In March 2005, the Company entered into a 42-month revolving credit facility (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes.  Under this facility, the Company may borrow the lesser of $13,000,000 (“maximum commitment amount”) or 50% of the current market value of pledged eligible spare parts.  The amount of letters of credit available is equal to the amount available under the facility less current borrowings.  The amount available under the Credit Facility at September 30, 2005 was $10,244,000, which was reduced by letters of credit issued during the quarter of $6,500,000 for a net amount available for borrowings of $3,744,000.   There was $5,000,000 outstanding under the Credit Facility at March 31, 2005 and there were no amounts outstanding as of September 30, 2005.

In July 2005, the Company entered into a twelve-month credit agreement (the “Agreement”) with a bank for a $5,000,000 revolving letter of credit facility. Under the Agreement, $3,500,000 may be used for the issuance of letters of credit, which must be collateralized by a borrowing base consisting of certain receivable balances at the time of issuance. As of September 30, 2005, the aggregate amount of letters of credit issued under the Agreement was $1,188,659 and a cash compensating balance of $2,000,000 was maintained to secure the letters of credit, which has been classified as restricted investments on the balance sheet.

The Credit Facility and the Agreement contain standard events of default provisions, including a financial covenant to maintain $120,000,000 of unrestricted cash with a 30-day cure period.

8.               Comprehensive Income (Loss)

A summary of the comprehensive income (loss) is as follows:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Net income (loss)	$6,905,352	$(2,081,790)	$4,171,604	$(8,655,688)
Other comprehensive income:
Unrealized gain (loss) on derivative instruments, net of tax	6,301	(48,945)	(55,135)	249,007
Total comprehensive income (loss)	$6,911,653	$(2,130,735)	$4,116,469	$(8,406,681)

9.               Aircraft Lease and Facility Exit Costs

In April 2005, the Company ceased using three of its Boeing 737-300 leased aircraft with original lease termination dates in June 2005, August 2005 and May 2006.  The Company negotiated an early return and one-time payment for the one aircraft with an original lease termination date of May 2006.  This resulted in a charge during the first quarter of $3,311,888, representing the estimated fair value of the remaining lease payments and a negotiated one-time termination payment.  In September 2005, the Company recorded $52,627 of facility lease exit costs related to a property in which a sublease was not obtained in the period originally estimated for an airport exited in fiscal year 2005.  This reflects the Company’s revised estimated future payments on this lease.  These charges are included in the Statement of Operations as aircraft and facility lease exit costs.  The aircraft facility exit cost liability of $301,139 is included in the following Balance Sheet accounts:  $223,278 in other accrued expenses and $77,861 in other long-term liabilities.

A summary of the activity charged to these liabilities is as follows:

	Aircraft	Facility	Total
Balance, March 31, 2005	$932,800	$249,568	$1,182,368

Additions	3,311,888	52,627	3,364,515

Lease payments	(4,152,774)	(92,970)	(4,245,744)
Balance, September 30, 2005	$91,914	$209,225	$301,139

10.        Retirement Health Plan

In conjunction with the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65.  The costs of retiree medical benefits are continued under the same contribution schedule as active employees.

Net periodic benefit cost for the three and six months ended September 30, 2005 and 2004 includes the following components:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Service cost	$238,479	$237,812	$476,958	$477,725
Interest cost	67,821	54,598	135,643	109,196
Recognized net actuarial loss	15,171	22,358	30,343	44,716
Net periodic benefit cost	$321,471	$314,768	$642,944	$631,637

11.        Assets Held for Sale

In April 2005, the Company retired the remaining Boeing aircraft and has classified all remaining Boeing 737-300 aircraft rotable spare parts and expendable inventories as “assets held for sale”.  As such, these assets have been valued at the lower of the carrying amount or the estimated market value less selling costs.

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

Gains and losses that resulted from the sale of these assets are recognized as they are sold and reported in income from operations as a component of (gains) losses on sales of assets, net.  During the six-months ended September 30, 2005, the Company realized a net gain of $923,300 on the sale of these assets.

12.        Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments”.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  The effective date of SFAS 123R will be the beginning of the fiscal year that begins after June 15, 2005.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, companies may restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently accounts for stock based compensation under APB 25 and utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees.  While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model.

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

The Company currently expects to adopt SFAS 123R effective April 1, 2006, and to use the modified prospective method; however, the Company has not yet determined which of the aforementioned option pricing models it will use.  In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements - This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and uncertainties include, but are not limited to:  the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve;  the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and their impact on oil production, operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines (“United”), Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexico markets from the United States of America under recent changes to the bilateral agreement in place between the two countries; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel prices, and various risk factors to our business discussed elsewhere in this report.  Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results.  These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.  A discussion of some of these risk factors is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.  These reports should be read in their entirety since no single section deals with all aspects of these matters.

Our Business

Now in our 12th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  We are the second largest jet service carrier at DIA based on departures.  As of October 25, 2005, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our Denver hub to 47 U.S. cities spanning the nation from coast to coast and to five cities in Mexico.  During the year ended March 31, 2005, we began certain point-to-point routes to Mexico from non-hub cities.  As of October 25, 2005, we also provided jet service to Cancun, Mexico directly from four non-hub cities.

We were organized in February 1994 and we began flight operations in July 1994 with two leased Boeing 737-200 jets.  We have since expanded our fleet in service to 49 jets as of October 25, 2005 (33 of which we lease and 16 of which we own), consisting of 42 Airbus A319s and seven Airbus A318s.  In April 2005, we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft.  During the three and six months ended September 30, 2005, we increased year-over-year capacity by 5.7% and 5.9%, respectively.  During the three and six months ended September 30, 2005, we increased mainline passenger traffic by 11.6% and 14.5% over the prior comparable periods, outpacing our increase in capacity during the period.  We intend to continue our growth strategy and will add frequency to new markets and existing markets that we believe are underserved.

Recently our services to Cancun, Mexico, New Orleans, Louisiana and Florida have been disrupted by hurricanes and other extreme weather, impacting our service levels to these destinations and also impacting our revenues and cost of doing business.  We are always at risk of severe weather in any destination we serve.  While we believe we have developed sound strategies for addressing operational issues created by severe weather, we remain exposed to significant operational interruptions.  The two Gulf Coast hurricanes also severely damaged crude oil production and refinery capacity in the region.  As a result of these disruptions, the cost of jet aviation fuel increased within weeks by nearly $1.00 per gallon and caused fuel shortages at several airports that we serve.

In addition, with respect to our Mexico service, we note that the United States of America and the nation of Mexico recently amended its bilateral agreement relating to commercial air service.  Previously, only two U.S. based airlines were permitted to provide air service between the United States and Mexico.  In many cases, we were one of the two U.S. based airlines providing service to the cities we serve in Mexico.  The recent amendments to the bilateral agreement expanded the authorized service levels to three U.S. based airlines per city pair.  It is therefore highly likely that we will see other airlines seeking to add service to some of the Mexico destinations we serve, therefore increasing competition and perhaps placing downward pressure on air fares in these markets.

In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand.  The service began on January 1, 2004 with three aircraft.  We increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft as of June 1, 2004.  We control the scheduling of this service.  We reimburse Horizon for its expenses related to the operation plus a margin.  The agreement provides for financial incentives, penalties and changes to the margin based on the performance of Horizon and our financial performance.  As of October 25, 2005, Frontier JetExpress provides service to Albuquerque, New Mexico; Boise, Idaho; Billings, Montana; Dayton, Ohio; El Paso, Texas; Fresno, California; Little Rock, Arkansas; Oklahoma City, Oklahoma; Spokane, Washington; Tucson, Arizona; and Tulsa, Oklahoma, and supplements our mainline service to Austin, Texas; Omaha, Nebraska, and San Jose, California.  We intend to begin using the ninth aircraft in scheduled service in December 2005.

We currently operate on 16 gates on Concourse A at DIA on a preferential basis.  We use these 16 gates and share use of up to four common use regional jet parking positions to operate approximately 230 daily mainline flight departures and arrivals and 50 Frontier JetExpress daily system flight departures and arrivals.

During the six months ended September 30, 2005, we added departures from DIA to the following cities with commencement dates as follows:

Destination	Commencement Date

Detroit, Michigan	May 8, 2005
Tulsa, Oklahoma (1)	May 22, 2005
Akron-Canton, Ohio	June 15, 2005
San Antonio, Texas	June 26, 2005
Dayton, Ohio (1)	August 31,2005
Fresno, California (1)	August 31,2005

(1)  Operated exclusively by Frontier JetExpress.

In September 2005, we suspended our one daily flight to New Orleans, Louisiana due to Hurricane Katrina.

We have submitted the following applications to the United States Department of Transportation (“DOT”) to provide jet transportation which have been approved:

Roundtrip Service	Planned Commencement Date	Planned flight frequency

DIA to Acapulco, Mexico (1)	December 18, 2005	Two times per week
Kansas City, Missouri to Puerto Vallarta, Mexico	December 17, 2005	Three times per week
DIA to Cozumel, Mexico	December 17, 2005	Three times per week

(1) Seasonal service only

We have also submitted applications to the DOT for authority to provide roundtrip jet transportation for the following routes:  (1) Indianapolis, Indiana to Cancun, Mexico; (2) Chicago Midway Airport to Cancun, Mexico; and (3) Los Angeles International Airport to Cabo San Lucas, Mexico.

Due to our increased traffic in the first part of fiscal year 2006, we increased frequencies in the following markets: Reno, Nevada; San Jose, San Francisco; Sacramento California; Nashville, Tennessee; Dallas, Texas; St. Louis, Missouri; Milwaukee, Wisconsin; and Minneapolis-St. Paul, Minnesota.  In addition, we expanded the 2005 season for Anchorage, Alaska to January 3, 2006 and added another seasonal frequency from June 19, 2005 to January 3, 2006.

In October 2005, we announced the addition of one daily mainline flight to five of our top destinations as follows:  Denver to Salt Lake City from four daily flights to five beginning November 6, 2005; Denver to Dallas from five daily flights to six beginning December 18, 2005; Denver to Phoenix from six daily flights to seven beginning January 4, 2006, Denver to Las Vegas from six daily flights to seven beginning January 4, 2005; and Denver to Chicago-Midway Airport from four daily flights to five beginning on January 4, 2006.

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

Overview of Operations and the Industry

We intend to continue our focused growth strategy, which included the completion of a fleet transition from a Boeing fleet to an all Airbus fleet in April 2005.  One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient.  As of October 25, 2005, we have remaining firm purchase commitments for 11 Airbus 319 aircraft from Airbus, and we intend to lease as many as four additional A319 aircraft from third party lessors over the next two years.  We intend to use these additional aircraft to provide service to new markets and/or to add frequencies to existing markets that we believe are underserved.

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

Highlights from the Quarter

•                  Took delivery of one new purchased Airbus A319 aircraft.

•                  Began Frontier JetExpress service to Dayton, Ohio and Fresno, California.

•                  Frontier filed a “shelf” registration statement with the Securities and Exchange Commission, which we can use to periodically sell up to $250,000,000 in preferred and common stock, and debt and other securities.

•                  In September 2005, we reached an agreement on a new contract covering our aircraft appearance agents and maintenance cleaners following a negotiation with the International Brotherhood of Teamsters.  The term of the collective bargaining agreement is ten years.

Operating Statistics

The following table provides certain of our financial and operating data for the three and six months ended September 30, 2005 and 2004:

	Quarters Ended September 30,				Six Months Ended September 30,
	2005	2004	Change		2005	2004	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$229,397	$188,173	21.9%		$437,464	$357,611	22.3%
Revenue passengers carried (000s)	2,028	1,750	15.9%		3,912	3,334	17.3%
Revenue passenger miles (RPMs) (000s) (2)	1,940,880	1,738,682	11.6%		3,780,979	3,303,269	14.5%
Available seat miles (ASMs) (000s) (3)	2,518,515	2,383,573	5.7%		4,864,412	4,595,225	5.9%
Passenger load factor (4)	77.1%	72.9%	4.2	pts.	77.7%	71.9%	5.8 pts.
Break-even load factor (5)	72.5%	73.5%	(1.0	)pt.	75.9%	73.8%	2.1 pts.
Block hours (6)	50,976	47,086	8.3%		98,355	91,060	8.0%
Departures	21,189	18,937	11.9%		40,503	36,587	10.7%
Average seats per departure	129.4	130.3	(0.7)%		129.3	130.4	(0.8)%
Average stage length	919	968	(5.1)%		929	966	(3.8)%
Average length of haul	957	994	(3.7)%		967	991	(2.4)%
Average daily block hour utilization (7)	11.4	11.2	1.8%		11.4	11.4	—
Yield per RPM (cents) (8), (9)	11.69	10.74	8.8%		11.47	10.76	6.6%
Total yield per RPM (cents) (9), (10)	12.11	11.07	9.4%		11.86	11.07	7.1%
Yield per ASM (cents) (9), (11)	9.01	7.84	14.9%		8.92	7.74	15.2%
Total yield per ASM (cents) (9), (12)	9.33	8.08	15.5%		9.22	7.96	15.8%
Cost per ASM (cents)	8.68	8.03	8.1%		8.88	8.06	10.2%
Fuel expense per ASM (cents)	2.82	1.87	50.8%		2.69	1.84	46.2%
Cost per ASM excluding fuel (cents) (13)	5.86	6.16	(4.9)%		6.19	6.22	(0.5)%
Average fare (14)	$103.47	$100.05	3.4%		$102.79	$100.26	2.5%
Average aircraft in service	48.8	45.5	7.3%		47.2	43.5	8.5%
Aircraft in service at end of period	49	44	11.4%		49	44	11.4%
Average age of aircraft at end of period	2.1	2.7	(22.2)%		2.1	2.7	(22.2)%
Average fuel cost per gallon	$1.94	$1.29	50.4%		$1.86	$1.27	46.5%
Fuel gallons consumed (000’s)	36,471	34,641	5.3%		70,253	66,759	5.2%

	Quarters Ended September 30,				Six Months Ended September 30,
	2005	2004	Change		2005	2004	Change

Selected Operating Data - Regional Partner:

Passenger revenue (000s) (1)	23,391	21,910	6.8%		46,345	41,036	12.9%
Revenue passengers carried (000s)	234	233	0.4%		467	436	7.1%
Revenue passenger miles (RPMs) (000s) (2)	148,956	142,157	4.8%		285,713	273,711	4.4%
Available seat miles (ASMs) (000s) (3)	204,432	190,771	7.2%		393,117	368,349	6.7%
Passenger load factor (4)	72.9%	74.5%	(1.6	)pts.	72.7%	74.3%	(1.6	)pts.
Yield per RPM (cents) (8), (9)	15.70	15.41	1.9%		16.22	14.99	8.2%
Yield per ASM (cents) (9), (11)	11.44	11.48	(0.3)%		11.79	11.14	5.8%
Cost per ASM (cents)	12.87	12.35	4.2%		12.83	12.18	5.3%
Average fare (14)	$99.99	$93.98	6.4%		$99.28	$94.10	5.5%
Aircraft in service at end of period	9	9	—		9	9	—

	Quarters Ended September 30,				Six Months Ended September 30,
	2005	2004	Change		2005	2004	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$252,788	$210,083	20.3%		$483,809	$398,647	21.4%
Revenue passengers carried (000s)	2,262	1,983	14.1%		4,379	3,770	16.2%
Revenue passenger miles (RPMs) (000s) (2)	2,089,836	1,880,839	11.1%		4,066,692	3,576,980	13.7%
Aailable seat miles (ASMs) (000s) (3)	2,722,947	2,574,344	5.8%		5,257,529	4,963,574	5.9%
Passenger load factor (4)	76.7%	73.1%	3.6	pts.	77.3%	72.1%	5.2	pts.
Yield per RPM (cents) (8)	11.98	11.10	7.9%		11.81	11.09	6.5%
Total yield per RPM (cents) (9), (10)	12.37	11.40	8.5%		12.17	11.37	7.0%
Yield per ASM (cents) (11)	9.19	8.11	13.3%		9.13	7.99	14.3%
Total yield per ASM (cents) (12)	9.49	8.33	13.9%		9.41	8.20	14.8%
Cost per ASM (cents)	8.99	8.35	7.7%		9.18	8.37	9.7%

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

(5)         “Break-even load factor” is the mainline passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

For purposes of these calculations, charter revenue is excluded from passenger revenue.  These figures may be deemed non-GAAP financial measures under regulations issued by the Securities and Exchange Commission.  We believe that presentation of break-even load factor excluding charter revenue is useful to investors because charter flights are not included in RPM’s or ASM’s.  Furthermore, in preparing operating plans and forecasts, we rely on an analysis of break-even load factor exclusive of charter revenue.  Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Three months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net (income) loss	$(6,905)	$2,082	$(4,172)	$8,656
Income tax (expense) benefit	(3,549)	945	(2,203)	4,584
Passenger revenue	229,397	188,173	437,464	357,611
Revenue - regional partner	23,391	21,910	46,345	41,036
Charter revenue	(2,497)	(1,384)	(3,708)	(2,040)
Operating expenses - regional partner	(26,308)	(23,568)	(50,426)	(44,862)

Passenger revenue - mainline (excluding charter and regional partner revenue) required to break even	$213,529	$188,158	$423,300	$364,985

The calculation of the break-even load factor follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Passenger revenue- mainline (excluding charter and regional partner revenue) required to break even ($000s)	$213,529	$188,158	$423,300	$364,985
Mainline yield per RPM (cents)	11.69	10.74	11.47	10.76

Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	1,826,595	1,751,937	3,690,497	3,392,054
Mainline available seat miles (000’s)	2,518,515	2,383,573	4,864,412	4,595,225
Mainline break-even load factor excluding charter revenue	72.5%	73.5%	75.9%	73.8%

(6)         “Block hours” represent the time between aircraft gate departure and aircraft gate arrival.

(7)         “Average daily block hour utilization” represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period.  The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service.  This represents the amount of time that our aircraft spend in the air carrying passengers.

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

Passenger revenue adjustment

	Quarters Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Passenger revenues - mainline, as reported	$229,397	$188,173	$437,464	$357,611
Less: charter revenue	2,497	1,384	3,708	2,040
Passenger revenues - mainline excluding charter	226,900	186,789	433,756	355,571
Add: Passenger revenues - regional partner	23,391	21,910	46,345	41,036
Passenger revenues, system combined	$250,291	$208,699	$480,101	$396,607

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

Results of Operations

Summary

During the quarter ended September 30, 2005, we had net income of $6,905,000, or 18¢ per diluted share, as compared to a net loss of $2,082,000, or a loss of 6¢ per diluted share, for the quarter ended September 30, 2004.  We had net income despite rising fuel costs and extremely challenging conditions in the industry with sustained widespread price competition.  Fuel costs have risen sharply since January 2004 and may continue to increase.  Our average fuel cost per gallon, including hedging activities, was $1.94 during the quarter ended September 30, 2005, compared to $1.29 during the quarter ended September 30, 2004, an increase of 50.4%.   The average cost of fuel for the quarter ended September 30, 2005 includes unrealized hedging gains of $281,000, or $0.01 per gallon, as compared to $4,111,000 of unrealized hedging gains, or $0.12 per gallon, for the quarter ended September 30, 2004.

Included in our net income for the quarter ended September 30, 2005 were the following items before the effect of income taxes:  unrealized gains on fuel hedges of $281,000 and gains of $603,000 related primarily to the sale of Boeing parts held for sale.   These items, net of income taxes, increased our net income by 2¢ per share.  Included in our net loss for the quarter ended September 30, 2004 were the following items before the effect of income taxes:  a loss of $74,000 on the sale of other assets, a write down of $4,214,000 of the carrying value of expendable Boeing 737 inventory, and an unrealized gain on fuel hedges of $4,111,000.   These items, net of income taxes, decreased our net loss by 1¢ per share.

Our mainline passenger yield per RPM was 11.69¢ and 10.74¢ for the quarters ending September 30, 2005 and 2004, respectively, an increase of 8.8%.  Our mainline average fare was $103.47 for the quarter ended September 30, 2005 as compared to $100.05 for the quarter ending September 30, 2004, an increase of 3.4%.  Our length of haul was 957 and 994 miles for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 3.7%.  Our mainline load factor was 77.1% for the quarter ended September 30, 2005 as compared to 72.9% for the quarter ended September 30, 2004, an increase of 4.2 points.  We substantially decreased flying on August 15, 2004 and eliminated service to Los Angeles International Airport (“LAX”) as a focus city in the fourth quarter of fiscal year 2005, which included transcontinental flights between the east and west coast, introductory fares and disappointing load factors.  The LAX service resulted in longer system-wide length of haul relative to our non-LAX route structure we currently have in place.  Our average fare increase is partially due to the lower fares offered last year for the LAX focus city and is also due to several industry fare increases that Frontier has matched.  Our mainline passenger revenue per available seat mile (“RASM”) for the quarter ended September 30, 2005 and 2004 was 9.01¢ and 7.84¢, respectively, an increase of 14.9%.

We continue to focus on controlling non-fuel costs.  Our mainline cost per available seat mile (“CASM”) for the quarters ended September 30, 2005 and 2004 was 8.68¢ and 8.03¢, respectively, an increase of 8.1%.  The increase in mainline CASM was largely due to an increase in fuel expense of 2.82¢ per ASM from 1.87¢ per ASM for the quarters ended September 30, 2005 and 2004, respectively, an increase of 50.8%.  Mainline CASM, excluding fuel was 8.68¢ and 8.03¢, respectively, an increase of 8.1%.  However, included in mainline CASM for the quarters ended September 30, 2005 was a reduction of our sales and promotion expense of $3,589,000, or .14¢ per ASM, due to a favorable sales and use tax credit on the taxation of ticketing services which related to the periods starting with September 2001 through June 2005 and a credit of $603,000, or .02¢ per ASM, primarily related to gains recognized on the sale of Boeing spare parts.  Mainline CASM was also impacted by an increase of .04¢ per ASM in flight operations, a .04¢ per ASM in aircraft and traffic servicing and a .07¢ per ASM increase in sales and promotion (excluding a favorable credit of 14¢ per ASM on the taxation of ticketing services).  This was offset by a .07¢ per ASM decrease in cost per ASM in maintenance.

An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.  For the quarter ended September 30, 2005, our mainline break-even load factor was 72.5% compared to our achieved passenger load factor of 77.1%.  Our mainline break-even load factor for the quarter ended September 30, 2004, was 73.5% compared to our achieved passenger load factor of 72.9%.  Our mainline break-even load factor decreased from the prior comparable period as a result of an increase in our mainline RASM of 15.5%, which was partially offset by an increase in our mainline CASM to 8.68¢ during the quarter ended September 30, 2005 (primarily due to increases in fuel costs) from 8.03¢ during the quarter ended September 30, 2004, or 8.1%,

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs.  The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and six month ended September 30, 2005 and 2004.  Regional partner revenues, expenses and ASMs were excluded from this table.

	Three Months Ended September 30,				Six Months Ended September 30,
	2005		2004		2005		2004
	Per total ASM	% of Total Revenue	Per total ASM	% of Total Revenue	Per total ASM	% of Total Revenue	Per total ASM	% of Total Revenue

Revenues:
Passenger - mainline	9.11	97.6%	7.90	97.7%	9.00	97.5%	7.78	97.8%
Cargo	0.05	0.6%	0.05	0.7%	0.05	0.6%	0.06	0.7%
Other	0.17	1.8%	0.13	1.6%	0.17	1.9%	0.12	1.5%
Total revenues	9.33	100.0%	8.08	100.0%	9.22	100.0%	7.96	100.0%

Operating expenses:
Flight operations	1.37	14.7%	1.33	16.5%	1.42	15.4%	1.38	17.4%
Aircraft fuel expense	2.82	30.2%	1.87	23.2%	2.69	29.1%	1.84	23.1%
Aircraft lease expense	0.93	10.0%	0.94	11.6%	0.96	10.5%	0.90	11.3%
Aircraft and traffic servicing	1.35	14.5%	1.31	16.2%	1.35	14.7%	1.37	17.2%
Maintenance	0.74	7.9%	0.81	10.0%	0.79	8.6%	0.83	10.4%
Promotion and sales	0.74	7.9%	0.81	10.0%	0.83	9.0%	0.85	10.7%
General and administrative	0.48	5.1%	0.50	6.3%	0.50	5.4%	0.49	6.1%
Aircraft lease and facility exit costs	—	—	—	—	0.07	0.8%	—	—
(Gains)/losses on sales of assets, net	(0.02)	(0.3)%	—	—	(0.01)	(0.2)%	0.01	0.2%
Impairment and other related charges	—	—	0.18	2.2%	—	—	0.10	1.3%
Depreciation	0.27	3.0%	0.28	3.4%	0.28	3.0%	0.29	3.6%
Total operating expenses	8.68	93.0%	8.03	99.4%	8.88	96.3%	8.06	101.3%

Three Months ended September 30, 2005 as compared to the Three Months ended September 30, 2004

Mainline Revenues

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

Mainline Passenger Revenues.  Mainline passenger revenues totaled $229,397,000 for the quarter ended September 30, 2005 compared to $188,173,000 for the quarter ended September 30, 2004, an increase of 21.9%.  Mainline passenger revenue includes revenues for reduced rate standby passengers, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates, and revenue recognized from our co-branded credit card arrangement.  We carried 2,028,000 mainline revenue passengers during the quarter ended September 30, 2005 compared to 1,750,000 mainline revenue passengers during the quarter ended September 30, 2004, an increase of 15.9%.  We had an average of 48.8 aircraft in service during the quarter ended September 30, 2005 compared to an average of 45.5 aircraft in service during the quarter ended September 30, 2004, an increase of 7.3%.  Mainline ASMs increased to 2,518,515,000 for the quarter ended September 30, 2005 from 2,383,573,000 for the quarter ended September 30, 2004, an increase of 5.7%.  Mainline RPMs for the quarter ended September 30, 2005 were 1,940,880,000 compared to 1,738,682,000 for the quarter ended September 30, 2004, an increase of 11.6%, outpacing the increase in mainline ASMs.  Our mainline RASM increased to 9.33¢ from 8.08¢, an increase of 15.5%.  Our mainline average fare was $103.47 for the quarter ended September 30, 2005 as compared to $100.05 for the quarter ended September 30, 2004, an increase of 3.4%.  Our length of haul was 957 and 994 miles for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 3.7%.  Our mainline load factor increased to 77.1% for the quarter ended September 30, 2005 as compared to 72.9% for the quarter ended September 30, 2004, an increase of 4.2 points.  We substantially decreased flying on August 15, 2004 and eliminated service in LAX as a focus city in the fourth quarter of fiscal year 2005, which included transcontinental flights between the east and west coast, introductory fares and disappointing load factors.  The LAX service resulted in longer system-wide length of haul relative to our non-LAX route structure we currently have in place.  Our average fare increase is partially due to the lower fares offered last year for the LAX focus city and is also due to several industry fare increases that have sustained in the market place.

Cargo Revenues.  Cargo revenues, consisting of revenues from freight and mail service, totaled $1,373,000 and $1,246,000 for the quarters ended September 30, 2005 and 2004, representing 0.6% and 0.7% of total operating revenues excluding regional partner revenues, respectively, an increase of 10.2%.

Other Revenues.  Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $4,263,000 and $3,106,000, or 1.8% and 1.6% of total operating revenues excluding regional partner revenues for the quarters ended September 30, 2005 and 2004, respectively, an increase of 37.3%.  Other revenue increased over the prior comparable period primarily as a result of increased passenger purchases of LiveTV and pay-per-view movies and an increase in revenue from ground handling fee agreements with other airlines.

Mainline Operating Expenses

Mainline operating expenses include expenses related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative, depreciation and expenses related to our transition to an all Airbus fleet.  Total mainline operating expenses were $218,481,000 and $191,463,000 for the quarters ended September 30, 2005 and 2004, respectively, and represented 93.0% and 99.4% of total mainline revenue, respectively.  Operating expenses decreased as a percentage of revenues during the quarter ended September 30, 2005 largely a result of an increase in our average fare coupled with an increase in our load factors of 5.8%. This increase was significantly offset by an increase of 50.4% in our aircraft fuel cost per gallon for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits increased 9.0% to $54,286,000 compared to $49,803,000, and were 23.1% and 25.9% of total mainline revenues for the quarter ended September 30, 2005 and 2004, respectively.  Salaries, wages and benefits increased over the prior comparable periods largely as a result of general wage increases, increases in heath insurance costs and increases in workers compensation insurance. Our employee count increased from approximately 4,510 in September 2004 to approximately 4,570 in September 2005, or an increase of 1.3%.  Our employee count remained relatively unchanged despite a 5.7% increase in ASMs due to economies of scale.

Flight Operations.  Flight operations expenses increased 8.4% to $34,438,000 as compared to $31,773,000, and were 14.7% and 16.5% of total mainline revenue for the quarters ended September 30, 2005 and 2004, respectively.  Flight operations expenses increased partially due to an increase in mainline block hours from 47,086 for the quarter ended September 30, 2004 to 50,976 for the quarter ended September 30, 2005, an increase of 8.3%.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 16.4% to $20,148,000 compared to $17,303,000, and were 8.8% and 9.2% of passenger mainline revenue for the quarters ended September 30, 2005 and 2004, respectively.  We employed approximately 1,355 pilots and flight attendants at September 30, 2005 as compared to 1,315 at September 30, 2004, an increase of 3.0%.  The increase of 3.0% in the number of pilots and flight attendants is less than the 8.3% increase in block hours due to a decrease in required pilot training after the completion of the Airbus transition and improvements in crew utilization.   The increase in salaries was due to general increases in wage rates.

Aircraft insurance expenses totaled $2,552,000 (1.2% of total mainline revenue) and $2,634,000 (1.4% of total mainline revenue) for the quarters ended September 30, 2005 and 2004, respectively.  Aircraft insurance expenses were .13¢ and .15¢ per RPM for the quarters ended September 30, 2005 and 2004, respectively.  We renewed our aircraft hull and liability coverage renewed on June 7, 2004 for one year with a 30% decrease in premiums from the prior policy year and we extended our policy on June 7, 2005 through December 31, 2005 at premiums that were further reduced by 13%. In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage.  The current FAA war risk policy is in effect until December 31, 2005.  We do not know whether the government will extend the coverage beyond December 2005, and if it does, how long the extension will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft Fuel.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel costs of $70,912,000 for 36,471,000 gallons used and $44,715,000 for 34,641,000 gallons used and resulted in an average fuel cost of 1.94¢ and 1.29¢ per gallon for the quarters ended September 30, 2005 and 2004, respectively, an increase of 58.6%.  Aircraft fuel costs, excluding unrealized hedging gains, were 1.95¢ and 1.41¢ per gallon for the quarters ended September 30, 2005 and 2004, respectively.  Aircraft fuel expenses represented 30.2% and 23.1% of total mainline revenue for the quarters ended September 30, 2005 and 2004, respectively.  Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory.  The results of operations for the quarter ended September 30, 2005 include an unrealized derivative gain of $281,000 and a realized gains of $1,834,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense.   The results of operations for the quarter ended September 30, 2004 include an unrealized derivative gain of $4,111,000.  Fuel consumption for the quarters ended September 30, 2005 and 2004 averaged 715 and 736 gallons per block hour, respectively, a decrease of 2.9%.  Fuel consumption per block hour decreased during the quarter ended September 30, 2005 from the prior comparable period because of the completed transition to the more fuel-efficient Airbus aircraft as compared to the Boeing fleet; by limiting the use of the auxiliary power units on the aircraft during take off and taxi to and from gates; by tanking fuel from lower fuel cost cities; and by performing single engine taxis.

Aircraft Lease. Aircraft lease expenses totaled $23,472,000 (10.0% of total mainline revenue) and $22,307,000 (11.6% of total mainline revenue) for the quarters ended September 30, 2005 and 2004, respectively, an increase of 5.2%.  Aircraft lease expenses increased due to a 4.8% increase in the average number of leased aircraft in the periods (31.5 to 33.0).  The increase is also due to increases in lease rates for four of our aircraft that have variable rents based on LIBOR and additional rent related to two spare engine leases.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $34,114,000 and $31,229,000, an increase of 9.2%, for the quarters ended September 30, 2005 and 2004, respectively, and represented 14.5% and 16.2% of total mainline revenue.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses.  Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system.  As of September 30, 2005, we served 42 cities with mainline services as compared to 39 cities as of September 30, 2004, an increase of 7.7%.  During the quarter ended September 30, 2005, our departures increased to 21,189 from 18,937 for the quarter ended September 30, 2004, an increase of 11.9%.  Aircraft and traffic servicing expenses were $1,610 per departure for the quarter ended September 30, 2005 as compared to $1,649 per departure for the quarter ended September 30, 2004, a decrease of 2.4%.  This decrease in the amount of expenses per departure is related to the realization of economies of scale.

Maintenance. Maintenance expenses of $18,518,000 and $19,261,000 were 7.9% and 10.0% of total revenue for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 3.9%.    Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft.  Maintenance cost per block hour was $363 and $409 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 11.2%.  Maintenance cost per block hour decreased as a result of our transition to an all Airbus fleet that is less costly to maintain than our older Boeing aircraft, offset slightly by costs associated with the cost of maintenance associated with meeting the return condition requirements of three Boeing aircraft during the period.  Our mainline average age of aircraft was 2.1 years as of September 30, 2005 as compared to 2.7 years as of September 30, 2004.  As the Airbus aircraft age, they will require more maintenance and maintenance expenses per block hour will increase.

Promotion and Sales.  Promotion and sales expenses totaled $18,645,000 and $19,250,000 and were 7.9% and 10.0% of total revenue excluding revenues from our regional partner operations for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 3.1%.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions, computer reservations costs. These expenses are partially offset by marketing programs in which we received proceeds for the sale of frequent flyer miles.  During the quarter ended September 30, 2005, promotion and sales expense included a favorable sales and use tax credit of $3,589,000 with respect to the taxation of ticketing services which related to the periods from September 2001 through June 30, 2005.  During the quarter ended September 30, 2005, promotion and sales expenses, excluding the sales tax adjustment in 2005, per mainline passenger decreased to $10.96 from $11.00 during the quarter ended September 30, 2004.  Promotion and sales expenses per mainline passenger decreased as a result of an increase in frequent flyer miles sold related to our co-branded credit card and a new point exchange agreement with American Express.

General and Administrative.  General and administrative expenses for the quarters ended September 30, 2005 and 2004 totaled $12,071,000 and $12,034,000, respectively, and were 5.1% and 6.3% of total mainline revenue, respectively, an increase of 0.3%.  General and administrative expenses include the wages and benefits for several of our executive officers and various other administrative personnel including legal, accounting, information technology, aircraft procurement, corporate communications, training and human resources and other expenses associated with these departments.  Employee health benefits, accrued vacation and bonus expenses, and general insurance expenses including worker’s compensation. General and administrative expenses increased primarily due to increased rates for heath insurance and worker’s compensation, which was offset by a decrease in our accrued vacation liability.

Aircraft Lease and Facility Exit Costs.  As a result of exiting a city lease in fiscal year 2005, we recorded a liability for the estimated remaining time we would be obligated to continue to pay for the leased space.  As of September 30, 2005 we had to record an additional expense of $53,000 for a revised estimated time until a sublease will be obtained.  We may need to record additional expenses if a sublease is not obtained in the time period we estimated.  There were no similar costs incurred during the quarter ended September 30, 2004.

Gains and Losses on Sales of Assets, net.   During the quarter ended September 30, 2005 we recognized net gains totaling $603,000 primarily on the sale of Boeing spare parts.  During the quarter ended September 30, 2004, we incurred a loss totaling $74,000 on the sale of other assets and Boeing parts.

Depreciation.  Depreciation expenses of $6,862,000 and $6,606,000 were approximately 2.9% and 3.4% of total mainline revenue for the quarters ended September 30, 2005 and 2004, respectively, an increase of 3.9%.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  Depreciation expense increased slightly year over year due to the fact that the average number of aircraft owned was 15.9 during the quarter ended September 30, 2005 as compared to 14.0 during the quarter ended September 30, 2004, an increase of 13.6%, offset by Boeing rotable parts that were depreciated in 2004, but are not currently depreciated because they are held for sale.

Nonoperating Income (Expense).  Net nonoperating expense totaled $3,180,000 for the quarter ended September 30, 2005 as compared to net nonoperating expense of $2,430,000 for the quarter ended September 30, 2004, an increase of 30.9%

Interest income increased to $1,911,000 from $786,000 during the quarter ended September 30, 2005 from the prior comparable period as a result of an increase in short-term interest rates earned on investments.  Interest expense increased to $5,044,000 for the quarter ended September 30, 2005 from $3,113,000 for the quarter ended September 30, 2004, an increase of 62.0%.  The increase in interest expense was a result of additional debt for the purchase of two additional purchased aircraft and an increase in the weighted average borrowing rate.   Debt related to aircraft increased from $309,773,000 as of September 30, 2004 to $346,467,000 as of September 30, 2005 with an increase in the average weighted interest rate from 3.88% to 5.64% as of September 30, 2004 and 2005, respectively.

Regional Partner

Passenger Revenues – Regional Partner.  Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $23,391,000 for the quarter ended September 30, 2005 and $21,910,000 for the quarter ended September 30, 2004, a 6.8% increase.  The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue. The increase in revenue is primarily due to an increase in the average fare to $99.99 for the quarter ended September 30, 2005 from $93.98 for the quarter ended September 30, 2004, an increase of 6.4%.

Operating Expense – Regional Partner Expense.  Regional partner expense for the quarter ended September 30, 2005 and 2004 totaled $26,307,000 and $23,568,000, respectively, was 112.5% and 107.6% of total regional partner revenues, respectively.  Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. The increase in costs is primarily due to a 57.8% increase in fuel cost and the addition of four additional destinations as compared to September 30, 2004.

Six Months ended September 30, 2005 as compared to the Six Months ended September 30, 2004

Summary

We had net income of $4,172,000 or 11¢ per diluted share for the six months ended September 30, 2005, as compared to a net loss of $8,656,000 or a loss of 24¢ per diluted share for the six months ended September 30, 2004.   Included in our net income for the six months ended September 30, 2005 were the following items before the effect of income taxes:  a charge of $3,312,000 relating to three leased Boeing 737-300 aircraft we ceased using during the first quarter, gains of $691,000 related to the sale of Boeing parts held for sale and other assets and an unrealized loss on fuel hedges of $726,000.   These items, net of income taxes, decreased our net income by 6¢ per share.  Included in our net loss for the six months ended September 30, 2004 were the following items before the effect of income taxes:  a loss of $604,000 on the sale of two Airbus A319 aircraft in sale-leaseback transactions and other assets, a write down of $4,601,000 of the carrying value of expendable Boeing 737 inventory, and an unrealized gain on fuel hedges of $3,634,000.   These items, net of income taxes, increased our net loss by 3¢ per share.

Our mainline passenger yield per RPM was 11.47¢ and 10.76¢ for the six months ended September 30, 2005 and 2004, respectively, an increase of 6.6%.  Our mainline average fare was $102.79 for the six months ended September 30, 2005 as compared to $100.26 for the six months ended September 30, 2004, an increase of 2.5%.  Our length of haul was 967 and 991 miles for the six months ended September 30, 2005 and 2004, respectively, a decrease of 2.4%.  Our mainline load factor was 77.7% for the six months ended September 30, 2005 as compared to 71.9% for the six months ended September 30, 2004, an increase of 5.8 points.  We substantially decreased flying on August 15, 2004 and eliminated service to LAX as a focus city in the fourth quarter of fiscal year 2005, which included transcontinental flights between the east and west coast, introductory fares and disappointing load factors. The decrease in haul length is relative to our non-LAX route structure we currently have in place.  Our average fare increase is partially due to the lower fares offered last year for the LAX focus city and is also due to several industry fare increases that have sustained in the market place.   Our RASM for the six months ended September 30, 2005 and 2004 was 8.92¢ and 7.74¢, respectively, an increase of 15.2%.

Our mainline CASM for the six months ended September 30, 2005 and 2004 was 8.88¢ and 8.06¢, respectively, an increase of 10.2%.  The increase in mainline CASM was largely due to an increase in fuel expense of 2.69¢ per ASM from 1.84¢ per ASM for the periods ending September 30, 2005 and 2004, respectively, an increase of 46.2%.  Mainline CASM, excluding fuel was 6.19¢ per ASM as compared to 6.22¢ per ASM for the periods ending September 30, 2005 and 2004, respectively, a decrease of 0.5%.  However, included in mainline CASM for the quarter ended September 30, 2005 was a reduction of our sales and promotion expense of $3,144,000, or .06¢ of CASM, due to a favorable sales and use tax credit on the taxation of ticketing services which related to September 2001 through March 2005 and a reduction of $2,748,000, or .06¢ of CASM, to flight operations as a result of the 2004 DIA landing fee and facilities calendar 2004 cost reconciliation.  These were offset by $3,365,000, or .07¢ of CASM, for aircraft lease and facility exit costs and $3,086,000, or .06¢ of CASM, for maintenance costs for returned Boeing aircraft and rents associated with the late return of certain Boeing aircraft. Mainline CASM was also impacted by .06¢ per ASM increase in aircraft lease expense, a .04¢ per ASM increase in flight operations and a .05¢ per ASM increase in sales and promotion (excluding a favorable tax credit of .06¢ per ASM on the taxation of ticketing services).  These were offset by .04¢ per ASM decrease in maintenance and a .02¢ per ASM decrease in aircraft traffic and servicing.

For the six months ended September 30, 2005, our mainline break-even load factor was 75.9% compared to our achieved passenger load factor of 77.7%.  Our mainline break-even load factor for the six months ended September 30, 2004, was 73.8% compared to our achieved passenger load factor of 71.9%.  Our mainline break-even load factor increased from the prior comparable period as a result of an increase in our mainline CASM to 8.88¢ during the six month period ended September 30, 2005 (primarily due to increases in fuel costs) from 8.06¢ during the six month period ended September 30, 2004, or 10.2%, partially offset by an increase in our mainline RASM of 15.2%.

Mainline Revenues

Mainline Passenger Revenues.  Mainline passenger revenues totaled $437,464,000 for the six months ended September 30, 2005 compared to $357,611,000 for the six months ended September 30, 2004, an increase of 22.3%.  We carried 3,912,000 mainline revenue passengers during the six months ended September 30, 2005 compared to 3,334,000 mainline revenue passengers during the six months ended September 30, 2004, an increase of 17.3%.  We had an average of 47.2 aircraft in service during the six months ended September 30, 2005 compared to an average of 43.5 aircraft in service during the six months ended September 30, 2004, an increase of 8.5%.  Mainline ASMs increased to 4,864,412,000 for the six months ended September 30, 2005 from 4,595,225,000 for the six months ended September 30, 2004, an increase of 5.9%.  Mainline RPMs for the six months ended September 30, 2005 were 3,780,979,000 compared to 3,303,269,000 for the six months ended September 30, 2004, an increase of 14.5%, outpacing the increase in mainline ASMs.  Our mainline RASM increased to 8.92¢ from 7.74¢, an increase of 15.2%.  Our mainline average fare was $102.79 for the six months ended September 30, 2005 as compared to $100.26 for the six months ended September 30, 2004, an increase of 2.5%.  Our length of haul was 967 and 991 miles for the six months ended September 30, 2005 and 2004, respectively, a decrease of 2.4%.  Our mainline load factor increased to 77.7% for the six months ended September 30, 2005 as compared to 71.9% for the six months ended September 30, 2004, an increase of 5.8 points.  The decrease in our length of haul, our increase in load factors and increase in our average fare were related to the elimination of the LAX focus city in the fourth quarter of fiscal year 2005, which included transcontinental flights between the east and west coast, introductory fares and disappointing load factors.

Cargo Revenues.  Cargo revenues, consisting of revenues from freight and mail service, totaled $2,592,000 and $2,674,000 for the six months ended September 30, 2005 and 2004, representing 0.6% and 0.7% of total operating revenues excluding regional partner revenues, respectively, a decrease of 3.1%.  During the quarter ended June 30, 2004, we determined that carrying mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004.  As such, cargo revenues for the six months ended September 30, 2005 only included revenue from our freight service.

Other Revenues.  Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $8,433,000 and $5,537,000 or 1.9% and 1.5% of total operating revenues excluding regional partner revenue for the six months ended September 30, 2005 and 2004, respectively, an increase of 52.3%.  Other revenue increased over the prior comparable period primarily as a result of increased passenger purchases of LiveTV and pay-per-view movies and an increase in revenue from ground handling fee agreements with other airlines.

Mainline Operating Expenses

Total mainline operating expenses were $431,996,000 and $370,402,000 for the six months ended September 30, 2005 and 2004, respectively, and represented 96.3% and 101.3% of total mainline revenue, respectively.  Operating expenses decreased as a percentage of revenue during the quarter ended September 30, 2005 largely a result of an increase in our RASM coupled with an increase in our load factors of 8.1%.  This increase was significantly offset by an increase of 46.5% in our aircraft fuel cost per gallon for the six months ended September 30, 2005 as compared to the prior comparable period.

Salaries, Wages and Benefits.  Salaries, wages and benefits increased 11.4% to $108,491,000 compared to $97,377,000, and were 24.2% and 26.6% of total mainline revenues for the six months ended September 30, 2005 and 2004, respectively.  Salaries, wages and benefits increased over the prior comparable periods largely as a result of general wage increases, increases in heath insurance costs and workers compensation insurance. Our employee count remained relatively flat with an increase of 1.3% from the same comparable period last year despite a 5.9% increase in ASMs.

Flight Operations.  Flight operations expenses increased 8.4% to $68,910,000 as compared to $63,562,000, and were 15.4% and 17.4% of total mainline revenue for the six months ended September 30, 2005 and 2004, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 91,060 for the six months ended September 30, 2004 to 98,355 for the six months ended September 30, 2005, an increase of 8.0%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 16.7% to $39,919,000 compared to $34,192,000, and were 9.1% and 9.6% of passenger mainline revenue for the six months ended September 30, 2005 and 2004, respectively.  We employed approximately 3.0% more pilot and flight attendants as compared to the comparable period last year.  The increase of 3.0% in the number of pilots and flight attendants is less than the 8.0% increase in block hours due to a decrease in required pilot training after the completion of the Airbus transition and improvements in crew utilization.  The increase in salaries was due to general increases in wage rates.

Aircraft insurance expenses totaled $5,249,000 (1.2% of total mainline revenue) and $5,280,000 (1.4% of total mainline revenue) for the six months ended September 30, 2005 and 2004, respectively.  Aircraft insurance expenses were .14¢ and .16¢ per RPM for the six months ended September 30, 2005 and 2004, respectively.  Our aircraft hull and liability coverage renewed on June 7, 2004 for one year with a 30% decrease in premiums from the prior policy year and we extended our policy on June 7, 2005 through December 31, 2005 at premiums that were further reduced by 13%.

Aircraft Fuel.  Aircraft fuel costs of $130,742,000 for 70,253,000 gallons used and $84,718,000 for 66,759,000 gallons used and resulted in an average fuel cost of 1.86¢ and 1.27¢ per gallon for the six months ended September 30, 2005 and 2004, respectively, an increase of 46.5%.  Aircraft fuel costs, excluding unrealized hedging losses and gains, were 1.85¢ and 1.32¢ per gallon for the six months ended September 30, 2005 and 2004, respectively.  Aircraft fuel expenses represented 29.1% and 23.1% of total mainline revenue for the six months ended September 30, 2005 and 2004, respectively.  Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory.  The results of operations for the six months ended September 30, 2005 include an unrealized derivative loss of $726,000 and a realized gains of $3,965,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense.   The results of operations for the six months ended September 30, 2004 include an unrealized derivative gain of $3,634,000 and a realized net gain of approximately $543,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense.  Fuel consumption for the six months ended September 30, 2005 and 2004 averaged 714 and 733 gallons per block hour, respectively, a decrease of 2.6%.  Fuel consumption per block hour decreased during the six months ended September 30, 2005 from the prior comparable period because of the transition to the more fuel-efficient Airbus aircraft as compared to the Boeing fleet, which has slightly higher fuel burn rates, and by limiting the use of the auxiliary power unit on the aircraft during take off and taxi to and from the gates.

Aircraft Lease. Aircraft lease expenses totaled $46,903,000 (10.5% of total mainline revenue) and $41,198,000 (11.3% of total mainline revenue) for the six months ended September 30, 2005 and 2004, respectively, an increase of 13.8%.  The increase in lease expense is due to an increase in the average number of leased aircraft (an increase from 29.5 to 32.2, or 9.2%), costs associated with the late return of certain Boeing aircraft, increases in lease rates for four of our aircraft that have variable rents based on LIBOR, and additional rent related to two spare engine leases.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $65,867,000 and $62,921,000, an increase of 4.7%, for the six months ended September 30, 2005 and 2004, respectively, and represented 14.7% and 17.2% of total mainline revenue.  Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system.  During the six months ended September 30, 2005, our departures increased to 40,503 from 36,587, an increase of 10.7%.  Included in the six months ended September 30, 2005 was a credit granted as a result of the 2004 DIA landing fee and facilities calendar 2004 cost reconciliation of $68 per departure.  Aircraft and traffic servicing expenses, excluding the DIA landing fee and facility calendar adjustment, were $1,694 per departure for the six months ended September 30, 2005 as compared to $1,720 per departure for the six months ended September 30, 2004, a decrease of 1.5%.  This decrease in the amount of expense per departure is related to the realization of economies of scale.

Maintenance. Maintenance expenses of $38,528,000 and $38,156,000 were 8.6% and 10.4% of total revenue for the six months ended September 30, 2005 and 2004, respectively, and increased by 1.0% in the current period as compared to last year.  Maintenance cost per block hour was $392 and $419 for the six months ended September 30, 2005 and 2004, respectively, a decrease of 6.4%.

Promotion and Sales.  Promotion and sales expenses totaled $40,517,000 and $39,089,000 and were 9.0% and 10.7% of total revenue excluding revenues from our regional partner operations for the six months ended September 30, 2005 and 2004, respectively, an increase of 3.7%.  During the six months ended September 30, 2005 we reduced promotion and sales expense by $3,144,000 due to a favorable sales and use tax credit on the taxation of ticketing services which related to September 2001 to March 2005.  During the six months ended September 30, 2005, promotion and sales expenses, excluding the sales tax adjustment in 2005, per mainline passenger decreased to $11.16 from $11.72 for the six months ended September 30, 2004.  Promotion and sales expenses per mainline passenger decreased as a result of advertising expenses incurred during the six months ended September 30, 2004 for advertising in the Los Angeles, California area to promote brand awareness for the then new focus city which was offset by an increase in frequent flyer miles sold.

General and Administrative.  General and administrative expenses for the six months ended September 30, 2005 and 2004 totaled $24,322,000 and $22,328,000, respectively, and were 5.4% and 6.1% of total mainline revenue, respectively, an increase of 8.9%.

Aircraft Lease Exit Costs.  In April 2005, we finalized our transition to an all Airbus fleet and ceased using three of our Boeing 737-300 leased aircraft which had original lease termination dates in September 2005, August 2005 and May 2006.  We negotiated an early termination fee for the aircraft with an original termination date of May 2006.  As such, we recorded a charge of $3,312,000 in the quarter ended June 30,2005 to reflect the estimated fair value of the remaining lease payments and a one-time early return payment.  There were no similar costs incurred during the six months ended September 30, 2004.

Gains and Losses on Sales of Assets, Net.   During the six months ended September 30, 2005, we received net gains totaling $691,000 primarily on the sale of Boeing spare parts.  During the six months ended September 30, 2004, we incurred a loss totaling $489,000 on the sale-leaseback of two Airbus A319 aircraft and net losses of $115,000 on the sale of other assets.

Depreciation.  Depreciation expenses of $13,534,000 and $13,225,000 and were approximately 3.0% and 3.6% of total mainline revenue for the six months ended September 30, 2005 and 2004, respectively.  Depreciation expense increased slightly over the prior comparable period as a result of the increase of the average number of aircraft owned increase to 15.0 during the six months ended September 30, 2005 as compared to 14.0 during the six months ended September 30, 2004.

Nonoperating Expense.  Net nonoperating expense totaled $6,037,000 for the six months ended September 30, 2005 as compared to net nonoperating expense of $4,833,000 for the six months ended September 30, 2004, an increase of 7.1%

Interest income increased to $3,275,000 from $1,356,000 during the six months ended September 30, 2005 from the prior comparable period as a result of an increase in short-term interest rates earned on investments.  Interest expense increased to $9,162,000 for the six months ended September 30, 2005 from $6,021,000 for the six months ended September 30, 2004.  The increase in interest expense was due to additional debt for the purchase of two additional Airbus aircraft and an increase in the weighted average borrowing rate.   Aircraft debt increased from $309,773,000 as of September 30, 2004 to $346,467,000 as of September 30, 2005 with an increase in the average weighted interest rate from 3.88% to 5.64% as of September 30, 2004 and 2005, respectively.

Income Tax Expense (Benefit).  We recorded an income tax expense of $2,203,000 during the six months ended September 30, 2005 at a 34.6% rate, compared to an income tax benefit of $4,584,000 during the six months ended September 30, 2004 at a 34.6% rate.  The fluctuation in our tax rate is due to the impact of permanent differences as a percentage of income.

Regional Partner

Passenger Revenues – Regional Partner.  Regional partner revenues, from Frontier JetExpress operated by Horizon totaled $46,345,000 for the six months ended September 30, 2005 and $41,036,000 for the six months ended September 30, 2004, a 12.9% increase.  The increase in revenue is due to an increase in the average fare to $99.28 from $94.10, an increase of 5.5% offset by a decrease in the passenger load factor by 1.6 points from the prior comparable period.

Operating Expenses – Regional Partner.  Regional partner expense for the six months ended September 30, 2005 and 2004 totaled $50,426,000 and $44,862,000, respectively, and was 108.8% and 109.3% of total regional partner revenues, respectively.  Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. The increase in costs is primarily due to a 49.1% increase in fuel cost and the addition of four additional destinations as compared to the same period in 2004.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel.  We depend on lease or mortgage-style financing to acquire all of our aircraft, including 15 additional Airbus aircraft that as of September 30, 2005 are scheduled for delivery through March 2008.  We have financing commitments on seven of the 15 aircraft scheduled for delivery.

We had cash, cash equivalents and short-term investments of $144,096,000 and $174,795,000 at September 30, 2005 and March 31, 2005, respectively.  At September 30, 2005, total current assets were $274,006,000 as compared to $232,162,000 of total current liabilities, resulting in working capital of $41,844,000.  At March 31, 2005, total current assets were $275,550,000 as compared to $233,850,000 of total current liabilities, resulting in working capital of $41,700,000.

Operating Activities.  Cash provided by operating activities for the six months ended September 30, 2005 was $2,399,000 as compared to a use of cash of $10,327,000 for the six months ended September 30, 2004.  The increase in operating cash flows was primarily due to better operating results during the six months ended September 30, 2005 as compared to the same period last year, which was offset by $13,358,000 for payments of vendor obligations and accrued liabilities.

Investing Activities.  Cash used in investing activities for the six months ended September 30, 2005 was $71,523,000.  Capital expenditures were $81,413,000 for the six months ended September 30, 2005 and included the purchase of two Airbus A319 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment.  Aircraft lease and purchase deposits made during the period were $15,892,000, which was offset by pre-delivery payments totaling $18,705,000 applied against the purchase of two Airbus A319 aircraft and LiveTV equipment.

Cash used in investing activities for the six months ended September 30, 2004 was $43,171,000.  Capital expenditures were $109,119,000 for the six months ended September 30, 2004, and included the purchase of one Airbus A318 aircraft and two Airbus A319 aircraft.  We subsequently completed sale-leaseback transactions on both A319 aircraft.  Additionally, capital expenditures included the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment.  Aircraft lease and purchase deposits made during the period were $11,729,000.  We applied the pre-delivery payments totaling $6,412,000 for the purchase of an Airbus A318 aircraft to the purchase of that aircraft and the pre-delivery deposits totaling $14,716,000 for the two Airbus A319 aircraft were returned to us.  We received $63,904,000 from the sale of the two A319 aircraft and other assets.

Financing Activities.  Cash provided by financing activities for the six months ended September 30, 2005 was $41,425,000.  During the six months ended September 30, 2005, we borrowed $54,700,000 for the purchase of two Airbus A319 aircraft, paid $9,248,000 of debt principal payments on our 16 owned aircraft and we repaid short-term borrowings of $5,000,000 under a revolving line of credit.  During the six months ended September 30, 2005, we also received $1,417,000 from the exercise of common stock options and paid $444,000 of fees for debt financing.

Cash provided by financing activities for the six months ended September 30, 2004 was $12,142,000.  During the six months ended September 30, 2004, we borrowed $22,000,000 for the purchase of one Airbus A318 aircraft and paid $9,614,000 of debt principal payments.

Other Items that Impact Our Liquidity

We entered into an agreement with two vendors to market and sell all of our Boeing 737-200 and certain Boeing 737-300 spare parts inventories and rotables.  As of September 30, 2005, we have transferred the remaining Boeing inventories to these vendors.  We began to actively sell these parts in August 2004.  As of September 30, 2005, the carrying value of our Boeing rotables and expendable spare parts classified as assets held for sale totaled $4,519,000.  This amount represents the estimated market value of the remaining Boeing spare parts, less selling costs.  If the actual net proceeds received for these Boeing parts are less than the amounts we have estimated based on estimates obtained from our vendors, we may recognize additional impairments on these parts.  During the six month period ended September 30, 2005, we have received $2,007,000 in gross proceeds resulting in a net gain on our expendable and rotable inventory totaling approximately $923,000.

We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry.  In September 2005, we filed an amended registration statement with the Securities and Exchange Commission, which will enable us to periodically sell up to $250,000,000 in preferred and common stock and debt and other securities.  We may need to continue to explore avenues to enhance our liquidity if our current economic and operating environment does not improve.  We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit and aircraft sale-leasebacks, the sale of equity or debt securities, and other transactions as necessary to support our capital and operating needs.  For further information on our financing plans and activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt - principal payments (1)	$21,668,000	$47,130,000	$53,080,000	$224,588,000	$346,466,000
Long-term debt - interest payments (1)	18,562,000	33,328,000	27,972,000	37,312,000	117,174,000
Operating leases (2)	129,520,000	259,370,000	243,346,000	611,794,000	1,244,030,000
Unconditional purchase obligations (3) (4) (5)	148,342,000	323,038,000	7,792,000	—	479,172,000
Total contractual cash obligations	$318,092,000	$662,866,000	$332,190,000	$873,694,000	$2,186,842,000

(1)         At September 30, 2005, we had 16 loan agreements for 11 Airbus A319 aircraft and five Airbus A318 aircraft.  Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears.  These loans require monthly principal and interest payments of $215,000 and $218,000, bear interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan.  The remaining 14 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually.  At September 30, 2005, interest rates for these loans ranged from 4.69% to 5.94%.  Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term.  All of the loans are secured by the aircraft.  Actual interest payments will change based on changes in LIBOR.  In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an aircraft purchased in July.  This loan has an eight year term with quarterly installments of $236,000.  The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which currently is 7.38%.

(2)         As of September 30, 2005, we lease 31 Airbus A319 type aircraft, two Airbus A318 aircraft, and one Boeing 737 type aircraft under operating leases with expiration dates ranging from 2005 to 2017.  The Boeing 737 type aircraft is no longer in service and the table above includes lease payments through the end of the lease terms.  Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft.  At September 30, 2005, we had made cash security deposits of $16,173,000.  Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft.  These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the fiscal year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft.  Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft.  As of September 30, 2005, we have taken delivery of 16 of these aircraft.  The remaining four aircraft are scheduled for delivery beginning in March 2006 through February 2007.  As of September 30, 2005, we have made $668,000 in security deposit payments for future leased aircraft deliveries.  Total operating lease obligations include the four aircraft not yet received.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2005 to 2015.  In addition, we lease certain airport gate facilities on a month-to-month basis.  Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)         As of September 30, 2005, we have remaining firm purchase commitments for 11 additional aircraft which have scheduled delivery dates beginning in June 2006 and continuing through March 2008.  We also have remaining firm purchase commitments for two spare engines scheduled for delivery for December 2005 and May 2006.  Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft.  We are not under any contractual obligations with respect to spare parts.  Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft.  These payments are non-refundable with certain exceptions.  As of September 30, 2005, we had made pre-delivery payments on future deliveries totaling $22,385,000 to secure these aircraft.

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

(4)         In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet.  We intend to install LiveTV in every new aircraft we place in service.  The table above includes amounts for the installation of DirectTV for the remaining 11 aircraft we currently expect to be purchased and the remaining four aircraft we currently expect to be leased, less deposits made of $173,000.

(5)         In March 2004, we entered into a services agreement with Sabre, Inc. for its SabreSonic™  passenger solution to power our reservations and check-in capabilities along with a broad scope of technology for streamlining our operations and improving revenues.  The table above includes minimum annual fees for system usage fees.  Usage fees are based on passengers booked and actual amounts paid may be in excess of the minimum per the contract terms.

Commercial Commitments

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  These generally approximate up to three months of rent and fees.  We also provide letters of credit for our workers’ compensation insurance.  As of September 30, 2005, we had outstanding letters of credit, bonds, and cash security deposits totaling $12,091,000, $1,713,000, and $18,375,000, respectively.  In order to meet these requirements, we have a letter of credit agreement with a financial institution for up to $20,000,000, which expires December 1, 2005.  This facility can be used only for the issuance of standby letters of credit.  Any amounts drawn under this facility are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet.  As of September 30, 2005, we have utilized $4,402,000 under this credit agreement for standby letters of credit that provide credit support for certain leases.  In the event that this facility is not renewed beyond their present expiration dates, the certificates of deposit would be redeemed and paid to the various lessors as cash security deposits in lieu of standby letters of credit.  As a result, there would be no impact on our liquidity if these agreements were not renewed.  In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.  We also have an agreement with another financial institution where we can issue letters of credit of up to 50% of certain spare parts inventories less amounts borrowed under the credit facility. As of September 30, 2005, we had $10,244,000 available under this facility, which is reduced by letters of credit issued of $6,500,000.  In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving letter of credit where we can issue letters of credit up to $3,500,000.  As of September 30, 2005, we have utilized $1,189,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with bankcard customers.  As of September 30, 2005, that amount totaled $39,867,000.  The amount is adjusted quarterly in arrears based on our air traffic liability associated with bankcard transactions.  As of November 1, 2005, our requirement results in a decrease of approximately $2,781,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit)

coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity.  As of September 30, 2005, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC.  If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended October 21, 2005, the coverage would be increased by approximately $4,325,000 if we failed the tests.  If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements.  Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity.  If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price.  If the index price is lower, we pay the difference.  A collar agreement has a cap price, a primary floor price, and, in the case of a three-way collar, a secondary floor price.  When the hedged product’s index price is above the cap, we receive the difference between the index and the cap.  When the hedged product’s index price is below the primary floor but above the secondary floor, we pay the difference between the index and the primary floor.  However, when the price is below the secondary floor, we are only obligated to pay the difference between the primary and secondary floor prices.  When the price is between the cap price and the primary floor, no payments are required.  The unrealized net loss on derivative contracts at September 30, 2005 was $726,000 and the realized net gain for hedge cash settlements during the three and six months ended September 30, 2005 was $1,834,000 and $3,965,000, respectively.  We have entered into the following swap and collar agreements that cover periods during fiscal year 2006:

Date	Product *	Notional volume**	Period covered	Price	Percentage of estimated fuel purchases
		(barrels per month)		(per gallon or barrel)

November 2004	Jet A	75,000	April 1, 2005 - June 30,2005	$1.34 per gallon, with a floor of $1.20	28%
May 2005	Crude oil	60,000	July 1, 2005 - December 31,2005	$53.00 per barrel cap, with a floor of $50.73	20%

* Jet A is Gulf Coast Jet A fuel.  Crude oil is West Texas Intermediate crude oil.

** One barrel is equal to 42 gallons.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through June 30, 2007.  Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007.  During the three and six months ended September 30, 2005, interest expense was decreased by $49,000 and $84,000, respectively, for this agreement.  During the three and six months ended September 30, 2004, interest expense was increased by $60,000 and $151,000, respectively, for this agreement.  Approximately $216,000 of unrealized gains are included in accumulated other comprehensive income, net of income taxes of $130,000, as of September 30, 2005.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years.  This agreement precludes us from using another third party for such services during the term.  The agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  The amounts due based on flight hours are not included in the Contractual Obligations table above.  The costs under this agreement for our purchased aircraft for the six months ended September 30, 2005 and 2004 were approximately $1,268,000 and $1,260,000, respectively.  For our leased aircraft, we do not make the flight hour payments to GE under the agreement. Instead we make engine maintenance reserve payments as required under the applicable lease agreements.  At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report on Form 10-K.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments.  SFAS No. 123R, revised FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  In April 2005, the effective date for SFAS No. 123(R) was changed to the first fiscal year that begins after June 15, 2005.  We plan to adopt SFAS No. 123(R) on April 1, 2006 and use the modified prospective transition method.  Under the modified-prospective method, we will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 for which requisite service has been provided as of April 1, 2006.  As we currently account for share-based payments under APB 25, we will recognize compensation expense on awards granted subsequent to April 1, 2006 using the fair values determined by a valuation model prescribed by SFAS No. 123R.  The compensation expense on awards granted prior to April 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation.  The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel.  Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the six months ended September 31, 2005.  Based on actual fuel usage for the six-months ended September 2005, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense by approximately $14,891,000 for the six months ended September 30, 2005, excluding fuel hedging.  Comparatively, based on projected fiscal year 2006 fuel usage for our mainline operations and regional partner, this would have the effect of increasing or decreasing our aircraft fuel expense by approximately $30,724,000, 000 in fiscal year 2006 as compared to approximately $21,492,000 for fiscal year 2005, excluding the effects of our fuel hedging arrangements.

On November 12, 2004, we entered into a two-way collar agreement that hedged approximately 28% of our expected fuel requirements for the quarter ended June 30, 2005.  This collar used Gulf Coast Jet A as its basis.  The additional derivative transaction is a collar agreement that uses West Texas Intermediate crude oil as its basis.  The cap price is set at $1.34 per gallon, and the floor is set at $1.20 per gallon. On May 13, 2005, we entered into an additional derivative transaction that uses West Texas Intermediate crude oil as its basis and hedge approximately 20% of our projected fuel requirements for the period from July 1, 2005 to December 31, 2005.  This collar agreement has a cap price of $53.00 per barrel and the floor is set at $50.73 per barrel. The results of operations for the six months ended September 30, 2005 include an unrealized derivative loss of $726,000 that is included in fuel expense and realized gains of $3,695,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense with respect to these two agreements.  As of September 30, 2005, the fair value of this agreement is recorded in the balance sheet as an asset of $2,414,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft.  Interest expense on 88.9% of the debt on our owned Airbus A319 and A318 aircraft is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $3,080,000 assuming the loans outstanding that are subject to interest rate adjustments at September 30, 2005 totaling $308,021,000 are outstanding for the entire period.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings.  Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007.  As of September 30, 2005, we had hedged approximately 5.1% of our variable interest rate loans that are based on three-month LIBOR rates.  As of September 30, 2005, the fair value of the swap agreement is recorded in the balance sheet as an asset of $214,000.

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

PART II.  OTHER INFORMATION

Item 4:        Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on September 8, 2005 at which a quorum for the transaction of business was present.  One matter was voted upon, as described below.

Members of the Board of Directors elected at the meeting were Samuel D. Addoms, D. Dale Browning, Paul S. Dempsey, Patricia A. Engels, William B. McNamara, B. Larae Orullian, Jeff S. Potter, and James B. Upchurch.  The votes cast with respect to each nominee were as follows:

33,003,112 “For” Mr. Addoms;	158,997 “Withheld”
32,607,594 “For” Mr. Browning;	554,515 “Withheld
32,992,989 “For” Mr. Dempsey;	169,120 “Withheld”
33,083,026 “For” Ms. Engels;	79,083 “Withheld”
33,056,747 “For” Mr. McNamara;	105,362 “Withheld”
32,878,813 “For” Ms. Orullian;	283,296 “Withheld”
33,004,628 “For” Mr. Potter;	157,481 “Withheld”
33,089,716 “For” Mr. Upchurch;	72,393 “Withheld”

PART II.  OTHER INFORMATION

Item 6:                                Exhibits

Exhibit Numbers	Description of Exhibits

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES, INC.

Date: October 31, 2005	By:	/s/ Paul H. Tate
Paul H. Tate, Senior Vice President and
Chief Financial Officer

Date: October 31, 2005	By:	/s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer