Form 10-Q/A
period 2003-12-31
FRONTIER AIRLINES INC /CO/
filed 2005-11-10
CIK 921929

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

AMENDMENT NO. 1 TO

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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

The number of shares of the Company’s Common Stock outstanding as of as of February 9, 2004 was 35,527,942.

EXPLANATORY NOTE

The company is amending Item 6, Part II of its Form 10-Q for the quarterly period ended December 31, 2003, to replace Exhibit 10.24 with the attached Exhibit 10.24 to clearly reflect where material was omitted in this exhibit under the Company’s Confidential Treatment Request.  The changes in this exhibit were made in response to comments the Company received from the Securities and Exchange Commission on the Company’s Confidential Treatment Request.

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

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (1)

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