Form 10-Q
period 2005-12-31
FRONTIER AIRLINES INC /CO/
filed 2006-01-30
CIK 921929

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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
Yes  X    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer         Accelerated filer X   Non-accelerated filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

The number of shares of the Company’s Common Stock outstanding as of January 25, 2006 was 36,189,705.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

FRONTIER AIRLINES, INC.
Balance Sheets
(Unaudited)	December 31, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$222,680,115	$171,794,772
Short-term investments	-	3,000,000
Restricted investments	39,917,028	28,011,395
Receivables, net of allowance for doubtful accounts of $1,239,000
and $927,000 at December 31, 2005 and March 31, 2005, respectively	46,168,251	37,748,785
Security and other deposits	-	1,900,250
Prepaid expenses and other assets	19,904,842	18,740,220
Inventories, net of allowance of $373,000 and $3,973,000 at December 31, 2005 and March 31, 2005, respectively	6,714,950	7,564,342
Assets held for sale (note 11)	4,069,131	1,317,334
Deferred tax assets	6,696,449	5,472,643
Total current assets	346,150,766	275,549,741
Property and equipment, net (note 4)	512,855,619	455,813,682
Security and other deposits	18,466,495	18,662,421
Aircraft pre-delivery payments	27,530,507	22,976,090
Restricted investments	3,689,465	11,126,307
Deferred loan expenses and other assets	8,293,048	7,882,430
Total assets	$916,985,900	$792,010,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,523,049	$37,240,376
Air traffic liability	109,744,065	112,688,811
Other accrued expenses (note 6)	56,527,372	55,337,203
Current portion of long-term debt (note 7)	21,984,429	18,222,539
Short-term borrowings	-	5,000,000
Deferred revenue and other current liabilities (note 5)	10,459,415	5,361,422
Total current liabilities	232,238,330	233,850,351
Long-term debt related to aircraft (note 7)	318,866,303	282,792,222
Long-term debt - Convertible Notes (note 7)	92,000,000	-
Deferred tax liability	15,859,690	17,331,125
Deferred revenue and other liabilities (note 5)	22,104,797	20,116,667
Total liabilities	681,069,120	554,090,365

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Common stock, no par value, stated value of $.001 per share,
100,000,000 shares authorized; 36,189,705 and 35,995,342 issued and
outstanding at December 31, 2005 and March 31, 2005, respectively	36,190	35,995
Additional paid-in capital	190,100,752	188,165,820
Unearned ESOP shares	-	(2,270,652)
Other comprehensive income (note 8)	180,578	271,267
Retained earnings	45,599,260	51,717,876
Total stockholders’ equity	235,916,780	237,920,306
Total liabilities and stockholders’ equity	$916,985,900	$792,010,671

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Operations
For the three and nine months ended December 31, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Revenues:
Passenger - mainline	$217,812,040	$182,360,545	$655,276,441	$539,971,428
Passenger - regional partner	23,489,827	21,582,231	69,834,655	62,618,444
Cargo	1,461,832	1,188,514	4,053,577	3,862,018
Other	4,198,861	3,106,181	12,631,427	8,643,425

Total revenues	246,962,560	208,237,471	741,796,100	615,095,315

Operating expenses:
Flight operations	35,187,555	32,545,417	104,097,155	96,107,230
Aircraft fuel	77,649,123	53,806,536	208,391,165	138,524,787
Aircraft lease	23,370,956	23,034,636	70,273,868	64,232,862
Aircraft and traffic servicing	35,183,456	32,287,621	101,050,337	95,208,836
Maintenance	18,487,070	19,170,439	57,015,422	57,326,354
Promotion and sales	19,851,722	18,738,362	60,368,849	57,827,342
General and administrative	12,481,000	12,827,674	36,802,629	35,155,449
Operating expenses - regional partner	29,143,742	24,012,344	79,569,264	68,874,118
Aircraft lease and facility exit costs	-	-	3,364,515	-
(Gains) losses on sales of assets, net	(273,565)	(119,565)	(964,742)	484,666
Impairments	-	658,424	-	5,259,624
Depreciation	7,545,117	6,559,021	21,079,516	19,783,602

Total operating expenses	258,626,176	223,520,909	741,047,978	638,784,870

Operating income (loss)	(11,663,616)	(15,283,438)	748,122	(23,689,555)

Nonoperating income (expense):
Interest income	2,559,727	1,049,917	5,835,209	2,406,186
Interest expense	(5,709,068)	(3,384,302)	(14,870,882)	(9,405,161)
Other, net	(53,016)	341,287	(203,441)	172,570

Total nonoperating income (expense), net	(3,202,357)	(1,993,098)	(9,239,114)	(6,826,405)

Loss before income tax benefit	(14,865,973)	(17,276,536)	(8,490,992)	(30,515,960)

Income tax benefit	(4,575,753)	(6,218,492)	(2,372,376)	(10,802,228)

Net loss	$(10,290,220)	$(11,058,044)	$(6,118,616)	$(19,713,732)

Loss per share:
Basic and diluted	$(0.28)	$(0.31)	$(0.17)	$(0.55)

Weighted average shares of common stock outstanding:
Basic and diluted	36,187,528	35,623,855	36,127,533	35,612,440

See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Statements of Cash Flows
For the Nine Months Ended December 31, 2005 and 2004
(Unaudited)
	Nine Months Ended
Cash flows from operating activities:	December 31, 2005	December 31, 2004
Net loss	$(6,118,616)	$(19,713,732)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Compensation expense under long-term incentive plans and employee ownership plans	2,376,792	2,182,634
Depreciation and amortization	21,782,355	20,243,474
Impairment recorded on long-lived assets	-	3,996,742
Impairment recorded on inventories	-	1,262,882
Deferred income taxes	(2,367,092)	(10,878,784)
Unrealized derivative loss (gain)	2,254,201	(432,009)
Losses (gains) on disposal of equipment and assets held for sale	(998,833)	563,319
Changes in operating assets and liabilities:
Restricted investments	(4,502,791)	(9,353,583)
Receivables	(8,419,466)	1,651,279
Security and other deposits	108,509	(1,589,821)
Prepaid expenses and other assets	(1,164,622)	(5,749,344)
Inventories	299,922	(2,612,549)
Other assets	640,516	1,203,556
Accounts payable	(3,717,327)	(1,728,433)
Air traffic liability	(2,944,746)	3,640,943
Other accrued expenses	1,190,169	4,411,793
Deferred revenue and other liabilities	7,086,123	695,319
Net cash provided (used) by operating activities	5,505,094	(12,206,314)

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	3,000,000	2,000,000
Proceeds from the sale of available-for-sale securities	-	41,250,000
Purchase of available-for-sale securities	-	(136,650,000)
Aircraft lease and purchase deposits made	(21,555,865)	(15,848,240)
Aircraft lease and purchase deposits returned or applied	18,989,115	24,330,934
Decrease in restricted investments	2,034,000	3,481,600
Proceeds from the sale of aircraft and equipment	9,080,386	77,706,640
Capital expenditures	(88,640,790)	(121,202,098)
Net cash used in investing activities	(77,093,154)	(124,931,164)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,551,188	348,799
Proceeds from long-term borrowings	146,700,000	22,000,000
Principal payments on long-term borrowings	(14,864,029)	(14,253,415)
Payment of financing fees	(3,913,756)	(966,635)
Payment to bank for compensating balance	(2,000,000)	-
Principal payments on short-term borrowings	(5,000,000)	-
Net cash provided by financing activities	122,473,403	7,128,749

Net increase (decrease) in cash and cash equivalents	50,885,343	(130,008,729)

Cash and cash equivalents, beginning of period	171,794,772	130,008,729

Cash and cash equivalents, end of period	$222,680,115	$-
See accompanying notes to financial statements.

FRONTIER AIRLINES, INC.
Notes to Financial Statements
December 31, 2005 (Unaudited)

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

Financial results for the Company and airlines in general, are seasonal in nature. More recently, results for the Company’s first and second fiscal quarters have exceeded its third and fourth fiscal quarters. Results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

Recently the Company’s services to Cancun, Mexico and New Orleans, Louisiana were disrupted by hurricanes and other extreme weather impacting the Company’s service levels to these destinations and also impacting revenues and cost of doing business. The Company maintains business interruption insurance to cover lost profits and has made claims to recover loss profits related to these events. The Company has not recorded any anticipated recoveries as a final settlement of the claims has not been reached.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation including the reclassification of investment securities of $154,000,000 of auction rate securities, which were included in cash and cash equivalents at December 31, 2004. As a result of this reclassification, the Company’s cash flow from investing activities for the nine months ended December 31, 2004 now includes the net change in auction rate securities in short-term investments.

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

Had compensation cost for the Company’s stock-based compensation plans had been determined using the fair value of the options at the grant date, the Company’s pro forma net loss and loss per share would have been as follows:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004 (1)

Net loss, as reported	$(10,290,220)	$(11,058,044)	$(6,118,616)	$(19,713,732)
Add: stock-based compensation expense included in reported net earnings, net of tax	27,051	-	66,231	-
Less: total compensation expense determined under fair value method for all awards, net of tax	(134,668)	(547,061)	(404,964)	(3,995,735)
Pro forma net loss	$(10,397,837)	$(11,605,105)	$(6,457,349)	$(23,709,467)

Loss per share, basic and diluted:
As reported	$(0.28)	$(0.31)	$(0.17)	$(0.55)
Pro forma	$(0.29)	$(0.33)	$(0.18)	$(0.67)

(1)
During the nine months ended December 31, 2004, the Company’s Board of Directors approved the accelerated vesting of certain of the Company’s stock options with exercise prices in excess of the stock’s current market price. The purpose of the accelerated vesting is to enable the Company to avoid recognizing compensation expense in its statement of operations associated with these options in future periods upon adoption of SFAS No. 123(R) in the second quarter of fiscal 2006. As a result, a total of 671,500 options became immediately vested. These options originally would have vested between October 2004 and March 2009. Exercise prices for these options ranged from $8.00 to $24.17 per share. There were 35 employees affected by the modification. The total accelerated expense as a result of the modification is approximately $2,997,000, net of taxes, and is included in the pro forma numbers presented in the table above.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended December 31, 2005: dividend yield of 0%; expected volatility of 74.4%; expected life of 5 years; and risk-free interest rate of 4.06%. The weighted average fair value of options granted during the nine months ended December 31, 2005, was $6.74. The following weighted average assumptions were used for grants during the nine months ended December 31, 2004: dividend yield of 0%; expected volatility of 70.7%; expected life of 6 years; and risk-free interest rate of 3.35%. The weighted average fair value of options granted during the nine months ended December 31, 2004, was $5.00.

In September of 2004, our shareholders approved and the Company adopted the Frontier Airlines 2004 Equity Incentive Plan (the “2004 Plan”), which authorizes the Board of Directors to grant incentive compensation to member of the Board and certain employees of the Company. Pursuant to the 2004 Plan, each fiscal year the Board adopts an annual bonus and long-term incentive plan for the Company’s officers and director-level employees. The long-term incentive plan for the fiscal year ending March 31, 2006 resulted in the issuance of 194,746 stock appreciation rights payable in stock, 83,386 restricted stock units and a three-year cash incentive pool. Forfeitures during the nine-months ended were 29,727 stock appreciation rights payable in stock and 9,562 restricted stock units. Annual bonuses and three-year cash incentive pools will become payable based upon pre-tax profits and a modifier based on the Company’s annual pre-tax profit performance relative to peer group companies. There was no bonus accrual under this plan for the nine months ended December 31, 2005 because the Company has not been profitable in this fiscal year.

The restricted stock awards vest, if the executive is still employed by the Company at the time, in five years from the grant date. Restricted stock issued to members of the Board of Directors vest after three years. The fair value of the restricted stock units on the date of the grant is recorded as compensation expense over the vesting period. The stock appreciation rights payable in stock vest 20% a year over five years. Compensation expense for the stock appreciation rights is based on the difference between the market price of the award on the date of grant and the current market price of the award. During the nine-months ended December 31, 2005, compensation expense of $106,000 has been recognized for these awards issued under the 2004 Plan.

3. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that convertible debt was converted into common stock upon issuance, if dilutive.

During the three and nine months ended December 31, 2005, interest, net of tax, on the Convertible Notes in the amount of $233,000 and shares of 2,418,000 and 809,000, respectively, that would be issued upon assumed conversion of the Convertible Notes, were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. For the three and nine months ended December 31, 2005, outstanding options and warrants of 6,304,000 were excluded from the diluted earnings per share because the effect would have been anti-dilutive. For the three and nine months ended December 31, 2004, outstanding options and warrants of 6,477,000 were excluded from the diluted earnings per share because the effect would have been anti-dilutive.

4. Property and Equipment, Net

As of December 31, 2005 and March 31, 2005, property and equipment consisted of the following:

	December 31,	March 31,
	2005	2005

Aircraft, spare aircraft parts, and improvements to leased aircraft	$553,696,193	$489,324,022
Ground property, equipment and leasehold improvements	40,485,042	38,524,096
Construction in progress	839,302	231,397
	595,020,537	528,079,515
Less accumulated depreciation	(82,164,918)	(72,265,833)

Property and equipment, net	$512,855,619	$455,813,682

5. Deferred Revenue and Other Liabilities

At December 31, 2005 and March 31, 2005, deferred revenue and other liabilities were comprised of the following:

	December 31,	March 31,
	2005	2005

Deferred revenue related to co-branded credit card	$12,968,841	$6,557,945
Deferred rent credits	18,970,515	18,271,668
Other	624,856	648,476
Total deferred revenue and other liabilities	32,564,212	25,478,089
Less current portion	(10,459,415)	(5,361,422)
	$22,104,797	$20,116,667

6. Other Accrued Expenses

At December 31, 2005 and March 31, 2005, other accrued expenses were comprised of the following:

	December 31,	March 31,
	2005	2005

Accrued salaries and benefits	$33,745,002	$30,340,793
Federal excise and other passenger taxes payable	13,941,059	17,251,283
Property taxes payable	3,908,953	2,279,718
Remaining lease payments for aircraft and facilities
abandoned before lease termination date	124,012	1,063,022
Other	4,808,346	4,402,387
	$56,527,372	$55,337,203

7.  Long-term Debt

Convertible Notes due 2025

On December 7, 2005, the Company completed the sale of $92,000,000 aggregate principal amount of 5.0% Convertible Notes due 2025 (“Convertible Notes”) in a public offering pursuant to the Company’s shelf registration statement. Interest is payable semi-annually, beginning on June 15, 2006. The Convertible Notes are unsecured and rank effectively junior in right of payment to existing and future secured debt, including the Company’s Credit Facility and aircraft notes. At any time on or after December 31, 2010, the Company may redeem any of the Convertible Notes for cash at a redemption price of 100% of the principal amount plus accrued interest. Holders may require the Company to repurchase the Convertible Notes for cash at a repurchase price of 100% of the principal amount plus accrued interest on December 15, 2010, 2015 and 2020.

The Convertible Notes are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion rate of 96.7352 shares per principal amount of notes (representing a conversion price of approximately $10.34 per share), subject to certain adjustments, at any time prior to maturity. Upon conversion, the Company will have the right to deliver a combination of cash and shares of common stock. In addition, holders of the Convertible Notes have the right to require the Company to repurchase the notes upon the occurrence of a specified designated event at a price of 100% of the principal amount plus accrued interest. Upon the occurrence of a specified designated event prior to December 15, 2010, the conversion rate will be increased by a specified number of shares.

Long-term Debt Secured by Aircraft

During the nine months ended December 31, 2005, the Company borrowed $54,700,000 for the purchase of two Airbus A319 aircraft, including a junior loan of $4,900,000 on an aircraft purchased in July 2005. The senior loans have terms of 12 years and are payable in quarterly installments currently of $693,000 and $672,000, respectively, as of December 31, 2005, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR. These loans bear interest at rates of 6.49% and 6.04%, respectively, at December 31, 2005. At the end of the term, there are balloon payments of $5,558,000 and $4,900,000, respectively. A security interest in the two purchased aircraft secures these loans. The junior loan has an eight-year term with quarterly installments currently of $241,000. The loan bears interest at a floating interest rate adjusted quarterly based on LIBOR, which was 7.94% at December 31, 2005.

Credit Facilities

In March 2005, the Company entered into a 42-month revolving credit facility (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes. Under this facility, the Company may borrow the lesser of $13,000,000 (“maximum commitment amount”) or 50% of the current market value of pledged eligible spare parts. The amount of letters of credit available is equal to the amount available under the facility less current borrowings. The amount available under the Credit Facility at December 31, 2005 was $10,816,000, which was reduced by letters of credit issued during the quarter of $6,500,000 for a net amount available for borrowings of $4,316,000. There was $5,000,000 borrowed against the Credit Facility at March 31, 2005, and there were no amounts borrowed as of December 31, 2005.

In July 2005, the Company entered into a twelve-month credit agreement (the “Credit Agreement”) with a bank for a $5,000,000 revolving letter of credit. Under the Agreement, $3,500,000 may be used for the issuance of letters of credit, which must be collateralized by a borrowing base consisting of certain receivable balances at the time of issuance. As of December 31, 2005, the aggregate amount of letters of credit issued under the Credit Agreement was $2,270,000 and a cash compensating balance of $2,000,000 was maintained to secure the letters of credit, which has been classified as a current restricted investment on the balance sheet. There were no amounts borrowed at December 31, 2005.

The Credit Facility and the Credit Agreement contain standard events of default provisions, including a financial covenant to maintain $120,000,000 of unrestricted cash with a 30-day cure period.

8. Comprehensive Loss

A summary of the comprehensive loss is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Net loss	$(10,290,220)	$(11,058,044)	$(6,118,616)	$(19,713,732)
Other comprehensive income:
Unrealized gain (loss) on derivative instruments, net of tax	(35,553)	112,170	(90,688)	361,177
Total comprehensive loss	$(10,325,773)	$(10,945,874)	$(6,209,304)	$(19,352,555)

9. Aircraft Lease and Facility Exit Costs

In April 2005, the Company ceased using three of its Boeing 737-300 leased aircraft with original lease termination dates in June 2005, August 2005 and May 2006. The Company negotiated an early return and one-time payment for the one aircraft with an original lease termination date of May 2006. This resulted in a charge during the first quarter of $3,311,888, representing the estimated fair value of the remaining lease payments and a negotiated one-time termination payment. In September 2005, the Company recorded $52,627 of facility lease exit costs related to a property in which a sublease was not obtained in a period originally estimated for an airport exited in fiscal year 2005. This reflects the Company’s revised estimated future payments on this lease. These charges are included in the Statement of Operations as aircraft and facility lease exit costs. The aircraft facility exit cost liability of $180,739 is included in the following Balance Sheet accounts: $124,012 in other accrued expenses and $56,727 in other long-term liabilities.

A summary of the activity charged to these liabilities is as follows:

	Aircraft	Facility	Total
Balance, March 31, 2005	$932,800	$249,568	$1,182,368
Additions	3,311,888	52,627	3,364,515
Lease payments	(4,244,688)	(121,456)	(4,366,144)
Balance, December 31, 2005	$-	$180,739	$180,739

10. Retirement Health Plan

In conjunction with the Company’s collective bargaining agreement, pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65. The costs of retiree medical benefits are continued under the same contribution schedule as active employees.

The net periodic benefit cost for the three and nine months ended December 31, 2005 and 2004 includes the following components:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Service cost	$238,479	$236,475	$715,437	$714,203
Interest cost	67,821	54,598	203,463	163,791
Recognized net actuarial loss	15,171	22,358	45,513	67,074
Net periodic benefit cost	$321,471	$313,431	$964,413	$945,068

11. Assets Held for Sale

In April 2005, the Company retired the remaining Boeing aircraft and has classified all remaining Boeing 737-300 aircraft rotable spare parts and expendable inventories as “assets held for sale.” As such, these assets have been valued at the lower of the carrying amount or the estimated market value less selling costs.

In August 2004, the Company began selling Boeing spare parts and entered into agreements with two vendors to sell these parts on a consignment basis. The Company monitors resale values for Boeing parts quarterly using estimates obtained from outside vendors. Based on the current market prices and recent sales history, the Company has determined that there is currently no additional impairment required for the Boeing rotable spare parts and expendable inventories.

Gains and losses that resulted from the sale of these assets are recognized as they are sold and reported in income from operations as a component of (gains) losses on sales of assets, net. During the nine-months ended December 31, 2005, the Company realized a net gain of $1,224,000 on the sale of these assets.

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

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, however companies may restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements - This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that describe the business and prospects of Frontier Airlines, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and their impact on oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexico markets from the U.S.; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel prices, and various risk factors to our business discussed elsewhere in this report. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing. A discussion of some of these risk factors is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and a Form 8-K filed on November 29, 2005. These reports should be read in their entirety since no single section deals with all aspects of these matters.

Our Business

Now in our 12th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures. As of January 23, 2006, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our Denver hub to 47 U.S. cities spanning the nation from coast to coast and to seven cities in Mexico. During the year ended March 31, 2005, we began certain point-to-point routes to Mexico from non-hub cities. As of January 23, 2006, we also provided jet service to Cancun, Mexico directly from four non-hub cities and service to Puerto Vallarta, Mexico from Kansas City, Missouri.

We were organized in February 1994 and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet in service to 49 jets as of January 23, 2006 (33 of which we lease and 16 of which we own), consisting of 42 Airbus A319s and seven Airbus A318s. In April 2005, we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft. During the three and nine months ended December 31, 2005, we increased year-over-year capacity by 8.6% and 6.7%, respectively. During the three and nine months ended December 31, 2005, we increased mainline passenger traffic by 9.2% and 12.7% over the prior comparable periods, outpacing our increase in capacity during both periods. We intend to continue our growth strategy and will add frequency to new markets and existing markets that we believe are underserved.

Recently our services to Cancun, Mexico, New Orleans, Louisiana and certain of our markets in Florida were disrupted by hurricanes and other extreme weather, impacting our service levels to these destinations and also impacting our revenues and cost of doing business. We are always at risk of severe weather in any destination we serve. Although we believe we have developed sound strategies for addressing operational issues created by severe weather, we remain exposed to significant operational interruptions. The two Gulf Coast hurricanes also severely damaged crude oil production and refinery capacity in the region. As a result of these disruptions, in October 2005, the cost of jet aviation fuel increased within weeks by nearly $1.00 per gallon and caused fuel shortages at several airports that we serve.

In addition, with respect to our Mexico service, the U.S. and Mexico recently amended their bilateral agreement relating to commercial air service. Previously, only two U.S. based airlines were permitted to provide air service between the U.S. and certain cities in Mexico, primarily the resort destinations we serve. In many cases, we were one of the two U.S. based airlines providing service to the cities we serve in Mexico. The recent amendments to the bilateral agreement expanded the authorized service levels to three U.S. based airlines per identified city pair. It is therefore highly likely that other airlines will seek to add service to some of the Mexico destinations we serve, which would increase competition and perhaps place downward pressure on air fares in these markets.

In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 with three aircraft. We increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft as of June 1, 2004. We control the scheduling of this service. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial incentives, penalties and changes to the margin based on the performance of Horizon and our financial performance. As of January 23, 2006, Frontier JetExpress provides service to Albuquerque, New Mexico; Boise, Idaho; Billings, Montana; Dayton, Ohio; El Paso, Texas; Fresno, California; Little Rock, Arkansas; Oklahoma City, Oklahoma; Spokane, Washington; Tucson, Arizona; and Tulsa, Oklahoma, and supplements our mainline service to Austin, Texas; Omaha, Nebraska, and San Jose, California.

We currently operate on 16 gates on Concourse A at DIA on a preferential basis. We use these 16 gates and share use of up to four common use regional jet parking positions to operate approximately 241 daily mainline flight departures and arrivals and 52 Frontier JetExpress daily system flight departures and arrivals.

During the nine months ended December 31, 2005, we added service from DIA to the following new cities with commencement dates as follows:

Destination	Commencement Date

Detroit, Michigan	May 8, 2005
Tulsa, Oklahoma (1)	May 22, 2005
Akron-Canton, Ohio	June 15, 2005
San Antonio, Texas	June 26, 2005
Dayton, Ohio (1)	August 31, 2005
Fresno, California (1)	August 31, 2005
Kansas City, Missouri to Puerto Vallarta, Mexico	December 17, 2005
Denver, Colorado to Cozumel, Mexico	December 17, 2005
Denver, Colorado to Acapulco, Mexico (2)	December 18, 2005

(1) Operated exclusively by Frontier JetExpress.
(2) We will discontinue seasonal service to Acapulco on April 16, 2006.

In September 2005, we suspended our one daily flight to New Orleans, Louisiana due to Hurricane Katrina.

In addition to adding Acapulco and Cozumel to cities we serve in Mexico, we have increased service in Mexico as follows: (1) resumed seasonal service to Ixtapa/Zihuatanejo on November 18, 2005, adding an additional weekly frequency from the 2004 season for a total of three round-trip frequencies per week, (2) increased service from Denver to Cabo San Lucas beginning November 18, 2005 and to Puerto Vallarta beginning December 17, 2005, with daily service plus an additional Saturday frequency during peak periods to both destinations, and (3) increased to two daily flights to Cancun from Denver during the peak winter holiday periods, effective December 17, 2005. This represents an increase in our Cancun service from Denver and is part of our growing Cancun operation, which currently includes non-stop service to Cancun from St. Louis, Kansas City, Salt Lake City, Nashville and Denver.

In January 2006, we submitted an application with the DOT and the Canadian government for authority to provide round-trip jet transportation to Canada. In January 2006, we received authorization from the DOT to serve cities located in Canada. Our applications with Canadian authorities are pending. We have also submitted applications to the DOT for authority to provide round-trip jet transportation for the following routes: (1) Indianapolis, Indiana to Cancun, Mexico; (2) Chicago Midway airport to Cancun, Mexico; and (3) Los Angeles International Airport to Cabo San Lucas, Mexico. In January 2006, we received approval from the DOT for our application to fly from Indianapolis to Cancun. Our application with the Mexican authorities is pending.

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

Overview of Operations and the Industry

We intend to continue our focused growth strategy, which included the completion of a fleet transition from a Boeing fleet to an all Airbus fleet in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. As of January 23, 2006, we have remaining firm purchase commitments for 11 Airbus 319 aircraft from Airbus, and we intend to lease as many as four additional A319 aircraft from third party lessors over the next two years. We intend to use these additional aircraft to provide service to new markets and/or to add frequencies to existing markets that we believe are underserved.

We believe we have a proven management team and a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers. We believe our friendly, dedicated employees, affordable pricing, accommodating service, in-flight entertainment systems and comfortable airplanes distinguish our product and service from our competitors. Safety is a primary concern, and we are proud that our maintenance staff has been awarded the FAA Diamond Award for Excellence for seven straight years – an award that recognizes our commitment to the ongoing training and education of our maintenance staff. Our product begins with the Airbus aircraft, which offers a comfortable passenger cabin that we configure with one class of comfortable seating, superb leg room, and in-seat 24 channel live television entertainment. We also provide three additional channels that offer current-run pay-per-view movies. Augmenting our product is our team of dedicated employees who strive to offer friendly customer service and keep operations running efficiently, which we believe leads to lower operating costs.

The airline industry continues to operate in an intensely competitive market with record high aircraft fuel costs. We expect competition will remain intense. Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive. Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions. Additionally, the intense competition coupled with the record high fuel costs has created financial hardship for some of our competitors that have been forced to reduce capacity or have been forced into bankruptcy protection.

Highlights from the Quarter

•	Completed a $92,000,000 public offering of convertible notes
•	Increased the number of Mexico cities we serve to seven with new service to Cozumel and Acapulco.
•
We were ranked as number one in “On Time Arrival Performance” among all carriers at the 33 largest airports in America for the month of September 2005 and in the top five for on time arrival performance for four consecutive months.

Operating Statistics

The following table provides certain of our financial and operating data for the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	Change	2005	2004	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$ 217,812	$ 182,361	19.4%	$ 655,276	$ 539,971	21.4%
Revenue passengers carried (000s)	1,872	1,644	13.9%	5,784	4,978	16.2%
Revenue passenger miles (RPMs) (000s) (2)	1,774,114	1,625,146	9.2%	5,555,093	4,928,415	12.7%
Available seat miles (ASMs) (000s) (3)	2,461,668	2,267,686	8.6%	7,326,080	6,862,911	6.7%
Passenger load factor (4)	72.1%	71.7%	0.4 pts.	75.8%	71.8%	4.0 pts.
Break-even load factor (5)	75.2%	77.6%	(2.4) pts.	75.7%	75.1%	0.6 pts.
Block hours (6)	50,968	45,725	11.5%	149,323	136,786	9.2%
Departures	20,835	18,136	14.9%	61,338	54,723	12.1%
Average seats per departure	129.4	129.9	(0.4%)	129.4	130.2	(0.6%)
Average stage length	913	963	(5.2%)	923	963	(4.2%)
Average length of haul	948	989	(4.1%)	960	990	(3.0%)
Average daily block hour utilization (7)	11.3	10.7	5.6%	11.4	11.2	1.8%
Yield per RPM (cents) (8), (9)	12.04	11.10	8.5%	11.65	10.87	7.2%
Total yield per RPM (cents) (9), (10)	12.60	11.49	9.7%	12.10	11.21	7.9%
Yield per ASM (cents) (9), (11)	8.68	7.95	9.2%	8.84	7.81	13.2%
Total yield per ASM (cents) (12)	9.08	8.23	10.3%	9.17	8.05	13.9%
Cost per ASM (cents)	9.32	8.80	5.9%	9.03	8.30	8.8%
Fuel expense per ASM (cents)	3.15	2.37	32.9%	2.84	2.02	40.6%
Cost per ASM excluding fuel (cents) (13)	6.17	6.43	(4.0%)	6.19	6.28	(1.4%)
Average fare (14)	$ 104.72	$ 102.92	1.7%	$ 103.42	$ 101.14	2.3%
Average aircraft in service	49.0	46.4	5.6%	47.8	44.4	7.7%
Aircraft in service at end of period	49.0	46.0	6.5%	49.0	46.0	6.5%
Average age of aircraft at end of period	2.4	2.8	(14.3%)	2.4	2.8	(14.3%)
Average fuel cost per gallon (15)	$ 2.21	$ 1.64	34.8%	$ 1.98	$ 1.39	42.4%
Fuel gallons consumed (000’s)	35,076	32,725	7.2%	105,329	99,483	5.9%

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	Change	2005	2004	Change

Selected Operating Data - Regional Partner:

Passenger revenue (000s) (1)	$ 23,490	$ 21,582	8.8%	$ 69,835	$ 62,618	11.5%
Revenue passengers carried (000s)	228	221	3.2%	695	657	5.8%
Revenue passenger miles (RPMs) (000s) (2)	156,565	129,301	21.1%	442,278	403,012	9.7%
Available seat miles (ASMs) (000s) (3)	215,077	185,673	15.8%	608,194	554,022	9.8%
Passenger load factor (4)	72.8%	69.6%	3.2 pts	72.7%	72.7%	-
Yield per RPM (cents) (8), (9)	15.00	16.69	(10.1%)	15.79	15.54	1.6%
Yield per ASM (cents) (9), (11)	10.92	11.62	(6.0%)	11.48	11.30	1.6%
Cost per ASM (cents)	13.55	12.93	4.8%	13.08	12.43	5.2%
Average fare	$ 103.13	$ 97.51	5.8%	$ 100.54	$ 95.24	5.6%
Aircraft in service at end of period	9	9	-	9	9	-

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	Change	2005	2004	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$ 241,302	$ 203,943	18.3%	$ 725,111	$ 602,589	20.3%
Revenue passengers carried (000s)	2,100	1,865	12.6%	6,479	5,635	15.0%
Revenue passenger miles (RPMs) (000s) (2)	1,930,679	1,754,447	10.0%	5,997,371	5,331,427	12.5%
Available seat miles (ASMs) (000s) (3)	2,676,745	2,453,359	9.1%	7,934,274	7,416,933	7.0%
Passenger load factor (4)	72.1%	71.5%	0.6 pts.	75.6%	71.9%	3.7 pts.
Yield per RPM (cents) (8)	12.28	11.51	6.7%	11.96	11.23	6.5%
Total yield per RPM (cents) (9), (10)	12.79	11.87	7.8%	12.37	11.54	7.2%
Yield per ASM (cents) (11)	8.86	8.23	7.7%	9.04	8.07	12.0%
Total yield per ASM (cents) (12)	9.23	8.49	8.7%	9.35	8.29	12.8%
Cost per ASM (cents)	9.66	9.11	6.0%	9.34	8.61	8.5%

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

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$10,290	$11,058	$6,119	$19,714
Income tax benefit	4,576	6,218	2,372	10,802
Passenger revenue	217,812	182,361	655,276	539,971
Revenue - regional partner	23,490	21,582	69,835	62,618
Charter revenue	(4,251)	(2,006)	(7,959)	(4,045)
Operating expenses - regional partner	(29,144)	(24,012)	(79,569)	(68,874)

Passenger revenue - mainline (excluding charter and regional partner revenue) required to break even	$222,773	$195,201	$646,074	$560,186

The calculation of the break-even load factor follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Passenger revenue - mainline (excluding charter and regional partner revenue) required to break even ($000s)	$222,773	$195,201	$646,074	$560,186
Mainline yield per RPM (cents)	12.04	11.10	11.65	10.87

Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	1,850,274	1,758,568	5,545,700	5,153,505
Mainline available seat miles (000’s)	2,461,668	2,267,686	7,326,080	6,862,911
Mainline break-even load factor excluding charter revenue	75.2%	77.6%	75.7%	75.1%

(6)	“Block hours” represent the time between aircraft gate departure and aircraft gate arrival.
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

Passenger revenue adjustment
	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Passenger revenues - mainline, as reported	$217,812	$182,361	$655,276	$539,971
Less: charter revenue	4,251	2,006	7,959	4,045
Passenger revenues - mainline excluding charter	213,561	180,355	647,317	535,926
Add: Passenger revenues - regional partner	23,490	21,582	69,835	62,618
Passenger revenues, system combined	$237,051	$201,937	$717,152	$598,544

(10)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.
(11)	“Yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(12)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
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

(14)
“Average fare” excludes revenue included in passenger revenue for charter and reduced rate stand-by passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

(15)
“Average fuel cost per gallon” includes unrealized hedging losses of $1,529,000 and $3,202,000 for the three months ended December 31, 2005 and 2004, respectively and unrealized hedging loss of $2,254,000 and an unrealized hedging gain of $432,000 for the nine months ended December 31, 2005 and 2004, respectively.

Results of Operations

Summary

During the quarter ended December 31, 2005, we had a net loss of $10,290,000, or 28¢ per diluted share, as compared to a net loss of $11,058,000, or 31¢ per diluted share, for the quarter ended December 31, 2004. The domestic U.S. airline environment continues to have extremely challenging conditions due to sustained widespread price competition and record high fuel costs. Fuel costs have risen sharply since January 2004 and increased substantially after September 2005 following Hurricanes Katrina and Rita. Our average fuel cost per gallon, including hedging activities, was $2.21 during the quarter ended December 31, 2005, compared to $1.64 during the quarter ended December 31, 2004, an increase of 34.8%. The average cost of fuel for the quarter ended December 31, 2005 includes unrealized hedging losses of $1,529,000, or $0.04 per gallon, as compared to $3,202,000 of unrealized hedging losses, or $0.10 per gallon, for the quarter ended December 31, 2004.

Included in our net loss for the quarter ended December 31, 2005 were the following items before the effect of income taxes: unrealized losses on fuel hedges of $1,529,000 and gains of $274,000 related primarily to the sale of Boeing parts held for sale. These items, net of income taxes, increased our net loss for the quarter ended December 31, 2005 by 3¢ per share. Included in our net loss for the quarter ended December 31, 2004 were the following items before the effect of income taxes: a gain on the sale of assets of $120,000, a write down of $658,000 of the carrying value of expendable Boeing 737 inventory, and an unrealized loss on fuel hedges of $3,202,000. These items, net of income taxes, increased our net loss for the quarter ended December 31, 2004 by 7¢ per share.

Our mainline passenger yield per RPM was 12.04¢ and 11.10¢ for the quarters ending December 31, 2005 and 2004, respectively, an increase of 8.5%. Our mainline average fare was $104.72 for the quarter ended December 31, 2005 as compared to $102.92 for the quarter ending December 31, 2004, an increase of 1.7%. Our length of haul was 948 and 989 miles for the quarters ended December 31, 2005 and 2004, respectively, a decrease of 4.1%. Our average fare increase is partially due to several industry fare increases that we have matched. Our mainline passenger revenue per available seat mile for the quarter ended December 31, 2005 and 2004 were 8.68¢ and 7.95¢, respectively, an increase of 9.2%.

We continue to focus on controlling non-fuel costs. Our mainline cost per available seat mile (“CASM”) for the quarters ended December 31, 2005 and 2004 were 9.32¢ and 8.80¢, respectively, an increase of .52¢ per ASM or 5.9%. The increase in mainline CASM was largely due to an increase in fuel expense to 3.15¢ per ASM from 2.37¢ per ASM for the quarters ended December 31, 2005 and 2004, respectively, an increase of 32.9%. Mainline CASM, excluding fuel was 6.17¢ and 6.43¢, respectively, a decrease of .26¢ per ASM or 4.0%. However, included in mainline CASM for the quarter ended December 31, 2005 was a reduction of our sales and promotion expense of $1,300,000, or 0.5¢ per ASM, due to a favorable sales and use tax credit on the taxation of ticketing services which related to the periods starting with September 2001 through December 2004.

An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended December 31, 2005, our mainline break-even load factor was 75.2% compared to our achieved passenger load factor of 72.1%. Our mainline break-even load factor for the quarter ended December 31, 2004, was 77.6% compared to our achieved passenger load factor of 71.7%. Our mainline break-even load factor decreased from the prior comparable period as a result of an increase in our total mainline RASM of 10.3%, which was partially offset by a 5.9% increase in mainline CASM during the quarter ended December 31, 2005 (primarily due to increases in fuel costs).

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and nine month ended December 31, 2005 and 2004. Regional partner revenues, expenses and ASMs were excluded from this table.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2005		2004		2005		2004
	Per	%	Per	%	Per	%	Per	%
	total	of Total	total	of Total	total	of Total	total	of Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger	8.85	97.5%	8.04	97.7%	8.94	97.5%	7.87	97.7%
Cargo	0.06	0.6%	0.05	0.6%	0.06	0.6%	0.05	0.7%
Other	0.17	1.9%	0.14	1.7%	0.17	1.9%	0.13	1.6%
Total revenues	9.08	100.0%	8.23	100.0%	9.17	100.0%	8.05	100.0%

Operating expenses:
Flight operations	1.43	15.7%	1.44	17.5%	1.43	15.5%	1.40	17.4%
Aircraft fuel	3.15	34.7%	2.37	28.8%	2.84	31.0%	2.02	25.1%
Aircraft lease	0.95	10.5%	1.01	12.3%	0.95	10.5%	0.94	11.6%
Aircraft and traffic servicing	1.43	15.7%	1.42	17.3%	1.38	15.0%	1.39	17.2%
Maintenance	0.75	8.3%	0.85	10.3%	0.78	8.4%	0.83	10.4%
Promotion and sales	0.80	8.9%	0.83	10.0%	0.82	9.0%	0.84	10.5%
General and administrative	0.51	5.6%	0.56	6.9%	0.50	5.5%	0.51	6.4%
Aircraft lease and facility exit costs	-	-	-	-	0.05	0.5%	-	-
(Gains) losses on sales of assets, net	(0.01)	(0.1)%	-	-	(0.01)	(0.1)%	0.01	0.1%
Impairments	-	-	0.03	0.4%	-	-	0.07	0.9%
Depreciation	0.31	3.4%	0.29	3.5%	0.29	3.1%	0.29	3.6%
Total operating expenses	9.32	102.7%	8.80	107.0%	9.03	98.4%	8.30	103.2%

Three Months ended December 31, 2005 as Compared to the Three Months ended December 31, 2004

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

Passenger Revenues — Mainline. Mainline passenger revenues totaled $217,812,000 for the quarter ended December 31, 2005 compared to $182,361,000 for the quarter ended December 31, 2004, an increase of 19.4%.

Mainline passenger revenue includes revenues for reduced rate standby passengers, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates, and revenue recognized from our co-branded credit card arrangement. We carried 1,872,000 mainline revenue passengers during the quarter ended December 31, 2005 compared to 1,644,000 mainline revenue passengers during the quarter ended December 31, 2004, an increase of 13.9%. We had an average of 49.0 aircraft in service during the quarter ended December 31, 2005 compared to an average of 46.4 aircraft in service during the quarter ended December 31, 2004, an increase of 5.6%. Mainline ASMs increased to 2,461,668,000 for the quarter ended December 31, 2005 from 2,267,686,000 for the quarter ended December 31, 2004, an increase of 8.6%. Mainline RPMs for the quarter ended December 31, 2005 were 1,774,114,000 compared to 1,625,146,000 for the quarter ended December 31, 2004, an increase of 9.2%, outpacing the increase in mainline ASMs. Our mainline RASM increased to 8.68¢ from 7.95¢, an increase of 9.2%. Our mainline average fare was $104.72 for the quarter ended December 31, 2005 as compared to $102.92 for the quarter ended December 31, 2004, an increase of 1.7%. Our length of haul was 948 and 989 miles for the quarters ended December 31, 2005 and 2004, respectively, a decrease of 4.1%. We started downsizing our service in Los Angeles, California (“LAX”) on August 15, 2004 and shifted service to Mexico beginning in October 2004. By February 2005 we were out of LAX as a focus city, which included transcontinental flights between the east and west coast, introductory fares and disappointing load factors. The LAX service resulted in longer system-wide length of haul relative to our non-LAX route structure we currently have in place. Our average fare increase is partially due to the lower fares offered last year for the LAX focus city and is also due to several industry fare increases that have sustained in the market place.

Cargo Revenues. Cargo revenues, consisting of revenues from freight and mail service, totaled $1,462,000 and $1,189,000 for the quarters ended December 31, 2005 and 2004, representing 0.7% and 0.6% of total operating revenues excluding regional partner revenues, respectively for each of the quarters ended December 31, 2005 and 2004, respectively, an increase of 23.0%.

Other Revenues. Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $4,199,000 and $3,106,000, or 1.9% and 1.7% of total operating revenues excluding regional partner revenues for the quarters ended December 31, 2005 and 2004, respectively, an increase of 35.2%. Other revenue increased over the prior comparable period primarily as a result of increased passenger purchases of LiveTV and pay-per-view movies and an increase in revenue from ground handling fee agreements with other airlines.

Mainline Operating Expenses

Mainline operating expenses include expenses related to flight operations, aircraft and traffic servicing, maintenance, promotion and sales, general and administrative, depreciation and expenses related to our transition to an all Airbus fleet. Total mainline operating expenses were $229,482,000 and $199,509,000 for the quarters ended December 31, 2005 and 2004, respectively, and represented 102.7% and 107.0% of total mainline revenue, respectively. Operating expenses decreased as a percentage of revenues during the quarter ended December 31, 2005 largely a result of an increase in our average fare coupled with an increase in our load factor of 0.4 points. This decrease was significantly offset by an increase of 34.8% in our aircraft fuel cost per gallon for the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits increased 6.7% to $55,492,000 compared to $52,013,000, and were 24.8% and 27.9% of total mainline revenues for the quarters ended December 31, 2005 and 2004, respectively. Salaries, wages and benefits increased over the prior comparable periods largely as a result of general wage increases, increases in heath insurance costs and increases in workers compensation insurance. Our employee count increased from approximately 4,500 in December 2004 to approximately 4,600 in December 2005, or an increase of 2.2%. Our employee count remained relatively flat despite an 8.6% increase in ASMs due to economies of scale.

Flight Operations. Flight operations expenses increased 8.1% to $35,188,000 as compared to $32,545,000, and were 15.7% and 17.5% of total mainline revenue for the quarters ended December 31, 2005 and 2004, respectively. Flight operations expenses increased partially due to an increase in mainline block hours from 45,725 for the quarter ended December 31, 2004 to 50,968 for the quarter ended December 31, 2005, an increase of 11.5%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 12.5% to $20,927,000 compared to $18,599,000, and were 9.6% and 10.2% of passenger mainline revenue for the quarters ended December 31, 2005 and 2004, respectively. We employed approximately 1,400 pilots and flight attendants at December 31, 2005 as compared to 1,300 at December 31, 2004, an increase of 7.7%. The 7.7% increase in the number of pilots and flight attendants is less than the 11.5% increase in block hours due to a decrease in required pilot training after the completion of the Airbus transition. The increase in salaries was due to general increases in wage rates.

Aircraft insurance expenses totaled $2,334,000 (1.0% of total mainline revenue) and $2,398,000 (1.3% of total mainline revenue) for the quarters ended December 31, 2005 and 2004, respectively. Aircraft insurance expenses were .13¢ and .15¢ per RPM for the quarters ended December 31, 2005 and 2004, respectively. We renewed our aircraft hull and liability coverage renewed on June 7, 2004 through December 31, 2005 with a 30% decrease in premiums from the prior policy year and we extended our policy on June 7, 2005 through December 31, 2005 at premiums that were further reduced by 13%. In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current FAA war risk policy is in effect until August 31, 2006. We do not know whether the government will extend the coverage beyond August 2006, and if it does how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft Fuel. Aircraft fuel expenses include both the direct cost of fuel, including taxes, as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $77,649,000 for 35,076,000 gallons used and $53,807,000 for 32,725,000 gallons used and resulted in an average fuel cost of $2.21 and $1.64 per gallon for the quarters ended December 31, 2005 and 2004, respectively, an increase of 34.8% per gallon. Aircraft fuel costs, excluding unrealized hedging gains, were $2.17 and $1.55 per gallon for the quarters ended December 31, 2005 and 2004, respectively, an increase of 40.0% per gallon. Aircraft fuel expenses represented 34.7% and 28.8% of total mainline revenue for the quarters ended December 31, 2005 and 2004, respectively. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. The results of operations for the quarter ended December 31, 2005 include an unrealized derivative loss of $1,529,000 and realized gains of $1,264,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. The results of operations for the quarter ended December 31, 2004 include an unrealized derivative loss of $3,202,000 and realized gains of $1,948,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. Fuel consumption for the quarters ended December 31, 2005 and 2004 averaged 688 and 716 gallons per block hour, respectively, a decrease of 3.9%. Fuel consumption per block hour decreased during the quarter ended December 31, 2005 from the prior comparable period because of the completed transition to the more fuel-efficient Airbus aircraft as compared to the Boeing fleet; by limiting the use of the auxiliary power units on the aircraft during take off and taxi to and from gates; by tanking fuel from lower fuel cost cities; and by performing single engine taxis.

Aircraft Lease. Aircraft lease expenses totaled $23,371,000 (10.5% of total mainline revenue) and $23,035,000 (12.3% of total mainline revenue), an increase of 1.5%, for the quarters ended December 31, 2005 and 2004, respectively. Aircraft lease expenses remained relatively flat due to approximately the same average number of leased aircraft in the periods (32.4 in 2004 as compared to 33.0 in 2005). The increase is primarily due to increases in lease rates for four of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $35,183,000 and $32,288,000, an increase of 9.0%, for the quarters ended December 31, 2005 and 2004, respectively, and represented 15.7% and 17.3% of total mainline revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. As of December 31, 2005, we served 45 cities with mainline only services as compared to 40 cities as of December 31, 2004, an increase of 10.0%. During the quarter ended December 31, 2005, our departures increased to 20,835 from 18,136 for the quarter ended December 31, 2004, an increase of 14.9%. Aircraft and traffic servicing expenses were $1,689 per departure for the quarter ended December 31, 2005 as compared to $1,780 per departure for the quarter ended December 31, 2004, a decrease of 5.1%. This decrease in the amount of expenses per departure is related to the realization of economies of scale.

Maintenance. Maintenance expenses of $18,487,000 and $19,170,000, a decrease of 3.6% for the quarters ended December 31, 2005 and 2004, respectively, and represented 8.3% and 10.3% of total revenue. Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance cost per block hour was $363 and $419 for the quarters ended December 31, 2005 and 2004, respectively, a decrease of 13.4%. Maintenance cost per block hour decreased as a result of our transition to an all Airbus fleet that is less costly to maintain than our older Boeing aircraft, offset slightly by costs associated with the cost of maintenance associated with meeting the return condition requirements of one Boeing aircraft during the period. Our mainline average age of aircraft was 2.4 years as of December 31, 2005 as compared to 2.8 years as of December 31, 2004. As the Airbus aircraft age, they will require more maintenance and maintenance expenses per block hour will increase.

Promotion and Sales. Promotion and sales expenses totaled $19,852,000 and $18,738,000 and were 8.9% and 10.0% of total revenue excluding revenues from our regional partner operations for the quarters ended December 31, 2005 and 2004, respectively, an increase of 5.9%. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions, computer reservations costs. These expenses are partially offset by marketing programs in which we received proceeds for the sale of frequent flyer miles. During the quarter ended December 31, 2005, promotion and sales expense included a favorable sales and use tax credit of $1,300,000 with respect to the taxation of ticketing services which related to the periods from September 2001 through December 2004. During the quarter ended December 31, 2005, promotion and sales expenses, excluding the sales tax adjustment in 2005, per mainline passenger decreased to $11.30 from $11.40 during the quarter ended December 31, 2004. Promotion and sales expenses per mainline passenger decreased as a result of an increase in frequent flyer miles sold related to our co-branded credit card and a new point exchange agreement with American Express.

General and Administrative. General and administrative expenses for the quarters ended December 31, 2005 and 2004 totaled $12,481,000 and $12,828,000, respectively, a decrease of 2.7%, and were 5.6% and 6.9% of total mainline revenue. General and administrative expenses include the wages and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments. Employee health benefits, accrued vacation and bonus expenses, and general insurance expenses including worker’s compensation. General and administrative expenses decreased, despite increased rates for heath insurance and worker’s compensation, due to a decrease in wages paid for the Sabre implementation.

Gains and Losses on Sales of Assets, net. During the quarter ended December 31, 2005, we recognized net gains totaling $274,000 which were primarily for the sale of Boeing spare parts as compared to net gains of $120,000 recognized during the quarter ended December 31, 2004.

Depreciation. Depreciation expenses of $7,545,000 and $6,559,000 were approximately 3.4% and 3.5% of total mainline revenue for the quarters ended December 31, 2005 and 2004, respectively, an increase of 15.0%. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets. Depreciation expense increased year over year due to the fact that the average number of aircraft owned was 15.3 during the quarter ended December 31, 2005 as compared to 14.0 during the quarter ended December 31, 2004, an increase of 9.3%, offset by Boeing rotable parts that were depreciated in 2004 but are not currently depreciated because they are classified as assets held for sale.

Nonoperating Income (Expense). Net nonoperating expense totaled $3,202,000 for the quarter ended December 31, 2005 as compared to net nonoperating expense of $1,993,000 for the quarter ended December 31, 2004, an increase of 60.7%.

Interest income increased to $2,560,000 from $1,050,000 during the quarter ended December 31, 2005 from the prior comparable period as a result of an increase in short-term interest rates earned on investments and an increase in our cash position as a result of the net proceeds of $88,707,000 from our convertible notes offering in December 2005. Interest expense increased to $5,709,000 for the quarter ended December 31, 2005 from $3,384,000 for the quarter ended December 31, 2004, an increase of 68.7%. The increase in interest expense was a result of additional debt for the acquisition of two additional purchased aircraft, an increase in the weighted average borrowing rate, and additional debt of $92,000,000 from our convertible notes offering in December 2005. Interest on our convertible notes is at a fixed rate of 5.0%. Debt related to aircraft increased from $305,134,000 as of December 31, 2004 to $340,851,000 as of December 31, 2005 with an increase in the average weighted interest rate from 4.38% to 6.20% as of December 31, 2004 and 2005, respectively.

Regional Partner

Regional partner revenues are derived from Frontier JetExpress operated by Horizon and do not include the incremental revenue from passengers connecting from regional flights to mainline flights, which are included in our mainline passenger revenue. Operating expenses include all direct costs associated with Frontier JetExpress operated by Horizon plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreement with Horizon in which we reimburse these expenses plus a margin. Operating expenses also include other direct costs incurred for which we do not pay a margin.   These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

Passenger Revenues - Regional Partner. Regional partner revenues, totaled $23,490,000 for the quarter ended December 31, 2005 and $21,582,000 for the quarter ended December 31, 2004, an 8.8% increase. The increase in revenue is primarily due to an increase in the average fare to $103.13 for the quarter ended December 31, 2005 from $97.51 for the quarter ended December 31, 2004, an increase of 5.8%.

Operating Expenses - Regional Partner. Regional partner expense for the quarter ended December 31, 2005 and 2004 totaled $29,144,000 and $24,012,000, respectively, was 124.1% and 111.3% of total regional partner revenues, respectively, an increase of 21.3%. The increase in expenses is primarily due to an increase in fuel cost and additional performance bonuses paid.

Nine Months ended December 31, 2005 as Compared to the Nine Months ended December 31, 2004

Summary

We had a net loss of $6,119,000 or 17¢ per diluted share for the nine months ended December 31, 2005, as compared to a net loss of $19,714,000 or 55¢ per diluted share for the nine months ended December 31, 2004. Included in our net loss for the nine months ended December 31, 2005 were the following items before the effect of income taxes: a charge of $3,365,000 relating to three leased Boeing 737-300 aircraft that we ceased using during the first quarter, gains of $965,000 related to the sale of Boeing parts held for sale and other assets and an unrealized loss on fuel hedges of $2,254,000. These items, net of income taxes, increased our net loss by 9¢ per share. Included in our net loss for the nine months ended December 31, 2004 were the following items before the effect of income taxes: a loss of $485,000 on the sale of two Airbus A319 aircraft in sale-leaseback transactions and other assets, a write down of $5,260,000 of the carrying value of expendable Boeing 737 inventory, and an unrealized gain on fuel hedges of $432,000. These items, net of income taxes, increased our net loss by 10¢ per share.

Our mainline passenger yield per RPM was 11.65¢ and 10.87¢ for the nine months ended December 31, 2005 and 2004, respectively, an increase of 7.2%. Our mainline average fare was $103.42 for the nine months ended December 31, 2005 as compared to $101.14 for the nine months ended December 31, 2004, an increase of 2.3%. Our length of haul was 960 and 990 miles for the nine months ended December 31, 2005 and 2004, respectively, a decrease of 3.0%. Our RASM for the nine months ended December 31, 2005 and 2004 was 8.84¢ and 7.81¢, respectively, an increase of 13.2%.

Our mainline CASM for the nine months ended December 31, 2005 and 2004 was 9.03¢ and 8.30¢, respectively, an increase of 8.8%. The increase in mainline CASM was largely due to an increase in fuel expense of 0.82¢ per ASM from 2.02¢ to 2.84¢ per ASM for the periods ending December 31, 2005 and 2004, respectively, an increase of 40.6%. Mainline CASM, excluding fuel was 6.19¢ per ASM as compared to 6.28¢ per ASM for the periods ending December 31, 2005 and 2004, respectively, a decrease of 1.4%.

For the nine months ended December 31, 2005, our mainline break-even load factor was 75.7% compared to our achieved passenger load factor of 75.8%. Our mainline break-even load factor for the nine months ended December 31, 2004, was 75.1% compared to our achieved passenger load factor of 71.8%. Our mainline break-even load factor increased from the prior comparable period as a result of an increase in our mainline CASM to 9.03¢ during the nine month period ended December 31, 2005 (primarily due to increases in fuel costs) from 8.30¢ during the nine month period ended December 31, 2004, or 8.8%, partially offset by an increase in our mainline RASM of 13.2%.

Mainline Revenues

Passenger Revenues - Mainline. Mainline passenger revenues totaled $655,276,000 for the nine months ended December 31, 2005 compared to $539,971,000 for the nine months ended December 31, 2004, an increase of 21.4%. We carried 5,784,000 mainline revenue passengers during the nine months ended December 31, 2005 compared to 4,978,000 mainline revenue passengers during the nine months ended December 31, 2004, an increase of 16.2%. We had an average of 47.8 aircraft in service during the nine months ended December 31, 2005 compared to an average of 44.4 aircraft in service during the nine months ended December 31, 2004, an increase of 7.7%. Mainline ASMs increased to 7,326,080,000 for the nine months ended December 31, 2005 from 6,862,911,000 for the nine months ended December 31, 2004, an increase of 6.7%. Mainline RPMs for the nine months ended December 31, 2005 were 5,555,093,000 compared to 4,928,415,000 for the nine months ended December 31, 2004, an increase of 12.7%, outpacing the increase in mainline ASMs. Our mainline RASM increased to 8.84¢ from 7.81¢, an increase of 13.2%. Our mainline average fare was $103.42 for the nine months ended December 31, 2005 as compared to $101.14 for the nine months ended December 31, 2004, an increase of 2.3%. Our length of haul was 960 and 990 miles for the nine months ended December 31, 2005 and 2004, respectively, a decrease of 3.0%.

Cargo Revenues. Cargo revenues, consisting of revenues from freight and mail service, totaled $4,054,000 and $3,862,000 for the nine months ended December 31, 2005 and 2004, representing 0.6% and 0.7% of total operating revenues excluding regional partner revenues, respectively, an increase of 5.0%. During the quarter ended June 30, 2004, we determined that carrying mail for the United States Postal Service was not profitable and we terminated our contract effective July 1, 2004. As such, cargo revenues for the nine months ended December 31, 2005 only included revenue from our freight service.

Other Revenues. Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $12,631,000 and $8,643,000 or 1.9% and 1.6% of total operating revenues excluding regional partner revenue for the nine months ended December 31, 2005 and 2004, respectively, an increase of 46.1%.

Mainline Operating Expenses

Total mainline operating expenses were $661,479,000 and $569,911,000 for the nine months ended December 31, 2005 and 2004, respectively, and represented 98.4% and 103.2% of total mainline revenue, respectively. Operating expenses decreased as a percentage of revenue during the quarter ended December 31, 2005 largely a result of an increase in our RASM coupled with an increase in our load factors of 4.0 points. This increase was significantly offset by an increase of 42.4% in our aircraft fuel cost per gallon for the nine months ended December 31, 2005 as compared to the prior comparable period.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 9.8% to $163,983,000 compared to $149,401,000, and were 24.4% and 27.0% of total mainline revenues for the nine months ended December 31, 2005 and 2004, respectively. Salaries, wages and benefits increased over the prior comparable periods largely as a result of general wage increases, increases in heath insurance costs and workers compensation insurance. Our employee count remained relatively flat with an increase of 2.2% from the same comparable period last year despite a 6.7% increase in ASMs.

Flight Operations. Flight operations expenses increased 8.6% to $104,097,000 as compared to $96,107,000, and were 15.5% and 17.4% of total mainline revenue for the nine months ended December 31, 2005 and 2004, respectively. Flight operations expenses increased due to an increase in mainline block hours from 136,786 for the nine months ended December 31, 2004 to 149,323 for the nine months ended December 31, 2005, an increase of 9.2%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 15.3% to $60,846,000 compared to $52,770,000, and were 9.3% and 9.8% of passenger mainline revenue for the nine months ended December 31, 2005 and 2004, respectively. We employed approximately 7.7% more pilot and flight attendants as compared to the comparable period last year. The increase of 7.7% in the number of pilots and flight attendants is less than the 9.2% increase in block hours due to a decrease in required pilot training after the completion of the Airbus transition. The increase in salaries was due to general increases in wage rates.

Aircraft insurance expenses totaled $7,582,000 (1.1% of total mainline revenue) and $7,678,000 (1.4% of total mainline revenue) for the nine months ended December 31, 2005 and 2004, respectively, a decrease of 1.3%. Aircraft insurance expenses were .14¢ and .16¢ per RPM for the nine months ended December 31, 2005 and 2004, respectively, a decrease of 12.5%. Our aircraft hull and liability coverage renewed on June 7, 2004 for one year with a 30% decrease in premiums from the prior policy year and we extended our policy on June 7, 2005 through December 31, 2005 at premiums that were further reduced by 13%.

Aircraft Fuel. Aircraft fuel costs of $208,391,000 for 105,329,000 gallons used and $138,525,000 for 99,483,000 gallons used and resulted in an average fuel cost of 1.98¢ and 1.39¢ per gallon for the nine months ended December 31, 2005 and 2004, respectively, an increase of 42.4% per gallon. Aircraft fuel costs, excluding unrealized hedging losses and gains, were 1.96¢ and 1.40¢ per gallon for the nine months ended December 31, 2005 and 2004, respectively. Aircraft fuel expenses represented 31.0% and 25.1% of total mainline revenue for the nine months ended December 31, 2005 and 2004, respectively. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. The results of operations for the nine months ended December 31, 2005 include an unrealized derivative net loss of $2,254,000 and realized gains of $5,228,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. The results of operations for the nine months ended December 31, 2004 include an unrealized derivative net gain of $432,000 and a realized gain of approximately $2,490,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. Fuel consumption for the nine months ended December 31, 2005 and 2004 averaged 705 and 727 gallons per block hour, respectively, a decrease of 3.1%.

Aircraft Lease. Aircraft lease expenses totaled $70,274,000 (10.5% of total mainline revenue) and $64,233,000 (11.6% of total mainline revenue) for the nine months ended December 31, 2005 and 2004, respectively, an increase of 9.4%. The increase in lease expense is due to an increase in the average number of leased aircraft from 26.2 to 32.4, or 19.1%, costs associated with the late return of certain Boeing aircraft, increases in lease rates for four of our aircraft that have variable rents based on LIBOR, and additional rent related to two spare engine leases.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $101,050,000 and $95,209,000, an increase of 6.1%, for the nine months ended December 31, 2005 and 2004, respectively, and represented 15.0% and 17.2% of total mainline revenue. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. During the nine months ended December 31, 2005, our departures increased to 61,338 from 54,723, an increase of 12.1%. Included in the nine months ended December 31, 2005 was a credit granted as a result of the 2004 DIA landing fee and facilities calendar 2004 cost reconciliation of $45 per departure. Aircraft and traffic servicing expenses, excluding the DIA landing fee and facility calendar adjustment, were $1,692 per departure for the nine months ended December 31, 2005 as compared to $1,740 per departure for the nine months ended December 31, 2004, a decrease of 2.8%.

Maintenance. Maintenance expenses of $57,015,000 and $57,326,000 were 8.4% and 10.4% of total mainline revenue for the nine months ended December 31, 2005 and 2004, respectively, a decrease of 0.5%. Maintenance cost per block hour was $382 and $419 for the nine months ended December 31, 2005 and 2004, respectively, a decrease of 8.8%.

Promotion and Sales. Promotion and sales expenses totaled $60,369,000 and $57,827,000 and were 9.0% and 10.5% of total mainline revenue for the nine months ended December 31, 2005 and 2004, respectively, an increase of 4.4%. During the nine months ended December 31, 2005 promotion and sales expense was reduced by $4,444,000 due to a favorable sales and use tax credit on the taxation of ticketing services which related to September 2001 to March 2005. During the nine months ended December 31, 2005, promotion and sales expenses, excluding the sales tax adjustment in 2005, per mainline passenger decreased to $11.21 from $11.62 for the nine months ended December 31, 2004. Promotion and sales expenses per mainline passenger decreased as a result of advertising expenses incurred during the nine months ended December 31, 2004 for advertising in the Los Angeles, California area to promote brand awareness for the then new focus city which was offset by an increase in frequent flyer miles sold.

General and Administrative. General and administrative expenses for the nine months ended December 31, 2005 and 2004 totaled $36,803,000 and $35,155,000, respectively, an increase of 4.7%, and were 5.5% and 6.4% of total mainline revenue, respectively.

Aircraft Lease Exit Costs. In April 2005, we finalized our transition to an all Airbus fleet and ceased using three of our Boeing 737-300 leased aircraft which had original lease termination dates in September 2005, August 2005 and May 2006. We negotiated an early termination fee for the aircraft with an original termination date of May 2006. As such, we recorded a charge of $3,312,000 in the quarter ended June 30, 2005 to reflect the estimated fair value of the remaining lease payments and a one-time early return payment. There were no similar costs incurred during the nine months ended December 31, 2004.

Gains and Losses on Sales of Assets, Net. During the nine months ended December 31, 2005, we had net gains totaling $965,000, which related primarily on the sale of Boeing spare parts. During the nine months ended December 31, 2004, we incurred a loss totaling $489,000 on the sale-leaseback of two Airbus A319 aircraft and net losses of $485,000 on the sale of other assets.

Depreciation. Depreciation expenses of $21,080,000 and $19,784,000 and were approximately 3.1% and 3.6% of total mainline revenue for the nine months ended December 31, 2005 and 2004, respectively, an increase of 6.6%.

Nonoperating (Income) Expense. Net nonoperating expense totaled $9,239,000 for the nine months ended December 31, 2005 as compared to net nonoperating expense of $6,826,000 for the nine months ended December 31, 2004, an increase of 35.4%

Interest income increased to $5,835,000 from $2,406,000 during the nine months ended December 31, 2005 from the prior comparable period. Interest expense increased to $14,871,000 for the nine months ended December 31, 2005 from $9,405,000 for the nine months ended December 31, 2004.

Income Tax Benefit. We recorded an income tax benefit of $2,372,000 during the nine months ended December 31, 2005 at a 27.9% rate, compared to an income tax benefit of $10,802,000 during the nine months ended December 31, 2004 at a 35.4% rate. The fluctuation in our tax rate is due to the impact of permanent differences as a percentage of income.

Regional Partner

Passenger Revenues - Regional Partner. Regional partner revenues totaled $69,835,000 for the nine months ended December 31, 2005 and $62,618,000 for the nine months ended December 31, 2004, an 11.5% increase. The increase in revenue is due to an increase in the average fare to $100.54 from $95.24, an increase of 5.6%.

Operating Expenses - Regional Partner. Regional partner expense for the nine months ended December 31, 2005 and 2004 totaled $79,569,000 and $68,874,000, respectively, and was 113.9% and 110.0% of total regional partner revenues, respectively. The increase in expenses is primarily due to a 48.5% increase in fuel cost and an increase in performance bonuses paid.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 15 additional Airbus aircraft that as of December 31, 2005 are scheduled for delivery through March 2008. We have financing commitments on seven of the 15 aircraft scheduled for delivery.

We had cash, cash equivalents and short-term investments of $222,680,000 and $174,795,000 at December 31, 2005 and March 31, 2005, respectively. At December 31, 2005, total current assets were $346,151,000 as compared to $232,238,000 of total current liabilities, resulting in working capital of $113,913,000. At March 31, 2005, total current assets were $275,550,000 as compared to $233,850,000 of total current liabilities, resulting in working capital of $41,700,000.

Operating Activities. Cash provided by operating activities for the nine months ended December 31, 2005 was $5,505,000 as compared to a use of cash of $12,206,000 for the nine months ended December 31, 2004. The increase in operating cash flows was primarily due to better operating results during the nine months ended December 31, 2005 as compared to the same period last year, which was offset by an increase of $1,993,000 in working capital needs.

Investing Activities. Cash used in investing activities for the nine months ended December 31, 2005 was $77,093,000. Capital expenditures were $88,641,000 for the nine months ended December 31, 2005 and included the purchase of two Airbus A319 aircraft, the purchase of LiveTV equipment, the purchase of one spare engine that was delivered to us and that we sold in a sale-leaseback transaction, rotable aircraft components, aircraft improvements and ground equipment. We received $9,080,000 from the sale of the spare engine that we sold in a sale-leaseback transaction, the sale of Boeing spare parts held for sale and other assets. Aircraft lease and purchase deposits made during the period were $21,556,000, which was offset by pre-delivery payments totaling $18,989,000 applied against the purchase of two Airbus A319 aircraft and LiveTV equipment.

Cash used in investing activities for the nine months ended December 31, 2004 was $124,931,000. Capital expenditures were $121,202,000 for the nine months ended December 31, 2004, and included the purchase of one Airbus A318 aircraft, two Airbus A319 aircraft and one spare engine that was delivered to us and that we sold in sale-leaseback transactions. Additionally, capital expenditures included the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment. Aircraft lease and purchase deposits made during the period were $15,848,000. We applied the pre-delivery payments totaling $6,412,000 for the purchase of an Airbus A318 aircraft to the purchase of that aircraft and the pre-delivery deposits totaling $14,716,000 for the two Airbus A319 aircraft were returned to us. We received $77,707,000 from the sale of the two new A319 aircraft that we sold in sale-leaseback transactions, two spare engines that we sold in sale-leaseback transactions, one spare engine for our Boeing fleet and other Boeing spare parts. Net cash used in the purchase and sale of available-for-sale securities was $95,400,000.

Financing Activities. Cash provided by financing activities for the nine months ended December 31, 2005 was $122,473,000. On December 7, 2005, we completed the issuance of $92,000,000 principal amount of 5% convertible notes due 2025, raising net proceeds of approximately $88,707,000. The net proceeds from our convertible debt offering are being used for general working capital purposes, including capital expenditures related to the purchase of financing of aircraft and expansion of our operations. During the nine months ended December 31, 2005, we borrowed $54,700,000 for the purchase of two Airbus A319 aircraft, paid $14,864,000 of debt principal payments on our 16 owned aircraft and we repaid short-term borrowings of $5,000,000 under a revolving line of credit. During the nine months ended December 31, 2005, we also received $1,551,000 from the exercise of common stock options and paid $578,000 of fees for aircraft debt financing.

Cash provided by financing activities for the nine months ended December 31, 2004 was $7,128,000. During the nine months ended December 31, 2004, we borrowed $22,000,000 for the purchase of one Airbus A318 aircraft and paid $14,253,000 of debt principal payments.

Other Items That Impact Our Liquidity

In August 2004, we entered into an agreement with two vendors to market and sell all of our remaining Boeing 737 spare parts inventories and rotables. As of September 30, 2005, we transferred the remaining Boeing inventories to these vendors. As of December 31, 2005, the carrying value of our Boeing rotables and expendable spare parts classified as assets held for sale totaled $4,069,000. This amount represents the estimated market value of the remaining Boeing spare parts based on estimates obtained from our vendors, less selling costs. If the actual net proceeds received for these Boeing parts are less than the amounts we have estimated, we may recognize additional impairments on these parts. During the nine month period ended December 31, 2005, we have received $3,256,000 in gross proceeds resulting in a net gain on our expendable and rotable inventory totaling approximately $1,224,000.

We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. In September 2005, we filed a registration statement with the Securities and Exchange Commission, which will enable us to periodically sell up to $250,000,000 in preferred and common stock and debt and other securities. In December 2005, under the first offering under this shelf registration, we issued $92,000,000 of 5% Convertible Notes due 2025. We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit and aircraft sale-leasebacks, and other transactions as necessary to support our capital and operating needs. For further information on our financing plans and activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

We have obtained financing for all of our aircraft deliveries scheduled for calendar year 2006 and expect to have adequate liquidity to cover our contractual obligations. However, we cannot predict future trends or predict whether current trends and conditions will continue. Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” discussed in Item 1 of our annual report on Form 10-K and a Form 8-K filed on November 29, 2005.

In January 2006, our maintenance personnel ratified a three-year contract with a wage increase of 3% over the term of the agreement. Also, in January 2006 the National Mediation Board had received a petition for an election by the material services employees.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005:

	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total

Long-term debt - principal payments (1)	$21,984,000	$47,858,000	$53,901,000	$309,107,000	$432,850,000
Long-term debt - interest payments (1)	24,821,000	44,744,000	38,824,000	106,020,000	214,409,000
Operating leases (2)	132,524,000	265,835,000	248,989,000	617,712,000	1,265,060,000
Unconditional purchase obligations (3) (4) (5)	157,465,000	304,687,000	6,371,000	-	468,523,000
Total contractual cash obligations	$336,794,000	$663,124,000	$348,085,000	$1,032,839,000	$2,380,842,000

(1)
At December 31, 2005, we had 16 loan agreements for 11 Airbus A319 aircraft and five Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $215,000 and $218,000, bear interest with rates of 6.71% and 6.73%, with maturities in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 14 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At December 31, 2005, interest rates for these loans ranged from 5.50% to 6.73%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR. In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an aircraft purchased in July. This loan has a seven year term with quarterly installments of $241,000. The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 7.94% on December 31, 2005.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025. At any time on or after December 20, 2010, we may redeem any of the convertible notes for the principal amount plus accrued interest. Note holders may require us to repurchase the notes for cash for the principal amount plus accrued interest only on December 15, 2010, 2015 and 2020 or at any time prior to their maturity following a designated event as defined in the indenture for the convertible notes. In the obligation table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments. However, these notes may be called prior to the stated maturity dates which would impact the timing of the principal payments and the amount of interest paid.

(2)
As of December 31, 2005, we leased 31 Airbus A319 type aircraft and two Airbus A318 aircraft under operating leases with expiration dates ranging from 2006 to 2017. Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft. At December 31, 2005, we had made cash security deposits of $15,889,000. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the fiscal year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft. Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft. As of December 31, 2005, we have taken delivery of 16 of these aircraft. The remaining four aircraft are scheduled for delivery beginning in March 2006 through February 2007. As of December 31, 2005, we have made $668,000 in security deposit payments for future leased aircraft deliveries. Total operating lease obligations include the four aircraft not yet received.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2006 to 2015. In addition, we lease certain airport gate facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)
As of December 31, 2005, we have remaining firm purchase commitments for 11 additional aircraft which have scheduled delivery dates beginning in June 2006 and continuing through March 2008. We also have remaining firm purchase commitments for one spare engine scheduled for delivery in May 2006. Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of December 31, 2005, we had made pre-delivery payments on future deliveries totaling $27,531,000 to secure these aircraft.

We have signed a letter of intent for the sale-leaseback of one owned and three spare engines scheduled for delivery between October 2004 and February 2006. In October 2004, we completed the sale-leaseback of two of these engines with proceeds totaling $12,186,000. In December 2005, we completed the sale-leaseback of one additional engine with proceeds of $5,789,000. The terms of the letter of intent allow us to sell each spare engine to the buyer at the time of delivery, and then lease the engines back for a period of ten years commencing on the delivery date. The agreement will provide financing for an additional two spare engines which we expect we will order in the future.

(4)
In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We intend to install LiveTV in every new aircraft we place in service. The table above includes amounts for the installation of DirectTV for the remaining 11 aircraft we currently expect to be purchased and the remaining four aircraft we currently expect to be leased, less deposits made of $691,000.

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

Commercial Commitments

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers’ compensation insurance. As of December 31, 2005, we had outstanding letters of credit, bonds, and cash security deposits totaling $12,459,000, $1,867,000, and $18,466,000, respectively. We have a letter of credit agreement with a financial institution which expired on December 1, 2005, which has been extended for existing letters of credit. This facility can be used only for the issuance of standby letters of credit and no new letters of credit can be issued. Any amounts drawn under this facility are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet. As of December 31, 2005, we have utilized $3,689,000 under this credit agreement for standby letters of credit that provide credit support for certain leases. We are in the process of moving these letters of credit under letters of credit. In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.

We also have an agreement with another financial institution where we can issue letters of credit of up to 50% of certain spare parts inventories less amounts borrowed under the credit facility. As of December 31, 2005, we had $10,816, 000 available under this facility, which is reduced by letters of credit issued of $6,500,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving letter of credit where we can issue letters of credit up to $3,500,000. As of December 31, 2005, we have utilized $2,270,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with bankcard customers. As of December 31, 2005, that amount totaled $36,904,000. The amount is adjusted quarterly in arrears based on our air traffic liability associated with bankcard transactions. As of February 1, 2006, based on our air traffic liability as of December 31, 2005, this resulted in a decrease of approximately $4,142,000 in the required amount of certificate of deposits pledged.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity. As of December 31, 2005, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended January 20, 2006, the coverage would be increased by approximately $10,383,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price. If the index price is lower, we pay the difference. A collar agreement has a cap price, a primary floor price, and, in the case of a three-way collar, a secondary floor price. When the hedged product’s index price is above the cap, we receive the difference between the index and the cap. When the hedged product’s index price is below the primary floor but above the secondary floor, we pay the difference between the index and the primary floor. However, when the price is below the secondary floor, we are only obligated to pay the difference between the primary and secondary floor prices. When the price is between the cap price and the primary floor, no payments are required. Unrealized net losses recorded on fuel derivative contracts for the three and nine months ended December 31, 2005 were $1,529,000 and $2,254,000, respectively, and realized gains for hedge cash settlements during the three and nine months ended December 31, 2005 were $1,264,000 and $5,228,000, respectively. We have entered into the following swap and collar agreements that cover periods during fiscal year 2006:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

November 2004	Jet A	75,000	April 1, 2005 - June 30, 2005	$1.34 per gallon, with a floor of $1.20 per gallon	28%
May 2005	Crude Oil	60,000	July 1, 2005 - December 31, 2005	$53.00 per barrel cap, with a floor of $50.73	20%
November 2005	Jet A	60,000	January 1, 2006 - March 31, 2006	$1.83 per gallon, with a floor of $1.685 per gallon	20%
November 2005	Jet A	50,000	April 1, 2006 - June 30, 2006	$1.83 per gallon, with a floor of $1.6925 per gallon	15%

*Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.
** One barrel is equal to 42 gallons.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through June 30, 2007. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. During the three and nine months ended December 31, 2005, interest expense was decreased by $63,000 and $146,000, respectively, for this agreement. During the three and nine months ended December 31, 2004, interest expense was increased by $32,000 and $183,000, respectively, for this agreement. Approximately $291,000 of unrealized gains are included in accumulated other comprehensive income, net of income taxes of $110,000, as of December 31, 2005.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft. The agreement was subsequently modified and extended in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. The agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The amounts due based on flight hours are not included in the Contractual Obligations table above. The costs under this agreement for our purchased aircraft for the nine months ended December 31, 2005 and 2004 were approximately $1,922,000 and $1,930,000, respectively. For our leased aircraft, we do not make the flight hour payments to GE under the agreement. Instead we make engine maintenance reserve payments as required under the applicable lease agreements. At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the nine months ended December 31, 2005. Based on actual fuel usage for the nine months ended December 31, 2005, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense by approximately $23,500,000, excluding the impact of our fuel hedging. Comparatively, based on projected fiscal year 2006 fuel usage for our mainline operations and regional partner, this would have the effect of increasing or decreasing our aircraft fuel expense by approximately $31,732,000, in fiscal year 2006 as compared to approximately $21,492,000 for fiscal year 2005, excluding the effects of our fuel hedging arrangements.

On November 12, 2004, we entered into a two-way collar agreement that hedged approximately 28% of our expected fuel requirements for the quarter ended June 30, 2005. This collar used Gulf Coast Jet A as its basis. The additional derivative transaction is a collar agreement that uses West Texas Intermediate crude oil as its basis. The cap price is set at $1.34 per gallon, and the floor is set at $1.20 per gallon. On May 13, 2005, we entered into an additional derivative transaction that uses West Texas Intermediate crude oil as its basis and hedge approximately 20% of our projected fuel requirements for the period from July 1, 2005 to December 31, 2005. This collar agreement has a cap price of $53.00 per barrel and the floor is set at $50.73 per barrel. On November 28, 2005, we entered into a zero cost collar agreement that hedges approximately 20% of our expected fuel requirements for the period from January 1, 2006 through March 31, 2006, and 15% of our expected fuel requirements for the period from April 1, 2006 through June 30, 2006.  The collar uses Gulf Cost Jet A as its basis.  The cap price is set at $1.83 per gallon for both quarters, and the floor is set at $1.6850 for the period from January 1, 2006 through March 31, 2006, and $1.6925 for the period from April 1, 2006 through June 30, 2006. When the U.S. Gulf Coast Pipeline Jet index price is above the cap, we receive the difference between the index and the cap.  When the U.S. Gulf Coast Pipeline Jet index price is below the floor, we pay the difference between the index and the floor.  When the price is between the cap price and the floor, no payments are required.

Our results of operations for the nine months ended December 31, 2005 include an unrealized derivative loss of $2,254,000 that is included in fuel expense and realized gains of $5,228,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense with respect to these three agreements. As of December 31, 2005, the fair value of the November 2005 hedge agreement recorded on the balance sheet as an asset was $885,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 70.0% of our debt is subject to interest rate adjustments every three to nine months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $3,031,000 assuming the loans outstanding that are subject to interest rate adjustments at December 31, 2005 totaling $303,066,000 are outstanding for the entire period.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. As of December 31, 2005, we had hedged approximately 4.4% of our variable interest rate loans that are based on three-month LIBOR rates. As of December 31, 2005, the fair value of the swap agreement is recorded in the balance sheet as an asset of $158,000.

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

1.1
Underwriting Agreement dated December 1, 2005, by and among Frontier Airlines, Inc., Morgan Stanley & Co. Incorporated, and Citigroup Global Markets, Inc. (Exhibit 1.1 to a Form 8-K filed on December 7, 2005).

4.5
Indenture dated December 7, 2005, by and between Frontier Airlines, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.1 to Amendment No. 1 to Frontier’s Registration Statement on Form S-3, File No. 333-128407, filed on November 23, 2005).

4.6	First Supplemental Indenture dated December 7, 2005, by and between Frontier Airlines, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2 to a Form 8-K filed on December 7, 2005).

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.
**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES, INC.

Date: January 30, 2006	By:/s/ Paul H. Tate
Paul H. Tate, Senior Vice President and
Chief Financial Officer

Date: January 30, 2006	By:/s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer