Form 10-K
period 2006-03-31
FRONTIER AIRLINES INC /CO/
filed 2006-05-31
CIK 921929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51890

FRONTIER AIRLINES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4191157

(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (720) 374-4200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value of $0.001 per share

Title of Class

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of September 30, 2005 was $349,965,517.

The number of shares of the Company’s common stock outstanding as of May 24, 2006 is 36,589,705.

Documents incorporated by reference
Certain information required by Parts II and III is incorporated by reference to the Company’s 2006 Proxy Statement.

PART I

Special Note About Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that describe the business and prospects of Frontier Airlines Holdings, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “intend,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and their impact on oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexico markets from the U.S.; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel prices, and various risk factors to our business discussed elsewhere in this report. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

Item 1: Business

General

          On April 3, 2006, Frontier Airlines, Inc. (“Airlines”) completed its corporate reorganization (the “Reorganization”). As a result of the Reorganization, Airlines became a wholly-owned subsidiary of Frontier Airlines Holdings, Inc., a Delaware corporation (“Holdings”), and Holdings became the successor issuer to Airlines pursuant to Rule 12g-3 under the Exchange Act. In connection with the Reorganization, each outstanding share of common stock, no par value, of Airlines was exchanged for one share of common stock, $0.001 par value, of Holdings, resulting in each shareholder of Airlines as of the close of business on March 31, 2006 becoming a stockholder of Holdings as of the opening business on April 3, 2006. The common stock of Holdings is now the publicly traded stock of the company. At this time Airlines is the only subsidiary of Holdings, such that the financial performance of Holdings is represented completely by the financial performance of Airlines. In this report, references to “us,” “we,” or the “company” refer to Holdings as represented by the operations and financial performance of Airlines.

          Now in our 12th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures. As of May 25, 2006, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our Denver hub to 47 U.S. cities spanning the nation from coast to coast, seven cities in Mexico and Calgary in Alberta, Canada. During the year ended March 31, 2005, we began certain point-to-point routes to Mexico from non-hub cities. As of May 25, 2006, we provided jet service to Cancun, Mexico directly from five non-hub cities and service to Puerto Vallarta, Mexico from Kansas City, Missouri.

          We were organized in February 1994, and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet in service to 52 jets as of May 25, 2006 (36 of which we lease and 16 of which we own), consisting of 45 Airbus A319s and seven Airbus A318s. In April 2005, we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft. During the years ended March 31, 2006 and 2005, we increased year-over-year capacity by 8.4% and 27.4%, respectively. During the years ended March 31, 2006 and 2005, we increased mainline passenger traffic by 12.9% and 28.6%, respectively, over the prior comparable periods, outpacing our increase in capacity during both periods. We intend to continue our growth strategy and will add frequency to new markets and existing markets that we believe are underserved.

          In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 with three aircraft. We increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft as of June 1, 2004. We control the scheduling of this service. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial incentives, penalties and changes to the margin based on the performance of Horizon and our financial performance. As of May 25, 2006, Frontier JetExpress provides service to Boise, Idaho; Billings, Montana; Dayton, Ohio; El Paso, Texas; Fresno, California; Little Rock, Arkansas; Oklahoma City, Oklahoma; Tucson, Arizona; Tulsa, Oklahoma; and Calgary, Alberta, Canada and supplements our mainline service to Albuquerque, New Mexico; Austin, Texas; Omaha, Nebraska, and San Jose, California. Our mainline operations will provide service to Spokane, Washington from May 2006 to mid-August 2006, at which time Spokane will return to Frontier JetExpress service.

          We currently operate on 16 gates on Concourse A at DIA on a preferential basis. We use these 16 gates and share use of up to four common use regional jet parking positions to operate approximately 267 daily mainline flight departures and arrivals and 54 Frontier JetExpress daily system flight departures and arrivals.

          Our filings with the Securities and Exchange Commission (the “SEC”) are available at no cost on our website, www.frontierairlines.com, in the Investor Relations folder contained in the section titled “About Frontier”. These reports include our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5, and any related amendments or other documents, and are made available as soon as reasonably practicable after we file the materials with the SEC.

          Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249. Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1359.

Overview of Operations and the Industry

          We intend to continue our focused growth strategy while keeping our operating costs low. One of the key elements to keeping our costs low was the completion of the fleet transition from a Boeing fleet to an all Airbus fleet in April 2005. This strategy produces cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. We also keep our operating costs low by operating only two types of Airbus aircraft with a single class of service. Operating a single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage.

          As of May 25, 2006, we have remaining firm purchase commitments for 17 aircraft from Airbus (three Airbus 319 aircraft, four Airbus 318 aircraft and ten Airbus 320 aircraft), and we intend to take delivery of one additional leased A319 aircraft in February 2007. We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are underserved.

          We believe we have a proven management team and a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers. We believe our friendly and dedicated employees, affordable pricing, accommodating service, in-flight entertainment systems and comfortable airplanes distinguish our product and service from our competitors. Safety is a primary concern, and we are proud that our maintenance staff has been awarded the Federal Aviation Administration (“FAA”) Diamond Award for Excellence for seven straight years – an award that recognizes our commitment to the ongoing training and education of our maintenance staff. Our product begins with the Airbus aircraft, which offers a comfortable passenger cabin that we configure with one class of comfortable seating, superb leg room, and in-seat 24 channel live television entertainment. We also provide three additional channels that offer current-

run pay-per-view movies.

          The airline industry is intensely competitive with record high aviation fuel costs. We expect competition will remain intense. Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive. Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions. Additionally, the intense competition coupled with the record high fuel costs has created financial hardship for some of our competitors that have been forced to reduce capacity and in some cases have sought bankruptcy protection.

          During the year ended March 31, 2006, our services to Cancun, Mexico, New Orleans, Louisiana and certain of our markets in Florida were disrupted by hurricanes and other extreme weather, impacting our service levels to these destinations and also impacting our revenues and cost of doing business. We are always at risk of severe weather in any destination we serve. Although we believe we have developed sound strategies for addressing operational issues created by severe weather, we remain exposed to significant operational interruptions. The two Gulf Coast hurricanes also severely damaged crude oil production and refinery capacity in the region. As a result of these disruptions, in October 2005, the cost of jet aviation fuel increased within weeks by nearly $1.00 per gallon and caused fuel shortages at several airports that we serve. Since that time, aviation fuel prices have remained elevated, with further increases taking place due to instability in the Middle East and uncertainty as to future supplies of crude oil compared to predicted worldwide demand.

          In addition, with respect to our Mexico service, the U. S. and Mexico recently amended their bilateral agreement relating to commercial air service. In the markets we serve, only two U.S. based airlines were permitted to provide air service between that U.S. city and certain cities in Mexico, primarily the resort destinations we serve. In many cases, we were one of the two U.S. based airlines providing service to the cities we serve in Mexico. The recent amendments to the bilateral agreement expanded the authorized service levels to three U.S. based airlines per identified city pair. It is therefore highly likely that other airlines will seek to add service to some of the Mexico destinations we serve, which would increase competition and perhaps place downward pressure on air fares in these markets.

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

•	Continue filling gaps in flight frequencies to current markets from our DIA hub.

•	Evaluate other opportunities for additional non-hub point-to-point routes.

Route System Strategy

          Our route system strategy encompasses connecting our Denver hub to top business and leisure destinations. We currently serve 44 of the top 50 destinations from Denver, as defined by the U.S. Department of Transportation’s, (“DOT”) Origin and Destination Market Survey. During the year ended March 31, 2006 and as of May 25, 2006, we added departures to the following cities with commencement dates as follows:

Destination	Commencement Date

DIA to Detroit, Michigan	May 8, 2005
DIA to Tulsa, Oklahoma (1)	May 22, 2005
DIA to Akron-Canton, Ohio	June 15, 2005
DIA to San Antonio, Texas	June 26, 2005
DIA to Dayton, Ohio (1)	August 31, 2005
DIA to Fresno, California (1)	August 31, 2005

Kansas City, Missouri to Puerto Vallarta, Mexico	December 17, 2005
DIA to Cozumel, Mexico	December 17, 2005
DIA to Acapulco, Mexico (2)	December 18, 2005
Indianapolis, Indiana to Cancun, Mexico	March 6, 2006
DIA to Calgary, in Alberta, Canada (1)	May 25, 2006

(1)	Operated exclusively by Frontier JetExpress.

(2)	We discontinued seasonal service to Acapulco on April 16, 2006.

          In September 2005, we suspended our one daily flight to New Orleans, Louisiana due to Hurricane Katrina.

          In addition to the 47 U.S. cities and one Canadian destination served from DIA, we currently have non-stop service from non-hub cities to our Mexico destinations as follows:

Destination	Commencement Date

Indianapolis, Indiana to Cancun, Mexico	March 2006
Kansas City, Missouri to Cancun, Mexico	July 2004
Nashville, Tennessee to Cancun, Mexico	November 2004
Salt Lake City, Utah to Cancun, Mexico	July 2004
St. Louis, Missouri to Cancun, Mexico	February 2005
Kansas City, Missouri to Puerto Vallarta, Mexico	December 2005

          We also have submitted applications to the DOT for authority to provide round-trip jet transportation between Los Angeles International Airport and Cabo San Lucas, Mexico.

          On May 2, 2006, we announced new mainline service between Los Angeles International Airport and San Francisco International Airport. We plan on commencing service on June 29, 2006 with five daily flights between these two airports.

Fleet and Operational Upgrades

          In October 2004, the FAA authorized us to conduct Category II and limited Category III instrument approaches with our Airbus fleet. This reduces the previous landing minimums from 200 feet decision height and 1,800 feet runway visual range (“RVR”) to 100 feet decision height and 1,200 feet RVR for Category II approaches and 100 feet decision height and 1,000 feet RVR for Category III approaches. In March 2005, the approach minimums for Category III were further reduced to 700 feet RVR and in October 2005 we received authority to conduct Category III approaches to 300 feet RVR. We expect these new landing minimum criteria to reduce the number of diversions required because of low visibility, a condition that occurs with some regularity at a number of the cities we serve.

          We have entered into separate agreements with CFMI and Airbus to increase the engine thrust and maximum take-off weight on ten of our owned A319 aircraft to improve the operational performance of these aircraft. The agreement with CFMI calls for an increase in the maximum rated thrust from a base of 22,000 to 23,500 pounds per engine. The agreement with Airbus calls for an increase in the maximum take-off weight from a base of 70 tons to 75.5 tons. The improved operational performance allows us to serve longer haul markets such as Denver to Anchorage, Alaska or to depart from airports with shorter runways while carrying a full passenger load. In addition, two of the A319 aircraft to be delivered to us in the next year will include over-water configurations.

Marketing and Sales

          Our sales efforts target value conscious leisure and business travelers. Value conscious customers are price-sensitive; however, we believe their travel decisions are also balanced with other aspects of our product offering such as our frequent flyer program, non-stop service, advanced seat assignments, service level and live television entertainment. In the leisure market, we offer discounted fares marketed through the Internet, newspaper, radio and television advertising along with special promotions and travel packages. In May 2003, we launched a new brand strategy and advertising campaign designed to identify Frontier as “A Whole Different Animal” and to set us apart from our competition. The campaign includes television, print and radio components that began running in the Denver market and have since expanded to additional markets along our routes. We have gathered extensive customer and employee feedback that has allowed us to identify elements of service that are important to our customers who have the potential to fly with us more often.

          On May 23, 2006, we launched a new version of our website as part of our strategic initiative to reduce commissions paid to external travel websites by increasing our website bookings from our current rate of 36% of total bookings. We began a phased improvement of our website shortly after we converted our reservation and ticketing automation to Sabre by March 2005.

          In conjunction with the branding campaign, we have sponsorship agreements as the exclusive airline of The Pepsi Center in Denver, Denver’s National Hockey League team, the Colorado Avalanche, and Denver’s National Basketball Association team, the Nuggets. We also have sponsorship agreements with Colorado’s Major League Baseball team the Rockies, Colorado’s National Lacrosse League team, the Colorado Mammoth, and Colorado’s Arena Football League team, the Colorado Crush. In addition, we are the exclusive airline partner for the college athletic programs of the Air Force Academy, University of Colorado, Colorado State University, the University of Denver, the University of Northern Colorado, and the University of Wyoming. The agreements allow for prominent signage in applicable stadiums and arenas, participation in-game promotions, receipt of prominent logo and advertising placement in publications and access to joint promotion opportunities. These agreements vary in terms of length and the amount and method of compensation to the sponsored entities.

          In order to increase connecting traffic, we entered into two code share agreements, one with Great Lakes Aviation Ltd. in July 2001 and one with Mesa Air Group operating as Frontier JetExpress in February 2002. Mesa was replaced with Horizon in January 2004. We also have interline agreements with 105 domestic and international airlines serving cities on our route system. Generally, these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

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

          We participate in the four major computer reservation systems used by travel agents to make airline reservations: Amadeus, Galileo, Worldspan and Sabre. We maintain reservation centers in Denver, Colorado and Las Cruces, New Mexico, operated by our own employees.

LiveTV

          In October 2002, we signed a 12 year purchase and long-term services agreement with LiveTV, LLC to bring DIRECTV AIRBORNE ™ satellite programming to every seatback in our Airbus fleet. DIRECTV® programming features 24 channels of live television delivered to each seat. We implemented a $5 per segment usage charge for access to the system to offset the costs for the system equipment, programming, and services. In 2005, we continued to improve our customers’ flying experience by adding four additional channels that offer current-run pay-per-view movies for $8 per segment.

Customer Loyalty Program

          We have operated EarlyReturns®, our frequent flyer program, since February 2001. Our frequent flyer program won the following awards at the 2006 Freddie Awards for frequent flyer programs: second place for best award redemption, fourth place for program of the year, and fourth place for best award numbers for our 15,000 miles ticket redemption. We believe that our frequent flyer program offers some of the most generous benefits in the industry, including a free round-trip after accumulating only 15,000 miles (25,000 miles to our destinations in Mexico). There are no blackout dates for award travel. Additionally, members who earn 25,000 or more Frontier flight miles annually attain Summit Level status, which includes a 50% mileage bonus on each paid Frontier flight, priority check-in and boarding, complimentary on-board alcoholic beverages and DIRECTV, extra allowance on checked baggage and priority baggage handling, guaranteed reservations on any Frontier flight when purchasing an unrestricted coach class ticket at least 72 hours prior to departure, standby at no charge on return flights the day before, the day of, and the day after the originally scheduled flight, and access to an exclusive customer service toll-free phone number. Members who earn 15,000 – 24,999 Frontier flight miles annually attain Ascent Level status, which includes a 25% mileage bonus on each Frontier flight, priority check-in and boarding, complimentary DIRECTV service, and access to an exclusive customer service toll-free phone number. Members earn one mile for every mile flown on Frontier. Members can also earn additional miles through our program partners, which presently include: Hertz Rental Car, 1-800-FLOWERS.com, Diners Club International, Qwest Communications, SuperShuttle, Millennium Hotels and Resorts and Frontier Airline Cruises. To apply for the EarlyReturns® program, customers may visit our Web site at www.frontierairlines.com;obtain an EarlyReturns® enrollment form at any of our airport counters or call our EarlyReturns® Service Center toll-free hotline at 866-26-EARLY, or our reservations at 800-432-1FLY.

          In March 2003, we entered into a co-branded credit card arrangement with a MasterCard issuing bank. Credit card users earn miles on their credit card purchases. We receive fees for new accounts, the purchase of frequent flier miles awarded to credit card customers and a percentage of the annual renewal fees.

          In June 2004, we entered into an agreement with Points.com that allows for the sale, purchase and exchange of EarlyReturn® points. Beginning in July 2005, we entered into an agreement with American Express that allows its cardholders to convert their Membership Reward points into EarlyReturns® points.

          In June 2005, we launched the More Store (www.frontiermorestore.com), which is an online miles shopping experience designed to provide Ascent and Summit level EarlyReturns® members with the ability to purchase merchandise online with frequent flyer miles in an auction-style bidding process or with a stated amount of miles. Approximately 10 million points have been redeemed for merchandise since the launch.

Product Pricing

          We offer a range of fares, including 21-day, 14-day, 7-day and 3-day advanced purchase fares, and a walk-up fare. In addition to our regular fare structure, we frequently offer sale fares in the markets we serve and match the sale fares offered by other airlines. We offer both one-way and round-trip fares not requiring a Saturday night stay.

Competition and Market Barriers

          The Airline Deregulation Act of 1978 produced a highly competitive airline industry, freed of government regulations that for 40 years prior to the Deregulation Act had dictated where domestic airlines could fly and how much they could charge for their services. Since then, we and other smaller carriers have entered markets long dominated by larger airlines with substantially greater resources, such as United Airlines, American Airlines, Northwest Airlines and Delta Air Lines.

          We compete principally with United, the dominant carrier at DIA. United has a competitive advantage due to its larger number of flights from DIA, its significantly broader domestic and international route system, and its offering a multiple class cabin for most of its flights. In February 2003, United launched a new low-fare airline, Ted, which we believe was developed in an attempt to operate with lower costs than United’s mainline operations to compete with us and other low-cost carriers. At DIA, United has implemented capacity reductions and shifted certain routes from mainline service aircraft to regional jets such that 33% of all United departures from Denver are currently flown by regional aircraft.

          In January 2006, Southwest Airlines, the largest low-fare major U.S. airline, introduced service at DIA. Southwest Airlines currently has 20 frequencies out of DIA to five destinations. Southwest pioneered the low-cost model by operating a single aircraft fleet with high utilization, being highly productive in the use of its people and assets, providing a simplified fare structure and offering only a single class of seating with no seat assignments. These methods, coupled with significant favorable fuel hedging positions, enable Southwest to offer fares that are significantly lower than those charged by other U.S.

airlines, which has impacted our yields in the five routes in which we compete with Southwest. It is likely that further expansion by Southwest into other markets we serve would cause the same result.

          During the month of March 2006, United, Ted, and its commuter affiliates had a total market share at DIA of approximately 55.9%, down from 56.1% during the month of March 2005. During the month of March 2006, Southwest had a total market share at DIA of approximately 3.1%. Our market share at DIA, including our codeshare affiliates, during the month of March 2006 was 20.5%, up from 19.3% during the month of March 2005. As of May 1, 2006, we directly compete with United and United regional jet affiliates on 87.6% of the cities we serve out of DIA and with Southwest on 9.3% of the cities we serve. We compete with United and Southwest primarily on the basis of fares, fare flexibility, the number of markets we operate in and the number of frequencies within a market, our frequent flyer programs, brand recognition (particularly in Denver market), the level of passenger entertainment available on our aircraft and the quality of our customer service.

          Where we do not compete directly with United and/or Southwest, we compete with many other air carriers for the limited number of passengers desiring to travel between the cities we serve. With excess capacity in these and almost all markets, it is extremely difficult to demand fare levels sufficient to offset the high costs of operating an airline, particularly with the current high prices for aviation fuel.

          At the present time, New York’s LaGuardia and John F. Kennedy International Airports and Washington Ronald Reagan National Airport are regulated by means of “slot” allocations, which represent government authorization to take off or land at a particular airport within a specified time period. FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances. We were awarded four high-density exemption slots, with two seasonal slots at LaGuardia, and at the present time, we utilize four of these slots to operate two daily round-trip flights between DIA and LaGuardia. In addition to slot restrictions, Reagan National is limited by a perimeter rule, which initially limited flights to and from Reagan National to 1,250 miles. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, or AIR 21, was enacted. AIR 21 authorized the DOT to grant up to 12 slot exemptions beyond the 1,250-mile Reagan National perimeter, provided certain specifications are met. Under AIR 21, we were awarded two slots for one daily round-trip flight. In 2004 the Vision 100 - Century of Flight Aviation Authorization Act was enacted, which authorized the DOT to grant an additional 12 slot exemptions into Reagan National. In April 2004, we were granted four additional slots at Reagan National for two additional round-trip flights.

          Another airport we serve, John Wayne International Airport in Santa Ana, California (SNA), is also slot controlled at the local level as mandated by a federal court order. We were originally awarded six arrival and departure slots at SNA, or three daily round-trips. We began service with two daily round-trips to SNA in August 2003 and began a third daily round- trip in March 2004.

Maintenance and Repairs

          All of our aircraft maintenance and repairs are accomplished in accordance with our maintenance program approved by the FAA. Since mid-1996, we have trained, staffed and supervised our own maintenance work force at Denver, Colorado. We sublease a portion of Continental Airlines’ hangar at DIA where we currently perform most of our own maintenance through the “D” check level. We also maintain line maintenance facilities at Phoenix, Arizona and Kansas City, Missouri. Outside FAA approved contractors perform other major maintenance, such as major engine repairs. We have attempted to level our engine maintenance expenses by entering into a maintenance cost per hour agreement with GE Engine Services, Inc. (“GE”). This agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the agreement term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term on the covered engines. This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engine operated during that month. For our leased aircraft, the lessors pay GE directly for the repair of aircraft engines in conjunction with this agreement from reserve accounts established under the applicable lease documents. Currently, engines on all of our owned and leased aircraft are subject to the GE agreement.

          Under our aircraft lease agreements, we pay all expenses relating to the maintenance and operation of our aircraft, and we are required to pay supplemental monthly rent payments to the lessors based on usage. Supplemental rents are applied against the cost of scheduled major maintenance. To the extent these reserves are not used for major maintenance during the lease terms, excess supplemental rents are forfeited to the aircraft lessors after termination of the lease.

          Our monthly completion factors for the years ended March 31, 2006, 2005, and 2004, excluding cancellations that were not related to maintenance, averaged 99.9%, 99.8% and 99.8%, respectively. The completion factor is the percentage of our scheduled flights that were operated by us, whether or not delayed (i.e., not canceled). We believe that our high monthly completion factors are attributable to the reliability of our new Airbus fleet and our record of excellence in our maintenance department.

          For seven consecutive years starting in 1999, our maintenance and engineering department received the FAA’s highest award, the Diamond Certificate of Excellence, in recognition of 100 percent of our maintenance and engineering employees completing advanced aircraft maintenance training programs. The Diamond Award recognizes advanced training for aircraft maintenance professionals throughout the airline industry. We were the first Part 121 domestic air carrier to achieve 100 percent participation in this training program by our maintenance employees.

Fuel

          Fuel prices increased significantly in fiscal 2005 and 2006. During the years ended March 31, 2006, 2005, and 2004, jet fuel, including hedging activities and our regional partner operations, accounted for 31.3%, 24.1% and 18.1%, respectively, of our operating expenses. We have arrangements with major fuel suppliers for substantial portions of our fuel requirements, and we believe that these arrangements assure an adequate supply of fuel for current and anticipated future operations. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond our control. Therefore, we cannot predict the future availability and cost of jet fuel with any degree of certainty. Our mainline average fuel prices per gallon including realized and unrealized hedging activities, taxes and into-plane fees for the last three fiscal years were as follows:

Fiscal Year Ended	Average Fuel Price per Gallon	Monthly Low Price per Gallon		Monthly High Price per Gallon

March 31, 2006	$1.99	$1.66		$2.65
March 31, 2005	$1.41	$1.19		$1.64
March 31, 2004	$1.04	89	¢	$1.20

          As of May 22, 2006, the average price per gallon was approximately $2.39 excluding the impact of fuel hedges. We implemented a fuel-hedging program in November 2002, under which we entered into crude oil or Gulf Coast jet fuel option contracts to partially protect us against significant increases in fuel prices. Our fuel-hedging program is limited in fuel volume and duration. As of March 31, 2006, we had hedged approximately 16% of our projected fuel requirements for the quarter ending June 30, 2006.

          Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and financial results. Based on our current fleet and operations, we estimate that a 1¢ increase in the price of fuel per gallon increases our operating expenses by $1,700,000 on an annualized basis. This number will increase as our capacity increases. Our ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly because of our affordable fare strategy and intense competition.

Insurance

          We carry $1.0 billion per aircraft per occurrence in property damage insurance and passenger and third-party liability insurance, and insurance for aircraft loss or damage with deductible amounts as required by our aircraft lease agreements, and customary coverage for other business insurance. While we believe such insurance is adequate, there can be no assurance that such coverage will adequately protect us against all losses that we might sustain. Our aircraft hull and liability coverage renewed on January 1, 2006 for one year at reduced year-over-year rates.

          In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The Appropriations Act of 2002 authorized the government to offer both policies through August 31, 2004. The Emergency Wartime Supplemental Appropriations Act extended the government’s mandate to provide war-risk insurance until March 31, 2005. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance until August 31, 2006, at the discretion of the Secretary of Transportation. We cannot assure that any further extensions will occur, or if they do, how long they will last. We expect that if the government stops providing war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government.

Employees

          As of May 1, 2006, we had 4,770 employees, including 3,851 full-time and 919 part-time personnel. Our employees included 619 pilots, 901 flight attendants, 1,149 customer service agents, 478 ramp service agents, 322 reservations agents, 120 aircraft appearance agents, 74 catering agents, 320 mechanics and related personnel, and 787 general management and administrative personnel. We consider our relations with our employees to be good.

          Approximately 21% of our employees are represented by unions. The following table reflects the principal collective bargaining agreements, and their respective amendable dates:

	Approximate Number		Contract
Employee Group	of Employees	Representing Union	Amendable Date

Pilots	619	Frontier Airline Pilots Association	May 2005

Mechanics	250	Teamsters Airline Division	July 2008

Dispatchers	15	Transport Workers Union	September 2006

Aircraft appearance agents and maintenance cleaners	120	Teamsters Airline Division	October 2013

          The first bargaining agreement for the pilots, which has a five-year term, was ratified and became effective in May 2000. Negotiations for a new agreement with the pilots began in May 2005 and are still in process. In March 2006, our material specialists voted for union representation by the International Brotherhood of Teamsters effecting approximately 22 employees. Since 1997, we have had other union organizing attempts that were defeated by our flight attendants and ramp service agents.

          We have established a compensation philosophy that we will pay competitive wages compared to other airlines of similar size and other employers with which we compete for our labor supply. Employees have the opportunity to earn bonuses under our profit sharing program and may be granted shares of our common stock under our Employee Stock Ownership Program (“ESOP”). The bonuses and ESOP grants are discretionary and reviewed by our Board of Directors each year.

          Effective in May 2000, we enhanced our 401(k) Retirement Savings Plan by announcing an increased matching contribution by the company. Participants may receive a 50% company match for contributions up to 10% of salary. This match is discretionary and is approved on an annual basis by our Board of Directors. The Board of Directors has approved the continuation of the match through the plan year ending December 31, 2006.

          For the plan years ended December 31, 2006, 2005 and 2004, the Board of Directors contributed 400,000, 346,400, and 298,174 shares of stock to the ESOP, respectively. These shares are allocated to eligible employees at the end of the plan year. Employees become vested in shares allocated to their account 20% per year and may obtain a distribution of vested shares upon leaving the company. We believe that the 401(k) match, the ESOP and the related vesting schedules of 20% per year may reduce our employee turnover rates.

          In March 2005, we adopted a new annual bonus and long-term incentive plan for our officers and directors. The long-term incentive plan included the issuance of stock-only stock appreciation rights, restricted stock units and a three-year cash incentive pool for the fiscal year ending March 31, 2006. On March 9, 2006, we adopted the annual bonus targets for fiscal year ending March 31, 2007 with the same bonus structure as fiscal year 2006. Annual bonuses and three-year cash incentive pools are paid out based upon the company reaching targeted pre-tax profits and may also be adjusted based on our annual pre-tax profit performance relative to peer group companies.

          All new employees are subject to pre-employment drug testing. Those employees who perform safety sensitive functions are also subject to random drug and alcohol testing, and mandatory testing in the event of an accident.

          Training, both initial and recurring, is required for many employees. We train our pilots, flight attendants, ground service personnel, reservations personnel and mechanics. FAA regulations require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown, to be medically certified or physically fit, and have to recent flying experience. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic competency, fitness training and certification. The FAA approves and monitors our training programs. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations.

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

          Transportation Security Administration. On November 19, 2001, in response to the terrorist acts of September 11, 2001, the President of the United States signed into law the Aviation and Transportation Security Act (“ATSA”). The ATSA created the Transportation Security Administration (“TSA”), an agency within the DOT, to oversee, among other things, aviation and airport security. The ATSA provided for the federalization of airport passenger, baggage, cargo, mail, employee and vendor screening processes. The ATSA also enhanced background checks, provided federal air marshals aboard flights, improved flight deck security, and enhanced security for airport perimeter access. In addition, the ATSA required that all checked baggage be screened by explosive detection systems by December 31, 2002. Funding for airline and airport security under the ATSA is primarily provided by a $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines’ actual 2000 security costs. Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an additional annual Security Infrastructure Fee on certain airlines, including us. The industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution.

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

          Foreign Operations. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to enter into “open skies” agreements that allow multiple carrier designation on foreign routes. In some cases, countries have sought to limit the number of carriers allowed to fly these routes. Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the U.S. For a U.S. carrier to fly to any such international destination, it must first obtain approval from both the U.S. and the “foreign country authority”. For those international routes where there is a limit to the number of carriers or frequency of flights, studies have shown these routes have more value than those without restrictions. In the past, U.S. government route authorities have been sold between carriers.

          Foreign Ownership. Pursuant to U.S. law and DOT regulation, each United States air carrier must qualify as a United States citizen, which requires the carrier’s President and at least two-thirds of its board of directors and other managing officers be comprised of United States citizens, that not more than 25% of the carrier’s voting stock may be owned by foreign nationals, and that the carrier not be otherwise subject to foreign control.

          Miscellaneous. We are also subject to regulation or oversight by other federal and state agencies. Antitrust laws are enforced by the U.S. Department of Justice and the Federal Trade Commission. All air carriers are subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission. The U.S. Citizenship and Immigration Services, the U.S. Customs Service and the Animal and Plant Health Inspection Service of the U.S. Department of Agriculture each have jurisdiction over certain aspects of our aircraft, passengers, cargo and operations.

Item 1A. Risk Factors

          In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business and us. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In addition, please read “Special Note About Forward-Looking Statements” in this Form 10-K, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere included or incorporated by reference in this Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Related to Frontier

We may not be able to obtain or secure financing for our new aircraft.

          As of May 25, 2006, we have remaining firm purchase commitments for 17 aircraft from Airbus (three Airbus 319 aircraft, four Airbus 318 aircraft and ten Airbus 320 aircraft), and we intend to take delivery of one additional leased A319 aircraft in February 2007. We have secured financing commitments for eight of these additional aircraft, including commitments for all of our Airbus deliveries through June 2007. To complete the purchase of the remaining aircraft, we must secure aircraft financing, which we may not be able to obtain on terms acceptable to us, if at all. The amount of financing required will depend on the required down payment on mortgage-financed aircraft and the extent to which we lease as opposed to purchase the aircraft. We are exploring various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions. There can be no guarantee that additional financing will be available when required or will be on acceptable terms. Our inability to secure the financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of Airbus aircraft that we have agreed to purchase. The failure to take these future deliveries would impair our strategy for long-term growth and could result in the loss of pre-delivery payments and deposits previously paid to the manufacturer, and the imposition of other penalties or the payment of damages in accordance with the terms of the purchase agreement with the manufacturer.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could increase the risk of failing to meet payment obligations.

          As of March 31, 2006, our total debt was $427.8 million, including $92.0 million of convertible debt due in December 2025 that was issued in December 2005. Maturities of our long-term debt are $22.3 million in fiscal year 2007, $23.5 million in fiscal year 2008, $24.9 million in fiscal year 2009, $26.3 million in 2010, $27.9 million in 2010, and an aggregate of $302.8 million for the years thereafter. After accounting for the effect of our interest rate derivative hedge, 69.8% of our total existing long-term debt bears floating interest rates and the remaining 30.2% bears fixed rates. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of March 31, 2006, future minimum lease payments under non-cancelable operating leases were approximately $138.9 million in fiscal year 2007, $139.1 million in fiscal year 2008, $138.6 million in fiscal year 2009, $137.2 million in fiscal year 2010, $126.1 million in fiscal year 2011 and an aggregate of $617.4 million for the years thereafter. Future minimum lease payments include signed lease agreements representing an obligation to lease three additional aircraft in the next fiscal year, which, subject to the satisfaction of certain contingencies, represent lease payments of $109.3 million in the aggregate. Approximately 87.6% of our minimum lease payments related to aircraft and leased engines are fixed in nature, and the remaining 12.4% are adjusted periodically based on floating interest rates. As of March 31, 2006, we had commitments of approximately $670.8 million to purchase 17 additional aircraft over approximately the next four years, including estimated amounts for contractual price escalations, spare parts to support these aircraft and to equip the aircraft with LiveTV, and obligations relating to a service agreement with Sabre Travel Network. We expect to incur additional debt or long-term lease obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets.

Many of our financial obligations contain cross-default provisions.

          Many of our financial arrangements contain cross-default provisions. As a result, if we default in our payment or performance obligations under one of our financial arrangements and the amount due there under is accelerated, other financial arrangements may be declared in default and accelerated even though we are meeting payment and performance obligations on those arrangements. If this occurs, we may not have sufficient available cash to pay all amounts that are then due and payable under our lease and loan agreements, and we may have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If alternative financing were not available, we would have to sell assets in order to obtain the funds required to make the accelerated payments.

Our failure to successfully implement our growth strategy could harm our business.

          Our growth strategy involves adding 18 additional Airbus aircraft, which we could choose to increase to 35 additional Airbus aircraft (including the exercise of 17 additional purchase rights), increasing the frequency of flights to markets we currently serve, expanding the number of markets served and increasing flight connection opportunities. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. At this time, we believe we will have sufficient access to gates to accommodate our growth at our Denver hub for the foreseeable future. We may also need to obtain additional gates and other operational facilities at our Denver hub. Any condition that would deny, limit or delay our access to airports we seek to serve in the future will constrain our ability to grow. Additionally, traffic may not materialize in new markets. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion will also require additional skilled personnel, equipment and facilities. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively may negatively affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully expand our existing markets or establish new markets, and our failure to do so could harm our business.

          Growth of our fleet and expansion of our markets and services may also strain our existing management resources and systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. We may need to further develop our information technology systems and other corporate infrastructure to accommodate future growth, particularly with respect to efficient Internet ticket sales and passenger check-in capabilities. We cannot assure you that we will be able to sufficiently develop our systems and infrastructure on a timely basis, and the failure to do so could harm our business.

We depend heavily on the Denver market to be successful.

          Our business strategy has historically focused on adding flights to and from our Denver base of operations. A reduction in our share of the Denver market, increased competition, or reduced passenger traffic to or from Denver could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We face intense competition and market dominance by United Airlines and other airlines at DIA, and Southwest Airlines recently announced service to and from Denver, which will increase competition on certain of our routes.

          The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares and increased the ability of airlines to compete with respect to flight frequencies and fares. We compete with United in our hub in Denver, and we anticipate that we will compete with United in any additional markets we elect to serve in the future. United, Ted, and United’s regional airline affiliates are the dominant carriers out of DIA, accounting for approximately 55.9% of all revenue passengers out of DIA for the month of March 31, 2006. In addition, Southwest Airlines recently started service to and from Denver in January 2006, currently with 20 daily departures. Southwest’s introductory fares were significantly below the fares we were able to obtain prior to its arrival. Fare pressure exerted by Southwest on its announced routes and on any future expansion in Denver by Southwest will require us to be fare competitive, and may place additional downward pressure on our yields. In addition, in the last four years Alaska Airlines, JetBlue Airways and AirTran Airways have commenced service at DIA. These airlines have offered low introductory fares and compete on several of our routes. Fare wars, predatory pricing, “capacity dumping,”

in which a competitor places additional aircraft on selected routes, and other competitive activities could adversely affect us. The future activities of United, Southwest and other carriers may have a material adverse effect on our revenues and results of operations.

          United currently operates 19 flights a week to Mexico that compete with our current routes to Mexico. Most of our current and potential competitors have significantly greater financial resources, larger route networks, and superior market identity. Denver is also a hub for United’s low-cost operation Ted, which began in February 2004. United’s low-cost venture, and United’s ability to lower the costs of its mainline operations through the bankruptcy process, including its ability to shed itself of significant financial obligations under its pension plans, may continue to place downward pressure on airfares charged in the Denver market and adversely affect our market share at DIA and our ability to maintain yields required for profitable operations. The uncertainty regarding United’s business plan and the potential for United and Southwest to place downward pressure on airfares charged in the Denver market may impair our ability to maintain yields required for profitable operations.

Competition on our Mexican routes may increase due to recent regulatory changes, which may adversely impact some of our most important markets.

          The U.S. and Mexico recently amended their bilateral agreement relating to commercial air service. Previously, only two U.S. based airlines were permitted to provide air service between city pairs in the U.S. and Mexico. In many cases, we were one of the two U.S. based airlines providing service to the cities we serve in Mexico. The recent amendments to the bilateral agreement expanded the authorized service levels to three U.S. based airlines per city pair. It is therefore highly likely that we will see other airlines seeking to add service to some of the Mexico destinations we serve, which would increase competition and perhaps place downward pressure on airfares in these markets. Flights to resort destinations in Mexico have represented a significant portion of our vacation-oriented operations, and if competition results in lower load factors or airfares on our Mexico flights, our operating results may be adversely impacted.

We may not have access to adequate gates or airport slots, which could decrease our competitiveness.

          The number of gates, ticket counter or office space available to us at DIA, or any other airport where we operate or seek to commence operations in the future, may be limited due to the lack of available space or disruptions caused by airport renovation projects. Available facilities may not provide for the best overall service to our customers and may prevent us from scheduling our flights during peak or opportune times. The lack of available facilities may limit our ability to expand service to certain cities or restrict our ability to plan departures and arrivals in a manner that provides efficient service or connecting times to and through our Denver hub. Inefficient operations may result in a reduction in passenger bookings or lost revenue.

          We currently have access to a sufficient number of gates and other facilities at DIA to accommodate our level of service, but our DIA operation may become constrained later this year unless we obtain additional gates. DIA recently announced an agreement with United Airlines under which United will be returning to DIA six gates on Concourse A, the concourse from which we operate.  We have reached verbal agreement with DIA to lease all of these six gates at the time they are returned by United.  Assuming this transaction is completed as anticipated, we will have sufficient gates to accommodate our planned expansion in Denver for the foreseeable future.

          In the U.S., the FAA currently regulates slot allocations at O’Hare International Airport in Chicago, at JFK and LaGuardia Airports in New York City, and at Ronald Reagan National Airport in Washington D.C. John Wayne Airport in Orange County also limits arrivals and departures at its airport for noise control purposes. We currently operate at LaGuardia Airport, Ronald Reagan National Airport and John Wayne Airport through arrival and departure slots at these airports. In each case, the agencies controlling slot allocations reserve the right to recall slot allocations for, among other reasons, lack of meeting frequency or capacity requirements. If we lose existing slot allocations, are denied requests for additional slot allocations at these airports, or are denied slot allocations at other slot-controlled airports where we wish to operate in the future, our ability to provide service would be restricted, eliminated, or reduced. Because these cities represent key markets, the resulting restriction on our service could negatively effect our results of operations.

We experience high costs at DIA, which may impact our results of operations.

          We operate our hub of flight operations from DIA where we experience high costs. Financed through revenue bonds, DIA depends on landing fees, gate rentals, income from airlines, the traveling public, and other fees to generate income to service its debt and to support its operations. Our cost of operations at DIA will vary as traffic increases or diminishes at that airport. We believe that our operating costs at DIA substantially exceed those that other airlines incur at most hub airports in other cities, which decreases our ability to compete with other airlines with lower costs at their hub airports. In addition, United represents a significant tenant at DIA. In connection with United’s bankruptcy, United and DIA restructured United’s lease agreement in a fashion that reduces the amounts United is required to pay under its lease. Normally, the decrease in payments by United would result in the increase in amounts paid by all other airlines. At this time, however, the City and County of Denver has agreed to offset the decrease in payments negotiated by United. The city’s obligation to make these offset payments is subject to rescission in certain circumstances. If these payments are rescinded or if United otherwise significantly reduces operations at DIA, our overall costs at DIA may significantly increase.

Our all-Airbus fleet creates risks.

          We currently operate 52 Airbus aircraft. We completed our transition from Boeing aircraft to operating only Airbus aircraft in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. However, during our transition period we incurred additional costs associated with retraining our Boeing crews in the Airbus aircraft, and we cannot assure you that we will achieve all of the cost savings we anticipated from the fleet transition.

          Since we operate only Airbus aircraft and GE engines, we are dependent on single manufacturers for future aircraft acquisitions or deliveries, spare parts or warranty service. If Airbus is unable to perform its obligations under existing purchase agreements, or is unable to provide future aircraft or services, whether by fire, strike or other events that affect its ability to fulfill contractual obligations or manufacture aircraft or spare parts, we would have to find another supplier for our aircraft. If acceptable Airbus aircraft were otherwise not available in the marketplace, Boeing is the only other manufacturer from which we could purchase or lease alternate aircraft. If we were forced to acquire Boeing aircraft, we would need to address fleet transition issues, including substantial costs associated with retraining our employees, acquiring new spare parts, and replacing our manuals. In addition, the fleet efficiency benefits described above may no longer be available.

          We also are particularly vulnerable to any problems that might be associated with the Airbus aircraft or GE engines. Our business would be significantly disrupted if an FAA airworthiness directive or service bulletin were issued that resulted in the grounding of Airbus aircraft or GE engines of the type we operate while the defect was being corrected. Our business could also be harmed if the public avoids flying Airbus aircraft due to an adverse perception about the aircraft’s safety or dependability, whether real or perceived, in the event of an accident or other incident involving an Airbus aircraft of the type we fly.

We rely on one vendor to provide our LiveTV service.

          One of the unique features of our Airbus fleet is that every seat in each of our Airbus aircraft is equipped with LiveTV. LiveTV is provided by a subsidiary of JetBlue Airways, a competitor of ours. We do not know of any other company that could provide us economically with LiveTV equipment and related satellite signals for programming. Our recent LiveTV installations have exceeded the number of installations provided for in our contract with the supplier of LiveTV, and although we have had discussions with the supplier about expanding the number of aircraft covered by the contract, we have not finalized the terms of an expanded agreement. If the supplier of LiveTV were to stop supplying us with the equipment or service for any reason, or refused to supply equipment for our future aircraft deliveries, we could lose one of the unique services that we believe differentiates us from our competitors.

Our maintenance expenses may be higher than we anticipate and will increase as our fleet ages.

          We bear the cost of all routine and major maintenance on our owned and leased aircraft. Maintenance expenses comprise a significant portion of our operating expenses. In addition, we are required periodically to take aircraft out of service for heavy maintenance checks, which can increase costs and reduce revenue. We also may be required to comply with regulations and airworthiness directives the FAA issues, the cost of which our aircraft lessors may only partially assume depending upon the magnitude of the expense. Although we believe that our owned and leased aircraft are currently in compliance with all FAA issued airworthiness directives, additional airworthiness directives likely will be required in the future, necessitating additional expense.

          Because the average age of our aircraft is approximately 2.7 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

We may need to make other arrangements for our maintenance facility.

          We currently sublease a substantial part of a maintenance hangar located at DIA from Continental Airlines. We use this facility to perform our heavy maintenance and some of our line maintenance. The sublease expires in February 2007. If we are not able to extend this lease or otherwise reach agreement with Continental, we may be forced to locate alternative maintenance facilities, which may or may not be at DIA, or to construct a new maintenance facility. The inability to procure a new maintenance facility in a timely fashion may cause us to increase our overall maintenance costs. Further, the lease or financing costs of a new facility may be higher than those of our current sublease with Continental.

Our landing fees may increase because of local noise abatement procedures.

          As a result of litigation and pressure from residents in the areas surrounding airports, airport operators have taken actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during nighttime hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement. The Airport Noise and Capacity Act of 1990 recognized the right of airport operators with special noise problems to implement local noise abatement procedures as long as the procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Compliance with local noise abatement procedures may lead to increased landing fees.

          An agreement between the City and County of Denver and another county adjacent to Denver specifies maximum aircraft noise levels at designated monitoring points in the vicinity of DIA with significant payments payable by the city to the other county for each substantiated noise violation under the agreement. DIA has incurred these payment obligations and likely will incur such obligations in the future, which it will pass on to us and other air carriers serving DIA by increasing landing fees. Additionally, noise regulations could be enacted in the future that would increase our expenses and could have a material adverse effect on our operations.

Unionization affects our costs and may affect our operations.

          Four of our employee groups are represented by unions: our pilots, dispatchers, mechanics and aircraft appearance agents. We finalized negotiations with our mechanics for a new contract in November 2005. In addition, since 1997 we have had union organizing attempts that were defeated by our flight attendants and ramp service agents. The collective bargaining agreement with our pilots union, Frontier Airlines Pilots Association (“FAPA”), expired in May 2005. We are currently negotiating a replacement contract with FAPA. In March 2006, our material specialists voted for union representation by the International Brotherhood of Teamsters which affects approximately 22 employees.

          If we are unable to reach agreement with any of the represented work groups whose contracts are currently being negotiated, or if currently non-unionized employees were to unionize and we were unable to reach agreement on the terms of their employment, we may need to go to mediation and may experience widespread employee dissatisfaction. We could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting certain groups for their non-union status or conducting sympathy action for fellow members striking at other airlines. Any of these events would be disruptive to our operations and could harm our business.

The lack of marketing alliances could harm our business.

          Many airlines have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. We do not have a network of marketing partners. The lack of marketing alliances puts us at a competitive disadvantage to global network carriers, whose ability to attract passengers through more widespread alliances, particularly on international routes, may adversely affect our passenger traffic and our results of operations.

Our lack of higher borrowing capacity under our current lines of credit and our lack of other borrowing facilities makes us highly dependent upon our existing cash and operating cash flows.

          Airlines require substantial liquidity to operate. We have a line of credit with a maximum borrowing amount of $13.0 million based on 50% of the value of certain spare parts inventory. As of March 31, 2006, based on our eligible spare parts inventory, we could borrow up to $11.3 million, which was reduced by letters of credit issued of $9.5 million. We also have an additional revolving line of credit for $5.0 million, and we can issue letters of credit for up to $3.5 million, $2.5 million of which had been issued as of March 31, 2006. Our limited borrowing capacity means we rely primarily on operating cash flows to provide working capital. Unless we secure additional borrowing capacity under lines of credit, borrowing facilities or other financing, we will be dependent upon our existing cash and operating cash flows to fund our operations and to make scheduled payments on our debt and other fixed obligations. If we deplete our existing cash, fail to generate sufficient funds from operations to meet these cash requirements and are unable to secure a line of credit, borrowing facility or other financing, we could default on our debt and other fixed obligations. Our inability to meet our obligations as they become due would seriously harm our business and financial results, particularly, as discussed earlier, in light of the cross-default clauses contained in many of our financing arrangements.

If we are unable to attract and retain qualified personnel at reasonable costs, our business will be harmed.

          Our business is labor intensive, with labor costs totaling $219.4 million, $202.3 million and $160.3 million for the years ended March 31, 2006, 2005 and 2004, respectively. We expect salaries, wages and benefits to increase on a gross basis. These costs could increase as a percentage of our overall costs, which could harm our business. Our growth plans will require us to hire, train and retain a significant number of new employees in the future. From time to time, the airline industry has experienced a shortage of personnel licensed by the FAA, especially pilots and mechanics. We compete against the major U.S. airlines for labor in these highly skilled positions. Many of the major U.S. airlines offer wage and benefit packages that exceed our wage and benefit packages. As a result, in the future, we may have to increase significantly wages and benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, we may be unable to complete our growth plans and our business could be harmed.

We rely heavily on automated systems and technology to operate our business and any failure of these systems could harm our business.

          We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, telecommunication systems, website, check-in kiosks and in-flight entertainment systems. Substantial or repeated system failures to any of the above systems could reduce the attractiveness of our services and could result in our customers purchasing tickets from another airline. Any disruptions in these systems could result in the loss of important data, increase our expenses and generally harm our business. In addition, a seemingly high percentage of customers have been booking flights on our airline through third-party websites, which has increased our distribution costs. If any of these third-party websites experiences system failures or discontinues listing our flights on its systems, our bookings and revenues may be adversely impacted.

          We implement improvements to our website and reservations system from time to time. Implementation of changes to these systems may cause operational and financial disruptions if we experience transition or system cutover issues, if the new systems do not perform as we expect them to, or if vendors do not deliver systems upgrades or other components on a timely basis. For example, we experienced systems cutover problems when we implemented major revisions to our reservation system and website in February 2005. Any such disruptions may have the effect of discouraging some travelers from purchasing tickets from us and increasing our reservations staffing.

Risks Associated with the Airline Industry

The airline industry has incurred significant losses resulting in airline restructuring and bankruptcies, which could result in changes in our industry.

          Financial losses throughout the airline industry in recent years have resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, and taking other efficiency and cost-cutting measures. Despite these actions, several airlines have sought reorganization under Chapter 11 of the U.S. Bankruptcy Code, which permits them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Such factors may have a greater impact during time periods when the industry encounters continued financial losses, as airlines under financial pressures may institute pricing structures to achieve near-term survival rather than long-term viability. It is foreseeable that further airline reorganizations, bankruptcies, or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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

          The September 11, 2001 terrorist attacks and the war in Iraq created fear among consumers and resulted in significant negative economic impacts on the airline industry. Primary effects were substantial loss of revenue and flight disruption costs, increased security and insurance costs, increased concerns about the potential for future terrorist attacks, airport shutdowns and flight cancellations and delays due to additional screening of passengers and baggage, security breaches and perceived safety threats, and significantly reduced passenger traffic and yields due to the subsequent drop in demand for air travel.

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

          Fuel is a major component of our operating expenses, accounting for 31.3% of our total operating expenses for the year ended March 31, 2006, up from 24.1% for the year ended March 31, 2005. On an actual basis, fuel costs including the impact of hedging increased to $281.9 million, representing an average cost of $1.99 per gallon, from $185.8 million, or $1.41 per gallon, over the same periods. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, which causes fuel costs to fluctuate widely. Recently, the price per barrel of oil has been at an all-time high, due to the current geopolitical environment and limited refining capacity available. High oil prices have had a significant adverse impact on our results of operations over the past two fiscal years. We cannot predict our future cost and availability of fuel, or the impact or further disruptions in oil supplies or refinery productivity based on natural disasters, which affect our ability to compete. The unavailability of adequate fuel supplies could have a material adverse effect on our operations and profitability. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel. We generally follow industry trends by imposing a fuel surcharge in response to significant fuel price increases. However, our ability to pass on increased fuel costs have been and may continue to be limited by economic and competitive conditions. Although we implemented a fuel hedging program in 2003, under which we enter into Gulf Coast jet fuel and West Texas Intermediate crude derivative contracts that are intended to partially protect us against significant increases in fuel prices, this program is limited in fuel volume and duration. As of March 31, 2006, we had hedged approximately 16% of our projected fuel requirements for the quarter ending June 30, 2006. We have no fuel hedges in place after June 30, 2006. Other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage.

The airline industry is seasonal and cyclical, resulting in unpredictable liquidity and earnings.

          Because the airline industry is seasonal and cyclical, our liquidity and earnings will fluctuate and be unpredictable. Our operations primarily depend on passenger travel demand and seasonal variations. Our weakest travel periods are generally during the quarters ending in March and December. The airline industry is also a highly cyclical business with substantial volatility. Airlines frequently experience short-term cash requirements. These requirements are caused by seasonal fluctuations in traffic, which often reduce cash during off-peak periods, and various other factors, including price competition from other airlines, national and international events, fuel prices, and general economic conditions including inflation. Our operating and financial results are likely to be negatively impacted by the continued stagnation in national or regional economic conditions in the U.S., and particularly in Colorado.

Our current insurance costs could increase if the U.S. government does not provide war risk coverage to airlines.

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

          In December 2002, under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to permit airlines to elect either the government’s excess third-party coverage or for the government to become the primary insurer for all war risks coverage. We elected the latter in February 2003 and discontinued the commercially available war risk coverage. The Appropriations Act authorized the government to offer both policies through August 31, 2004. Since then, Congress has further extended the government’s mandate to provide war risk insurance on multiple occasions, most recently through August 31, 2006, at the discretion of the Secretary of Transportation. We cannot assure that this coverage will continue. We expect that if the government stops providing war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums would harm our financial condition and results of operations.

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

          The airline industry is characterized by low profit margins and high fixed costs primarily for personnel, fuel, aircraft ownership and lease costs and other rents. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing would have a disproportionate effect on our operating and financial results. Accordingly, a shortfall from expected revenue levels can have a material adverse effect on our profitability and liquidity. We are often affected by factors beyond our control, including weather conditions, traffic congestion at airports and increased security measures, and irrational pricing from competitors, any of which could harm our operating results and financial condition.

Delays or cancellations due to adverse weather conditions or other factors beyond our control could adversely affect us.

          Like other airlines, we are subject to delays caused by factors beyond our control, including adverse weather conditions, air traffic congestion at airports and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which negatively affect profitability. During periods of snow, rain, fog, hurricanes or other storms, or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition.

          Recently, we have suffered from the effects of hurricanes on the Gulf Coast and resort areas along the Yucatan Peninsula and the Riviera Maya. These hurricanes disrupted our ability to serve Cancun, Mexico, and the destruction or damage to hotels and resorts severely impacted tourist demand. Flights to resort destinations in Mexico have represented a significant portion of our vacation-oriented operations. Prior to Hurricane Wilma, we anticipated operating 232 departures to Cancun, Mexico from our various originating cities during the calendar quarter ending March 31, 2006. Due to the effects of Hurricane Wilma, we operated only 141 departures to Cancun, Mexico during the quarter ended March 31, 2006. During the quarter ended March 31, 2006, we operated 92% of previously scheduled flights. In addition, we announced new service to Cozumel, Mexico commencing December 17, 2005 and we intended to fly three flights per week. Because of the damage to resort destinations in Cozumel, we reduced our planned flights to once per week. We cannot predict when the resorts damaged by Hurricane Wilma will be repaired or when tourist demand for these locations will return. In the interim, the disruption in service has reduced the profitability of our Mexico operations and we cannot guarantee that future operations to Mexico or any other destinations we serve will not also be interrupted by hurricanes or other significant natural disasters.

We are subject to strict federal regulations, and compliance with federal regulations increases our costs and decreases our revenues.

          Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs. Any future changes in regulatory oversight of airlines generally, or low-fare carriers in particular, could result in a material increase in our operating expenses or otherwise hinder our business. In the last several years, Congress has passed laws and the DOT and FAA have issued regulations relating to the operation of airlines that have required significant expenditures. For example, the President signed into law the Stabilization Act in November 2001. This law federalized substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, including a requirement that all passenger baggage be screened. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement ticket tax effective February 1, 2002, with authority granted to the TSA to impose additional fees on air carriers if necessary. Under the Appropriations Act enacted on April 16, 2003, the $2.50 enplanement tax was temporarily suspended on ticket sales from June 1, 2003 through September 30, 2003. This enplanement tax resumed on October 1, 2003, and recently proposed legislation, although unsuccessful to date, would increase the ticket tax to $5.00 per enplanement. To the extent this increase could not be passed on to the passenger, it would result in a significant increase in our cost of operations. In addition, the acquisition, installation and operation of the required baggage screening systems by airports will result in capital expenses and costs by those airports that will likely be passed on to the airlines through increased use and landing fees. On February 17, 2002, the Stabilization Act imposed a base security infrastructure fee on commercial air carriers in an amount equal to the calendar year ended 2000 airport security expenses. The infrastructure fee for us is $1,625,000 annually subject to final audit. Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an additional annual Security Infrastructure Fee on certain airlines, including Frontier. A revision in the fee structure assessed by the TSA could result in increased cost for us. The airline industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution.

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

Item 1B. Unresolved Staff Comments

None.

Item 2: Properties

Aircraft

          As of May 25, 2006, excluding JetExpress, we operate 45 Airbus A319 aircraft and seven Airbus A318 aircraft in all-coach seating configurations. The age of these aircraft, their passenger capacities and expiration years for the leased aircraft are shown in the following table:

Aircraft Model	No. of Aircraft	Year of Manufacture	Approximate Seating Capacity	Lease Expiration

A319	34	2001 – 2006	132	2013 - 2018
A319	11	2001 – 2005	132	Owned
A318	5	2003 – 2004	114	Owned
A318	2	2004	114	2016

          We have completed our fleet replacement plan to phase out our Boeing aircraft and have replaced them with a combination of Airbus A319 and A318 aircraft. In March 2000, we entered into a purchase agreement with Airbus, as subsequently amended in April 2006, to purchase 38 Airbus aircraft. As of May 25, 2006, we had taken delivery of 21 of these aircraft, three of which we sold and leased back. In addition, prior to the delivery of two aircraft in fiscal year 2004, we assigned delivery to a lessor and agreed to lease these aircraft over 12-year terms. Our purchase agreement with Airbus also includes purchase rights for up to 17 additional aircraft, and allows us to purchase Airbus A318 or A320 aircraft in lieu of the A319 aircraft at our option. As of May 25, 2006, we intend to lease one additional A319 aircraft in February 2007. We have remaining firm purchase commitments for 17 Airbus aircraft, including one aircraft for which we intend to sign agreements for sale-leaseback transactions with a third party lessor. We anticipate the following fleet composition as of the end of each fiscal year through 2011:

Fiscal Year Ending	A319	A318	A320	End of Year Cumulative Total Fleet

March 31, 2006	43	7	—	50
March 31, 2007	49	8	—	57
March 31, 2008	49	11	2	62
March 31, 2009	49	11	3	63
March 31, 2010	49	11	8	68
March 31, 2011	49	11	10	70

          This table does not include any of the 17 Airbus aircraft for which we have purchase rights, which would allow us to take delivery of additional A319 or A320 aircraft beginning in fiscal year 2007. In addition, we can defer delivery of two A320 aircraft to be delivered in November 2009 and February 2010 into the year 2011.

Facilities

          We lease approximately 70,000 square feet of space at our headquarters facility near DIA, at an average annual rental of approximately $1,045,000 plus operating and maintenance expenses. The lease expires in January 2015. We also lease an additional 20,000 square feet of space in a building adjacent to our main headquarters, at an average annual rental of approximately $246,000 plus operating and maintenance expenses. The lease expires in July 2008.

          Our Denver, Colorado reservations facility is 16,000 square foot facility, also in Denver, Colorado, which we have leased for a 10-year lease term ending in June 2011, at an average annual rental of approximately $141,000 plus operating and maintenance expenses. In August 2000, we established a second reservations center facility in Las Cruces, New Mexico. This facility is approximately 12,000 square feet and is leased for a term of 122 months ending August 2010, at an average annual rental of approximately $129,000 plus operating and maintenance expenses.

          We have entered into an airport lease and facilities agreement expiring in 2010 with the City and County of Denver, Colorado, at DIA for ticket counter space, gates and associated operations space at a current net annual rental rate of approximately $11,712,000 for these facilities. Plans to work with DIA for the construction of additional gates have been placed on hold. In the interim, we have gained permanent rights to three gates that were, previously used by United on the east end of Concourse A. Our future growth may require us to work with DIA and the City and County of Denver, Colorado to develop access to additional gates and other airport facilities. If the construction of additional facilities is required to meet our growth needs, it is likely that we would be obligated to lease the additional facilities, thereby increasing our overall rates and charges paid to the airport. Because our overall rates and charges will be based on the final project costs as well as the number of passengers and gross weight landed at the airport, it is not possible at this time to determine the amount of future rates and charges at DIA.

          On May 23, 2006, Denver International Airport announced an agreement with United Airlines pursuant to which United will give back, over a period of time, the six Concourse A gates that it currently leases for its Ted operation. It is expected that United’s Ted flights will be moved to Concourse B, the location of United’s primary hub at DIA. We have reached verbal agreement with Denver International Airport to lease on a preferential basis all six of the Concourse A gates at the time they are returned by United. Currently, it is expected that United will give up one Concourse A gate in July 2006. They will surrender a second gate around the middle of November 2006. United will then return the remaining four Concourse A gates to DIA when the City completes the construction of a regional jet facility for United on Concourse B, estimated to be in March or April of 2007. Obviously, various factors may effect the actual dates of transfer of the six Concourse A gates from United to Frontier, but at this point in time we are expecting to have preferential use of all six Concourse A gates by late Spring of 2007. We believe that the additional six gates on Concourse A, our primary concourse of operation, provides sufficient gates to meet our planned growth in the near future at a cost-effective rate.

          We sublease a portion of Continental Airlines’ hangar at DIA with a lease expiration date of February 2007 for a current annual rental of approximately $3,084,000.

          Each of our airport locations requires leased space associated with gate operations, ticketing and baggage operations. We either lease the ticket counters, gates, and airport office facilities at each of the airports we serve from the appropriate airport authority or sublease them from other airlines. Total annual rent expense for these facilities, excluding DIA, is approximately $16,607,000 based on rents paid for the month of March 2006. Additionally, we lease maintenance facilities in Kansas City, Missouri and Phoenix, Arizona at a current annual rental of approximately $182,000. In August 2003, we closed our maintenance facility in El Paso, Texas but we are still obligated to pay rent through August 2007. The current annual rental for our El Paso, Texas maintenance facility is approximately $87,000.

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

Item 4: Submission of Matters to a Vote of Security Holders

          During the fourth quarter of the fiscal year covered by this report, we submitted the following matter to a vote of our security holders through the solicitation of proxies or otherwise:

•

On March 27, 2006, at a special meeting, the shareholders of Airlines approved a merger agreement that resulted in our reorganization into a Delaware holding company structure. Under the Reorganization, effective April 3, 2006, Airlines became a wholly — owned subsidiary of Holdings, a Delaware corporation, and the shareholders of Airlines became stockholders of Holdings with the same number and percentage of shares of Holdings as they held of Airlines prior to the Reorganization. The votes cast with respect to approval of the merger agreement were as follows:

Number of votes

For	24,467,129
Against	2,994,936
Abstained	52,950
Non-votes	8,674,690

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

          Our common stock is listed on the NASDAQ National Market and is traded under the symbol FRNT. As of May 25, 2006, there were 1,487 holders of record of our common stock. The following table shows the range of high and low sales prices per share for our common stock for the periods indicated as reported by NASDAQ.

	High	Low

Fiscal Year 2006 Quarter Ended

June 30, 2005	$12.96	$9.26
September 30, 2005	$13.01	$8.90
December 31, 2005	$10.92	$7.57
March 31, 2006	$9.40	$6.43

Fiscal Year 2005 Quarter Ended

June 30, 2004	$11.63	$8.49
September 30, 2004	$11.03	$7.02
December 31, 2004	$13.08	$6.71
March 31, 2005	$11.59	$8.06

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

Securities Authorized for Issuance Under Equity Compensation Plans

          The information required by this Item is incorporated herein by reference to the data under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on September 7, 2006. We intend to file the definitive Proxy Statement with the SEC on or before July 28, 2006.

Item 6: Selected Financial Data

          The following selected financial and operating data as of and for each of the years ended March 31, 2006, 2005, 2004, 2003, and 2002 are derived from our audited financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto included elsewhere in this report.

	Year Ended March 31,
	2006	2005	2004	2003	2002

	(Amounts in thousands except per share amounts)
Statement of Operations Data:
Total operating revenues	$994,273	$833,639	$643,679	$469,936	$445,075
Total operating expenses	1,002,170	860,087	616,197	500,727	428,689

Operating income (loss)	(7,897)	(26,448)	27,482	(30,791)	16,386
Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	(20,469)	(35,838)	20,457	(39,509)	24,832
Income tax expense (benefit)	(6,497)	(12,408)	7,822	(14,655)	8,282
Income (loss) before cumulative effect of change in accounting principle	(13,971)	(23,430)	12,635	(24,854)	16,550
Cumulative effect of change in accounting principle	—	—	—	2,011	—

Net income (loss)	$(13,971)	$(23,430)	$12,635	$(22,843)	$16,550
Income (loss) per share before cumulative effect of a change in accounting principle:
Basic	$(0.39)	$(0.66)	$0.39	$(0.84)	$0.58
Diluted	$(0.39)	$(0.66)	$0.36	$(0.84)	$0.56
Net income (loss) per share:
Basic	$(0.39)	$(0.66)	$0.39	$(0.77)	$0.58
Diluted	$(0.39)	$(0.66)	$0.36	$(0.77)	$0.56

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$272,839	$174,795	$190,609	$104,880	$89,555
Current assets	390,957	275,550	269,733	191,291	193,393
Total assets	970,432	792,011	769,706	588,315	413,685
Current liabilities	301,012	233,850	181,659	130,519	152,064
Long-term debt	405,482	282,792	280,001	261,739	66,832
Total liabilities	741,656	554,090	511,764	429,348	244,552
Stockholders’ equity	228,776	237,920	257,942	158,967	169,133
Working capital	89,946	41,700	88,074	60,772	41,329

	Year Ended March 31,
	2006	2005	2004	2003	2002

Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$878,681	$731,822	$615,390	$460,188	$435,946
Revenue passengers carried (000s)	7,764	6,653	5,569	3,926	3,069
Revenue passenger miles (RPMs) (000s) (3)	7,436,830	6,587,589	5,120,587	3,599,553	2,756,965
Available seat miles (ASMs) (000s) (4)	9,885,599	9,115,868	7,153,740	6,013,261	4,592,298
Passenger load factor (5)	75.2%	72.3%	71.6%	59.9%	60.0%
Break-even load factor (6)	75.8%	75.0%	68.8%	65.0%	56.6%
Block hours (7)	202,300	182,581	142,466	120,297	94,218
Departures	82,878	72,888	61,812	53,081	41,736
Average seats per departure	129.4	130.1	132.2	132.1	131.5
Average stage length	922	961	875	858	837
Average length of haul	958	990	919	917	898
Average daily block hour utilization (8)	11.5	11.1	10.4	9.8	9.1
Passenger yield per RPM (cents) (9), (10)	11.68	11.03	11.96	12.74	15.78
Total yield per RPM (cents) (11)	12.12	11.38	12.35	13.06	16.14
Passenger yield per ASM (cents) (12)	8.79	7.97	8.56	7.63	9.47
Total yield per ASM (cents) (13)	9.12	8.22	8.84	7.81	9.69
Cost per ASM (cents)	9.06	8.42	8.41	8.33	9.33
Fuel expense per ASM (cents)	2.85	2.04	1.52	1.43	1.33
Cost per ASM excluding fuel (cents) (14)	6.21	6.38	6.89	6.90	8.00
Average fare (15)	$103.05	$102.31	$103.54	$108.81	$132.06
Average aircraft in service	48.2	44.9	37.3	33.8	27.8
Aircraft in service at end of period	50	47	38	36	30
Average age of aircraft at end of period	2.6	2.5	3.9	7.4	10.6
Average fuel cost per gallon (16)	$1.99	$1.41	$1.04	$0.96	$0.87
Fuel gallons consumed (000’s)	141,474	131,906	104,799	89,236	70,530

Selected Operating Data - Regional Partner (2):

Passenger revenue (000s) (1)	$92,826	$84,269	$11,191	$—	$—
Revenue passengers carried (000s)	912	872	115	—	—
Revenue passenger miles (RPMs) (000s) (3)	591,787	527,205	75,974	—	—
Available seat miles (ASMs) (000s) (4)	821,244	736,287	111,144	—	—
Passenger load factor (5)	72.1%	71.6%	68.4%	—	—
Passenger yield per RPM (cents) (9)	15.69	15.98	14.73	—	—
Passenger yield per ASM (cents) (12)	11.30	11.45	10.07	—	—
Cost per ASM (cents)	13.01	12.56	13.17	—	—
Average fare (15)	$101.78	$96.66	$97.03	$—	$—
Aircraft in service at end of period	9	9	7	—	—

	Year Ended March 31,
	2006	2005	2004	2003	2002

Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$971,507	$816,091	$626,581	$460,188	$435,946
Revenue passengers carried (000s)	8,676	7,525	5,684	3,926	3,069
Revenue passenger miles (RPMs) (000s) (3)	8,028,617	7,114,794	5,196,561	3,599,553	2,756,965
Available seat miles (ASMs) (000s) (4)	10,706,843	9,852,155	7,264,884	6,013,261	4,592,298
Passenger load factor (5)	75.0%	72.2%	71.5%	59.9%	60.0%
Passenger yield per RPM (cents) (9), (10)	11.98	11.39	12.01	12.74	15.78
Total yield per RPM (cents) (11)	12.38	11.72	12.39	13.06	16.14
Passenger yield per ASM (cents) (12)	8.98	8.23	8.59	7.63	9.47
Total yield per ASM (cents) (13)	9.29	8.46	8.86	7.81	9.69
Cost per ASM (cents)	9.36	8.73	8.48	8.33	9.33

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

Amounts included in other revenues for Mesa for the years ended March 31, 2006, 2005, 2004, 2003 and 2002 were as follows:

	Year Ended March 31,
	2006	2005	2004	2003	2002

Mesa revenues (000s)	$—	$—	$25,155	$1,608	$—
Mesa expenses (000s)	—	—	(23,438)	(2,314)	—

Net amount in other revenues	$—	$—	$1,717	$(706)	$—

Mesa’s revenue passenger miles (RPMs) and available seat miles (ASMs) for the years ended March 31, 2006, 2005, 2004, 2003 and 2002 were as follows:

	Year Ended March 31,
	2006	2005	2004	2003	2002

Mesa RPMs (000s)	-	-	148,163	11,004	-
Mesa ASMs (000s)	-	-	174,435	17,759	-

(3)

“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown. This represents the number of miles flown by revenue paying passengers.

(4)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.

(5)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.

(6)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of break-even load factor is as follows:

	Year Ended March 31,
	2006	2005	2004	2003	2002

	(in thousands)
(Income) loss before cumulative effect of accounting change	$13,971	$23,430	$(12,635)	$24,854	$(16,550)
Income tax (expense) benefit	6,497	12,408	(7,822)	14,655	(8,282)
Passenger revenue	878,681	731,822	615,390	460,188	435,946
Regional partner expense	(106,866)	(92,481)	(14,634)	—	—
Regional partner revenue	92,826	84,269	11,191	—	—
Charter revenue	(10,011)	(5,381)	(2,724)	(1,515)	(1,101)

Passenger revenue mainline (excluding charter and regional partner revenue required to break even)	$875,098	$754,067	$588,766	$498,182	$410,013

The calculation of the break-even load factor is as follows:

	Year Ended March 31,
	2006	2005	2004	2003	2002

Passenger revenue mainline (excluding charter and regional partner revenue required to break even) ($000s)	$875,098	$754,067	$588,766	$498,182	$410,013
Mainline yield per RPM (cents)	11.68	11.03	11.96	12.74	15.78

Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	7,492,277	6,838,110	4,920,834	3,909,610	2,598,989
Mainline available seat miles (000’s)	9,885,599	9,115,868	7,153,740	6,013,261	4,592,298

Mainline break-even load factor	75.8%	75.0%	68.8%	65.0%	56.6%

(7)	“Block hours” represent the time between aircraft gate departure and aircraft gate arrival.

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

(9)	“Passenger yield per RPM” is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.

(10)

For purposes of these yield calculations, charter revenue is excluded from passenger revenue. These figures may be deemed non-GAAP financial measures under regulations issued by the SEC. We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs. Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue. Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP. The calculation of passenger revenue excluding charter revenue is as follows:

	Year Ended March 31,
	2006	2005	2004	2003	2002

Passenger revenues - mainline, as reported	$878,681	$731,822	$615,390	$460,188	$435,946
Less: charter revenue	10,011	5,381	2,724	1,515	1,101

Passenger revenues - mainline excluding charter	868,670	726,441	612,666	458,673	434,845
Add: Passenger revenues - regional partner	92,826	84,269	11,191	—	—

Passenger revenues, system combined	$961,496	$810,710	$623,857	$458,673	$434,845

(11)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.

(12)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.

(13)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.

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

(16)	“Average fuel cost per gallon” includes unrealized gains of $975,000, $3,139,000, and $302,000 for the years ended March 31, 2006, 2005, and 2004, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          On April 3, 2006, Airlines completed the Reorganization and became a wholly-owned subsidiary of Holdings, and Holdings is the successor issuer to Airlines pursuant to Rule 12g-3 under the Exchange Act. In connection with the Reorganization, each outstanding share of common stock of Airlines was exchanged for one share of common stock of Holdings, resulting in each shareholder of Airlines as of the close of business on March 31, 2006 becoming a stockholder of Holdings as of the opening of business on April 3, 2006. The common stock of Holdings is now the publicly traded stock of the company. At this time Airlines is the only subsidiary of Holdings, such that the financial performance of Holdings is represented completely by the financial performance of Airlines.

          We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at DIA. We are the second largest jet service carrier at DIA based on departures. We offer our customers a differentiated product, with a new aircraft, affordable pricing, and in-seat DirectTV with 24 channels of live television entertainment with four additional channels of current-run pay-per-view movies in a one class cabin. As of March 31, 2006, we, in conjunction with Frontier JetExpress operated by Horizon, operate routes linking our Denver hub to 47 U.S. cities spanning the nation from coast to coast and to seven cities in Mexico. During the year ended March 31, 2005, we began point-to-point routes to Mexico from non-hub cities. As of March 31, 2006, we provided jet service to Cancun, Mexico directly from five non-hub cities and service to Puerto Vallarta, Mexico from Kansas City, Missouri.

          During the year ended March 31, 2006, we had a net loss of $13,971,000. This was primarily driven by rising fuel costs and our inability to pass these increases on to our customers due to a highly competitive market. We have seen a sharp rise in fuel costs since January 2004, and fuel costs may continue to increase or remain at these historically high levels. Our average fuel cost per gallon, including realized and unrealized hedging activities, was $1.99 for the year ended March 31, 2006 compared to $1.41 during the same period last year, an increase of 41.1%. We have implemented several strategic initiatives to decrease our fuel burn rate during the year, which resulted in a decrease of our fuel burn rate to an average of 699 gallons per block hour from an average of 722 gallons per block hour for fiscal year 2005, a decrease of 3.2%.

          We have increased passenger revenues by increasing both our load factors and our yields. Our mainline load factor increased to 75.2% for the year ended March 31, 2006 as compared to 72.3% for the year ended March 31, 2005, an increase of 2.9 points. Our mainline passenger yield per RPM, or the average amount one passenger pays to fly one mile, was 11.68¢ and 11.03¢ for the years ended March 31, 2006 and 2005, respectively, an increase of 5.9%. We increased our mainline average fare year over year despite intense pricing pressures from our competitors and a reduction of average length of haul. Our mainline average fare was $103.05 for the year ended March 31, 2006 as compared to $102.31 for the year ended March 31, 2005, an increase 0.7%. Our length of haul was 958 and 990 miles for the year ended March 31, 2006 and 2005, respectively, a decrease of 3.2%.

          We have relatively low operating expenses excluding fuel because we operate only two similar types of aircraft in a single class of service with high utilization rates. Our mainline CASM, or cost per available seat mile, for the year ended March 31, 2006 and 2005 was 9.06¢ and 8.42¢, respectively, an increase of 7.6%. The increase in mainline CASM was largely due to an increase in fuel expense to 2.85¢ per ASM from 2.04¢ per ASM for the years ended March 31, 2006 and 2005, respectively, an increase of 39.7%. Mainline CASM, excluding fuel was 6.21¢ per ASM as compared to 6.38¢ per ASM for the years ended March 31, 2006 and 2005, respectively, a decrease of 2.7%. The average daily use of our aircraft was 11.5 hours during the year ended March 31, 2006 as compared to 11.1 hours during the year ending March 31, 2005, or a 3.6% increase in our utilization rates. The increase in our utilization rates was due to improved maintenance scheduling to off-peak times and an increase in gate utilization with scheduling changes.

          On May 23, 2006, we launched a new version of our website as part of our strategic initiative to reduce commissions paid to external travel websites by increasing our website bookings from our current rate of 36% of total bookings. We began a phased improvement of our website shortly after we converted our reservation and ticketing automation to Sabre in March 2005. We also invested approximately $1,300,000 in the new website design in fiscal year 2006.

          We increased our capacity, as measured by ASM’s, by 8.4% over the prior fiscal year. We intend to continue our focused growth strategy, which included the completion of our fleet transition from a Boeing fleet to an all Airbus fleet in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced and scheduling is more efficient. As of March 31, 2006, we have remaining firm purchase commitments for 17 Airbus aircraft from Airbus, and intend to lease as many as three additional A319 aircraft over the next fiscal year. We intend to use these additional aircraft to provide service to new markets and/or to add frequencies to existing markets that we believe are underserved.

          The airline industry continues to operate in an intensely competitive market. We expect competition will remain intense, as over-capacity in the industry continues to exists. Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive. Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions. Additionally, the intense competition has created financial hardship for some of our competitors that have been forced to reduce capacity or have been forced into bankruptcy protection.

Highlights from the 2006 Fiscal Year

•	We took delivery of six new Airbus A319 aircraft and retired three Boeing 737 aircraft, for a net increase of three aircraft and a fleet total of 50 available for revenue service at year end.

•	We completed a $92,000,000 public offering of convertible notes.

•	We began mainline service to Detroit, Michigan; Akron-Canton, Ohio and San Antonio, Texas.

•	We began service on Frontier JetExpress to Tulsa, Oklahoma; Dayton, Ohio and Fresno, California.

•	We began service from Kansas City, Missouri to Puerto Vallarta, Mexico.

•	We increased the number of Mexico cities we serve to seven with new service to Cozumel and Acapulco.

•

We were ranked as number one in “On Time Arrival Performance” among all carriers at the 33 largest airports in America for the month of September 2005 and in the top five for on time arrival performance for four consecutive months.

Outlook

          Although we have been able to raise capital and continue to grow, the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic or yields required to reach profitable operations in new and existing markets. We expect our full-year available seat mile capacity for fiscal year 2007 to increase by approximately 16% to 18% over fiscal year 2006. While the industry revenue environment remains extremely competitive, our passenger revenue per available seat mile is expected to increase slightly in fiscal year 2007. Our mainline cost per available seat mile, excluding fuel, is expected to remain basically flat over fiscal 2006. Fuel costs have risen sharply in 2006 and may remain at these historically high levels or increase even further. Due to the unpredictability of the price of fuel and these historically high prices, we cannot predict if we will be profitable next year. Our 2007 cost forecast includes the effects of additional stock-based compensation expense that we will incur from the implementation of SFAS No. 123(R), Share-Based Payment, which is effective starting our fiscal year commencing April 1, 2006, of approximately $900,000.

Selected Mainline Operating Statistics

          To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for years ended March 31, 2006, 2005, and 2004. Regional partner revenues, expenses and ASMs were excluded from this table. This data should be read in conjunction with “Selected Financial Data” contained in Item 6 to this report.

	2006		2005		2004
	Revenue/Cost Per ASM	% Of Total Revenue	Revenue/Cost Per ASM	% Of Total Revenue	Revenue/Cost Per ASM	% Of Total Revenue

	(in cents)		(in cents)		(in cents)
Revenues:

Passenger - mainline	8.89	97.5%	8.03	97.6%	8.60	97.3%

Cargo	0.06	0.6%	0.05	0.7%	0.11	1.3%

Other	0.17	1.9%	0.14	1.7%	0.13	1.4%

Total revenues	9.12	100.0%	8.22	100.0%	8.84	100.0%

Operating expenses:
Flight operations	1.43	15.7%	1.45	17.6%	1.47	16.6%

Aircraft fuel expense	2.85	31.3%	2.04	24.8%	1.52	17.2%

Aircraft lease expense	0.95	10.4%	0.95	11.6%	0.98	11.1%

Aircraft and traffic servicing	1.40	15.4%	1.42	17.3%	1.54	17.5%

Maintenance	0.78	8.6%	0.84	10.2%	0.99	11.1%

Promotion and sales	0.84	9.1%	0.84	10.2%	0.91	10.3%

General and administrative	0.50	5.4%	0.53	6.5%	0.52	5.8%
Aircraft lease and facility exit costs	0.03	0.4%	—	—	0.07	0.8%
Impairments and (gains)/ losses on sales of assets, net	(0.01)	(0.1)%	0.06	0.7%	0.08	0.9%

Depreciation	0.29	3.1%	0.29	3.5%	0.33	3.8%

Total operating expenses	9.06	99.3%	8.42	102.4%	8.41	95.1%

Results of Operations – Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

          We had a net loss of $13,971,000 or 39¢ per diluted share for the year ended March 31, 2006, as compared to a net loss of $23,430,000 or $0.66 per diluted share for the year ended March 31, 2005. Included in our net loss for the year ended March 31, 2006 were the following items before the effect of income taxes: aircraft lease and facility exit charges of $3,414,000 primarily relating to three leased Boeing 737-300 aircraft that we ceased using during the first quarter, gains of $1,144,000 related to the sale of Boeing parts held for sale and other assets and an unrealized gain on fuel hedges of $976,000. These items, net of income taxes, increased our net loss by 2¢ per share. Also, included in our results is $421,000 in additional federal airport security expenses due to a retroactive assessment by the TSA. We believe this assessment is improper and are vigorously contesting it.

          Included in our net loss for the year ended March 31, 2005 were the following items before the effect of income taxes: a write down of $5,123,000 of the carrying value of expendable Boeing 737 inventory and losses on sales of assets of $85,000 which was partially offset by and an unrealized gain on fuel hedges of $3,139,000. These items, net of income taxes, increased our net loss by 4¢ per diluted share.

Mainline Revenues

          Industry fare pricing behavior has a significant impact on our revenues. Because of the elasticity of passenger demand, we believe that increases in fares may at certain levels result in a decrease in passenger demand in many markets. We cannot predict future fare levels, which depend to a substantial degree on actions of competitors and the economy. When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitive fares in order to maintain our market share. In addition, certain markets we serve are destinations that cater to vacation or leisure travelers, resulting in seasonal fluctuations in passenger demand and revenues in these markets.

          Passenger Revenues - Mainline. Mainline passenger revenues totaled $878,681,000 for the year ended March 31, 2006 compared to $731,822,000 for the year ended March 31, 2005, an increase of $146,859,000 or 20.0%. Mainline passenger revenues include revenues for reduced rate standby passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

          Revenues from tickets sales generated 91.0% of our mainline passenger revenues and increased $119,360,000 or 17.5% over prior year. The increase in ticket sales resulted from an 8.4% increase in ASM’s, or $57,476,000, a 4.0% increase in load factor, or $30,274,000, and a 4.1% increase in our yields from ticket sales, or $31,610,000. Revenues generated from other sources and the percentage of mainline passenger revenues are as follows: Administrative fees were 2.4%; revenue recognized for tickets that are not used within one year from issuance were 2.9%, charter revenues were 1.1% and earnings from our co-branded credit card were 1.3%. These sources of revenue increased mainline passenger revenue by $18,737,000 as compared to prior year, or 38.1%, due to our 16.7% increase in passengers and the increased usage of our co-branded credit card.

          Other Revenues. Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $17,089,000 for the year ended March 31, 2006 compared to $12,591,000 for the year ended March 31, 2005, an increase of $4,498,000 or 35.7%. The increase in other revenues was primarily due to increased revenue generated from ground handling contracts and increased revenues in excess baggage fees and pay-per-view movies.

Mainline Operating Expenses

          Total mainline operating expenses were $895,304,000 and $767,606,000 for the years ended March 31, 2006 and 2005, respectively, and represented 99.3% and 102.4% of total mainline revenues, respectively. Mainline operating expenses decreased as a percentage of mainline revenue during the year ended March 31, 2006 largely a result of a 10.3% increase in our RASM coupled with an increase in our load factors of 2.9 points. This increase was significantly offset by an increase of 41.1% in our aircraft fuel cost per gallon for the year ended March 31, 2006 as compared to the prior comparable period.

          Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits increased 8.4% to $219,380,000 compared to $202,341,000, and were 24.3% and 27.0% of total mainline revenues for the years ended March 31, 2006 and 2005, respectively. Salaries, wages and benefits increased over the prior comparable periods largely as a result of general wage increases, increases in heath insurance costs and increases in workers compensation insurance. Our employee count increased 6.1% from 4,490 at March 31, 2005 to 4,765 at March 31, 2006 which is less than the 8.4% increase in ASMs.

          Flight Operations. Flight operations expenses increased 7.0% to $141,316,000 as compared to $132,023,000, and were 15.7% and 17.6% of total mainline revenues, for the year ended March 31, 2006 and 2005, respectively. Flight operations expenses increased due to an increase in mainline block hours from 182,581 for the year ended March 31, 2005 to 202,300 for the year ended March 31, 2006, an increase of 10.8%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

          Pilot and flight attendant salaries before payroll taxes and benefits increased 13.9% to $82,566,000 compared to $72,487,000, and were 9.2% and 9.7% of total mainline revenue for the year ended March 31, 2006 and 2005, respectively.

We increased the number of pilots and flight attendants over the prior year by 16.1% to support the 10.8% increase in block hours and the 7.3% increase in the average aircraft in service.

          Aircraft insurance expenses totaled $9,896,000 (1.1% of total mainline revenues) and $10,219,000 (1.4% of total mainline revenue) for the year ended March 31, 2006 and 2005, respectively, a decrease of 3.2%. Aircraft insurance expenses were 13¢ and 16¢ per RPM for the year ended March 31, 2006 and 2005, respectively, a decrease of 18.8%. Our aircraft hull and liability coverage was renewed at reduced premium rates twice during the year. In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current FAA war risk policy is in effect until August 31, 2006. We do not know whether the government will extend the coverage beyond August 2006, and if it does how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

          Aircraft Fuel. Aircraft fuel costs of $281,906,000 for 141,474,000 gallons used and $185,821,000 for 131,906,000 gallons used and resulted in an average fuel cost of $1.99 and $1.41 per gallon for the year ended March 31, 2006 and 2005, respectively, an increase of 41.1% per gallon. Aircraft fuel costs, excluding hedging losses and gains, were $2.02 and $1.47 per gallon for the year ended March 31, 2006 and 2005, respectively. Aircraft fuel expenses represented 31.3% and 24.8% of total mainline revenue for the years ended March 31, 2006 and 2005, respectively. Fuel prices are subject to change weekly as we purchase a very small portion in advance for inventory. Our results of operations for the year ended March 31, 2006 include an unrealized derivative gain of $976,000 and realized gains of $2,199,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. Our results of operations for the year ended March 31, 2005 include an unrealized derivative gain of $3,139,000 and a realized gain of approximately $4,465,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense.

          Aircraft Lease. Aircraft lease expenses totaled $94,229,000 (10.4% of total mainline revenues) and $87,096,000 (11.6% of total mainline revenue) for the years ended March 31, 2006 and 2005, respectively, an increase of 8.2%. The increase in lease expense is due to an increase in the average number of leased aircraft from 30.9 to 32.7, or 5.8%, costs associated with the late return of certain Boeing aircraft, increases in lease rates for seven of our aircraft that have variable rents based on LIBOR and additional rent related to two spare engine leases.

          Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $138,492,000 and $129,470,000, an increase of 7.0%, for the years ended March 31, 2006 and 2005, respectively, and represented 15.4% and 17.3% of total mainline revenues. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses. During the year ended March 31, 2006, we added a net of six cities with mainline only service. During the year ended March 31, 2006, our departures increased to 82,878 from 72,888 for the year ended March 31, 2005, an increase of 13.7%. Aircraft and traffic servicing expenses were $1,671 per departure for the year ended March 31, 2006 as compared to $1,776 per departure for the year ended March 31, 2005, a decrease of 5.9%. This decrease in the amount of expenses per departure is related to the realization of economies of scale.

          Maintenance. Maintenance expenses of $77,238,000 and $76,679,000 were 8.6% and 10.2% of total mainline revenues for the years ended March 31, 2006 and 2005, respectively, an increase of 0.7%. Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance cost per block hour was $382 and $420 for the years ended March 31, 2006 and 2005, respectively, a decrease of 9.0%. Maintenance cost per block hour decreased as a result of our transition to an all Airbus fleet that is less costly to maintain than our older Boeing aircraft, offset slightly by costs associated with the cost of maintenance associated with meeting the return condition requirements of five Boeing aircraft during the year. Our mainline average age of aircraft was 2.6 years as of March 31, 2006. As our Airbus aircraft fleet ages, it will require more maintenance and maintenance expenses per block hour will increase.

          Promotion and Sales. Promotion and sales expenses totaled $82,502,000 and $76,462,000 and were 9.1% and 10.2% of total mainlines revenues for the years ended March 31, 2006 and 2005, respectively, an increase of 7.9%. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. These expenses are partially offset by marketing programs in which we receive proceeds from the sale of frequent flyer miles. During the year ended March 31, 2006, promotion and sales expense was reduced by $4,444,000 due to the favorable resolution in the current fiscal year of a sales and use tax credit on the taxation of ticketing services which related to the period September 2001 to March 2005. In addition, promotion and sales expense was reduced by the marketing component of frequent flyer miles sold by $3,304,000 as compared to the prior year. During the year ended March 31, 2006, promotion and sales expenses, excluding these items, per mainline passenger increased to $12.13 from $12.08 for the year ended March 31, 2005. Promotion and sales expenses per mainline passenger increased primarily as a result of an increase in the commission rates paid to external travel websites.

          General and Administrative. General and administrative expenses for the years ended March 31, 2006 and 2005 totaled $48,979,000 and $48,351,000, respectively, an increase of 1.3%, and were 5.4% and 6.5% of total mainline revenues respectively. General and administrative expenses include the wages and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments. General and administrative expense also includes employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses remained relatively flat, despite increased rates for health insurance and worker’s compensation, due to $2,958,000 of expenses incurred during the fiscal year ended March 31, 2005 for the Sabre implementation .

          Aircraft Lease and Facility Exit Costs. In April 2005, we finalized our transition to an all Airbus fleet and ceased using three of our Boeing 737-300 leased aircraft, which had original lease termination dates in September 2005, August 2005 and May 2006. We negotiated an early termination fee for the aircraft with an original termination date of May 2006. As such, we recorded a charge of $3,312,000 to reflect the estimated fair value of the remaining lease payments and a one-time early return payment. We also recorded $102,000 of facility exit costs for a revised estimate of time to obtain a sublease on leased space we ceased using in fiscal year 2005. There were no similar costs incurred during the year ended March 31, 2005.

          Gains and Losses on Sales of Assets, Net. During the year ended March 31, 2006, we had net gains totaling $1,144,000, which related primarily to the sale of Boeing spare parts. During the year ended March 31, 2005, we incurred a net loss totaling $85,000 on the sale of Boeing spare parts and other assets.

          Depreciation. Depreciation expenses were $28,372,000 and $26,498,000, or approximately 3.1% and 3.5% of total mainline revenues for the years ended March 31, 2006 and 2005, respectively, an increase of 7.1%. The increase in depreciation expense is primarily due to an increase in the average number of owned aircraft from 14.0 to 15.5, or 10.7%.

          Nonoperating (Income) Expense. Net nonoperating expense totaled $12,572,000 for the year ended March 31, 2006 as compared to net nonoperating expense of $9,391,000 for the year ended March 31, 2005, an increase of 33.9%.

          Interest income increased to $9,366,000 from $3,758,000 during the year ended March 31, 2006 from the prior year as a result of an increase in short-term interest rates earned on investments and an increase in our cash position largely as a result of the net proceeds of $88,759,000 from our convertible notes offering in December 2005.

          Interest expense increased to $21,758,000 for the year ended March 31, 2006 from $13,184,000 for the year ended March 31, 2005, an increase of 65.0%. The increase in interest expense was a result of additional debt for the acquisition of two additional purchased aircraft, an increase in the weighted average borrowing rate and additional debt of $92,000,000 from our convertible notes offering in December 2005. Interest on our convertible notes is at a fixed rate of 5.0% and resulted in an increase of $1,651,000 in interest expense. Debt related to aircraft increased from $301,015,000 as of March 31, 2005 to $335,756,000 as of March 31, 2006 with an increase in the average weighted interest rate from 4.82% to 6.55% as of March 31, 2005 and 2006, respectively.

          Income Tax Benefit. We recorded an income tax benefit of $6,497,000 during the year ended March 31, 2006 at a 31.7% rate, compared to an income tax benefit of $12,408,000 during the year ended March 31, 2005 at a 34.6% rate. During the year ended March 31, 2006, our tax benefit was at a federal rate of 35.0% plus the blended state rate of 3.0% (net of federal benefit) and was decreased by the tax effect of permanent differences of 3.6%. During the year ended March 31, 2006 we increased our valuation allowance by $273,000 against certain state net operating loss carryforwards since it was more likely than not that the tax benefit was not going to be realized due to lack of taxable income in these jurisdictions before those net operating loss carryforwards expire.

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

          Passenger Revenues – Regional Partner. Regional partner revenues totaled $92,826,000 for the year ended March 31, 2006 and $84,269,000 for the year ended March 31, 2005, a 10.2% increase. The increase in revenue is due to an increase in our utilization of the aircraft resulting in an increase of 4.6% in passengers coupled with an increase in the average fare to $101.78 from $96.66, an increase of 5.3%.

          Operating Expenses – Regional Partner. Regional partner expense for the year ended March 31, 2006 and 2005 totaled $106,866,000 and $92,481,000, respectively, and was 115.1% and 109.7% of total regional partner revenues, respectively. The increase in expenses is primarily due to a 47.2% increase in fuel expense for the regional partner operations and an increase in performance bonuses paid.

Results of Operations - Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

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

          Our mainline passenger yield per RPM was 11.03¢ and 11.96¢ for the years ended March 31, 2005 and March 31, 2004, respectively, a decrease of 7.8%. Our length of haul was 990 and 919 miles for the years ended March 31, 2005 and March 31, 2004, respectively, an increase of 7.7%. Our mainline average fare was $102 for the year ended March 31, 2005 as compared to $104 for the year ended March 31, 2004, a decrease of 1.9%. Our mainline yield per ASM (“RASM”) for the years ended March 31, 2005 and March 31, 2004 was 7.97¢ and 8.56¢, respectively, a decrease of 6.9%. The decreases in the mainline average fare and mainline RASM were offset by an increase in our mainline load factor to 72.3% for the year ended March 31, 2005 as compared to 71.6% for the year ended March 31, 2004, an increase of .07 points. In February 2004, we capped all fares to and from Denver at $314 one-way, excluding passenger facility, security or segment fees, with the exception of flights to Mexico and Anchorage, Alaska. The fare cap was a 25 to 50 percent reduction from the February 2003 caps of $399 and $499. Although this created downward pressure on our mainline passenger yield per RPM and average fare, we believe the effect on our revenues was offset by an increase in passenger traffic. Pricing caps on airfare, as a policy, were eliminated shortly after fiscal year 2005 began. Additionally, we believe that our average fare during the year ended March 31, 2005 was negatively impacted as a result of aggressive pricing actions by our competitors in all of the markets we serve and is systemic across the entire industry.

          Our mainline CASM, for the year ended March 31, 2005 and 2004 was 8.42¢ and 8.41¢, respectively. Mainline CASM, excluding fuel for the years ended March 31, 2005 and 2004 were 6.38¢ and 6.89¢, respectively, a decrease of .51¢ or 7.4%. Our mainline CASM excluding fuel decreased during the year ended March 31, 2005 primarily as a result of the realized benefits of efficiencies of scale associated with increasing capacity while controlling costs which resulted in a decrease in traffic and servicing costs of .12¢ and promotion and sales of ..07¢. In addition, maintenance cost per ASM decreased by .15¢ as a result of the reduction in our Boeing fleet that was replaced with new Airbus A319 aircraft. Included in mainline CASM for the year ended March 31, 2004 was .09¢ per ASM for profit sharing bonuses and 0.07¢ for aircraft lease and facility exit costs. As a result of our net loss for the year ended March 31, 2005, we did not accrue for bonuses. Mainline CASM also decreased as a result of an increase in our daily block hour utilization as discussed below and economies of scale associated with lower increases in indirect costs as compared to the 27.4% increase in mainline ASMs over the prior comparable period.

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

Mainline Revenues

          Passenger Revenues - Mainline. Passenger revenues from our mainline operations totaled $731,822,000 for the year ended March 31, 2005 compared to $615,390,000 for the year ended March 31, 2004, or an increase of 18.9%.

          Revenues from tickets sales generated 93.0% of our mainline passenger revenues and increased $103,200,000 or 17.9% over prior year. The increase in ticket sales resulted from a 27.4% increase in ASM’s, or $158,391,000 and a 1.0% increase in load factor, or $7,052,000 and was offset by a 7.5% decrease in our yields from ticket sales, or a decrease of $62,242,000. Revenues generated from other sources and the percentage of mainline passenger revenues are as follows: Administrative fees were 2.6%; revenue recognized for tickets that are not used within one year from issuance were 2.8%, charter revenues were 0.7% and earnings from our co-branded credit card were 0.6%. These sources of revenue increased mainline passenger revenue by $12,224,000 as compared to prior year, or 33.1%, due to our 19.5% increase in passengers and the increased usage of our co-branded credit card.

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

Mainline Operating Expenses

          Mainline operating expenses totaled $767,606,000 for the year ended March 31, 2005, or 102.4% of total mainline revenues. Mainline operating expenses totaled $601,563,000 for the year ended March 31, 2004, or 95.1% of total mainline revenues. Mainline operating expenses increased as a percentage of revenues during the year ended March 31, 2005 largely a result of a 35.6% increase in our aircraft fuel cost per gallon for the year ended March 31, 2005 as compared to the year ended March 31, 2004.

          Salaries, Wages and Benefits. Salaries, wages and benefits totaled $203,398,000 and $160,260,000 and were 27.1% and 25.3% of total mainline revenues for the years ended March 31, 2005 and 2004, respectively, an increase of 26.9%. Salaries, wages and benefits increased over the prior period largely as a result of overall wage increases and an increase in the number of employees to support our ASM growth of 27.4% during the year ended March 31, 2005. Our employees increased from approximately 4,100 in March 2004 to approximately 4,500 in March 2005, or 9.8%.

          Flight Operations. Flight operations expenses of $132,023,000 and $105,255,000 were 17.6% and 16.6% of total mainline revenues for the years ended March 31, 2005 and 2004, respectively, an increase of 25.4%.

          Pilot and flight attendant salaries before payroll taxes and benefits totaled $72,487,000 and $53,358,000 or 9.7% and 8.7% of mainline passenger revenue, for each of the years ended March 31, 2005 and 2004, or an increase of 35.9%. Pilot and flight attendant compensation for the year ended March 31, 2005 increased as a result of a 20.4% increase in the average number of mainline aircraft in service combined with an increase of 28.2% in mainline block hours, a general wage increase in flight attendant and pilot salaries and additional crew required to replace those who were attending training on the Airbus equipment.

          Aircraft insurance expenses totaled $10,219,000 (1.4% of total mainline revenues) for the year ended March 31, 2005. Aircraft insurance expenses for the year ended March 31, 2004 were $9,950,000 (1.6% of total mainline revenues). Aircraft insurance expenses decreased per RPM as a result of less expensive war risk coverage that is presently provided by the FAA compared to the coverage that was previously provided by commercial underwriters combined with a 25% decrease in our basic hull and liability insurance rates effective June 7, 2004.

          Aircraft Fuel Expense. Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $185,821,000 for 131,906,000 gallons used and $108,863,000 for 104,799,000 gallons used resulted in an average fuel cost of $1.41 and $1.04 per gallon for the years ended March 31, 2005 and 2004, respectively. Aircraft fuel expenses represented 24.8% and 17.2% of total mainline revenues, for the years ended March 31, 2005 and 2004, respectively. We initiated a fuel-hedging program in late November 2002, which decreased fuel expense by $7,605,000 for the year ended March 31, 2005 and decreased fuel expense by $1,387,000 for the year ended March 31, 2004. Fuel hedging gains include unrealized fuel gains of $3,139,000 and $302,000 in 2005 and 2004, respectively. Fuel consumption for the years ended March 31, 2005 and 2004 averaged 722 and 736 gallons per block hour, respectively, or a decrease of 1.9%. Fuel consumption per block hour decreased during the year ended March 31, 2005 from the prior year because of the more fuel-efficient Airbus aircraft added to our fleet coupled with the reduction in our Boeing fleet, which had higher fuel burn rates, partially offset by the increase in our load factors.

          Aircraft Lease Expenses. Aircraft lease expenses totaled $87,096,000 (11.6% of total mainline revenues) and $70,061,000 (11.1% of total mainline revenues) for the years ended March 31, 2005 and 2004, respectively, or an increase of 24.3%. The increase is a result of an increase in the average number of leased aircraft to 30.9 from 26.0, or 18.8%, during the year ended March 31, 2005 compared to the same period in 2004.

          Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $129,470,000 and $110,378,000 (an increase of 17.3%) for the years ended March 31, 2005 and 2004, respectively, and represented 17.3% and 17.5% of total mainline revenues. Aircraft and traffic servicing expenses increase with the addition of new cities and departures to our route system. As of March 31, 2005, we served 39 cities with mainline service compared to 38 as of March 31, 2004, an increase of 2.6%. During the year ended March 31, 2005, our mainline departures increased to 72,888 from 61,812 during the year ended March 31, 2004, or 17.9%. Aircraft and traffic servicing expenses were $1,776 per mainline departure for the year ended March 31, 2005 as compared to $1,786 per mainline departure for the year ended March 31, 2004, a decrease of $10 per mainline departure. Aircraft and traffic servicing expenses decreased per mainline departure principally as a result of better on-time performance and fewer expenses paid for delayed or misconnected flights. In addition, commencing in July 2004 we no longer carried U.S. mail and our ground handling expenses decreased accordingly.

          Maintenance. Maintenance expenses for the years ended March 31, 2005 and 2004 of $76,679,000 and $70,444,000, respectively, were 10.2% and 11.1% of total mainline revenues, an increase of 8.9%. Maintenance costs per block hour for the years ended March 31, 2005 and 2004 were $420 and $494 per block hour, respectively, a decrease of 15.0%. Maintenance cost per block hour decreased as a result of the addition of new Airbus aircraft that are less costly to maintain than our older Boeing aircraft, offset by return condition expenses related to the seven Boeing aircraft we returned and/or retired in fiscal year 2005.

          Promotion and Sales. Promotion and sales expenses totaled $76,462,000 and $65,322,000 and were 10.2% and 10.3% of total mainline revenues, for the years ended March 31, 2005 and 2004, respectively. During the year ended March 31, 2005, promotion and sales expenses per mainline passenger decreased to $11.49 compared to $11.73 for the year ended March 31, 2004, a decrease of 2.0%. Promotion and sales expenses per mainline passenger decreased as a result of variable expenses that are based on lower average fares and economies of scale associated with our growth.

          General and Administrative. General and administrative expenses for the years ended March 31, 2005 and 2004 totaled $48,351,000 and $36,750,000, and were 6.5% and 5.8% of total mainline revenues, respectively, an increase of 31.6%. Our employees increased from approximately 4,100 in March 2004 to approximately 4,500 in March 2005, or 9.8%. Accordingly, we experienced increases in our human resources, training, information technology, and health insurance benefit expenses. As a result of our pre-tax loss for the year ended March 31, 2005, we did not accrue bonuses which are solely based on profitability. General and administrative expenses also include $2,960,000 of expenses related to the conversion to our new reservation system and $603,000 of out-of-pocket costs to comply with the Sarbanes-Oxley Act of 2002. During the year ended March 31, 2004, we accrued $2,436,000 for employee performance bonuses, or 0.4% of total revenues. General and administrative expenses also increased with a general increase in the cost of providing health insurance.

          Impairment and Other Related Charges. During the year ended March 31, 2005, we recorded additional impairments and other related charges totaling $5,123,000 on the carrying value of our Boeing 737 expendable inventory, rotable parts and a spare engine as a result of further market declines and the results of actual sales. Included in this amount are estimated selling costs that we expect to pay on the sale of our assets held for sale totaling $541,000. We believe the decline in resale values of parts for the less fuel-efficient Boeing 737 aircraft was due in part to increasing fuel prices during the past fiscal year. The impairment on spare and rotables is a result of further market declines for Boeing parts coupled with the results of actual sales history. In August 2004, we began selling our Boeing spare parts. Our analysis of these sales compared to the impaired value of these parts as of March 31, 2005 indicated that we were selling these rotable parts at approximately 90% of the carrying value. The impairment recorded for the year ended March 31, 2004 was $3,560,000, which also related to the impairment of Boeing spare engines and rotable parts that supported the Boeing 737 aircraft.

          Depreciation. Depreciation expenses of $26,498,000 and $23,720,000, an increase of 11.7%, were approximately 3.5% and 3.8% of total mainline revenues, for the years ended March 31, 2005 and 2004, respectively. Depreciation expense increased over the prior year largely as a result of an increase in the average number of Airbus A318 and A319 aircraft owned from an average of 11.4 during the year ended March 31, 2004 to an average of 14.0 for the year ended March 31, 2005, an increase of 22.8%.

          Nonoperating Income (Expense). Net nonoperating expenses totaled $9,391,000 for the year ended March 31, 2005 compared to net nonoperating expense of $7,025,000 for the year ended March 31, 2004. Interest income increased to $3,758,000 during the year ended March 31, 2005 from $2,074,000 for the prior period due to an increase in investment rates earned on investments. Interest expense was $13,184,000 for the year ended March 31, 2005 as compared to $13,961,000 for the prior period. Interest expense for the year ended March 31, 2004 included interest expense associated with a $70,000,000 government guaranteed loan we obtained in February 2002 and subsequently repaid in December 2003. The decrease in interest expense in fiscal 2005 was due to the repayment of this loan, which was offset by an increase in interest expense associated with the financing of additional aircraft purchased after March 31, 2004.

          Income Tax Expense (Benefit). We recorded an income tax benefit of $12,408,000 during the year ended March 31, 2005 at a 34.6% rate compared to income tax expense of $7,822,000 during the year ended March 31, 2004 at a 38.2% effective tax rate. During the year ended March 31, 2005, the our tax benefit was at a federal rate of 35.0% plus the blended state rate of 3.0% (net of federal benefit) and was decreased by the tax effect of permanent differences of 2.0%. During the year ended March 31, 2005, we recorded a valuation allowance of $262,000 against certain state net operating loss carryforwards since it was more likely than not that the tax benefit was not going to be realized due to the lack of taxable income in these jurisdictions, which approximated 1.0%. During the year ended March 31, 2004, we recorded a $558,000 reduction to income tax expense as a result of an adjustment to deferred income taxes provided for in prior years, which approximated 3%.

Regional Partner

          Passenger Revenues – Regional Partner. Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $84,269,000 for the year ended March 31, 2005 and totaled $11,191,000 for the year ended March 31, 2004. Revenues of $25,155,000 from the Frontier JetExpress service, formerly provided by Mesa, were netted against related expenses and included in “Other revenues” for the year ended March 31, 2005. As such, the fiscal year 2004 amounts only represent three months of service with a limited number of aircraft. Horizon began service January 1, 2004 and replaced the Frontier JetExpress service formerly provided by Mesa. See footnote (2) in Item 6. “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations.

          Regional Partner Expense. Regional partner expenses for the year ended March 31, 2005 totaled $92,481,000, and were 109.7% of total regional partner revenues compared to expenses of $14,634,000, or 130.8%, of total regional partner revenues for the year ended March 31, 2004. Horizon began service January 1, 2004 and replaced the JetExpress service formerly provided by Mesa. During the year ended March 31, 2004, $23,438,000 in Mesa expenses were netted against related revenues and included in “Other revenues”. See footnote (2) in “Selected Financial Data”, which explains the different accounting methods for our Frontier JetExpress operations for Horizon and Mesa. During the year ended March 31, 2004, we incurred $1,152,000 for flight crew training costs and other related costs associated with the start-up of our regional partnership with Horizon.

Liquidity and Capital Resources

          Our liquidity depends to a large extent on the number of passengers who fly with us, the fares we charge, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 20 additional Airbus aircraft that as of March 31, 2006 are scheduled for delivery through August 2010.

          We had cash, cash equivalents and short-term investments of $272,839,000 and $174,795,000 at March 31, 2006 and March 31, 2005, respectively. At March 31, 2006, total current assets were $390,957,000 as compared to $301,012,000 of total current liabilities, resulting in working capital of $89,946,000. At March 31, 2005, total current assets were $275,550,000 as compared to $233,850,000 of total current liabilities, resulting in working capital of $41,700,000. The increase in our working capital from March 31, 2005 to March 31, 2006 is largely a result of the convertible debt offering in December 2005, offset by increases in our air traffic liability and deferred revenue accounts as our business grows.

          Operating Activities. Cash provided by operating activities for the year ended March 31, 2006 was $79,642,000 as compared to $19,240,000 for the year ended March 31, 2005. The increase in operating cash flows was primarily due to an increase of $44,152,000 in cash generated through working capital which, was primarily related to the increases in our air traffic liability and deferred revenue accounts, and better operating results during the year ended March 31, 2006 as compared to the prior year.

          Investing Activities. Cash used in investing activities for the year ended March 31, 2006 was $95,502,000. Capital expenditures were $93,775,000 for the year ended March 31, 2006 and included the purchase of two Airbus A319 aircraft, the purchase of LiveTV equipment, the purchase of one spare engine that was delivered to us and that we sold in a sale-leaseback transaction, rotable aircraft components, aircraft improvements and ground equipment. We received $9,843,000 from the sale of the spare engine that we sold in a sale-leaseback transaction, the sale of Boeing spare parts held for sale and other assets. Aircraft lease and purchase deposits made during the period were $36,117,000, which was offset by pre-delivery payments totaling $19,513,000 applied against the purchase of two Airbus A319 aircraft and LiveTV equipment.

          Cash provided by investing activities for the year ended March 31, 2005 was $14,841,000. Aircraft lease and purchase deposits made during the period were $21,436,000, which was offset by deposits returned of $23,008,000. Capital expenditures were $128,776,000 for the year ended March 31, 2005 and included the purchase of one Airbus A318 aircraft and two Airbus A319 aircraft and one spare engine that were delivered to us and that we sold in sale-leaseback transactions. Additionally, capital expenditures included the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, ground equipment, and equipment related to our new reservation system. We applied pre-delivery payments totaling $6,412,000 for the purchase of an Airbus A318 aircraft to the purchase of that aircraft, and the pre-delivery deposits totaling $14,716,000 for the two Airbus A319 aircraft were returned to us upon sale of the aircraft. We received $80,963,000 from the sale of the two new A319 aircraft and two spare engines in sale-leaseback transactions, two spare engines for our Boeing fleet and other Boeing spare parts. We also sold $57,600,000 of short-term securities.

          Financing Activities. Cash provided by financing activities for the year ended March 31, 2006 was $116,905,000. On December 7, 2005, we completed the issuance of $92,000,000 principal amount of 5% convertible notes due 2025, raising net proceeds of approximately $88,759,000. The net proceeds from our convertible debt offering are being used for general working capital purposes and capital expenditures related to the purchase of financing of aircraft and expansion of our operations. During the year ended March 31, 2006, we borrowed $54,700,000 for the purchase of two Airbus A319 aircraft, paid $19,959,000 of debt principal payments on 16 owned aircraft and repaid short-term borrowings of $5,000,000 under a revolving line of credit. During the year ended March 31, 2006, we also received $1,551,000 from the exercise of common stock options and paid $1,146,000 of fees for aircraft debt financing.

          Cash provided by financing activities for the year ended March 31, 2005 was $7,705,000. During the year ended March 31, 2005, we borrowed $22,000,000 for the purchase of one Airbus A318 aircraft and paid $18,373,000 of debt principal payments on 14 owned aircraft. During the year ended March 31, 2005, we also had short-term borrowings of $5,000,000 under a revolving line of credit, received $349,000 from the exercise of common stock options and paid 1,271,000 of fees for aircraft debt financing.

Other Items That Impact Our Liquidity

          In August 2004, we entered into an agreement with two vendors to market and sell all of our remaining Boeing 737 spare parts inventories and rotables. As of September 30, 2005, we had transferred the remaining Boeing inventories to these vendors. As of March 31, 2006, the carrying value of our Boeing rotables and expendable spare parts classified as assets held for sale totaled $3,543,000. This amount represents the estimated market value of the remaining Boeing spare parts based on estimates obtained from our vendors, less selling costs. If the actual net proceeds received for these Boeing parts are less than the amounts we have estimated, we may recognize additional impairments on these parts. During the year ended March 31, 2006, we have received $4,025,000 in gross proceeds resulting in a net gain on our expendable and rotable inventory parts held for sale totaling approximately $1,333,000.

          We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. In September 2005, we filed a registration statement with the SEC, which will enable us to periodically sell up to $250,000,000 in preferred and common stock and debt and other securities. In December 2005, in the first offering under this shelf registration, we issued $92,000,000 of 5% Convertible Notes due 2025. We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit and aircraft sale-leasebacks, and other transactions as necessary to support our capital and operating needs. For further information on our financing plans and activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

          We expect to continue generating positive cash flow from our operations for the foreseeable future. We have obtained financing for all of our aircraft deliveries scheduled through June 2007 and expect to have adequate liquidity to cover our contractual obligations. However, we cannot predict future trends or predict whether current trends and conditions will continue. Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” in Item 1A of this report.

Contractual Obligations

          The following table summarizes our contractual obligations as of March 31, 2006:

	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total

Long-term debt - principal payments (1)	$22,274,000	$48,455,000	$54,195,000	$302,832,000	$427,756,000
Long-term debt - interest payments (1)	26,020,000	47,402,000	40,860,000	105,895,000	220,177,000
Operating leases (2)	138,945,000	277,691,000	263,341,000	617,427,000	1,297,404,000
Unconditional purchase obligations (3) (4) (5)	152,638,000	249,226,000	268,896,000	—	670,760,000

Total contractual cash obligations	$339,877,000	$622,774,000	$627,292,000	$1,026,154,000	$2,616,097,000

(1)

At March 31, 2006, we had 16 loan agreements for 11 Airbus A319 aircraft and five Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest with rates of 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 14 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At March 31, 2006, interest rates for these loans ranged from 5.63% to 7.14%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR. In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an A319 aircraft. This loan has a seven-year term with quarterly installments of $244,000. The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 8.38% on March 31, 2006.

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

(2)

As of March 31, 2006, we have leased 32 Airbus A319 type aircraft and two Airbus A318 aircraft under operating leases with expiration dates ranging from 2013 to 2018. Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft. At March 31, 2006, these deposits totaled of $16,483,000. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft. Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft. As of March 31, 2006, we have taken delivery of 17 of these aircraft. The remaining three aircraft are scheduled for delivery beginning in April 2006 through February 2007. As of March 31, 2006, we have made $501,000 in security deposit payments for future leased aircraft deliveries. Total operating lease obligations include the three aircraft not yet received.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2006 to 2015. In addition, we lease certain airport gate facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)

As of March 31, 2006, we have remaining firm purchase commitments for 17 additional aircraft that have scheduled delivery dates beginning in June 2006 and continuing through August 2010. We also have remaining firm purchase commitments for two spare engines scheduled for delivery in September 2006 and December 2009. Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of March 31, 2006, we had made pre-delivery payments on future deliveries totaling $40,449,000 to secure these aircraft.

(4)

In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We intend to install LiveTV in every new aircraft we place in service. The table above includes amounts for the installation of DirectTV for the remaining 17 aircraft we currently expect to be purchased and the remaining three aircraft we currently expect to be leased, less deposits made of $1,383,000.

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

Commercial Commitments

Letters of Credit and Cash Deposits

          As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers’ compensation insurance. As of March 31, 2006, we had outstanding letters of credit, bonds, and cash security deposits totaling $12,471,000, $1,867,000, and $19,597,000, respectively.

          We have a letter of credit agreement with a financial institution, which expired on December 1, 2005, that has been extended for existing letters of credit. This facility can be used only for the issuance of standby letters of credit, and no new letters of credit can be issued. Any amounts drawn under this facility are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet. As of March 31, 2006, we have utilized $481,000 under this credit agreement for standby letters of credit that provide credit support for certain leases. We are in the process of moving the letters of credit that are collateralized by restricted cash to letters of credit with another financial institution that are collateralized by inventories and receivables. In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.

          We also have an agreement with another financial institution where we can issue letters of credit of up to 50% of certain spare parts inventories less amounts borrowed under the credit facility. As of March 31, 2006, we had $11,299,000 available under this facility, which is reduced by letters of credit issued of $9,500,000.

          In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving letter of credit that permits us to issue letters of credit up to $3,500,000. As of March 31, 2006, we have utilized $2,491,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.

          We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with bankcard customers. As of March 31, 2006, that amount totaled $32,762,000 and is classified a restricted investment on our balance sheet. The amount is adjusted quarterly in arrears based on our air traffic liability associated with bankcard transactions. As of May 1, 2006, based on our air traffic liability as of March 31, 2006, this resulted in an increase of approximately $14,053,000 in the required amount of certificate of deposits pledged.

          We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity. As of March 31, 2006, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended May 21, 2006, the coverage would be increased by approximately $6,687,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

          In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price. If the index price is lower, we pay the difference. A collar agreement has a cap price, a primary floor price, and, in the case of a three-way collar, a secondary floor price. When the hedged product’s index price is above the cap, we receive the difference between the index and the cap. When the hedged product’s index price is below the primary floor but above the secondary floor, we pay the difference between the index and the primary floor. However, when the price is below the secondary floor, we are only obligated to pay the difference between the primary and secondary floor prices. When the price is between the cap price and the primary floor, no payments are required. Unrealized net gains recorded on fuel derivative contracts for the years ended March 31, 2006 and 2005 were $976,000 and $3,139,000, respectively, and realized gains for hedge cash settlements during the years ended March 31, 2006 and 2005 were $2,199,000 and $4,465,000, respectively. We have entered into the following swap and collar agreements that cover periods during fiscal year 2006:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

November 2004	Jet A	75,000	April 1, 2005 - June 30, 2005	$1.34 per gallon, with a floor of $1.20 per gallon	28%

May 2005	Crude Oil	60,000	July 1, 2005 - March 31, 2006	$53.00 per barrel cap, with a floor of $50.73	20%

November 2005	Jet A	60,000	January 1, 2006 - March 31, 2006	$1.83 per gallon, with a floor of $1.685 per gallon	21%

November 2005	Jet A	50,000	April 1, 2006 - June 30, 2006	$1.83 per gallon, with a floor of $1.6925 per gallon	16%

*	Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.

**	One barrel is equal to 42 gallons.

          In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through June 30, 2007. Under the interest rate swap agreement, we pay a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. During the years ended March 31, 2006 and 2005, interest expense was decreased by $216,000 and increased by $177,000, respectively, for this agreement. Approximately $238,000 of unrealized gains are included in accumulated other comprehensive income, net of income taxes of $87,000, as of March 31, 2006.

Maintenance Contracts

          Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft. The agreement was subsequently modified and extended in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The amounts due based on flight hours are not included in table above. The costs under this agreement for our purchased aircraft for the year ended March 31, 2006, 2005 and 2004 were approximately $3,545,000, $2,603,000 and $1,833,000, respectively. For our leased aircraft, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments as required under the applicable lease agreements. At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.

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

Impairments

          During the years ended March 31, 2005 and 2004, we recorded impairment charges of $3,860,000 and $3,047,000, respectively, related to Boeing rotable parts. During the year ended March 31, 2006, we have determined that no additional impairment is required based on current resale values and our recent sales history. We monitor resale values for Boeing rotables quarterly using estimates obtained from our vendors and record impairment charges based on this analysis and current sales prices. During the year ended March 31, 2005, we recorded impairment charges as a result of further market declines of the carrying values of Boeing 733 expendable inventory, rotable parts and a spare engine. During the year ended March 31, 2004, we recorded an impairment charge for rotables and for two Boeing 737-300 spare engines. The impairment charge totaling $901,000 was principally the result of declining resale values for Boeing rotables. The impairment for the spare engines totaled $2,146,000 and was recorded as a result of our decision to sell these remaining spare engines. The impairment was based on three separate quotes from third parties for a sale-leaseback transaction on these engines. As of March 31, 2006, the carrying value of our Boeing spare parts totaled $3,543,000 and have been classified as assets held for sale.

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

          Effective January 1, 2003, we executed a 12-year engine services agreement with GE covering the scheduled and unscheduled repair of Airbus engines. This agreement was extended to May 1, 2019 in September 2004. Under the terms of the services agreement, we agreed to pay GE an annual rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul our engines on Airbus aircraft as required during the term of the services agreement, subject to certain exclusions. We believe the rate per-engine hour approximates the periodic cost we would have incurred to service those engines. Accordingly, these payments are expensed as the obligation is incurred.

Derivative Instruments

          We account for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

          We enter into derivative instruments to hedge the interest payments associated with a portion of our LIBOR-based borrowings and fuel purchases. We designate certain interest rate swaps as qualifying cash flow hedges. We also enter into derivative instruments to reduce exposure to the effect of fluctuations in fuel prices. These transactions are accounted for as trading instruments under SFAS 133. As a result, we record these instruments at fair market value and recognize realized and unrealized gains and losses in aircraft fuel expense.

Customer Loyalty Program

          In February 2001, we established EarlyReturns, a frequent flyer program to encourage travel on our airline and foster customer loyalty. We account for the EarlyReturns program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food and beverages, fuel, liability insurance, and ticketing costs. The incremental costs do not include allocations of overhead expenses, salaries, aircraft cost or flight profit or losses. We do not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. We believe this is appropriate because the large majority of these participants are not expected to earn a free flight award. We do not record a liability for the expected redemption of miles for non-travel awards since the cost to us of these awards is negligible.

          As of March 31, 2006 and 2005, we estimated that approximately 193,000 and 102,000 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 15,000-mile free round-trip domestic ticket award threshold. As of March 31, 2006 and 2005, we had recorded a liability of approximately $2,776,000 and $1,275,000, respectively, for these rewards.

          We sell points in EarlyReturns to third parties. The portion of the sale that is for travel is deferred and recognized as passenger revenue when we estimate transportation is provided. The remaining portion, referred to as the marketing component, is recognized as revenue as a reduction of sales and promotion expense in the month received.

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

          We account for all fees received under the co-branded credit card program by allocating the fees between the portion that represents the estimated value of the subsequent travel award to be provided, and the portion which represents a marketing fee to cover marketing and other related costs to administer the program. This latter portion (referred to as the marketing component) represents the residual after determining the value of the travel component. The component representing travel is determined by reference to an equivalent restricted fare, which is used as a proxy for the value of travel of a frequent flyer mileage award. The travel component is deferred and recognized as revenue over the estimated usage period of the frequent flyer mileage awards of 20 months. We have estimated the period over which the frequent flier mileage awards will be used based on the history of usage of the frequent flier mileage awards. We record the marketing component of the revenue earned under this agreement as a reduction of sales and promotion expenses in the month received.

          For the year ended March 31, 2006, we earned total fees of $24,986,000. Of that amount, $19,686,000 was deferred as the travel award component, with the remaining marketing component of $5,300,000 recognized as a reduction to sales and promotions expense. For the year ended March 31, 2005, we earned total fees of $12,227,000. Of that amount, $8,455,000 was deferred as the travel award component, and the remaining marketing component of $3,772,000 was recognized as a reduction to sales and promotions expense. For the year ended March 31, 2004, we earned total fees of $4,245,000. Of that amount, $3,286,000 was deferred as the travel award component, with the remaining marketing component of $959,000 recognized as a reduction to sales and promotions expense. Amortization of deferred revenue recognized in earnings during the years ended March 31, 2006, 2005 and 2004 was $11,059,000, $4,396,000 and $786,000, respectively.

Self-Insurance

          We are self insured for the majority of our group health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance healthcare liability represents our estimate of claims that have been incurred but not reported as of March 31, 2006. This liability, which totaled $2,567,000 at March 31, 2006, was estimated based on our claims experience. We determine the actual average claims cost per employee and the number of days between the incurrence of a claim and the date it is paid. The estimate of our liability for employee healthcare represents approximately 1.5 months of unreported claims with an increase in claims based on a trend factor of 6.5%

          We are also self-insured for the majority of our workers’ compensation cost. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed basis, up to a maximum amount, based on reserves for these claims that are established by a third-party administrator. The liability at March 31, 2006 totaled $5,125,000.

          While we believe that the estimate of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of healthcare and workers compensation expenses we have recorded.

New Accounting Standards

          In December 2004, the FASB issued SFAS No. 123(R), which revised FASB Statement No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. In April 2005, the effective date for SFAS 123(R) was changed to the first reporting period that begins after June 15, 2005. Accordingly, we plan to adopt SFAS 123(R) as of April 1, 2006 and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 for which requisite service has not been provided as of April 1, 2006. We will recognize compensation expense on awards granted subsequent to April 1, 2006 using the fair values determined by a valuation model prescribed by SFAS 123(R). The compensation expense on awards granted prior to April 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation, which is determined using the Black-Scholes option pricing model. The amount of compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation and will include adjustments for estimated forfeitures. Unrecognized non-cash stock compensation expense related to unvested options and awards outstanding as of March 31, 2006 was approximately $2,727,000, and will be recorded over the remaining vesting periods of one to five years. The incremental expense related to future equity based grants is difficult to predict because the expense will depend on the number of shares granted, the grant date stock price and other factors.

          In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Correction, replacing APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that the correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Fuel

          Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the year ended March 31, 2006. Based on actual fuel usage for the year ended March 31, 2006, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense by approximately $31,679,000, excluding the impact of our fuel hedging. Comparatively, based on projected fiscal year 2007 fuel usage for our mainline operations and regional partner operators, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2007, by approximately $36,202,000, excluding the effects of our fuel hedging arrangements.

          On November 28, 2005, we entered into a zero cost collar agreement that hedges approximately 16% of our expected fuel requirements for the period from April 1, 2006 through June 30, 2006. The collar uses Gulf Coast Jet A as its basis. The cap price is set at $1.83 per gallon and the floor is set at $1.6925. When the U.S. Gulf Coast Pipeline Jet index price is above the cap, we receive the difference between the index and the cap. When the U.S. Gulf Coast Pipeline Jet index price is below the floor, we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required.

          Our results of operations for the year ended March 31, 2006 include realized and unrealized derivative gains of $3,175,000 recorded as a decrease in fuel expense with respect to fuel hedging agreements. As of March 31, 2006, the fair value of the November 2005 hedge agreement recorded on the balance sheet as an asset was $976,000.

Interest

          We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 69.8% of our debt is subject to interest rate adjustments every three to nine months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $2,987,000 assuming the loans outstanding that are subject to interest rate adjustments at March 31, 2006 totaling $298,656,000 are outstanding for the entire period.

          In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we pay a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. As of March 31, 2006, we had hedged approximately 3.5% of our variable interest rate loans that are based on three-month LIBOR rates. As of March 31, 2006, the fair value of the swap agreement is recorded in the balance sheet as an asset of $105,000.

Item 8: Financial Statements and Supplementary Data

          Our financial statements are filed as a part of this report immediately following the signature page.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

          No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), occurred during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant.

Code of Ethics

          The information required by this Item is incorporated herein by reference to the data under the heading “Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 7, 2006. We will file the definitive Proxy Statement with the SEC on or before July 28, 2006.

Audit Committee Financial Expert

          The information required by this Item is incorporated herein by reference to the data under the heading “Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 7, 2006. We will file the definitive Proxy Statement with the SEC on or before July 28, 2006.

Item 11. Executive Compensation.

          The information required by this Item is incorporated herein by reference to the data under the heading “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 7, 2006. We will file the definitive Proxy Statement with the SEC on or before July 28, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by this Item is incorporated herein by reference to the data under the heading “Voting Securities and Principal Holders Thereof” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 7, 2006. We will file the definitive Proxy Statement with the SEC on or before July 28, 2006.

Item 13. Certain Relationships and Related Transactions.

          The information required by this Item is incorporated herein by reference to the data under the heading “Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 7, 2006. We will file the definitive Proxy Statement with the SEC on or before July 28, 2006.

Item 14. Principal Accountant Fees and Services.

          The information required by this Item is incorporated herein by reference to the data under the heading “Principal Accountant Fees and Services” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 7, 2006. We will file the definitive Proxy Statement with the SEC on or before July 28, 2006.

PART IV

Item 15(a): Exhibits and Financial Statement Schedules

Exhibit
Numbers	Description of Exhibits

Exhibit 2 – Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1

Agreement and Plan of Merger, dated as of January 31, 2006, by and among Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., and FA Sub, Inc. (Annex I to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

Exhibit 3 – Articles of Incorporation and Bylaws:

3.1

Amended and Restated Certificate of Incorporation of Frontier Airlines Holdings, Inc. (Annex II to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

3.2	Bylaws of Frontier Airlines Holdings, Inc. (Annex III to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

Exhibit 4 – Instruments defining the rights of security holders:

4.1*	Specimen common stock certificate of Frontier Airlines Holdings, Inc.

4.2

Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 – Air Transportation Stabilization Board. Two Warrants, dated as of February 14, 2003, substantially identical in all material respects to this Exhibit, have been entered into with each of the Supplemental Guarantors granting each Supplemental Guarantor a warrant to purchase 191,697 shares under the same terms and conditions described in this Exhibit. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 25, 2003).

4.2(a)*

Warrant Supplement to Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 – Air Transportation Stabilization Board. Two Warrant Supplements dated March 17, 2006, substantially identical in all material respects to this Exhibit have been entered into with each of the Supplemental Guarantors.

4.3

Registration Rights Agreement dated as of February 14, 2003 by and between and Frontier Airlines, Inc. as the Issuer, and the Holders of Warrants to Purchase Common Stock. Portions of this Exhibit have been omitted excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 25, 2003).

Exhibit 10 – Material Contracts:

10.1	Airport Use and Facilities Agreement, Denver International Airport (Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1995; Commission File No. 0-4877).

10.2	Space and Use Agreement between Continental Airlines, Inc. and the Company. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999).

10.2(a)

Second Amendment to Space and Use Agreement between Continental Airlines, Inc. and the Company. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.3

Airbus A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L., Seller, and Frontier Airlines, Inc., Buyer. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.3(a)*

Amendment No. 9 to the A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L. and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and filed separately with the SEC in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.4

Aircraft Lease Common Terms Agreement dated as of April 20, 2000 between General Electric Capital Corporation and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.5

Aircraft Lease Agreement dated as of April 20, 2000 between Aviation Financial Services, Inc., Lessor, and Frontier Airlines, Inc., Lessee, in respect of 15 Airbus A319 Aircraft. After 3 aircraft were leased under this Exhibit with Aviation Financial Services, Inc. as Lessor, related entities of Aviation Financial Services, Inc. replaced it as the Lessor, but each lease with these related entities is substantially identical in all material respects to this Exhibit. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.6

Lease dated as of May 5, 2000 for Frontier Center One, LLC, as landlord, and Frontier Airlines, Inc., as tenant. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.6(a)

Amendment Number Two to Lease Agreement. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.7

Operating Agreement of Frontier Center One, LLC, dated as of May 10, 2000 between Shea Frontier Center, LLC, and 7001 Tower, LLC, and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.8

Standard Industrial Lease dated April 27, 2000, between Mesilla Valley Business Park, LLC, landlord, and Frontier Airlines, Inc., tenant. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.9

General Terms Agreement No. 6-13616 between CFM International and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.10

Lease Agreement dated as of December 15, 2000 between Gateway Office Four, LLC, Lessor, and Frontier Airlines, Inc., Lessee. (Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.11

Code Share Agreement dated as of May 3, 2001 between Frontier Airlines, Inc. and Great Lakes Aviation, Ltd. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).

10.11(a)

Amendment No. 1 to the Codeshare Agreement dated as of May 3, 2001 between Frontier Airlines, Inc. and Great Lakes Aviation, Ltd. Portions of the exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.62(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

+10.12

Employee Stock Ownership Plan of Frontier Airlines, Inc. as amended and restated, effective January 1, 1997 and executed February 5, 2002. (Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

+10.12(a)

Amendment of the Employee Stock Ownership Plan of Frontier Airlines, Inc. as amended and restated, effective January 1, 1997 and executed February 5, 2002 for EGTRRA. (Exhibit 10.66(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.12(b)*	Second Amendment to the Employee Stock Ownership Plan of Frontier Airlines, Inc. executed March 30, 2006 and effective April 3, 2006.

+10.13

Director Compensation Agreement between Frontier Airlines, Inc. and Samuel D. Addoms dated effective April 1, 2002. This agreement was modified on April 1, 2003, to expressly describe the second installment exercise period as on or after December 31, 2003, and the third installment exercise period as on or after April 1, 2004. (Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.14

Secured Credit Agreement dated as of October 10, 2002 between Frontier Airlines, Inc. and Credit Agricole Indosuez in respect to 3 Airbus 319 aircraft. Portions of this exhibit have been excluded form the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002).

10.15

Aircraft Mortgage and Security Agreement dated as of October 10, 2002 between Frontier Airlines, Inc. and Credit Agricole Indosuez in respect to 3 Airbus 319 aircraft. Portions of this exhibit have been excluded form the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002).

10.16

Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17

Aircraft Lease Agreement dated as of December 5, 2003 between International Lease Finance Corporation, Inc., and Frontier Airlines, Inc., Lessee, in respect of 1 Airbus A319 Aircraft. Frontier has signed leases for

4 additional Airbus 319 aircraft with this Lessor under Aircraft Lease Agreements that are substantially identical in all material respects to this Exhibit. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

+10.18	Frontier Airlines 2004 Equity Incentive Plan. (Exhibit B to the Company’s 2004 Annual Meeting of Shareholders; filed July 26, 2004).

10.18 (a)*	Amendment to Frontier Airlines 2004 Equity Incentive Plan executed March 30, 2006 and effective April 3, 2006.

+10.19	Executive Bonus Plan for the Company’s fiscal year ending March 31, 2006 (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.20	Long Term Incentive Plan for the Company’s fiscal year ending March 31, 2006 (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.21

Form of Stock Appreciation Rights Agreement for issuance of stock appreciation rights pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.22

Form of Incentive Stock Option Agreement for issuance on incentive stock options pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers (Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.23

Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers (Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.24

Form of Non-Qualified Stock Option Agreement for issuance of non-qualified stock options pursuant to the Frontier Airlines 2004 Equity Incentive Plan to qualifying members of the Company’s Board of Directors (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.25	Summary of Base Salary Compensation Arrangements with Named Executive Officers (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.26

Underwriting Agreement dated December 1, 2005, by and among Frontier Airlines, Inc., Morgan Stanley & Co. Incorporated, and Citigroup Global Markets, Inc. (Exhibit 1.1 to a Form 8-K filed on December 7, 2005).

10.27

Indenture dated December 7, 2005, by and between Frontier Airlines, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.1 to Amendment No. 1 to Frontier’s Registration Statement on Form S-3, File No. 333-128407, filed on November 23, 2005).

10.28	First Supplemental Indenture dated December 7, 2005, by and between Frontier Airlines, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2 to a Form 8-K filed on December 7, 2005).

10.29*	Second Supplemental Indenture dated April 3, 2006, by and among Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., and U.S. Bank National Association, as Trustee.

Exhibit 23 – Consents of Experts:

23.1*	Consent of KPMG LLP.

Exhibit 31 - Certifications

31.1*	Section 302 certification of President and Chief Executive Officer, Jeffery S. Potter.

31.2*	Section 302 certification of Chief Financial Officer, Paul H. Tate.

Exhibit 32 - Certifications

32.1**	Section 906 certifications of President and Chief Executive Officer, Jeffery S. Potter

32.2**	Section 906 certifications of Chief Financial Officer, Paul H. Tate

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES HOLDINGS, INC.

Date: May 26, 2006	By: /s/ Jeffery S. Potter

Jeffery S. Potter, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FRONTIER AIRLINES HOLDINGS, INC.

Date: May 26, 2006	By: /s/ Paul H. Tate

Paul H. Tate, Vice President and
Chief Financial Officer

Date: May 26, 2006	By: /s/ Elissa A. Potucek

Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer

Date: May 26, 2006	By: /s/ Samuel D. Addoms

Samuel D. Addoms, Director

Date: May 26, 2006	By: /s/ William B. McNamara

William B. McNamara, Director

Date: May 26, 2006	By: /s/ Paul Stephen Dempsey

Paul Stephen Dempsey, Director

Date: May 26, 2006	By: /s/ LaRae Orullian

B. LaRae Orullian, Director

Date: May 26, 2006	By: /s/ D. Dale Browning

D. Dale Browning, Director

Date: May 26, 2006	By: /s/ Jim Upchurch

James B. Upchurch, Director

Date: May 26, 2006	By: /s/ Patricia A. Engels

Patricia A. Engels, Director

Frontier Airlines, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines Holdings, Inc.:

We have audited the accompanying balance sheets of Frontier Airlines Holdings, Inc. (formerly Frontier Airlines, Inc.) as of March 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines Holdings, Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frontier Airlines Holdings, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
May 26, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Frontier Airlines Holdings, Inc. (formerly Frontier Airlines, Inc.) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Airlines Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Frontier Airlines Holdings, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Frontier Airlines Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Frontier Airlines Holdings, Inc., as of March 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated May 26, 2006 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Denver, Colorado
May 26, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Frontier Airlines, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2006 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

FRONTIER AIRLINES, INC.

Balance Sheets
March 31, 2006 and 2005

	2006	2005

Assets
Current assets:
Cash and cash equivalents (note 3)	$272,839,478	$171,794,772
Short-term investments (note 3)	—	3,000,000
Restricted investments	35,297,275	28,011,395
Receivables, net of allowance for doubtful accounts of $1,261,000 and $927,000 at March 31, 2006 and 2005, respectively (note 1)	41,691,321	37,748,785
Security and other deposits (note 8)	—	1,900,250
Prepaid expenses and other assets	23,182,351	18,740,220
Inventories, net of allowance of $378,000 and $3,973,000 and March 31, 2006 and 2005, respectively (note 1)	6,623,721	7,564,342
Assets held for sale (note 4)	3,543,035	1,317,334
Deferred tax asset (note 11)	7,780,161	5,472,643

Total current assets	390,957,342	275,549,741
Property and equipment, net (note 5)	510,428,061	455,813,682
Security and other deposits (note 8)	19,597,270	18,662,421
Aircraft pre-delivery payments	40,449,142	22,976,090
Restricted investments	480,726	11,126,307
Deferred loan fees and other assets	8,519,397	7,882,430

Total Assets	$970,431,938	$792,010,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,954,842	$37,240,376
Air traffic liability	153,662,726	112,688,811
Other accrued expenses (note 7)	67,683,431	55,337,203
Current portion of long-term debt (note 10)	22,273,893	18,222,539
Short-term borrowings	—	5,000,000
Deferred revenue and other liabilities (note 6)	12,436,615	5,361,422

Total current liabilities	301,011,507	233,850,351
Long-term debt related to aircraft notes (note 10)	313,481,757	282,792,222
Convertible notes (note 10)	92,000,000	—
Deferred tax liability (note 11)	12,732,807	17,331,125
Deferred revenue and other liabilities (note 6)	22,430,276	20,116,667

Total liabilities	741,656,347	554,090,365

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 36,589,705 and 35,995,342 shares issued and outstanding at March 31, 2006 and March 31, 2005, respectively	36,590	35,995
Additional paid-in capital	192,935,951	188,165,820
Unearned ESOP shares (note 14)	(2,094,000)	(2,270,652)
Accumulated other comprehensive loss, net of tax	150,620	271,267
Retained earnings	37,746,430	51,717,876

Total stockholders’ equity	228,775,591	237,920,306

Commitments and contingencies (notes 2, 8, 10, 13, 14 and 17)
Total Liabilities and Stockholders’ Equity	$970,431,938	$792,010,671

See accompanying notes to the financial statements.

FRONTIER AIRLINES, INC. Statements of Operations Years Ended March 31, 2006, 2005 and 2004

	2006	2005	2004

Revenues:
Passenger - mainline	$878,680,878	$731,821,890	$615,389,565
Passenger- regional partner	92,826,244	84,268,560	11,191,338
Cargo	5,676,883	4,957,731	8,077,106
Other	17,088,741	12,591,260	9,021,133

Total revenues	994,272,746	833,639,441	643,679,142

Operating expenses:
Flight operations	141,315,684	132,022,593	105,255,438
Aircraft fuel	281,906,430	185,821,202	108,862,582
Aircraft lease	94,228,608	87,095,717	70,061,270
Aircraft and traffic servicing	138,491,985	129,469,952	110,377,894
Maintenance	77,238,247	76,678,749	70,443,627
Promotion and sales	82,501,933	76,461,549	65,322,259
General and administrative	48,978,978	48,350,563	36,750,152
Operating expenses - regional partner	106,865,952	92,480,847	14,634,258
Aircraft lease and facility exit costs (note 9)	3,413,932	—	5,371,799
(Gains) losses on sales of assets, net	(1,144,041)	84,610	1,837,550
Impairments	—	5,123,224	3,560,151
Depreciation	28,372,292	26,497,930	23,719,743

Total operating expenses	1,002,170,000	860,086,936	616,196,723

Operating income (loss)	(7,897,254)	(26,447,495)	27,482,419

Nonoperating income (expense):
Interest income	9,365,958	3,757,596	2,074,050
Interest expense	(21,758,135)	(13,184,345)	(13,961,074)
Emergency Wartime Supplemental Appropriations Act (note 18)	—	—	15,024,052
Loss on early extinguishment of debt	—	—	(9,815,517)
Other, net	(179,340)	36,148	(346,434)

Total nonoperating expense, net	(12,571,517)	(9,390,601)	(7,024,923)

Income (loss) before income tax expense (benefit)	(20,468,771)	(35,838,096)	20,457,496

Income tax expense (benefit)	(6,497,325)	(12,407,910)	7,822,361

Net income (loss)	$(13,971,446)	$(23,430,186)	$12,635,135

Earnings (loss) per share:
Basic	$(0.39)	$(0.66)	$0.39

Diluted	$(0.39)	$(0.66)	$0.36

Weighted average shares of common stock outstanding:
Basic	36,166,972	35,641,370	32,732,567
Diluted	36,166,972	35,641,370	35,276,416

See accompanying notes to the financial statements.

FRONTIER AIRLINES, INC.

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) Years Ended March 31, 2006, 2005 and 2004

	Common Stock	Additional paid-in capital	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balances, March 31, 2003	29,674	96,424,525	—	—	62,512,927	158,967,126
Net income	—	—	—	—	12,635,135	12,635,135
Other comprehensive loss - unrealized loss on derivative instruments, net of tax of $85,000	—	—	—	(137,785)	—	(137,785)

Total comprehensive income						12,497,350

Sale of common stock, net of offering costs of $257,000	5,050	81,072,096	—	—	—	81,077,146
Exercise of common stock options	227	1,000,487	—	—	—	1,000,714
Tax benefit from exercises of stock options	—	1,261,937	—	—	—	1,261,937
Equity adjustment for the repricing of warrants issued in conjunction with a debt agreement	—	116,701	—	—	—	116,701
Contribution of common stock to employees stock ownership plan	646	5,202,640	(5,203,286)	—	—	—
Amortization of employee stock compensation	—	—	3,020,652	—	—	3,020,652

Balances, March 31, 2004	$35,597	$185,078,386	$(2,182,634)	$(137,785)	$75,148,062	$257,941,626
Net loss	—	—	—	—	(23,430,186)	(23,430,186)
Other comprehensive income - unrealized gain on derivative instruments, net of tax of $246,000	—	—	—	409,052	—	409,052

Total comprehensive loss						(23,021,134)

Exercise of common stock options	52	336,775	—	—	—	336,827
Tax benefit from exercises of stock options	—	(288,503)	—	—	—	(288,503)
Contribution of common stock to employees stock ownership plan	346	3,027,190	(3,027,536)	—	—	—
Amortization of employee stock compensation	—	—	2,939,518	—	—	2,939,518
Capital contribution		11,972				11,972

Balances, March 31, 2005	$35,995	$188,165,820	$(2,270,652)	$271,267	$51,717,876	$237,920,306
Net loss	—	—	—	—	(13,971,446)	(13,971,446)
Other comprehensive loss - unrealized loss on derivative instruments, net of tax of $74,000	—	—	—	(120,647)	—	(120,647)

Total comprehensive loss						(14,092,093)

Exercise of common stock options	195	1,550,993	—	—	—	1,551,188
Tax benefit from exercises of stock options	—	280,966	—	—	—	280,966
Contribution of common stock to employees stock ownership plan	400	2,791,600	(2,792,000)	—	—	—
Amortization of employee stock compensation	—	146,572	2,968,652	—	—	3,115,224

Balances, March 31, 2006	36,590	192,935,951	(2,094,000)	150,620	37,746,430	228,775,591

See accompanying notes to the financial statements.

FRONTIER AIRLINES, INC.

Statements of Cash Flows
Years ended March 31, 2006, 2005, and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(13,971,446)	$(23,430,186)	$12,635,135
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Compensation expense under long-term incentive plans and employee ownership plans	3,115,224	2,939,518	2,498,700
Depreciation and amortization	29,438,984	27,123,642	25,411,877
Impairment recorded on property and equipment	—	3,860,342	3,047,482
Provisions recorded on inventories	—	1,262,882	617,749
Write off of deferred loan costs	—	—	9,815,517
(Gains) losses on disposal of equipment and other, net	(1,058,290)	482,669	1,501,465
Unrealized derivative losses (gains), net	2,163,486	(2,837,000)	(469,394)
Deferred tax expense	(6,551,333)	(12,514,853)	9,957,271
Changes in operating assets and liabilities:
Restricted investments	3,325,701	(7,916,066)	(13,057,670)
Receivables	(3,942,536)	(11,409,993)	(451,660)
Income taxes receivable	—	231,651	24,363,525
Security and other deposits	96,150	(304,925)	(328,127)
Prepaid expenses and other assets	(4,442,131)	(5,646,721)	(3,590,110)
Inventories	404,762	(2,700,651)	(785,486)
Other assets	639,537	1,150,746	1,352,536
Accounts payable	7,714,466	6,073,208	4,512,197
Air traffic liability	40,973,915	29,349,251	24,463,937
Other accrued expenses	12,346,228	11,031,932	22,007,937
Deferred revenue and other liabilities	9,388,802	2,494,153	4,514,925

Net cash provided by operating activities	79,641,519	19,239,599	128,017,806

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(36,116,717)	(21,436,210)	(39,986,696)
Aircraft lease and purchase deposits returned or applied to aircraft	19,512,916	23,008,434	33,541,079
Decrease in restricted investments	2,034,000	3,481,600	2,443,500
Decrease (increase) in short-term investments	3,000,000	57,600,000	(55,265,000)
Proceeds from the sale of property and equipment and assets held for sale	9,842,873	80,962,695	341,435
Capital expenditures	(93,775,079)	(128,775,506)	(134,650,799)

Net cash provided by (used in) investing activities	(95,502,007)	14,841,013	(193,576,481)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	1,551,188	348,799	82,077,860
Payment to bank for compensating balance	(2,000,000)	—	—
(Payments) proceeds from short-term borrowings	(5,000,000)	5,000,000	—
Proceeds from long-term borrowings	146,700,000	22,000,000	98,500,000
Payment of financing fees	(4,386,883)	(1,270,839)	(1,231,201)
Principal payments on long-term borrowings	(19,959,111)	(18,372,529)	(83,324,659)

Net cash provided by financing activities	116,905,194	7,705,431	96,022,000

Net increase in cash and cash equivalents	101,044,706	41,786,043	30,463,325

Cash and cash equivalents, beginning of year	171,794,772	130,008,729	99,545,404

Cash and cash equivalents, end of year	$272,839,478	$171,794,772	$130,008,729

See accompanying notes to the financial statements.

FRONTIER AIRLINES, INC.

Notes to Financial Statements March 31, 2006

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Frontier Airlines, Inc. (“Frontier” or the “Company”) provides air transportation for passengers and freight. Frontier was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994. The Company, in conjunction with its regional jet partner Frontier JetExpress, currently operates routes linking from its Denver hub to 47 cities coast to coast and seven cities in Mexico. The Company also provides service to Cancun, Mexico from five non-hub cities and service to Puerto Vallarta, Mexico from Kansas City, Missouri. The Company operates a fleet of 43 Airbus A319 aircraft and seven Airbus A318 aircraft, and nine CRJ 700 aircraft (operated by Horizon Air Industries, Inc.) from its base in Denver, and has approximately 4,800 employees as of March 31, 2006.

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

Investment Securities

Investment securities consist of the following: (a) Bond money market funds and commercial paper with maturities of less than three months, classified as held-to-maturity and are carried at amortized cost which approximates fair value; (b) Money market funds and auction rate securities, classified as available for sale securities and stated at fair value. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Interest income is recognized when earned

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

Restricted Investments

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

Valuation and Qualifying Accounts

The following table summarizes our valuation and qualifying accounts as of March 31, 2006, 2005, and 2004, and the associated activity for the years then ended.

	Allowance for Doubtful Accounts	Allowance for Inventory

Balance at March 31, 2003	237,000	2,478,000

Additional expenses	593,000	618,000
Deductions	(605,000)	(105,000)

Balance at March 31, 2004	225,000	2,991,000

Additional expenses	1,012,000	1,263,000
Deductions	(310,000)	(281,000)

Balance at March 31, 2005	$927,000	$3,973,000

Additional expenses	579,000	169,000
Deductions	(245,000)	(165,000)
Transfer to assets held for sale	—	(3,599,000)

Balance at March 31, 2006	$1,261,000	$378,000

The allowance for doubtful accounts is primarily based on the specific identification method.

Inventories

Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft plus allowances for spare parts currently identified as excess to reduce the carrying costs to lower of cost or market.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

Assets held for sale

Assets held for sale are valued at the lower of the carrying amount or the estimated market value less selling costs. The Company monitors resale values for Boeing spare parts and rotables quarterly using an analysis of current sales and estimates obtained from outside vendors.

Property and Equipment

Property and equipment are carried at cost. Major additions, betterments and renewals are capitalized. Depreciation is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

Description	Lives

Aircraft, spare aircraft parts and flight equipment	7 - 25 years
Improvements to leased aircraft	Life of improvements or term of lease, whichever is less.
Capitalized software	3 years
Ground property; equipment and leasehold improvements	3 - 5 years or term of lease, which ever is less

Residual values for aircraft are at 25% of the aircraft cost.

Manufacturers’ and Lessor Credits

The Company receives credits in connection with its purchase and lease of aircraft for engines, auxiliary power units and other rotable parts. These credits are deferred until the aircraft, engines, auxiliary power units and other rotable parts are delivered and then applied as a reduction of the cost of the related equipment. The Company also receives credits in connection with certain aircraft lease agreements. These credits are recognized as a credit to lease expense over the lease term.

Deferred Loan Fees

Deferred loan fees, including the estimated fair value of warrants issued to the lenders, are deferred and amortized over the term of the related debt obligation. During the year ended March 31, 2004, the Company wrote off $9,816,000 in deferred loan costs associated with the prepayment of the government guaranteed loan.

Fair Value of Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 2006 and 2005 with exception of its fixed rate loans. The estimated fair value of the Company’s fixed rate loans based on current rates available to the Company for debt of the same remaining maturity was approximately $125,981,000 as compared to the carrying amount of $129,100,000 at March 31, 2006. The estimated fair value of the Company’s fixed rate loans based on current rates available to the Company for debt of the same remaining maturity was approximately $36,732,000 as compared to the carrying amount of $39,711,000 at March 31, 2005.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

Revenue Recognition

Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees. Revenues for tickets sold but not yet recognized are included in the accompanying balance sheets as air traffic liability. We do not recognize as revenue the amount of credits estimated to be granted after the date a ticket expires.

Frontier Jet Express

In September 2003, the Company signed a 12-year agreement with Horizon Air Industries, Inc. (“Horizon”), under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 and replaced the Company’s codeshare with Mesa Airlines, which terminated in December 2003. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that the Horizon agreement contains leases as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time. Frontier establishes the scheduling, routes and pricing of the flights operated as “Frontier JetExpress” under the agreement. EITF 01-08 was effective for new arrangements or arrangements modified after the beginning of an entity’s next reporting period after May 28, 2003. The assessment of whether an arrangement contains a lease is made at the inception of or upon modification of an arrangement. Therefore, we began recording revenues and expenses related to the Horizon Agreement gross, as opposed to net, upon inception of service. Prior to the implementation of EITF 01-08, JetExpress revenues were reduced by related expenses and reported net as other revenues. Revenues are pro-rated to the segment operated by the regional partner based on miles flown and are included in passenger revenues – regional partner. Expenses directly related to the flights flown by the regional partner are included in operating expenses – regional partner. The Company allocates indirect expenses between mainline and JetExpress operations by using regional partner departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

Amounts included in other revenues for the years ended March 31, 2006, 2005, and 2004 were approximately as follows:

	Year Ended March 31
	2006	2005	2004

Mesa revenues	$—	$—	$25,155,000
Mesa expenses	—	—	(23,438,000)

Net amount in other revenues	$—	$—	$1,717,000

Passenger Traffic Commissions and Related Expenses

Passenger traffic commissions and related expenses are expensed when the transportation is provided and the related revenue is recognized. Passenger traffic commissions and related expenses not yet recognized are included as a prepaid expense.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

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

Effective January 1, 2003, the Company and GE Engine Services, Inc. (“GE”) executed an engine services agreement (the “Services Agreement”) covering the scheduled and unscheduled repair of Airbus engines, which was subsequently modified in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the agreement term coincides with the initial lease term of 12 years. Under the terms of the Services Agreement, the Company agreed to pay GE an annual rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company’s engines on Airbus aircraft as required during the term of the Services Agreement, subject to certain exclusions. The Company believes the rate per-engine hour approximates the periodic cost the Company would have incurred to service those engines. Accordingly, these payments are expensed as the obligation is incurred.

Advertising Costs

The Company expenses the costs of advertising as promotion and sales expense in the year incurred. Advertising expense was $9,588,000, $10,803,000 and $7,897,000 for the years ended March 31, 2006, 2005 and 2004, and the amount of expense recognized related to advertising barter transactions were $2,104,000, $2,051,000, and $1,635,000, respectively. During the years ended March 31, 2006, 2005 and 2004, the amount of revenue recognized related to advertising barter transactions were $1,511,000, $2,324,000, and $611,000, respectively. Prepaid barter expenses as of March 31, 2006 and 2005 were $799,000 and $474,000, respectively.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and net operating losses and tax credit carryforwards. A valuation allowance for deferred tax assets is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

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

Customer Loyalty Program

The Company offers EarlyReturns, a frequent flyer program to encourage travel on its airline and customer loyalty. The Company accounts for the EarlyReturns program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food and beverages, fuel, liability insurance, and ticketing costs. The incremental costs do not include allocations of overhead expenses, salaries, aircraft cost or flight profit or losses. The Company does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. The Company believes this is appropriate because the large majority of these participants are not expected to earn a free flight award. The Company does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to us is negligible.

As of March 31, 2006 and 2005, the Company estimated that approximately 193,000 and 102,000 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 15,000-mile free round-trip domestic ticket award threshold. As of March 31, 2006 and 2005, the Company had recorded a liability of approximately $2,776,000 and $1,275,000, respectively, for these rewards.

The Company also sells points in EarlyReturns to third parties. The portion of the sale that is for travel is deferred and recognized as passenger revenue when the Company estimates the transportation is provided. The remaining portion, referred to as the marketing component, is recognized as a reduction of sales and promotion expense in the month received.

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

The Company accounts for all fees received under the co-branded credit card program by allocating the fees between the portion that represents the estimated value of the subsequent travel award to be provided, and the portion which represents a marketing fee to cover marketing and other related costs to administer the program. This latter portion (referred to as the marketing component) represents the residual after determination of the value of the travel component. The component representing travel is determined by reference to an equivalent restricted fare, which is used as a proxy for the value of travel of a frequent flyer mileage award. The travel component is deferred and recognized as revenue over the estimated usage period of the frequent flyer mileage awards of 20 months. The Company has estimated the period over which the frequent flier mileage awards will be used based on the history of usage of the frequent flier

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

mileage awards. The Company records the marketing component of the revenue earned under this agreement as a reduction of sales and promotion expenses in the month received.

For the year ended March 31, 2006, the Company earned total fees of $24,986,000 under the credit card agreement. Of that amount, $19,686,000 was deferred as the travel award component, and the remaining marketing component of $5,300,000 was recognized as a reduction to sales and promotions expense. For the year ended March 31, 2005, the Company earned total fees of $12,227,000. Of that amount, $8,455,000 was deferred as the travel award component, and the remaining marketing component of $3,772,000 was recognized as a reduction to sales and promotions expense. For the year ended March 31, 2004, the Company earned total fees of $4,245,000. Of that amount, $3,286,000 was deferred as the travel award component, and the remaining marketing component of $959,000 was recognized as a reduction to sales and promotions expense. Amortization of deferred revenue recognized in earnings during the years ended March 31, 2006, 2005 and 2004 was $11,059,000, $4,396,000 and $786,000, respectively.

Supplemental Disclosure of Cash Flow Information

Cash Paid During the Year for:

	2006	2005	2004

Interest	$18,911,401	$12,345,237	$9,836,737
Taxes	$7,128	$160,598	$312,484

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

The Company enters into derivative transactions to hedge the interest payments associated with a portion of its LIBOR-based borrowings and fuel purchases. The Company has designated an interest rate swap as a qualifying cash flow hedge. This transaction is accounted for as a cash flow hedge under SFAS 133. As a result, the Company records these instruments at fair market value and recognizes changes in the unrealized gain or loss in OCI, net of taxes. The Company also enters into derivative transactions to reduce exposure to the effect of fluctuations in fuel prices. These transactions are accounted for as trading instruments under SFAS 133. As a result, the Company records these instruments at fair market value and recognizes realized and unrealized gains and losses in aircraft fuel expense.

Self-Insurance

The Company is self-insured for the majority of the group health insurance costs, subject to specific retention levels. The Company records its liability for health insurance claims based on our estimate of claims that have been incurred but not reported.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

The Company is also self-insured for the majority of our workers’ compensation cost. The liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed basis, up to a maximum amount, based on reserves for these claims that are established by a third-party administrator.

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

	2006	2005 (1)	2004

Net income (loss) as reported	$(13,971,446)	$(23,430,186)	$12,635,135
Add: stock-based compensation expense included in reported net loss, net of tax	91,168	—	—
Less: total compensation expense determined under fair value method, net of tax	(532,507)	(4,201,805)	(1,862,553)

Pro forma net income (loss)	$(14,412,785)	$(27,631,991)	$10,772,582

Earnings (loss) per share, basic:
As Reported	$(0.39)	$(0.66)	$0.39

Pro Forma	$(0.40)	$(0.78)	$0.33

Earnings (loss) per share, diluted:
As Reported	$(0.39)	$(0.66)	$0.36

Pro Forma	$(0.40)	$(0.78)	$0.31

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R), revised SFAS 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the effective date for SFAS 123(R) was changed to the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) on April 1, 2006 and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all stock-based payments granted,

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

modified or settled after April 1, 2006 as well as for any awards that were granted prior to April 1, 2006 for which requisite service has not been provided as of April 1, 2006. The Company will recognize stock-based compensation expense on awards granted subsequent to April 1, 2006 using the fair values determined by a valuation model prescribed by SFAS(R). The stock-based compensation expense on awards granted prior to April 1, 2006 will be recognized using the fair values determined for the pro forma disclosures on stock-based compensation. The amount of stock-based compensation expense that will be recognized on awards that have not fully vested will exclude the compensation expense cumulatively recognized in the pro forma disclosures on stock-based compensation and will include adjustments for estimated forfeitures. Unrecognized non-cash stock-based compensation expense related to unvested options and awards outstanding as of March 31, 2006 was approximately $2,727,000, and will be recorded over the remaining vesting periods of one to five years. This estimate is based on the number of unvested options and awards currently outstanding and could change based on the number of options granted or forfeited in fiscal year 2007.

(1)

In September and October of 2004, when the stock price was $8.21 and $7.63, respectively, the Company’s Board of Directors approved that certain of the Company’s stock options with exercise prices in excess of the stock’s current market price be modified to accelerate vesting. The purpose of the accelerated vesting was to enable the Company to avoid recognizing stock-based compensation expense in its statement of operations associated with these options in future periods upon adoption of SFAS No. 123(R). As a result, a total of 671,500 options became immediately vested. These options originally vested between October 2004 and March 2009. Exercise prices for these options ranged from $8.00 to $24.17 per share. There were 35 employees affected by the modification. The total accelerated expense as a result of the modification is approximately $2,997,000, net of taxes, and is included in the fiscal year 2005 pro forma numbers presented in the table above.

New Accounting Standards

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Correction, replacing APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial assets to be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that the correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement 154 to have a material impact on its financial position or results of operations.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

2. Derivative Instruments

Fuel Hedging

We are exposed to the effects of changes in the price and availability of aircraft fuel. To manage this risk, the Company initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the Company receives the difference between a fixed swap price and a price based on an agreed upon published spot price for jet fuel. If the index price is higher than the fixed price, the Company receives the difference between the fixed price and the index price. If the index price is lower, the Company pays the difference. A collar agreement has a cap price, a primary floor price, and, in the case of a three-way collar, a secondary floor price. When the U.S. Gulf Coast Pipeline Jet index price or WTI price is above the cap, the Company receives the difference between the index and the cap. When the index price is below the primary floor but above the secondary floor, the Company pays the difference between the index and the primary floor. However, when the price is below the secondary floor, the Company is only obligated to pay the difference between the primary and secondary floor prices. When the price is between the cap price and the primary floor, no payments are required.

The Company had the following swap and collar agreements outstanding at March 31, 2006 and 2005, which had fair values of $976,000 and $3,319,000, respectively:

March 31, 2006:

Contract date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

November 2005	Jet A	50,000	April 1, 2006 – June 30, 2006	$1.83 per gallon, with a floor of $1.6925 per gallon	16%

March 31, 2005:

Contract date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

November 2004	Jet A	75,000	April 1, 2005 – June 30, 2005	$1.34 per gallon, with a floor of $1.20 per gallon	28%

*	Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.

**	One barrel is equal to 42 gallons.

These fuel hedges have been designated as trading instruments, as such realized and unrealized gains are included in aircraft fuel expense. The results of operations for the year ended March 31, 2006, 2005 and 2004 include unrealized derivative gains of $976,000, $3,139,000 and $302,000, respectively. Additionally, realized gains of $2,199,000, $4,465,000 and $1,085,000 were recorded as reductions of fuel expense for the years ended March 31, 2006, 2005 and 2004, respectively.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

Interest Rate Hedging Program

In March 2003, the Company entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge the interest payments associated with a portion of its LIBOR-based borrowings through June 30, 2007. Under the interest rate swap agreement, the Company is paying a fixed rate of 2.45% and receiving a variable rate based on the three month LIBOR, which is reset quarterly. Interest expense for the year ended March 31, 2006 was reduced by $216,000 for settlement payments received from the counter party for the period. Interest expense for the years ended March 31, 2005 and 2004 includes $177,000 and $351,000, respectively, of settlement amounts paid or payable to the counter party for the period. At March 31, 2006 and 2005, the Company’s interest rate swap agreement had estimated values of $105,000 and $300,000, respectively, and were included in deferred loan fees and other assets.

Changes in the fair value of interest rate swaps designated as hedging instruments are reported in accumulated other comprehensive income included in stockholders’ equity. Approximately $194,000 of unrealized gains are included in accumulated other comprehensive income included in stockholders’ equity, net of income taxes of $74,000, for the year ended March 31, 2006. Approximately $655,000 of unrealized losses are included in accumulated other comprehensive income included in stockholders’ equity, net of income taxes of $246,000, for the year ended March 31, 2005. The unrealized gains and losses are expected to be reclassified into interest expense as a yield adjustment in the same period in which the related interest payments on the LIBOR-based borrowings effects earnings.

3. Investment securities

Investment securities at March 31, 2006 and 2005 consisted of the following:

	2006	2005

Available-for-sale securities:

Money market funds (1)	$118,236,857	—
Auction rate securities collateralized by student loan bonds and corporate debt (2)	—	3,000,000

	118,236,857	3,000,000

Held-to-maturity securities:
Bond money market funds (1)	—	33,699,968
Commercial paper (1)	121,673,447	23,977,360

	121,673,447	57,677,328

Total	$239,910,304	$60,677,328

(1)	Reported in cash and cash equivalents

(2)	Reported in short-term investments

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

There were no unrealized gains or losses on these investments for the years ended March 31, 2006, 2005 and 2004. Contractual maturities of all held-to-maturity securities mature in three months or less.

4. Assets Held For Sale

In April 2005, the Company retired the remaining Boeing aircraft and has classified all remaining Boeing aircraft rotable spare parts and expendable inventories as “assets held for sale.” As such, these assets have been valued at the lower of the carrying amount or the estimated market value less selling costs.

In August 2004, the Company began selling Boeing spare parts and entered into agreements with two vendors to sell these parts on a consignment basis. The Company monitors resale values for Boeing parts quarterly using estimates obtained from outside vendors. Based on the current market prices and recent sales history, the Company has determined that there is currently no additional impairment required for the Boeing rotable spare parts and expendable inventories for the year ending March 31, 2006. During the years ending March 31, 2005 and 2004, the Company recorded total impairments on Boeing rotable spare parts and expendable inventories of $5,123,000 and $3,560,000, respectively, due to declines in the resale values of these parts.

Gains and losses that resulted from the sale of these assets are recognized as they are sold and reported in income from operations as a component of (gains) losses on sales of assets, net. During the years ended March 31, 2006 and 2005, the Company realized net gains of $1,333,000 and $66,000, respectively, on the sale of these assets.

5. Property and Equipment, Net

At March 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005

Aircraft, spare aircraft parts, and improvements to leased aircraft	$555,573,781	$489,324,022
Ground property, equipment and leasehold improvements	35,937,251	33,405,140
Computer software	6,584,568	5,118,956
Construction in progress *	1,597,477	231,397

	599,693,077	528,079,515
Less accumulated depreciation	(89,265,016)	(72,265,833)

Property and equipment, net	$510,428,061	$455,813,682

*	Airbus flight equipment and manufacturers’ credits received or earned but not yet placed in service totaled approximately $4,106,000 and $62,000, at March 31, 2006 and 2005, respectively.

In October 2004 and December 2005, the Company completed sale-leaseback transactions for three Airbus 319 engines on the same day the transaction for the purchase closed. As such, no gain or loss was recorded on these transactions in fiscal years 2006 and 2005. The Company agreed to lease these engines over 10-year terms. During the year ended March 31, 2004, the Company completed a sale-leaseback transaction of

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

an Airbus A319 aircraft resulting in a loss of $1,323,000. This charge is included in the losses on sales of assets in the statement of operations. The Company agreed to lease this aircraft over a 12-year term.

6. Deferred Revenue and Other Liabilities

At March 31, 2006 and 2005, deferred revenue and other liabilities is comprised of the following:

	2006	2005

Deferred revenue related to co-branded credit card	$15,184,792	$6,557,945
Deferred rent	19,092,803	18,271,668
Other	589,296	648,476

Total deferred revenue and other liabilities	34,866,891	25,478,089
Less: current portion	(12,436,615)	(5,361,422)

	$22,430,276	$20,116,667

7. Other Accrued Expenses

The March 31, 2006 and 2005 other accrued expenses is comprised of the following:

	2006	2005

Accrued salaries and benefits	$35,202,825	$30,340,973
Federal excise and other passenger taxes payable	23,715,483	15,829,706
Property and income taxes payable	2,529,165	2,279,718
Remaining lease payments for aircraft and facilities abandoned before lease termination date	174,559	1,063,022
Other	6,061,399	5,823,784

	$67,683,431	$55,337,203

8. Lease Commitments

Aircraft Leases

At March 31, 2006 and 2005, the Company operated 34 and 33 leased aircraft, respectively, which are accounted for under operating lease agreements with initial terms of 12-years. Security deposits related to leased aircraft and future leased aircraft deliveries at March 31, 2006 and 2005 totaled $16,984,000 and $17,853,000, respectively, and are reported in the balance sheets in security and other deposits. Letters of credit issued to certain aircraft lessors in lieu of cash deposits and the related restricted investments to secure these letters of credit at March 31, 2005 totaled $2,034,000 and none at March 31, 2006.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

In addition to scheduled future minimum lease payments, the Company is required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are included in maintenance expense. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property.

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

At March 31, 2006, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total

2007	$116,929,201	$22,016,171	$138,945,372
2008	121,210,707	17,857,208	139,067,915
2009	121,210,707	17,411,989	138,622,696
2010	121,210,707	16,020,500	137,231,207
2011	121,210,707	4,899,824	126,110,531
Thereafter	602,748,745	14,678,856	617,427,601

Total minimum lease payments	$1,204,520,774	$92,884,548	$1,297,405,322

Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 2006, 2005 and 2004 was $138,911,000, $130,205,000, and $98,473,000, respectively.

9. Aircraft Lease and Facility Exit Costs

During the year ended March 31, 2006, the Company ceased using three of its Boeing 737-300 leased aircraft with original lease termination dates in June 2005, August 2005 and May 2006. The Company negotiated an early return and one-time payment for the one aircraft with an original lease termination date of May 2006. This resulted in a charge of $3,311,888, representing the estimated fair value of the remaining lease payments and a negotiated one-time termination payment. During the year ended March 31, 2006, the Company also recorded $102,044 of facility lease exit costs related to a property in which a sublease was not obtained in a period originally estimated for an airport exited in fiscal year 2005. This reflects the Company’s revised estimated future payments on this lease. These charges are reported in the Statement of Operations as aircraft and facility lease exit costs.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

During the year ended March 31, 2005, the Company ceased providing air service to a city with an airport facility lease. This resulted in a charge of $50,292.

During the year ended March 31, 2004, the Company ceased using three of its Boeing 737-200 leased aircraft, two of which had lease terminations in October 2003 and one with a lease termination date in October 2005. This resulted in a charge of $5,054,232, representing the estimated fair value of the remaining lease payments and the write-off of the unamortized leasehold improvements on the aircraft. During the year ended March 31, 2004, the Company also closed its El Paso, Texas maintenance facility which had a lease termination date of August 2007 resulting in a charge of $317,567, representing the estimated fair value of the remaining lease payments. These charges are reported in the Statement of Operations as aircraft lease and facility exit costs.

A summary of the activity charged to the aircraft and property lease termination liabilities are as follows:

	Aircraft	Facility	Total

Initial accrual	$3,591,739	$317,567	$3,909,306
Lease payments	(1,042,338)	(42,459)	(1,084,797)

Balance, March 31, 2004	2,549,401	275,108	2,824,509
Additions	—	50,292	50,292
Lease payments	(1,616,601)	(75,832)	(1,692,433)

Balance, March 31, 2005	$932,800	$249,568	$1,182,368
Additions	3,311,888	102,044	3,413,932
Lease payments	(4,244,688)	(141,726)	(4,386,414)

Balance, March 31, 2006	$—	$209,886	$209,886

FRONTIER AIRLINES, INC.

Notes to Financial Statement, Continued

10. Long-term Debt and Short-term Borrowings

  Long-term debt and short-term borrowings at March 31, 2006 and 2005 consisted of the following:

	2006	2005

Unsecured Debt
Convertible Notes, fixed interest rate of 5.0% (1)	$92,000,000	$—
Credit Facility (2)	—	5,000,000

Debt Secured by Aircraft
Aircraft notes payable, fixed interest rates with a 6.62% weighted average interest rate (3)	37,099,863	39,711,187
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 6.51% at March 31, 2006 (4)	294,042,129	261,303,574
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 8.38% at March 31, 2006 (5)	4,613,658	—

Total Debt	427,755,650	306,014,761

Less: current maturities	(22,273,893)	(23,222,539)

Long-term debt	$405,481,757	$282,792,222

(1)	Convertible Notes due 2025

On December 7, 2005, the Company completed the sale of $92,000,000 aggregate principal amount of 5.0% Convertible Notes due 2025 (“Convertible Notes”) in a public offering pursuant to the Company’s shelf registration statement. Interest is payable semi-annually, beginning on June 15, 2006. The Convertible Notes are unsecured and rank effectively junior in right of payment to existing and future secured debt, including the Company’s Credit Facility and aircraft notes. At any time on or after December 20, 2010, the Company may redeem any of the Convertible Notes for cash at a redemption price of 100% of the principal amount plus accrued interest. Holders may require the Company to repurchase the Convertible Notes for cash at a repurchase price of 100% of the principal amount plus accrued interest on December 15, 2010, 2015 and 2020.

The Convertible Notes are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion rate of 96.7352 shares per principal amount of notes (representing a conversion price of approximately $10.34 per share), subject to certain adjustments, at any time prior to maturity. Upon conversion, the Company will have the right to deliver a combination of cash and shares of common stock. In addition, holders of the Convertible Notes have the right to require the Company to repurchase the notes upon the occurrence of a specified designated event at a price of 100% of the principal amount plus accrued interest. Upon the occurrence of a specified designated event prior to

FRONTIER AIRLINES, INC.

Notes to Financial Statement, Continued

December 15, 2010, the conversion rate will be increased by a specified number of shares for a maximum of 2,224,910 additional shares issued.

The Company incurred and capitalized $3,241,000 in fees which are included in deferred loan fees and other assets. The debt issuance costs will be amortized using the effective interest rate method over the shortest period in which the note holders may require the Company to repurchase the notes, which is five-years.

(2)	Credit Facility

In March 2005, the Company entered into a two-year revolving credit facility (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes. Under this facility, the Company may borrow the lesser of $13,000,000 (“maximum commitment amount”) or 50% of the current market value of pledged eligible spare parts. Letters of credit available is the maximum commitment amount under the facility less current borrowings. Interest under the Credit Facility is based on the Eurodollar rate plus a margin of 3.75% or prime plus a margin of 2.0%, for Eurodollar borrowings and alternative base rate borrowings, respectively. In addition, there is a quarterly commitment fee of 0.50% per annum of the unused portion of the facility based on the maximum commitment amount. The agreement contains a covenant that will not permit the Company to maintain an unrestricted cash and cash equivalent position of less than $120,000,000, with a 30-day cure period. The amount available for borrowings under the Credit Facility based on the current market value of the pledged eligible spare parts at March 31, 2006 was $11,299,000, which was reduced by letters of credit issued of $9,500,000. Amounts borrowed under this facility were $0 and $5,000,000 at March 31, 2006 and 2005, respectively.

(3)	Secured Aircraft Notes payable – fixed interest rates

During the year ended March 31, 2002, the Company entered into a credit agreement to borrow up to $72,000,000 for the purchase of three Airbus aircraft with a maximum borrowing of $24,000,000 per aircraft. During the year ended March 31, 2003, the Company entered into a sale-leaseback transaction for one of these purchased aircraft and repaid the loan with the proceeds of the sale. The two remaining aircraft loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. The remaining loans require monthly principal and interest payments of $218,110 and $215,000, respectively, bear interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan.

(4)	Secured Aircraft Notes payable – variable interest rates

During the years ended March 31, 2003 through March 31, 2006, the Company borrowed $341,400,000 for the purchase of 14 Airbus aircraft. These loans have terms of 12 years with floating interest rates adjusted based on three and six month LIBOR rates plus a margins of 1.25% to 2.25%. These loans bear interest at rates of 5.63% to 7.14%, respectively, at March 31, 2006 with maturities in May 2014 to July 2017. At the end of the term, there are balloon payments ranging from $2,640,000 to $7,770,000, respectively.

FRONTIER AIRLINES, INC.

Notes to Financial Statement, Continued

(5)	Junior Secured Aircraft Notes payable – variable interest rates

During the year ended March 31, 2006, the Company borrowed $4,900,000 for the purchase of an Airbus aircraft. This junior loan has a seven-year term with quarterly installments currently of $244,000. The loan bears interest at a floating interest rate adjusted quarterly based on LIBOR plus a margin of 3.75%, which was 8.38% at March 31, 2006.

Maturities of long-term debt, including balloon payments, are as follows:

2007	$22,273,893
2008	23,544,214
2009	24,910,424
2010	26,339,372
2011	27,855,974
Thereafter	302,831,773

$427,755,650

In July 2005, the Company entered into an agreement with a financial institution for a $5,000,000 revolving line of credit that allows the Company to issue letters of credit up to $3,500,000. As of March 31, 2006, the Company has utilized $2,491,000 under this agreement for standby letters of credit that provide credit support for certain facility leases, which reduced the amount available for borrowings to $2,509,000. A cash compensating balance of $2,000,000 is required to be maintained and to secure the letters of credit, which has been classified as a restricted investment on the balance sheet.

At March 31, 2006, the Company was in compliance with the covenants for all debt and lease agreements.

FRONTIER AIRLINES, INC.

Notes to Financial Statement, Continued

11. Income Taxes

Income tax expense (benefit) for the years ended March 31, 2006, 2005, and 2004 is presented below:

	Current	Deferred	Total

Year ended March 31, 2006:
U.S. Federal	$—	$(6,410,261)	$(6,410,261)
State and local	$54,008	(141,072)	(87,064)

	$54,008	$(6,551,333)	$(6,497,325)

Year ended March 31, 2005:
U.S. Federal	$—	$(11,822,849)	$(11,822,849)
State and local	106,943	(692,004)	(585,061)

	$106,943	$(12,514,853)	$(12,407,910)

Year ended March 31, 2004:
U.S. Federal	$(1,891,662)	$10,851,098	$8,959,436
State and local	(243,248)	(893,827)	(1,137,075)

	$(2,134,910)	$9,957,271	$7,822,361

The differences between the Company’s effective rate for income taxes and the federal statutory rate of 35% are shown in the following table:

	2006	2005	2004

Income tax expense (benefit) at the statutory rate	$(7,164,070)	$(12,543,334)	$7,160,123
State and local income tax, net of federal income tax benefit	(579,266)	(931,791)	646,449
Valuation allowance recorded against certain state net operating loss carryforwards	273,151	262,160	—
Nondeductible expenses	731,427	649,700	573,643
Adjustment to deferred taxes previously provided	76,350	—	(557,854)
Other	165,083	155,355	—

	$(6,497,325)	$(12,407,910)	$7,822,361

Effective tax rate	31.7%	34.6%	38.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at March 31, 2006 and 2005 are presented below:

FRONTIER AIRLINES, INC.

Notes to Financial Statement, Continued

	2006	2005

Deferred tax assets:
Accrued vacation	$3,495,087	$3,221,523
Accrued workers compensation liability	1,972,821	1,337,932
Deferred rent	7,222,807	6,870,147
Impairments recorded on inventory and fixed assets	2,187,923	3,067,165
Net operating loss carryforwards	95,011,866	75,357,782
Alternative minimum tax credit carryforward	1,757,517	1,757,517
Accruals	2,339,801	788,868
Deferred loan fees and other assets	48,180	—
Other	225,678	1,536,672

Deferred tax assets	114,261,680	93,937,606
Valuation allowance	(535,311)	(262,160)

Net deferred tax assets	113,726,369	93,675,446

Deferred tax liabilities:
Property and Equipment	(117,235,484)	(103,627,616)
Deferred loan fees and other assets	—	(1,180,368)
Prepaid commissions	(805,128)	(363,615)
Other	(638,403)	(362,329)

Total gross deferred tax liabilities	(118,679,015)	(105,533,928)

Net deferred tax liabilities	$(4,952,646)	$(11,858,482)

The net deferred tax assets (liabilities) are reflected in the accompanying balance sheet as follows:

	2006	2005

Current deferred tax assets	$7,780,161	$5,472,643
Non-current deferred tax liabilities	(12,732,807)	(17,331,125)

Net deferred tax liability	$(4,952,646)	$(11,858,482)

During the years ended March 31, 2006 and 2005, the Company recorded valuation allowances against certain state net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

FRONTIER AIRLINES, INC. Notes to Financial Statements, continued

As of March 31, 2005, the Company had federal net operating loss carryforwards totaling $196,859,000, comprised of $45,638,000 that expires in 2023, $58,960,000 that expires in 2024 and $92,261,000 that expires in 2025. During the year ended March 31, 2006, the Company generated an estimated $51,888,000 in additional federal net operating loss carryforwards which expires in 2026. As of March 31, 2006, the Company had an estimated total federal net operating loss carryforwards of $248,747,000 and total state net operating loss carryforwards of $216,225,000 which expire between 2008 and 2026.

12. Stockholders’ Equity

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

Warrants and Stock Purchase Rights

In February 2003, the Company issued warrants to purchase 3,833,946 shares of common stock at $6.00 per share to the Air Transportation Stabilization Board, (“ATSB”) and to two other guarantors which were exercisable immediately. The warrants had an estimated fair value of $9,282,538 when issued and expire seven years after issuance. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. These warrants were subsequently repriced in September 2003 as a result of the Company’s secondary public offering and again in December 2005 as a result of the Company’s convertible debt offering to $5.87 per share.

FRONTIER AIRLINES, INC. Notes to Financial Statements, continued

13. Equity Based Compensation Plans

Stock Options

On September 9, 2004, the shareholders of the Company approved the Frontier Airlines, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan, which includes stock options issued since 1994 under a previous plan, allows the Compensation Committee to grant stock options, stock appreciation rights, restricted stock or stock units, any or all of which may be made contingent upon the achievement of performance criteria. Eligible participants include all full-time director and officer level employees of the Company, and such other employees as may be identified by the Compensation Committee from time to time where legally eligible to participate, and non-employee directors. Subject to plan limits, the Compensation Committee has the discretionary authority to determine the size and timing of an award and the vesting requirements related to the award. The plan expires September 12, 2009. The 2004 Plan allows up to a maximum 2,500,000 shares for option grants and 500,000 shares for restricted stock or restricted stock units, subject to adjustment only to reflect stock splits and similar events. With certain exceptions, stock options issued under this plan generally vest over a five-year period from the date of grant and expire in ten years from the grant date.

A summary of the stock option activity and related information for the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding-beginning of year	2,695,550	$10.82	2,578,565	$11.06	2,430,815	$10.28
Granted	60,000	$12.23	210,000	$7.91	522,500	$11.41
Exercised	(194,308)	$7.98	(51,500)	$6.54	(227,250)	$4.40
Surrendered	(164,692)	$10.30	(41,515)	$16.21	(147,500)	$9.67

Outstanding-end of year	2,396,550	$11.13	2,695,550	$10.82	2,578,565	$11.06

Exercisable at end of year	2,122,550	$11.54	2,279,050	$11.50	1,407,899	$10.43

The grant date fair value of the options granted during the years ended March 31, 2006, 2005 and 2004 were $7.71, $5.47 and $6.48, respectively.

FRONTIER AIRLINES, INC. Notes to Financial Statements, continued

Exercise prices for options outstanding under the 2004 Plan as of March 31, 2006 ranged from $2.13 per share to $24.17 per share. The weighted-average remaining contractual life of those options is 5.5 years. A summary of the outstanding and exercisable options at March 31, 2006, segregated by exercise price ranges, is as follows:

Exercise Price Range	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Exercisable Options	Weighted- Average Exercise Price

$2.13 - $5.42	506,250	$4.90	3.4	468,250	$4.89
$5.80 - $8.55	496,000	$7.47	6.4	320,000	$7.67
$8.83 - $12.23	520,000	$10.75	6.0	460,000	$10.55
$12.68 - $17.00	622,500	$15.88	5.9	622,500	$15.88
$17.02 - $24.17	251,800	$19.91	6.2	251,800	$19.91

	2,396,550	$11.13	5.5	2,122,550	$11.54

Restricted Stock Units and Stock Appreciation Rights

To better optimize the cost of the Company’s equity incentives under SFAS 123(R), the Company began to issue awards under the 2004 Plan that consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) rather than stock options. During the year ended March 31, 2006, the Company granted RSUs to acquire 85,221 shares of common stock and SARs with respect to 197,964 shares of common stock.

The restricted stock awards issued to employees vest, if the employee is still employed by the Company at the time, five years from the grant date. Restricted stock issued to members of the Board of Directors vest after three years. The fair value of the RSUs on the date of the grant is recorded as compensation expense over the vesting period. The SARs are payable only in stock and vest 20% a year over five years. The SARs entitle the employee, once vested and exercised, to receive shares of the Company’s common stock having a value on the date of exercise equal to the excess of the fair market value of the shares on the date of exercise over the fair market value of the shares on the date of grant. Compensation expense for the SARs is based on the difference between the market price of the award on the date of grant and the current market price of the award. During the year ended March 31, 2006, compensation expense of $147,000 was recognized for these awards.

FRONTIER AIRLINES, INC. Notes to Financial Statements, continued

A summary of the activity for RSUs and SARs are as follows:

	RSUs		SARs

	Number of Restricted Units	Weighted- Average Grant Date Market Value	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding-beginning of year	—	$—	—	$—
Granted	85,221	$10.20	197,964	$10.25
Released	(55)	$11.28	—	$—
Surrendered	(9,562)	$10.59	(29,727)	$10.12

Outstanding-end of year	75,604	$10.15	168,237	$10.28

SFAS No. 123

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2006	2005	2004

Assumptions:
Risk-free interest rate	4.06%	3.35%	2.97%
Dividend yield	0%	0%	0%
Volatility	74.41%	73.88%	77.48%
Expected life (years)	5	7	5

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

FRONTIER AIRLINES, INC. Notes to Financial Statements, continued

14. Retirement Plans

Employee Stock Ownership Plan

The Company has established an Employee Stock Ownership Plan (“ESOP”) which is for the benefit of each employee of the Company, except those employees covered by a collective bargaining agreement that does not provide for participation in the ESOP. Company contributions to the ESOP are discretionary and may vary from year to year. In order for an employee to receive an allocation of Company common stock from the ESOP, the employee must be employed on the last day of the ESOP’s plan year, with certain exceptions. The Company’s annual contribution to the ESOP, if any, is allocated among the eligible employees of the Company as of the end of each plan year in proportion to the relative compensation (as defined in the ESOP) earned that plan year by each of the eligible employees. The ESOP does not provide for contributions by participating employees. Employees vest in contributions made to the ESOP based upon their years of service with the Company. A year of service is an ESOP plan year during which an employee has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participating employee will be fully vested after five years of service. Distributions from the ESOP will not be made to employees during employment. However, upon termination of employment with the Company, each employee will be entitled to receive the vested portion of his or her account balance. In November 2005, the Company negotiated a new union contract in which employees covered by a union contract became immediately vested in their accounts and received stock certificates for the balance in their account.

During the year ended March 31, 2006, 2005 and 2004, the Company contributed 400,000, 346,400 and 646,142 shares, respectively, to the plan. Total Company contributions to the ESOP from inception through March 31, 2006 totaled 2,588,000 shares. The Company recognized compensation expense during the years ended March 31, 2006, 2005 and 2004 of $2,969,000, $2,940,000, and $2,499,000, respectively, related to its contributions to the ESOP. Compensation expense under the ESOP plan is determined by multiplying the number of the shares contributed by the fair market value of the shares on the date contributed. The fair value of the unearned ESOP shares on March 9, 2006, the date of grant, was $2,792,000. The fair value of the unearned ESOP shares on March 31, 2006 was $3,080,000.

Retirement Savings Plan

The Company has established a Retirement Savings Plan under section 401(k) of the Internal Revenue Code (“401(k) Plan”). Participants may contribute from 1% to 60% of their pre-tax annual compensation up the maximum amount allowed under the Internal Revenue Code. Participants are immediately vested in their voluntary contributions.

The Company’s Board of Directors has elected to match 50% of participant contributions up to 10% of salaries from May 2000 through December 2006. During the years ended March 31, 2006, 2005, and 2004, the Company recognized compensation expense associated with the matching contributions totaling $4,201,000, $3,924,000, and $2,599,000, respectively. Future matching contributions, if any, will be determined annually by the Board of Directors. In order to receive the matching contribution, participants must be employed on the last day of the plan year. Participants vest in contributions made to the 401(k) Plan based upon their years of service with the Company. A year of service is a plan year during which a participant has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participant will be fully vested after five years of service. Upon termination of employment with the Company, each participant will be entitled to receive the vested portion of his or her account balance.

FRONTIER AIRLINES, INC. Notes to Financial Statements, continued

Retirement Health Plans

In conjunction with the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents, they may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. (“the Retirement Health Plan”) until age 65. The cost of retiree medical benefits are continued under the same contribution schedule as active employees.

We regularly evaluate ways to better manage employee benefits and control costs. Any changes to the plan or assumptions used to estimate future benefits could have a significant effect on the amount of the reported obligation and future annual expense.

The following table provides a reconciliation of the changes in the benefit obligations under the Retirement Health Plan for the years ended March 31, 2006 and 2005.

          Reconciliation of benefit obligation:

	2006	2005

Obligation at beginning of period	$4,574,772	$3,680,511
Service cost	953,916	932,527
Interest cost	271,285	218,390
Benefits paid	(116,621)	(16,756)
Net actuarial loss (gain)	(553,398)	(239,900)

Obligation at end of period	$5,129,954	$4,574,772

The following is a statement of the funded status as of March 31, 2006 and 2005:

	2006	2005

Funded status	$(5,129,954)	$(4,574,772)
Unrecognized net actuarial (gain) loss	680,235	1,294,318

Accrued benefit liability	$(4,449,719)	$(3,280,454)

Net periodic benefit cost of the Retirement Health Plan for the years ended March 31, 2006, 2005, and 2004 include the following components.

	2006	2005	2004

Service cost	$953,916	$932,527	$640,082
Interest cost	271,285	218,390	146,494
Recognized net actuarial loss	60,685	89,430	61,410

Net periodic benefit cost	$1,285,886	$1,240,347	$847,986

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other post-retirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated post-retirement benefit obligation (“APBO”) at March 31, 2006, would have the following effects:

FRONTIER AIRLINES, INC. Notes to Financial Statements, continued

	1% increase	1% decrease

Increase (decrease) in total service and interest cost	$158,629	$(136,749)
Increase (decrease) in the APBO	$604,874	$(524,339)

The measurement dates used to determine the benefit measurements for the plan are March 31, 2006, 2005 and 2004. The Company used the following actuarial assumptions, which were based upon information available as of the beginning of the fiscal year, to account for this post-retirement benefit plan:

	2006	2005	2004

Weighted average discount rate	6.25%	6.00%	6.00%
Assumed healthcare cost trend (1)	9.50%	9.50%	10.00%

(1)	Trend rates were assumed to reduce until 2015 when an ultimate rate of 5.00% is reached.

(2)

The estimated benefit payments expected to be paid by the Retirement Health Plan, and funded by the Company, for the next ten years are as follows:

Fiscal year 2007	$100,165
Fiscal year 2008	$212,994
Fiscal year 2009	$341,620
Fiscal year 2010	$411,985
Fiscal year 2011	$475,073
Fiscal year 2012 - 2016	$3,192,664

Certain other union employees are included in a multi-employer pension plan to which the Company makes contributions in accordance with the union contract. Such contributions are made on a monthly basis in accordance with the requirements of the union contract. Contributions to multi-employer pension plans were $537,000, $471,000 and $424,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

FRONTIER AIRLINES, INC. Notes to Financial Statements, continued

15. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2006	2005	2004

Numerator:
Numerator for basic earnings (loss) per share -
Net income (loss)	$(13,971,446)	$(23,430,186)	$12,635,135

Denominator:
Weighted average shares outstanding, basic	36,166,972	35,641,370	32,732,567
Effects of dilutive securities:
Dilutive effect of employee stock options	—	—	582,150
Dilutive effect of warrants	—	—	1,961,699

Denominator for diluted earnings (loss) per share	36,166,972	35,641,370	35,276,416

Earnings (loss) per share:
Basic	$(0.39)	$(0.66)	$0.39

Diluted	$(0.39)	$(0.66)	$0.36

For the year ended March 31, 2006, interest, net of tax, on the Convertible Notes in the amount of $1,027,000 and shares of 2,804,000 that would be issued upon assumed conversion of the Convertible Notes, were excluded from the calculation of diluted loss per share due to the antidilutive effect on loss per share. For the years ending March 31, 2006, 2005 and 2004, the weighted average options and warrants outstanding of 6,557,000, 6,529,000, and 1,556,000, respectively, were excluded from the calculation of diluted earnings per share since the effect would have been anti-dilutive. For the years ending March 31, 2004, the Company has excluded from the calculations of diluted earnings per share 1,022,300 options, with exercise prices ranging from $12.68 to $24.17, because the exercise price of the options was greater than the average market price of the common stock for the respective year.

16. Concentration of Credit Risk

The Company does not believe it is subject to any significant concentration of credit risk relating to receivables. At March 31, 2006 and 2005, 53.4% and 60.8% of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, manufactures’ credits and the Internal Revenue Service. Receivables related to tickets sold are short-term, generally being settled shortly after sale or in the month following ticket usage.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

17. Commitments and Contingencies

Legal Proceedings and Insurance

From time to time, the Company is engaged in routine litigation incidental to our business. The Company believes there are no legal proceedings pending in which the Company is a party or of which any of our property may be subject to that are not adequately covered by insurance maintained by us, or which, if adversely decided, would have a material adverse affect upon its business or financial condition.

Recently, the Company’s services to Cancun, Mexico and New Orleans, Louisiana were disrupted by hurricanes and other extreme weather that impacted the Company’s service levels to these destinations, revenues and operating costs. The Company maintains business interruption insurance to cover lost profits and has made claims to recover loss profits related to these events. The Company has not recorded any anticipated recoveries as a final settlement of the claims has not been reached.

Purchase Commitments

As of March 31, 2006, the Company has remaining firm purchase commitments for 17 additional aircraft, which have scheduled delivery dates beginning in June 2006 and continuing through August 2010. The Company has also committed to lease as many as three additional A319 aircraft from third party lessors over the next year. The Company is not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, the Company is required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of March 31, 2006, pre-delivery payments on future deliveries were made totaling $40,449,000 to secure these aircraft.

The Company has aggregate additional amounts due under these purchase commitments and estimated amounts for buyer-furnished equipment, spare parts for both the purchased and leased aircraft and to equip the aircraft with LiveTV. In addition, the Company has commercial commitments under an agreement with SabreSonic™ for its SabreSonic passenger solution to power the reservations and check-in capabilities along. The estimated aggregate amount for these purchase commitments is $670,759,000; $152,638,000 which is due in fiscal year 2007. We have obtained financing for all of our aircraft deliveries through June 2007 and expect to have adequate liquidity to cover our contractual obligations.

Employees

As of March 31, 2006, the Company had approximately 4,800 employees, of which approximately 21% are represented by unions. Of those employees covered by collective bargaining agreements, approximately 62% presently have contracts under negotiation or becoming amendable in fiscal year 2007. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

18. Government Assistance

Emergency Wartime Supplemental Appropriations Act

The Emergency Wartime Supplemental Appropriations Act (“the Appropriations Act”) enacted on April 16, 2003, which made available approximately $2.3 billion to U.S. flag air carriers for expenses and revenue foregone related to aviation security. In order to have been eligible to receive a portion of this fund, air carriers must have paid one or both of the TSA security fees, the September 11th Security Fee and/or the Aviation Security Infrastructure Fee as of the date of enactment of the Appropriations Act. According to the Appropriations Act, an air carrier may use the amount received as the air carrier determines. The Appropriations Act requires air carriers who accept these funds to limit the compensation paid during the 12 month period beginning April 1, 2003 to each executive officer to an amount equal to no more than the annual salary paid to that officer with respect to the air carrier’s fiscal year 2002. Pursuant to the Appropriations Act, the Company received $15,573,000 in May 2003, of which $549,000 was paid to Mesa Air Group for the revenue passengers Mesa carried as Frontier JetExpress.

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

19. Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Revenues	$236,410,061	$258,423,479	$246,962,560	$252,476,646
Operating Expenses	$237,632,907	$244,788,895	$258,626,176	$261,122,022
Net loss	$(2,733,748)	$6,905,352	$(10,290,220)	$(7,852,830)

Loss per share:
Basic	$(0.08)	$0.19	$(0.28)	$(0.22)

Diluted	$(0.08)	$0.18	$(0.28)	$(0.22)

2005
Revenues	$192,423,070	$214,434,774	$208,237,471	$218,544,126
Operating Expenses	$200,232,227	$215,031,732	$223,520,909	$221,302,068
Net loss	$(6,573,718)	$(2,081,970)	$(11,058,044)	$(3,716,454)

Loss per share:
Basic	$(0.18)	$(0.06)	$(0.31)	$(0.10)

Diluted	$(0.18)	$(0.06)	$(0.31)	$(0.10)

FRONTIER AIRLINES, INC.

Notes to Financial Statements, continued

20. Subsequent Events

Reorganization

On April 3, 2006, Frontier Airlines, Inc. (“Frontier”) completed its reorganization (the “Reorganization”) into a Delaware holding company structure, whereby Frontier became a wholly owned subsidiary of Frontier Airlines Holdings, Inc., a Delaware corporation (“Frontier Holdings”). In connection with the Reorganization, each share of common stock of Frontier (“Frontier Common Stock”) was exchanged for one share of common stock of Frontier Holdings (“Frontier Holdings Common Stock”), resulting in each shareholder of Frontier as of the close of business on March 31, 2006 becoming a stockholder of Frontier Holdings as of the opening of business on April 3, 2006.

Frontier Holdings assumed all of the outstanding options and awards under Frontier’s 2004 Equity Incentive Plan effective upon the closing of the Reorganization. Each outstanding option and other award assumed by Frontier Holdings is exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the Reorganization, except that all such options and awards now entitle the holder thereof to purchase Frontier Holdings Common Stock in accordance with the terms of such plan or agreement as in effect on the date of issuance. The number of shares of Frontier Holdings Common Stock issuable upon the exercise or issuance of such an option or award after the completion of the Reorganization equals the number of shares of Frontier Common Stock subject to the option or award prior to the completion of the Reorganization.

Also in connection with the Reorganization, Frontier’s Employee Stock Ownership Plan was amended to provide that future awards under the plan will be made in shares of Frontier Holdings Common Stock.

ATSB Warrants

In May 2006, the ATSB transferred ownership all of their outstanding warrants to seven institutional investors (see Note 12).